Form 10KSB
period 2006-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2007-03-28
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

Wireless Ronin Technologies, Inc.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1967918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14700 Martin Drive, Eden Prairie, Minnesota 55344
(Address of Principal Executive Offices, including Zip Code)

(952) 564-3500
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
Common Stock ($0.01 par value)

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange  Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The issuer’s revenues for its most recent fiscal year were $3,145,389.

The aggregate market value of the common equity held by non-affiliates of the issuer as March 1, 2007, was approximately $45,050,771, based upon the last sale price of one share on such date.

As of March 1, 2007, the issuer had outstanding 9,835,621 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

History

Wireless Ronin Technologies, Inc. is a Minnesota corporation incorporated on March 23, 2000. Originally we sought to apply our proprietary wireless technology in the information device space and focused on an “industrial strength” personal digital assistant. We recognized that we lacked the financial and operating strength to compete in the general market and instead targeted niche markets, but we were unable to gain market acceptance for this type of application. Beginning in the fall of 2002, we designed and developed RoninCast®. The first release of RoninCast was in the spring of 2003.

General

We provide dynamic digital signage solutions targeting specific retail and service markets. Through a suite of software applications marketed as RoninCast, we provide an enterprise-level content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast’s flexibility allows us to develop custom solutions for specific customer applications.

Business Strategy

Our objective is to be the premier provider of dynamic digital signage systems to customers in our targeted retail and service markets. To achieve this objective, we intend to pursue the following strategies:

Focus on Vertical Markets.  Our direct sales force focuses primarily on the following vertical market segments: retail, hospitality, specialized services and public spaces. To attract and influence customers, these markets continue to seek new mediums that provide greater flexibility and visual impact in displaying messages. We focus in markets where we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

Marketing and Branding Initiatives.  Our key marketing objective is to establish RoninCast as an industry standard in the dynamic digital signage industry. Our marketing initiatives convey the distinguishing and proprietary features of our products, including wireless networking, centralized content management and custom software solutions.

Our strategy has included establishing a strong presence at national trade shows, such as NADA (National Auto Dealership Association), Globalshop and Digital Retailing. Both Globalshop and Digital Retailing focus on retail markets and have attendees from many countries. These trade shows provide an ideal venue for product introduction and engaging with key retailers. We continuously evaluate our strategies to determine which trade show presence best serves our marketing objectives.

Leverage Strategic Partnerships and Reseller Relationships.  We seek to develop and leverage relationships with market participants to integrate complementary technologies with our solutions. We believe that strategic partnerships will enable access to emerging new technologies and standards and increase our market presence. These strategic partners obtain the rights, in some cases exclusively, to sell and distribute the RoninCast technology in a defined market segment by purchasing a license for that particular vertical market. We plan to continue developing and expanding reseller relationships with firms or individuals who possess specific market positions or industry knowledge.

Outsource Essential Operating Functions.  We outsource certain support functions such as system installation, fixturing, integration and technical field support. In addition, we purchase from manufacturers such items as stands, mounts, custom enclosures, monitors and computer hardware. We believe that our expertise in managing complex outsourcing relationships improves the efficiency of our digital signage solutions.

Custom Solutions.  Although RoninCast is an enterprise solution designed for an array of standard applications, we also develop custom systems that meet the specific business needs of our customers. As digital signage technology continues to evolve we believe that creating custom solutions for our customers is one of the primary differentiators of our value proposition.

New Product Development.  Developing new products and technologies is critical to our success. Increased acceptance of digital signage will require technological advancements to integrate it with other systems such as inventory control, point-of sale and database applications. In addition, digital media content is becoming richer and we expect customers will continue to demand more advanced requirements for their digital signage networks. We intend to continue to listen to our customers, watch the competitive landscape and improve our products.

Industry Background

Digital Signage.  We provide digital signage for use in the advertising industry. Total advertising expenditures were approximately $264 billion in 2004 according to Advertising Age’s Special Report: Profiles Supplement — 50th Annual 100 Leading National Advertisers Report. Within this industry, we participate in a digital signage segment focusing primarily on marketing or advertising targeted to specific retail and service markets.

The use of digital signage is expected to grow significantly over the next several years. Frost & Sullivan has estimated that the size of the North American digital signage advertising market, comprising advertising revenues from digital signage networks, at $102.5 million in 2004 and forecasts the market to reach $3.7 billion in 2011, a compound annual growth rate of 67%. According to iSuppli, the digital signage market is expected to surpass $2 billion in overall revenue by 2009.

Frost & Sullivan also estimates that expenditures for digital signage systems, including displays, software, software maintenance, media players, design, installation, and networking services, were $148.9 million in 2004, and the market is forecast to reach $856.9 million by 2011, a compound annual growth rate of 28%.

Growth of Digital Signage.  We believe there are four primary drivers to the growth of digital signage:

•	Compliance and effectiveness issues with traditional point-of-purchase signage. Our review of the current market indicates that most retailers go through a tedious process to produce traditional static point-of-purchase and in-store signage. They create artwork, send such artwork to a printing company, go through a proof and approval process and then ship the artwork to each store. According to an article appearing in The Retail Bulletin (February 19, 2006), it is estimated that less than 50% of all static in-store signage programs are completely implemented once they are delivered to stores. We believe our signage solution can enable prompt and effective implementation of retailer signage programs, thus significantly improving compliance and effectiveness.

•	Growing awareness that digital signage is more effective. We believe that a majority of brand buying decisions are made while in the retail store. Research presented at the 2005 Digital Signage Business conference shows that digital signage receives up to 10 times the eye contact of static signage and, depending upon the market, may significantly increase sales for new products that are digitally advertised. A study by Arbitron, Inc. found that 29% of the consumers who have seen video in a store say they bought a product they were not planning on buying after seeing the product featured on the in-store video display. We believe that our dynamic digital signage solutions provide a valuable alternative to advertisers currently using static signage.

•	Changes in the advertising landscape. With the introduction of personal video recorders (PVRs) and satellite radio, we believe retailers, manufacturers and advertising firms are struggling with ways to present their marketing message effectively. A recent article in Infomercial Media states that PVRs (TiVo, for example) will be in over 30% of US homes within the next five years. Although viewers are watching 20-30% more television, they are using PVR technology to bypass as much as 70% of the commercials. In addition, satellite radio continues to grow in popularity with limited and/or commercial free programming. We believe the use of digital signage will continue to grow as advertisers seek alternatives to traditional media.

•	Decreasing hardware costs associated with digital signage. The high cost of monitors has been an obstacle of digital signage implementation for a number of years. The price of digital display panels has been falling due to increases in component supplies and manufacturing capacity. As a result, we believe that hardware costs are likely to continue to decrease, resulting in continued growth in this market. We employ digital displays from a variety of manufacturers. This independence allows us to give our customers the hardware their system requires while taking advantage of improvements in hardware technology, pricing reductions and availability. We partner with several key hardware vendors, including NEC, Richardson Electronics (Pixelink), LG, Hewlett Packard and Dell.

The RoninCast Solution

RoninCast is a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. For example, our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. An example of this is the interactive, touch screen kiosk we designed for shoppers at stores where Sealy mattresses are sold. RoninCast enables us to deliver a turn-key solution that includes project planning, innovative design services, network deployment, software training, equipment, hardware configuration, content development, implementation, maintenance and 24/7 help desk support.

Our software manages, schedules, and delivers dynamic digital content over wired or wireless networks. Our suite of software products has been trademarked RoninCast. Our solution integrates proprietary software components and delivers content over proprietary communication protocols.

RoninCast is an enterprise software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting the following objectives of a successful marketing campaign.

Features and benefits of the RoninCast system include:

•	Effective Conveyance of Message. Studies have shown digital signs to be an effective means of attracting the attention of customers and improving message recall. We believe that the display of complex graphics and videos creates a more appealing store environment.

•	Centrally Controlled. RoninCast empowers the end-user to distribute content from one central location. As a result, real-time marketing decisions can be managed in-house ensuring retailers’ communication with customers is executed system-wide at the right time and the right place. Our content management software recognizes the receipt of new content, displays the content, and reports back to the central location(s) that the media player is working properly.

•	Wireless Delivery. RoninCast can distribute content within an installation wirelessly. RoninCast is compatible with current wireless networking technology and does not require additional capacity within an existing network. RoninCast uses Wireless Local Area Network (WLAN) or wireless data connections to establish connectivity. By installing or using an existing onsite WLAN, RoninCast can be incorporated throughout the venue without any environmental network cabling. We also offer our mobile communications solution for off-site signage where WLAN is not in use or practical.

•	Network Control. Each remote media player is uniquely identified and distinguished from other units as well as between multiple locations. RoninCast gives the end-user the ability to view the media player’s status to determine if the player is functioning properly and whether the correct content is playing. A list of all units on the system is displayed allowing the end-user to view single units or clusters of units. The system also allows the end-user to receive information regarding the health of the network before issues occur. In addition, display monitors can be turned on or off remotely.

•	Ease and Speed of Message Delivery. Changing market developments or events can be quickly incorporated into our system. The end-user may create entire content distributions on a daily, weekly or monthly basis. Furthermore, the system allows the end-user to interject quick daily updates to feature new or overstocked items, and then automatically return to the previous content schedule.

•	Scalability/Mobility. By utilizing a wireless network, the RoninCast system provides the ability to easily move signage or “scale-up” to incorporate additional digital signage. Displays can be moved to or from any location under a wireless network. Customers are able to accommodate adds/moves/changes within their environment without rewiring network connections. And when the customer wants to add additional digital signage, only electrical power needs to be supplied at the new location.

•	Data Collection. Through interactive touch screen technology, RoninCast software can capture user data and information. This information can provide feedback to both the customer and the marketer. The ability to track customer interaction and data mine user profiles, in a non-obtrusive manner, can provide customers feedback that would otherwise be difficult to gather.

•	Integrated Applications. RoninCast can integrate digital signage with other applications and databases. RoninCast is able to use a database feed to change the content or marketing message, making it possible for our customers to deliver targeted messages. Data feeds can be available either internally within a business or externally through the Internet. For example, our customers can specify variable criteria or conditions which RoninCast will analyze, delivering marketing content relevant to the changing environment.

•	Compliance/Consistency. RoninCast addresses compliance and consistency issues associated with print media and alternative forms of visual marketing. Compliance measures the frequency of having the marketing message synchronized primarily with product availability and price. Compliance issues cause inconsistencies in pricing, product image and availability, and store polices. RoninCast addresses compliance by allowing message updates and flexible control of a single location or multiple locations network-wide. RoninCast allows our customers to display messages, pricing, images, and other information on websites that are identical to those displayed at retail locations.

Our Markets

We generate revenues through system sales, license fees and separate service fees for consulting, training, content development and implementation services, and for ongoing customer support and maintenance. We currently market and sell our software and service solutions through our direct sales force and value added resellers.

We market to companies that deploy point-of-purchase advertising or visual display systems and whose business model incorporates marketing, advertising, or delivery of messages. Typical applications are retail and service business locations that depend on traditional static point-of-purchase advertising. We believe that any retail businesses promoting a brand or advertiser seeking to reach consumers at public venues are also potential customers. We believe that the primary market segments for digital signage include:

Retail.  General retailers typically have large stores offering a variety of goods and services. This vertical market constantly faces the challenge of improving customer traffic as the size of the stores increases. It is estimated that a typical customer’s shopping cycle is once every two weeks for about 1 1/2 hours per visit. Furthermore, they also understand the need to compete with on-line shopping by offering a source for products that are becoming more popular through that venue. Retailers are also concerned about the demographic shopping cycle. Customers from different demographic groups shop at different times of the day and week. The challenge is to set the store and its promotions to fit the demographic customer, their shopping pattern and cycle, and to offer services that more effectively compete with electronic venues. Retailers also have difficulty with point-of-purchase compliance. Once static signage is created, printed and shipped, retailers face the challenge to get individual stores to install the point-of-purchase advertising in the proper place and at the proper time, and to remove it at the right time. In some instances, retailers see less than 50% compliance on an individual store level.

Hospitality.  Hospitality venues offer an array of opportunities for digital signage. For example, in the gaming and casino environment, entertainers and events often require signage to be developed, installed and removed on a frequent basis. RoninCast allows for centralized control and scheduling of all content, which provides a more efficient and manageable system. Additionally, casino and gaming facilities offer a variety of non-gaming services, such as spas, restaurants, shopping malls and convention halls. These facilities attempt to raise guest awareness of multiple products and services in an attractive and informative manner. Casinos may also have a need for off-site advertising, such as at airports or arenas, to drive traffic from these venues to their facilities. RoninCast with mobile communications enables the use of in-house signage to be used for off-site applications.

Restaurants also offer opportunities for digital signage. Indoor advertising in restrooms, curbside pick-up, waiting areas and menu boards are areas in which digital signage can be incorporated. For example, most walk through restaurants use backlit fixed menu systems. These are time consuming and expensive to change, leaving the restaurant with a menu fare that is fixed for a period of time. Additionally, restaurants offer different menus at different times of the day making the menu cluttered and difficult for the customer to follow. RoninCast allows for “real-time” scheduling of menu board items throughout the day with prices and selections changing based on a user-defined schedule.

Specialized Services.  The healthcare and banking industries both have specific customer waiting areas and are information-driven. By incorporating digital signage programs, these institutions can promote products and disseminate information more effectively. In addition, digital signage can reduce perceived wait times by engaging patients or customers with relevant marketing messages and information.

Public Spaces.  Public spaces such as convention centers, transportation locations and arenas present opportunities for digital signage applications. Convention centers welcome millions of visitors per year for a variety of events. Airports offer another opportunity for digital signage. These potential customers using RoninCast, along with mobile communications, can control messages remotely from their central headquarters without requiring an onsite communication network.

Our Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden or diversify our customer base. We have installed digital signage systems in over 200 locations since the introduction of RoninCast in January 2003. In aggregate, the customers listed below represent 37.2% of total sales for the year ended December 31, 2006 and 25.1% of total sales for the year ended December 31, 2005.

•	Sealy Corporation — We entered into a sale and purchase agreement with Sealy Corporation in July 2006. During 2005, we worked with Sealy to develop the SealyTouchtm system, which is an in-store, interactive shopping and training aid for mattress customers and retail associates. Sealy distributes its products through approximately 2,900 dealers at approximately 7,000 locations. Sealy purchased 50 systems in 2006. We have agreed to work with Sealy on an exclusive basis in the bedding manufacture and retail field and will be Sealy’s exclusive vendor for these systems during the three-year term of the agreement, assuming Sealy’s satisfaction of minimum order requirements described below, and contingent upon the successful conclusion of Sealy’s system beta testing and the parties entering into a master services agreement and certain other related agreements. Our commitment to work with Sealy on an exclusive basis is subject to Sealy ordering either: (i) 250 SealyTouch systems per calendar quarter beginning with the quarter ending June 30, 2007, or (ii) a total of 2,000 systems deliverable in quantities of at least 250 systems per calendar quarter, commencing with the quarter ending June 30, 2007. The agreement, however, does not obligate Sealy to purchase a minimum number of systems. Sales to Sealy Corporation represented 11.4% of total sales for the year ended December 31, 2006 and 4.9% of total sales for the year ended December 31, 2005.

•	Canterbury Park — We have installed RoninCast throughout the Canterbury Park gaming facility. In addition, Canterbury installed digital signage twenty-five miles away at the Minneapolis/St. Paul International airport utilizing RoninCast with mobile communications. Both in-house and off-site digital signage is controlled from one central location. Sales to Canterbury Park represented 0.1% of total sales for the year ended December 31, 2006 and 8.9% of total sales for the year ended December 31, 2005.

•	Coca-Cola — The Midwest region fountain division provides RoninCast displays as a means of extending their contracts with various customers, including restaurants, theatres, convenience stores and supermarkets. This division also uses its marketing co-op program with customers as a brand awareness/reward tool. Sales to this customer represented 0.0% of total sales for the year ended December 31, 2006 and 4.8% of total sales for the year ended December 31, 2005.

•	GetServd.com — GetServd.com is a full service digital advertising firm located in Calgary, Alberta, that runs the RoninCast digital signage network for many of North America’s leading paint suppliers, including industry pace setters Hirshfield’s in the Midwest and Miller Paint in the Northwest. GetServd.com creates custom signage networks for their customers to promote their various vendors, create related sales opportunities and reduce perceived wait time for their customers. Sales through GetServd.com represented 11.6% of total sales for the year ended December 31, 2006. We had no sales to this customer in the year ended December 31, 2005.

•	Foxwoods Resort Casino — Foxwoods is the largest casino in the world, with 340,000 square feet of gaming space in a complex that covers 4.7 million square feet. More than 40,000 guests visit Foxwoods each day. Foxwoods purchased RoninCast to control, administer and maintain marketing content on its property from its marketing headquarters in Norwich, Connecticut. Sales to Foxwoods Resort Casino represented 8.8% of total sales for the year ended December 31, 2006 and no sales for the year ended December 31, 2005.

•	Las Vegas Convention and Visitors Authority — By using our solution for wayfinding (touch screen technology), advertising and event scheduling, this digital signage installation exemplifies how digital signage can enhance an environment while providing advanced technology to control, administer and maintain marketing content from one centralized location. Sales to Las Vegas Convention and Visitors Authority represented 0.8% of total sales for the year ended December 31, 2006 and 2.4% of total sales for the year ended December 31, 2005.

•	Mystic Lake Casino and Resort — We have installed RoninCast displays for several applications, including offsite advertising at the Mall of America, Wall of Winners, promotion of casino winners, general kiosks and upcoming casino events. Sales to Mystic Lake Casino and Resort represented 1.0% of total sales for the year ended December 31, 2006. We had no sales to this customer in the year ended December 31, 2005.

•	Showtickets.com — Showtickets.com uses RoninCast to control content in Las Vegas to promote ticket sales for shows and events throughout Las Vegas. An example of our scalability, Showtickets.com has continued to increase their digital signage presence over the past three years. Sales to Showtickets.com represented 1.4% of total sales for the year ended December 31, 2006 and 2.4% of total sales for the year ended December 31, 2005.

•	University of Akron — The University uses RoninCast as an information system for students and faculty. Starting with a small installation footprint, the University continues to grow their digital signage network with recurring orders for expansion. Sales to the University of Akron represented1.6% of total sales for the year ended December 31, 2006 and 1.7% of total sales for the year ended December 31, 2005.

•	Wynn Las Vegas — Content developed exclusively by Wynn for its proprietary outdoor display is previewed, edited and approved using our system. Sales to Wynn Las Vegas represented 0.4% of total sales for the year ended December 31, 2006. We had no sales to this customer in the year ended December 31, 2005.

Product Description

RoninCast is a dynamic digital signage network solution that combines scalable, secure, enterprise-compliant, proprietary software with off the shelf or customer owned hardware. This integrated solution creates a network capable of controlling management, scheduling and delivery of content from a single location to an enterprise-level system.

Master Controller (MC) — The MC is divided into two discreet operational components: the Master Controller Server (MCS) and the Master Controller Client (MCC). The MCS provides centralized control over the entire signage network and is controlled by operators through the MCC graphical user interface. Content, schedules and commands are submitted by users through the MCC to be distributed by the MCS to the End-Point Controllers. Additionally, through the MCS, network and content reports, and field data are viewed by operators utilizing the MCC.

End-Point Controller (EPC) — The EPC receives content, schedules and commands from the centralized MCS. It then passes along the information to the End-Point Viewers in its local environment. The EPC then sends content, executes schedules and forwards commands that have been delivered. Additionally, the EPC monitors the health of the local network and sends status reports to the MCS.

End-Point Viewer (EPV) — The EPV software displays the content that has been distributed to it from the EPC or the Site Controller. It keeps track of the name of the content that is currently playing, and when and how many times it has played. This information is delivered back to the MCS through the EPC.

Site Controller (SC) — The SC provides localized control and operation of an installation. It is able to deliver, broadcast, or distribute schedules and content. The level of control over these operations can be set at specific levels to allow local management access to some or all aspects of the network. The SC also allows information to be reviewed regarding the status of their local RoninCast network. It is also used as an installation and diagnostic tool.

Network Builder (NB) — The NB allows operators to set up virtual networks of signage that create groups for specific content distribution. EPVs can be grouped by location, type, audience, or whatever method the user chooses.

Schedule Builder (SB) — The SB provides users the ability to create schedules for extended content distribution. Schedules can be created a day, a week, a month or a year at a time. These schedules are executed by the EPCs at the local level.

Zone Builder (ZB) — The ZB allows screen space to be divided into discreet sections (zones) that can each play separate content. This allows reuse of media created from other sources, regardless of the pixel-size of the destination screen. Additionally, each zone can be individually scheduled and managed.

RoninCast Wall (RCW) — The RCW provides the ability to synch multiple screens together to create complex effects and compositions such as an image moving from one screen to the next screen, or all screens playing new content at one time.

Database Client (DBC) — The DBC allows for automation of control of the RoninCast network. Information can be retrieved from a database and sent to the EPVs automatically. This software is best suited for implementation where information changes on a regular basis, such as meeting room calendars or arrival and departure times, or data feeds from the Internet (for example, stock prices or sports scores).

Event Log Viewer (EVL) — The EVL allows the user to easily analyze logs collected from the field in an organized manner. Filtering and sorting of data in any aspect further simplifies the analysis.

Software Development Kit (SDK) — The SDK is provided so that customers can create their own custom applications that can interface with the RoninCast network. This provides the ultimate in flexibility for our customers who wish to create their own look-and-feel.

Key Components

Key components of our solution include:

User-Friendly Network Control

When managing the RoninCast network, the ability to easily and intuitively control the network is critical to the success of the system and the success of the customer. Customer input has been, and continues to be, invaluable in the design of the RoninCast Graphical User Interface. Everything from simple design decisions (e.g. menu layout) to advanced network communication (e.g. remote media file visualization — seeing the content play on a remote screen), is designed to be user-friendly and easily learned.

Diverse Content Choices

With the myriad of media design tools available today, it is vital that RoninCast stay current with the tools and technologies available. RoninCast started with Macromedia Flash, and while Flash remains a large percentage of content created and deployed, we have continued to innovate and expand the content options available. Today we offer Video (MPEG1, MPEG2, MPEG4, WMV, AVI), Macromedia Flash (SWF), still images (JPEG, BMP), and audio (MP3, WAV). As media technologies continue to emerge and advance, we also plan to expand the media choices for RoninCast.

Intelligent Content Distribution

The size and complexity of the content being sent to be displayed are growing. In order for RoninCast to maintain network friendliness across wired and wireless connections, it is important that as few bytes as possible are sent. There are several ways that we make this possible.

The system utilizes a locally installed librarian that takes advantage of unused space on the hard-drive to track and manage content. Only files that are needed at the End-Points are transferred, saving on network bandwidth.

RoninCast supports content transfer technologies other than one-to-one connections. One such technology is multicast satellite distribution. This is widely used in corporations, for example big-box retailers, that distribute large quantities of data to many locations.

Often it is not the content itself that needs to be changed, but the information within the content that needs to be changed. If information updates are needed, instead of creating and sending a new content file, RoninCast can facilitate the changing of that information. Through Macromedia Flash and the RoninCast Database Client, changing content information (instead of the content itself), can be facilitated through mechanisms such as Active Server Pages (PHP). This reduces updates from mega-bytes to the few bytes required to display a new time.

Distributed Management

In order for RoninCast to be scalable to large organizations, it is necessary that each individual installation not burden the MC with everyday tasks that are required to manage a complex network. To this end, the MC offloads much of its work and monitoring to the EPCs. On the local network, the EPCs execute schedules, monitor EPVs, distribute content, and collect data. The only task that is required of the MC is to monitor and communicate with the EPCs. In this way, expansion of the RoninCast network by adding an installation does not burden the MC by the number of screens added, but only by the single installation.

Enterprise-Level Compatibility

RoninCast software is designed to easily integrate into large enterprises and become part of suite of tools that are used every day. The RoninCast Server applications (MCS and EPC) run under Windows (2K, XP and 2K+ Server), and Linux server technology. In order to accommodate our customers’ network administrators, our software supports the ability to use PHP to create controlled, closed-loop interfaces for the RoninCast system.

Flexible Network Design

One of the strengths of the RoninCast network is the ease and flexibility of implementation and expansion. RoninCast is designed to intelligently and successfully manage myriad connection options simultaneously both internally to an installation, and externally to the Internet.

RoninCast can be networked using Wired LAN and/or Wireless LAN technology. With Wireless LAN, time and costs associated with installing or extending a hardwired network are eliminated. Wireless LAN offers customers freedom of installations and reconfigurations without the high costs of cabling. Additionally, a new installation can be connected to the Internet through dial-up/DSL telephone modems, wireless data communications or high-throughput enterprise data-pipes.

In order to communicate with the MCS, a new installation can be connected to the Internet through dial-up/DSL telephone modems, digital mobile communication (such as CDMA or GPRS), or high-throughput enterprise data-pipes.

Security

Essential to the design of RoninCast is the security of the network and hence the security of our customers. In order to provide the most secure installation possible, we address security at every level of the system: RoninCast communication, operating system hardening, network security and user interaction.

RoninCast utilizes an unpublished proprietary communication protocol to communicate with members of the system. All information that is sent to or from a network member is encrypted with an industry standard 256-bit encryption scheme that is rated for government communication. This includes content for display as well as commands to the system (for maintenance, data retrieval, etc.). Additionally, all commands are verified by challenge-response where the receiver of communication challenges the sender to prove that in fact it was sent from that sender, and not a potential intruder.

In order for computers to be approved for use on the RoninCast network, their operating systems (whether Windows or Linux) go through a rigorous hardening process. This hardening removes or disables extraneous programs that are not required for the core operation of RoninCast applications. The result is a significantly more stable and secure base for the system as a whole.

Wireless and wired LAN each pose different levels of security and exposure. Wireless LAN has the most exposure to potential intruders. However, both can be accessed. In order to create a secure network we utilize high-level industry-standard wireless LAN equipment and configure it with the highest level of security. When necessary, we work with our customers, analyze their network security and will recommend back-end computer security hardware and software that will help make both their network and RoninCast network as secure as possible.

RoninCast also uses a username/password mechanism with four levels of control so that access and functionality can be granted to a variety of users without having to give complete control to everyone. The four levels are separated into root (the highest level of control with complete access to the system), administrators (access that allows management of the RoninCast’s hardware and software), operators (access that allows the management of the media playing), and auditors (access that is simply a “looking glass” that allows the viewing of device status, media playing, etc.). Additionally, in order to facilitate efficient management of access to the system, RoninCast will resolve usernames and password with the same servers that already manage a customer’s infrastructure.

Specialized Products

Typical hardware in our solution includes a screen and PC (with wireless antenna), and may include certain specialized hardware products including:

U-Box — A display form factor consisting of an embedded processor with monitor for bathroom or other advertising applications.

Table Sign — A form factor specifically designed for displaying advertising and informational content on gaming tables in a casino environment. The unit consists of an embedded processor that can be used with a variety of display sizes.

Touch Screen Kiosks — An integrated hardware solution for interactive touch screen applications.

Our Suppliers

Our principal suppliers include the following:

•	Bailiwick Data Systems, Inc. and National Service Center (installation services);

•	Samsung America, LG Electronics USA, NEC Display Solutions and Richardson Electronics Ltd. (monitors).

•	Hewlett Packard Company, Dell USA, LP (computers); and

•	Chief Manufacturing, Inc. (fixtures).

On September 14, 2006, we entered into a hardware partnership agreement with Richardson Electronics Ltd. that establishes pricing and procedures for our purchase of products, services and support that will allow us to focus on our core business of providing digital signage solutions. Although the agreement doesn’t require us to purchase minimum levels of products, services and support from Richardson or require Richardson to provide us with minimum levels of products, services or support, we expect that Richardson will be the primary supplier of our touch screen systems, provide consulting services regarding hardware selection and provide support for our installations. The term of this agreement is one year and will automatically renew for one-year terms unless terminated by either party on thirty days written notice.

Agreement with Marshall Special Assets Group, Inc.

We intend to develop strategic alliances with various organizations who desire to incorporate RoninCast Technology into their products or services or who may market our products and services. We had entered into a strategic partnership agreement with The Marshall Special Assets Group, Inc. in May 2004. We had granted Marshall the right to be the exclusive distributor of our products to entities and companies and an exclusive license to our technology in the gaming and lottery industry throughout the world for an initial two-year term. In connection with such distribution arrangement, Marshall paid us $300,000 in May 2004 and $200,000 in October 2004. We recognized this revenue, which accounted for 15.9% of total sales, in the year ended December 31, 2006. On February 13, 2007, we terminated our strategic partnership agreement with Marshall by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, we regained the rights to directly control our sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the Mutual Termination, Release and Agreement, we paid Marshall an aggregate amount equal to the sum of (i) $500,000 and (ii) $153,995 (representing a return of 12% per annum accrued through the date of termination on amounts previously paid by Marshall to us under the strategic partnership agreement), in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any further obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 will be recognized as a charge to our first quarter 2007 earnings. Pursuant to the Mutual Termination, Release and Agreement, we will pay Marshall a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. From the analysis and adoption of new communication technologies, to new computer hardware and display technologies, to the expansion of media display options, we are continually enhancing our product offering. We incurred $875,821 in 2006 and $881,515 in 2005 of research and development expenses.

Services

We also offer consulting, project planning, design, content development, training and implementation services, as well as ongoing customer support and maintenance. Generally, we charge our customers for services on a fee-for-service basis. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers.

Our services are integral to our ability to provide customers with successful digital signage solutions. Our industry-experienced associates work with customers to design and execute an implementation plan based on their business processes. We also provide our customers with education and training. Our training services include providing user documentation.

We provide our customers with product updates, new releases, new versions and updates as part of our support fees. We offer help desk support through our support center, which provides technical and product error reporting and resolution support.

Intellectual Property

As of March 1, 2007, we had three U.S. patent applications pending relating to various aspects of our RONINCAST delivery system. One of these applications was filed in October 2003 and two were filed in September 2004. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us.

We currently have U.S. Federal Trademark Registrations for WIRELESS RONIN® and RONIN CAST®, and have an approved U.S. Registration application for RONINCASTtm and Designtm. As of March 1, 2007, we also had pending in Europe a Community Trademark application for RONINCAST. Federal trademark registrations continue indefinitely so long as the trademarks are in use and periodic renewals and other required filings are made.

On February 24, 2006, we received a letter from MediaTile Company USA, advising us that it filed a patent application in 2004 relating solely and narrowly to the use of cellular delivery technology for digital signage. The letter contains no allegation of an infringement of MediaTile’s patent application. MediaTile’s patent application has not been examined by the U.S. Patent Office. Therefore, we have no basis for believing our systems or products would infringe any pending rights of MediaTile. We are also well aware of alternative delivery technology, such as Internet, available to us. We asked MediaTile in a responsive letter to keep us apprised of their patent application progress in the Patent Office.

Pursuant to the terms of the Sale and Purchase Agreement between us and Sealy Corporation, dated July 11, 2006, we have granted to Sealy a limited, nontransferable, non-royalty bearing license to use our technology used in the SealyTouch System. Sealy’s rights in our technology pursuant to this license are expressly limited to Sealy’s use at specified locations in connection with the SealyTouch Systems we have sold to Sealy. We have agreed not to furnish our technology to any other bedding manufacturer or retailer in the United States, Canada or Mexico, provided Sealy meets certain minimum order requirements.

Competition

The Weinstock Media Analysis study defined digital signage as server-based advertising over networked video displays. Using that definition, we are aware of several competitors, including 3M (Mercury Online Solutions), Thomson (Technicolor), Clarity/CoolSign, Paltronics, Scala, Nanonation, Infocast and Nexis. We are not currently a major factor in the digital signage industry as our products have not yet gained wide customer acceptance. Although we have no access to detailed information regarding our competitors’ respective operations, some or all of these entities may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We also compete with standard advertising media, including print, television and billboards.

Regulation

We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components which we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills which address the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. As of the date of this report, we have not determined that such legislation or proposed legislation will have a material adverse impact on our business.

Employees

We refer to our employees as associates. As of March 1, 2007, we had 36 full-time associates employed in programming, networking, designing, training, sales/marketing and administration areas.

ITEM 2	DESCRIPTION OF PROPERTY

We conduct our principal operations in a leased facility located at 14700 Martin Drive, Eden Prairie, Minnesota 55344. We lease approximately 8,610 square feet of office and warehouse space under a five-year lease that extends through November 30, 2009. The monthly lease obligation is currently $6,237 and adjusts annually with monthly payments increasing to $6,560 in August 2009. In addition, we lease additional warehouse space of approximately 2,160 square feet at 14793 Martin Drive, Eden Prairie, Minnesota 55344. This lease expires in September 2007 and has a monthly payment obligation of $1,350.

ITEM 3	LEGAL PROCEEDINGS

As of March 1, 2007, we were not party to any pending legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 1, 2007. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company

Jeffrey C. Mack	53	Chairman, President, Chief Executive Officer and Director
Christopher F. Ebbert	40	Executive Vice President and Chief Technology Officer
John A. Witham	55	Executive Vice President and Chief Financial Officer
Stephen E. Jacobs	58	Executive Vice President and Secretary
Scott W. Koller	44	Executive Vice President, Sales and Marketing
Brian S. Anderson	52	Vice President and Controller

Jeffrey C. Mack has served as our Chairman, President, Chief Executive Officer and one of our directors since February 2003. From November 2000 through October 2002, Mr. Mack served as Executive Director of Erin Taylor Editions, an art distribution business. From July 1997 through September 2000, Mr. Mack served as Chairman, CEO and President of Emerald Financial, a recreational vehicle finance company. In January 1990, Mr. Mack founded and became Chairman, CEO and President of Arcadia Financial Ltd. (formerly known as Olympic Financial, LTD.), one of the largest independent providers of automobile financing in the United States. Mr. Mack left Olympic in August 1996. Mr. Mack filed a voluntary bankruptcy petition in the U.S. Bankruptcy Court, Division of Minnesota, on February 16, 2001, and received a discharge on January 4, 2002.

Christopher F. Ebbert has served as our Executive Vice President and Chief Technology Officer since November 2000. From April 1999 to November 2000, Mr. Ebbert served as Senior Software Engineer for Digital Content, a 3D interactive gaming business. From February 1998 to April 1999, he served as Technical Director for Windlight Studios, a commercial 3D animation company. From December 1994 to February 1998, Mr. Ebbert served as Senior Software Engineer for Earth Watch Communications, a broadcast weather technologies company. From January 1990 to December 1994 he served as a Software Engineer and designed simulators for military use for Hughes Aircraft, an aerospace defense contractor.

John A. Witham has served as Executive Vice President and Chief Financial Officer since February 2006. From May 2002 through August 2004, Mr. Witham served as Chief Financial Officer of Metris Companies Inc. Prior to joining Metris, Mr. Witham was Executive Vice President, Chief Financial Officer of Bracknell Corporation from November 2000 to October 2001. In November 2001, Adesta Communications Inc., a wholly-owned subsidiary of Bracknell Corporation, voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, District of Nebraska. In January 2002, State Group LTD, a wholly-owned subsidiary of Bracknell Corporation, filed bankruptcy in Toronto, Ontario, Canada. Mr. Witham was Chief Financial Officer of Arcadia Financial Ltd. from February 1994 to June 2000.

Stephen E. Jacobs has served as Executive Vice President and Secretary since February 2006. From October 2003 through February 2006, Mr. Jacobs served as our Executive Vice President and Chief Financial Officer. From February 2001 to November 2002, Mr. Jacobs was a Vice President for Piper Jaffray Inc. specializing in providing investment research on the transportation, manufacturing and industrial distribution industries. It is anticipated that Mr. Jacobs will be retiring from our company on March 31, 2007.

Scott W. Koller has served as Executive Vice President of Sales and Marketing since February 2007. From November 2004 through January 2007, Mr. Koller served as our Senior Vice President of Sales and Marketing. From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Inc. From August 1998 to November 2003, Mr. Koller served in various roles with Walchem

Corporation, including the last three years as Vice President of Sales and Marketing. Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.

Brian S. Anderson has served as Vice President, Controller and principal accounting officer since December 2006. From June 2005 to October 2005, Mr. Anderson served as a consultant to our company and as a consultant to GMAC RFC, a real estate finance company, from November 2005 to December 2006. From December 2000 to June 2005, Mr. Anderson served as the Chief Financial Officer, Treasurer, and Secretary of Orbit Systems, Inc., a privately-held information technology company. From 1990 to June of 2000, Mr. Anderson served in positions of increasing responsibility with Arcadia Financial Ltd., most recently as Senior Vice President-Corporate Controller. From 1988 to 1990, he served as Assistant Controller for Walden Leasing, Inc., a vehicle leasing company. From 1978 to 1988, he served in various accounting and tax positions of increasing responsibility with National Car Rental Systems, Inc., an international vehicle rental and commercial leasing company.

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ Capital Market under the symbol “RNIN” since November 27, 2006. The following table sets forth the approximate high and low sales price for our common stock for the period indicated as reported by the NASDAQ Capital Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low

Fourth Quarter 2006	$7.18	$3.50

Holders

As of December 31, 2006, we had 182 shareholders of record and approximately 1,595 beneficial owners.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 11 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities During the Fourth Quarter of Fiscal Year 2006

On November 27, 2006, Michael Hopkins, a holder of a warrant for the purchase of 555 shares of common stock, exercised such warrant at $0.45 per share. We obtained gross proceeds of $250 in connection with this warrant exercise.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, documents we have filed with the SEC. No discount or commission was paid in connection with the foregoing issuance.

Information regarding other sales of unregistered securities during the fourth quarter of 2006 has been previously reported on Current Reports on Form 8-K.

Use of Proceeds

The SEC declared our registration statement filed on Form SB — 2 under the Securities Act (File No. 333 — 136972) effective on November 27, 2006, in connection with the initial public offering of our common stock, $.01 par value per share. The underwriter for the initial public offering, which commenced on November 27, 2006, was Feltl and Company.

Shares of our common stock began trading on the NASDAQ Capital Market on November 27, 2007 and the closing of our initial public offering occurred on November 30, 2006. The 4,500,000 shares of common stock that were sold in the initial public offering were sold to the public at a price of $4.00 per share. All of the shares of common stock were sold by our company and no selling shareholders participated in the initial public offering. In addition, we granted Feltl and Company an option to purchase an additional 675,000 shares of common stock to cover over-allotments, if any. Feltl and Company exercised its over-allotment option with respect to all 675,000 shares for a purchase price of $3.72 per share (representing the initial public offering price to the public less underwriting discounts and commissions). The purchase of these shares was completed concurrent with the closing of the initial public offering on November 30, 2006.

Our registration statement registered $25,875,000 of common stock pursuant to Rule 457(o) under the Securities Act based upon a proposed maximum offering price of $5.00 per share. Hence, our registration statement covered 5,175,000 shares of common stock based upon the assumed maximum offering price. We sold 5,175,000 shares of common stock at a public offering price of $4.00 per share. Thus, the aggregate gross proceeds from the offering were $20.7 million. The aggregate net proceeds to our company were approximately $18.4 million, after deducting approximately $1.4 million in underwriting discounts and commissions, and approximately $0.9 million in other costs incurred in connection with the offering. No fees or expenses incurred for our company’s account in connection with the offering were paid, directly or indirectly, to any of our company’s directors, officers, their respective associates, 10% shareholders or affiliates.

Prior to our initial public offering, we financed our company primarily through the sale of convertible notes, some of which were purchased by certain of our directors, executive officers or their affiliates. We entered into agreements with each of the holders of our outstanding convertible notes pursuant to which, among other things, the outstanding principal balances (plus, at the option of each holder, interest through the closing of our initial public offering) converted into shares of our common stock at $3.20 per share (80% of the initial public offering price) simultaneously with the closing of our initial public offering. At the closing of our initial public offering, Stephen E. Jacobs, our Executive Vice President and Secretary, and Christopher Ebbert, our Chief Technology Officer, received payments of $33,000 and $7,291, respectively, simultaneously with the closing of our initial public offering in respect of accrued interest on their convertible notes.

As a consequence of the completion of our initial public offering, John A. Witham, our Executive Vice President and Chief Financial Officer, and Christopher F. Ebbert, our Executive Vice President and Chief Technology Officer, became entitled to one-time cash bonuses in the following amounts: Mr. Witham — $20,000; and Mr. Ebbert — $20,000. Other management compensation payable in connection with our initial public offering is described in “Executive Compensation.”

Other than the payments discussed above, no proceeds from the initial public offering have been directly or indirectly paid to any of our company’s directors, officers, their respective associates, 10% shareholders or affiliates.

As of December 31, 2006, we had applied the net proceeds we received from the offering as follows:

Net Proceeds	$18,356,047	(1)
Repayment of Outstanding Debt and Accrued Interest	1,757,276
Inventory and Product Delivery Costs	497,503
Sales and Marketing	225,008
Research and Development	78,240
Maintain Facilities, including Lease Obligations	25,494
Management Compensation	40,000
Working Capital	341,666

Remaining Net Proceeds at December 31, 2006	$15,390,860

(1)	Proceeds net of non-cash accruals were $18.0 million at December 31, 2006.

Of the remaining net proceeds, we allocated $7,176,779 to a temporary investment in marketable securities consisting of debt securities issued by federal government agencies with maturity dates in 2007. As of December 31, 2006, we held the remaining net proceeds in cash and cash equivalents.

At the time of our initial public offering, we assumed that all holders of our 12% convertible bridge notes would elect cash repayment of such notes and accrued interest. Our cash and cash equivalents as of December 31, 2006 are significantly greater than we anticipated in the use of proceeds discussion from our initial public offering prospectus because $5,413,429 in principal and $342,126 in accrued interest on such notes were converted into 1,798,611 shares of our common stock, rather than being repaid in cash, on December 30, 2006.

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income.

The following is a summary of the gross unrealized gains and losses for marketable securities classified as available for sale as of December 31, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Issued by Federal government agencies (maturing 2007)	$7,176,779	$16,732	$—	$7,193,511

	$7,176,779	$16,732	$—	$7,193,511

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-KSB, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: our estimates of future expenses, revenue and profitability; trends affecting our financial condition and results of operations; our ability to obtain customer orders; the availability and terms of additional capital; our ability to develop new products; our dependence on key suppliers, manufacturers and strategic partners; industry trends and the competitive environment; and the impact of losing one or more senior executives or failing to attract additional key personnel. See our “Cautionary Statement,” which appears later in this Item 6, for additional information.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific wireless business solutions. Our innovative method of delivering wireless data communications enables us to provide our customers with significantly improved communication productivity. Since inception, we have been developing solutions employing wireless technology, culminating in the release and commercialization of RoninCast. As of December 31, 2006, we had an accumulated deficit of $33,433,713.

The Services We Provide

We provide dynamic digital signage solutions targeting specific retail and service markets through a suite of software applications collectively called RoninCast. RoninCast is an enterprise-level content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Our solution, a digital alternative to static signage, provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for conveying marketing messages. We have installed digital signage systems in over 200 locations since the introduction of RoninCast in January 2003.

Our Sources of Revenue

We generate revenues through system sales, license fees and separate service fees, including consulting, training, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions through our direct sales force and value added resellers. We generated revenues of $3,145,389 and $710,216 in calendar years ended December 31, 2006 and 2005, respectively.

Our Expenses

Our expenses are primarily comprised of three categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses include salaries and benefits for our sales associates and commissions paid on successful sales. This category also includes amounts spent on the hardware and software we use to prospect new customers including those expenses incurred in trade shows and product demonstrations. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our software products including RoninCast and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors in determining fair value of option grants, tax provisions, provisions for uncollectible receivables and deferred revenue. We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.

Revenue Recognition

We recognize revenue primarily from these sources:

•	Software and software license sales

•	System hardware sales

•	Content development services

•	Training and implementation

•	Maintenance and support contracts

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software license. In the event of a multiple element arrangement, we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables”.

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.

Multiple-Element Arrangements — We enter into arrangements with customers that include a combination of software products, system hardware, maintenance and support, or installation and training services. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which we do not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which we do not have VSOE of fair value have been delivered.

We have determined VSOE of fair value for each of our products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of its hardware is based on a stand-alone market price of cost plus margin.

Each element of our multiple element arrangement qualifies for separate accounting with the exception of undelivered maintenance and service fees. We defer revenue under the residual method for undelivered maintenance and support fees included in the price of software and amortizes fees ratably over the appropriate period. We defer fees based upon the customer’s renewal rate for these services.

Software and software license sales

We recognize revenue when a fixed fee order has been received and delivery has occurred to the customer. We assess whether the fee is fixed or determinable and free of contingencies based upon signed agreements received from the customer confirming terms of the transaction. Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. We assess collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

System hardware sales

We recognize revenue on system hardware sales generally upon shipment of the product to the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Professional service revenue

Included in services and other revenues are revenues derived from implementation, maintenance and support contracts, content development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of our contracts are on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage of completion method.

Training revenue is recognized when training is provided.

Maintenance and support revenue

Included in services and other revenues are revenues derived from maintenance and support. Maintenance and support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock awards, options, warrants and convertible notes are not considered because the impact of the incremental shares is antidilutive.

Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivables and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for Stock-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, we disclosed the pro forma effects of SFAS 123 under the minimum value method. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R for the year ended December 31, 2006 resulted in the recognition of stock-based compensation expense of $787,214. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with provisions of APB 25, and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25”, and complied with the disclosure provisions of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” (SFAS 148). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortized deferred stock-based compensation using the straight-line method over the vesting period.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS No. 148), defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies were not required to adopt the fair value method of accounting for employee stock-based transactions. Companies were permitted to account for such transactions under APB 25, but were required to disclose in a note to the financial statements pro forma net loss and per share amounts as if a company had applied the fair methods prescribed by SFAS 123. We applied APB Opinion 25 and related interpretations in accounting for the stock awards granted to employees and directors and have complied with the disclosure requirements of SFAS 123 and SFAS 148.

All stock awards granted by us have an exercise or purchase price equal to or above market value of the underlying common stock on the date of grant. Prior to the adoption for SFAS 123R, had compensation cost for the grants issued by us been determined based on the fair value at the grant dates for grants consistent with the fair value method of SFAS 123, our cash flows would have remained unchanged; however, net loss and loss per common share would have been increased for the year ended December 31, 2005 to the pro forma amounts indicated below:

Net loss:
As reported	$(4,789,925)
Add: Employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,880)

Pro forma	$(4,803,805)

Basic and diluted loss per common share:
As reported	$(7.18)

Pro forma	$(7.21)

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model (minimum value method), assuming no expected dividends and the following assumptions:

	2006 Grants	2005 Grants

Expected volatility factors	61 .7%	n/a
Approximate risk free interest rates	5.0%	5.0%
Expected lives	5 Years	5 Years

The determination of the fair value of all awards is based on the above assumptions. Because additional grants are expected to be made each year and forfeitures will occur when employees leave us, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note O for more information regarding our stock-based compensation plans.

We account for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our results of operations and changes in certain key statistics for the calendar years ended 2006 and 2005 were as follows:

	December 31		Increase
	2006	2005	(Decrease)

Sales	$3,145,389	$710,216	$2,435,173
Cost of Sales	1,545,267	939,906	605,361

Gross Profit	1,600,122	(229,690)	1,829,812
Sales and marketing expenses	1,462,667	1,198,629	264,038
Research and development expenses	875,821	881,515	(5,694)
General administrative expenses	3,579,968	1,690,601	1,889,367

Operating expenses	5,918,456	3,770,745	2,147,711

Operating loss	(4,318,334)	(4,000,435)	(317,899)
Other income (expenses):
Interest expense	(10,124,216)	(804,665)	(9,319,551)
Loss on Debt Modification	(367,153)	—	(367,153)
Interest Income	21,915	1,375	20,540
Sundry	51	13,800	(13,749)

	(10,469,403)	(789,490)	(9,679,913)

Net loss	$(14,787,737)	$(4,789,925)	$(9,997,812)

Sales

Our sales increased in 2006 from 2005 by $2,435,173, or over 343%. The increase in revenue was the result of expansion of new and existing customers for the sales of our products and services. In addition we recognized over $700,000 of license fees from two strategic relationships that were deferred in previous years.

Cost of Sales

Cost of sales for the year ended December 31, 2006 was $1,545,267, which included inventory write downs of $37,410. Cost of sales for the year ended December 31, 2005 was $939,906. The inventory write downs during 2005 amounted to $390,247. Cost of sales increased $605,361 from 2005 to 2006. The cost of sales increase was primarily attributable to increased system hardware sales.

Operating Expenses

Our operating costs increased in 2006 from 2005 by $2,147,711, or over 57%. The single largest factor in this increase was salaries, commissions and related costs totaling $1,606,430. We also increased our advertising costs by $140,587 as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of $304,373 largely due to the expense of being a public entity and growth of our business.

Interest Expense

Interest expense increased in 2006 from 2005 by $9,319,551. We also incurred a loss on debt modification of $367,153. The increase in interest expense was due to higher debt levels in 2006 versus 2005. These debt instruments included a coupon cost and non-cash accounting expense for debt discounts and beneficial conversion. Cash payments for interest were $2.2 million for 2006, and the remaining interest expense was primarily warrant valuation and beneficial conversion. The loss on debt modification related to a 2006 modification to outstanding debt to provide longer liquidity than was originally anticipated.

Liquidity and Capital Resources

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have outweighed sales generated to date. As of December 31, 2006, we had an accumulated deficit of $33,433,713. The cash flow used in operating activities was $4,959,741 and $3,384,874 for the years ended December 31, 2006 and 2005, respectively. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations through 2007.

Investing Activities

Using a portion of the net proceeds from our initial public offering (described below), we purchased $7,176,779 of marketable securities during the year ended December 31, 2006. Such marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2007.

Financing Activities

We have financed our operations primarily from sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2006 and 2005, we generated $20,586,247 and $3,691,931 from these activities, respectively.

On November 30, 2006, we sold 5,175,000 shares of our common stock at $4.00 per share in our initial public offering pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on November 27, 2006. We obtained approximately $18.4 million in net proceeds as a result of this offering. As a result of the closing of this offering, we also issued the following unregistered securities on November 30, 2006:

•	We sold to the underwriter of our initial public offering for $50 a warrant to purchase 450,000 shares of our common stock exercisable at $4.80 per share. The warrant is not exercisable during the first 360 days after the date of our final prospectus (November 28, 2006) and expires on the fourth anniversary of issuance. The warrant contains customary anti-dilution provisions and certain demand and participatory registration rights. The warrant may not be sold, transferred, assigned or hypothecated for a period of one year from the date of our final prospectus, except to officers or partners of the underwriter of our initial public offering and members of the selling group and/or their officers or partners.

•	Pursuant to the terms of convertible debenture agreements which we entered into with the Spirit Lake Tribe, a federally recognized Native American tribe, our indebtedness to the Spirit Lake Tribe incurred in 2005 aggregating $3,000,000 automatically converted into 1,302,004 shares of common stock.

•	Pursuant to various note conversion agreements with 21 holders of convertible notes or debentures, an aggregate of $2,029,973 principal amount of notes was automatically converted into 634,362 shares of our common stock. In addition, we issued 40,728 common shares in lieu of the payment of accrued interest in the amount of $130,344 due certain holders of such notes and debentures.

On December 30, 2006, we issued 1,798,611 shares of common stock to holders of 12% convertible bridge notes upon the conversion of $5,413,429 principal amount and $342,126 in accrued interest on such notes. The remaining 12% convertible bridge notes not converted in a principal amount of $335,602, with accrued interest of $70,483, were repaid in cash. We were obligated to repay the notes within 30 days of the closing of our initial public offering, which took place on November 30, 2006.

As of December 31, 2006, we did not have any significant debt on our books. We plan to use cash to fund operations, which includes the continued development of our products, infrastructure and attraction of customers.

In April 2007, we anticipate entering into a lease for a new corporate headquarters in Minnetonka, Minnesota. We anticipate leasing approximately 17,000 square feet of office space and approximately 2,000 square feet of warehouse space pursuant to a 67-month lease requiring total payments of approximately $1.5 million. We also anticipate engaging an outside consulting firm to provide implementation assistance in connection with a new accounting system, customer relationship management software, and Sarbanes-Oxley documentation and testing. We anticipate these services will cost approximately $200,000.

We believe we can continue to develop our sales to a level at which we will become cash flow positive. Based on our current expense levels and existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2007.

Contractual Obligations

Operating and Capital Leases

We lease certain equipment under three capital lease arrangements. The leases require monthly payments in the aggregate of $11,443, including interest imputed at 16% to 22% per year through December 2009.

We lease approximately 8,610 square feet of office and warehouse space under a five-year operating lease that extends through November 30, 2009. The monthly lease obligation is currently $6,237 and adjusts annually with monthly payments increasing to $6,560 in August 2009. In addition, we lease additional warehouse space of approximately 2,160 square feet. This lease expires in September 2007 and has a monthly payment obligation of $1,350.

We lease equipment under a non-cancelable operating lease that requires monthly payments of $441 through December 2008.

The following table summarizes our obligations under contractual agreements as of December 31, 2006 and the time frame within which payments on such obligations are due.

Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Capital Lease Obligations	$322,232	$137,316	$184,916	$—	$—
Operating Lease Obligations	247,060	92,467	154,593	—	—
Total	$569,292	$229,783	$339,509	$—	$—

Based on our working capital position at December 31, 2006, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes.” The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application. We adopted this standard effective January 1, 2006.

In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument, (ii) that basis difference is a temporary basis for which a deferred tax liability should be recorded, and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 was effective for financial statements for periods beginning after December 15, 2005. We applied EITF 05-8 to the 2006 issuance of convertible debt and had no differences in book and tax basis and no deferred tax liability as of December 31, 2006. We reduced our net operating loss carryover and valuation allowance by approximately $2.3 million for the non-deductibility of the beneficial conversion feature recorded in 2006. When the valuation allowance related to deferred tax assets reverses, we will record a $2.3 million tax benefit related to the beneficial conversion feature with a corresponding decrease to additional paid-in capital.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. We are currently in the process of accessing the impact, if any, of the recognition and measurement requirements of FIN 48 on our existing tax positions.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (dual approach) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. We adopted SAB 108 on December 31, 2006. The adoption had no impact on our financial position or results of operations.

Subsequent Events

On February 2, 2007, at our Special Meeting of Shareholders, our shareholders approved our 2006 Equity Incentive Plan, our 2006 Non-Employee Director Stock Option Plan, and the issuance of warrants to purchase common stock to certain members of our management and a former member of our board of directors.

On February 13, 2007, we terminated our strategic partnership agreement with Marshall by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, we regained the rights to directly control our sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the Mutual Termination, Release and Agreement, we paid Marshall an aggregate amount equal to the sum of (i) $500,000 and (ii) $153,995 (representing a return of 12% per annum accrued through the date of termination on amounts previously paid by Marshall to us under the strategic partnership agreement), in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any further obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 will be recognized as a charge to our first quarter 2007 earnings. Pursuant to the Mutual Termination, Release and Agreement, we will pay Marshall a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.

CAUTIONARY STATEMENT

Wireless Ronin Technologies, Inc., or persons acting on our behalf, or outside reviewers retained by us making statements on our behalf, or underwriters of our securities, from time to time, may make, in writing or orally, “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This Cautionary Statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the “safe harbor” provisions of the Litigation Reform Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made, or referred to, in connection with any such forward-looking statement.

The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise, or on the trading price of our common stock. Reference to this Cautionary Statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Risks Related to Our Business

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of operating losses. We have incurred losses since inception, and we have had only nominal revenue. We may not ever become or remain profitable.

Since inception, we have had limited revenue from the sale of our products and services, and we have had losses. We had net losses of $14,787,737 and $4,789,925, respectively, for the years ended December 31, 2006 and 2005. As of December 31, 2006, we had an accumulated deficit of $33,433,713. We expect to increase our spending significantly as we continue to expand our infrastructure and our sales and marketing efforts and continue research and development.

We have not been profitable in any year of our operating history and anticipate incurring additional losses into the foreseeable future. We do not know whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods. We may require additional financing in the future to support our operations. For further information, please review the risk factor “Adequate funds for our operations may not be available, requiring us to curtail our activities significantly” below.

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. However, our assessments regarding market size, market share, or market acceptance of our services or a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time.

Our success depends on our RoninCast system achieving and maintaining widespread acceptance in our targeted markets. If our products contain errors or defects, our business reputation may be harmed.

Our success will depend to a large extent on broad market acceptance of RoninCast and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static signage, unfamiliarity with our technology or perceived lack of reliability. We believe that the acceptance of RoninCast and our other products and services by our prospective customers will depend on the following factors:

•	our ability to demonstrate RoninCast’s economic and other benefits;

•	our customers becoming comfortable with using RoninCast; and

•	the reliability of the software and hardware comprising RoninCast and our other products.

Our software is complex and must meet stringent user requirements. Our products could contain errors or defects, especially when first introduced or when new models or versions are released, which could cause our customers to reject our products, result in increased service costs and warranty expenses and harm our reputation. We must develop our products quickly to keep pace with the rapidly changing digital signage and communications market. In the future, we may experience delays in releasing new products as problems are corrected. Errors or defects in our products could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, some undetected errors or defects may only become apparent as new functions are added to our products. Delays, costs and damage to our reputation due to product defects could harm our business.

We may experience fluctuations in our quarterly operating results.

We may experience variability in our total sales on a quarterly basis as a result of many factors, including the condition of the electronic communication and digital signage industry in general, shifts in demand for software and hardware products, technological changes and industry announcements of new products and upgrades, absence of long-term commitments from customers, timing and variable lead-times of customer orders, delays in or cancellations of customer orders, effectiveness in managing our operations and changes in economic conditions in general. We may not consider it prudent to adjust our spending levels on the same timeframe; therefore, if total sales decline for a given quarter, our operating results may be materially adversely affected. As a result of the potential fluctuations in our quarterly operating results, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Further, it is possible that in future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

Our prospective customers often take a long time to evaluate our products, with this lengthy and variable sales cycle making it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenues from sales of our products because our prospective customers often take significant time evaluating our products before purchasing them. The period between initial customer contact and a purchase by a customer may be more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

•	reduced need to upgrade existing visual marketing systems;

•	introduction of products by our competitors;

•	lower prices offered by our competitors; and

•	changes in budgets and purchasing priorities.

Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

Adequate funds for our operations may not be available, requiring us to curtail our activities significantly.

Based on our current expense levels, we anticipate that the net proceeds from our initial public offering will be adequate to fund our operations through 2007. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs beyond 2007, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.

Difficulty in developing and maintaining relationships with third party manufacturers, suppliers and service providers could adversely affect our ability to deliver our products and meet our customers’ demands.

We rely on third parties to manufacture and supply parts and components for our products and provide order fulfillment, installation, repair services and technical and customer support. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and meet our customers’ demands and harm our business.

Reductions in hardware costs will likely decrease hardware pricing to our customers and would reduce our per unit revenue.

Our product pricing includes a standard percentage markup over our cost of product components, such as computers and display monitors. As such, any decrease in our costs to acquire such components from third parties will likely be reflected as a decrease in our hardware pricing to our customers. Therefore, reductions in such hardware costs could potentially reduce our revenues.

Because our future business model relies upon strategic partners and resellers, we expect to face risks not faced by companies with only internal sales forces.

We currently sell most of our products through an internal sales force. We anticipate that strategic partners and resellers will become a larger part of our sales strategy. We may not, however, be successful in forming relationships with qualified partners and resellers. If we fail to attract qualified partners and resellers, we may not be able to expand our sales network, which may have an adverse effect on our ability to generate revenues. Our reliance on partners and resellers involves several risks, including the following:

•	we may not be able to adequately train our partners and resellers to sell and service our products;

•	they may emphasize competitors’ products or decline to carry our products; and

•	channel conflict may arise between other third parties and/or our internal sales staff.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and develop new products to keep up with these rapid changes, we will not be able to obtain or maintain market share.

The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product introductions. If we fail to develop new products or modify or improve existing products in response to these changes in technology, customer demands or industry standards, our products could become less competitive or obsolete.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products or enhancing existing products in a timely and cost effective manner. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

•	Jeffrey C. Mack, Chairman of the Board of Directors, President and Chief Executive Officer;

•	John A. Witham, Executive Vice President and Chief Financial Officer;

•	Christopher F. Ebbert, Executive Vice President and Chief Technology Officer; and

•	Scott W. Koller, Executive Vice President, Sales and Marketing.

If we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may in the future be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

Our ability to succeed depends on our ability to protect our intellectual property, and if any third parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete depends substantially on our proprietary technologies. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy certain portions of our software or reverse engineer and use information that we regard as proprietary. No U.S. or international patents have been granted to us. As of March 1, 2007, we had applied for three U.S. patents, but we cannot provide assurance that they will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. We have been granted trademarks, but they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Our industry is characterized by frequent intellectual property litigation, and we could face claims of infringement by others in our industry. Such claims are costly and add uncertainty to our business strategy.

We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of our intellectual property rights. Our industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our industry of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

MediaTile Company USA has informed us that it filed a patent application in 2004 related to the use of cellular technology for delivery of digital content. We currently use cellular technology to deliver digital content on a limited basis. While MediaTile has not alleged that our products infringe its rights, they may do so in the future.

If our security measures protecting our customers’ intellectual property and other information fail, we may be subject to claims based on such failure.

It is possible that the RoninCast system could be subject to security risks once it is deployed in the field. To reduce this risk, we have implemented security measures throughout RoninCast to protect our system and our customers’ intellectual property and information delivered by RoninCast. If these security measures fail, unauthorized access to our customers’ content could result in claims based on such failure, adversely affecting our business and financial condition.

We could have liability arising out of our previous sales of unregistered securities.

Prior to our initial public offering, we financed our development and operations from the proceeds of the sale to accredited investors of debt and equity securities. These securities were not registered under federal or state securities laws because we believed such sales were exempt under Section 4(2) of the Securities Act of 1933, as amended, and under Regulation D under the Securities Act. In addition, we issued stock purchase warrants to independent contractors and associates as compensation or as incentives for future performance. We have received no claim that such sales were in violation of securities registration requirements under such laws, but should a claim be made, we would have the burden of demonstrating that sales were exempt from such registration requirements. In addition, it is possible that a purchaser of our securities could claim that disclosures to them in connection with such sales were inadequate, creating potential liability under the anti-fraud provisions of federal and state securities or other laws. Claims under such laws could require us to pay damages, perform rescission offers, and/or pay interest on amounts invested and attorneys’ fees and costs. Depending upon the magnitude of a judgment against us in any such actions, our financial condition and prospects could be materially and adversely affected.

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

If we are not able to compete effectively with existing or new competitors, we may lose our competitive position, which may result in fewer customer orders and loss of market share or which may require us to lower our prices, reducing our profit margins.

The market for digital signage software is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than our company. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than our company.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by the competition could reduce sales and the market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

Risks Related to Our Securities

We must implement additional finance and accounting systems, procedures and controls in order to satisfy requirements applicable to public companies, which will increase our costs and divert management’s time and attention.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and NASDAQ.

As an example of reporting requirements, we are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financing reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has established controls and procedures. This diversion of management’s time and attention could have an adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements, and related disclosures, it is possible that we would be unable to file our annual report with the Securities and Exchange Commission, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from the NASDAQ Capital Market and the ineligibility of our common stock for quotation on the OTC Bulletin Board. In that event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on Board committees or as executive officers.

Our management has broad discretion over the use of the net proceeds from our initial public offering and may apply the proceeds in ways that do not improve our operating results or increase the value of our common stock.

Our management has significant discretion in the use of a substantial portion of the net proceeds of our initial public offering. Accordingly, our investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such net proceeds. Therefore, it is possible that we may allocate the net proceeds of our initial public offering in ways that fail to improve our operating results, increase the value of our common stock or otherwise maximize the return on these proceeds.

If we fail to comply with the NASDAQ requirements for continued listing, our common stock could be delisted from the NASDAQ Capital Market, which could hinder our investors’ ability to obtain timely quotations on the price of our common stock, or dispose of our common stock in the secondary market.

Our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the NASDAQ Capital Market. In the event our common stock is delisted from the NASDAQ Capital Market, trading in our common stock could thereafter be conducted in the over-the-counter markets in the so-called pink sheets or the National Association of Securities Dealers’ OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by securities analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

An active market for our common stock may not develop or be sustained and the market price of our stock may be subject to wide fluctuations.

An active public market for our common stock may not develop or be sustained. Before our initial public offering, there was no public trading market for our common stock, and an active trading market may not develop or be sustained. If an active market is not developed or sustained, it may be difficult to sell shares of our common stock at an attractive price or at all. It also is possible that in some future quarter our operating results may be below the expectations of financial market analysts and investors and, as a result of these and other factors, the price of our common stock may fall.

The price of our common stock may fluctuate, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause our investors to lose part or all of their investment in our shares of common stock. Factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of companies in our industry;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of financial market analysts;

•	investor perceptions of our industry, in general, and our company, in particular;

•	the operating and stock performance of comparable companies;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of external funding sources;

•	sales of large blocks of our stock or sales by insiders; or

•	departures of key personnel.

Our directors, executive officers and the Spirit Lake Tribe together may exercise significant control over our company.

As of March 1, 2007, our directors, executive officers and the Spirit Lake Tribe beneficially owned approximately 20% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from our other investors and may vote in a way with which such investors disagree and which may be adverse to such investors’ interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider in their best interests.

Anti-takeover provisions of our articles of incorporation, bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to 16,666,666 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.

We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.

We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for investors in our common stock for the foreseeable future.

A substantial number of shares will be eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.

If our existing shareholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions discussed below lapse, the trading price of our common stock could be adversely effected.

Our directors, executive officers and certain other shareholders have agreed not to sell, offer to sell, contract to sell, pledge, hypothecate, grant any option to purchase, transfer or otherwise dispose of, grant any rights with respect to, or file or participate in the filing of a registration statement with the Securities and Exchange Commission, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, or be the subject of any hedging, short sale, derivative or other transaction that is designed to, or reasonably expected to lead to, or result in, the effective economic disposition of, or publicly announce his, her or its intention to do any of the foregoing with respect to, any shares of common stock, or any securities convertible into, or exercisable or exchangeable for, any shares of common stock for a period of 360 days, or 180 days in the case of shareholders other than our directors and executive officers, after November 28, 2006, the date of the final prospectus related to our initial public offering, without the prior written consent of the underwriter of our initial public offering. In addition, as required by certain state securities regulators, our directors and officers placed their equity securities in our company in escrow at the closing of our initial public offering.

Subject to the escrow of shares by our officers and directors required by state securities regulators and volume limitations under Rule 144, 2,488,630 shares of our common stock will be eligible for sale in the public market upon the 180 day expiration of our shareholder lockup agreements and 1,928,674 additional shares will become eligible for sale upon the 360 day expiration of our lockup agreements with our directors and executive officers. In addition, 1,000,000 shares reserved for future issuance under the 2006 Equity Incentive Plan and 510,000 shares reserved for future issuance under the 2006 Non-Employee Director Stock Option Plan may become eligible for sale in the public market to the extent permitted by the provisions of various award agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act.

As of March 1, 2007, we had outstanding warrants that entitled the holders thereof to purchase 2,598,193 shares of our common stock. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

ITEM 7	FINANCIAL STATEMENTS

See Index to Financial Statements on Page F-1.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and positions of each of our directors and executive officers as of March 1, 2007:

			Independent
Name	Age	Position	Director

Jeffrey C. Mack	53	Chairman, President, Chief Executive Officer and Director	No
Christopher F. Ebbert	40	Executive Vice President and Chief Technology Officer	N/A
John A. Witham	55	Executive Vice President and Chief Financial Officer	N/A
Stephen E. Jacobs	58	Executive Vice President and Secretary	N/A
Scott W. Koller	44	Executive Vice President, Sales and Marketing	N/A
Brian S. Anderson	52	Vice President and Controller	N/A
Dr. William F. Schnell(2)(3)	51	Director	Yes
Carl B. Walking Eagle Sr.	65	Director	Yes
Gregory T. Barnum(1)(2)(3)	52	Director	Yes
Thomas J. Moudry(1)(2)	46	Director	Yes
Brett A. Shockley(1)(3)	47	Director	Yes

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

Executive Officers

Jeffrey C. Mack has served as our Chairman, President, Chief Executive Officer and one of our directors since February 2003. From November 2000 through October 2002, Mr. Mack served as Executive Director of Erin Taylor Editions, an art distribution business. From July 1997 through September 2000, Mr. Mack served as Chairman, Chief Executive Officer and President of Emerald Financial, a recreational vehicle finance company. In January 1990, Mr. Mack founded and became Chairman, Chief Executive Officer and President of Arcadia Financial Ltd. (formerly known as Olympic Financial, LTD.), one of the largest independent providers of automobile financing in the United States. Mr. Mack left Olympic in August 1996. Mr. Mack filed a voluntary bankruptcy petition in the U.S. Bankruptcy Court, Division of Minnesota, on February 16, 2001, and received a discharge on January 4, 2002.

Christopher F. Ebbert has served as our Executive Vice President and Chief Technology Officer since November 2000. From April 1999 to November 2000, Mr. Ebbert served as Senior Software Engineer for Digital Content, a 3D interactive gaming business. From February 1998 to April 1999, he served as Technical Director for Windlight Studios, a commercial 3D animation company. From December 1994 to February 1998, Mr. Ebbert served as Senior Software Engineer for Earth Watch Communications, a broadcast weather technologies company. From January 1990 to December 1994 he served as a Software Engineer and designed simulators for military use for Hughes Aircraft, an aerospace defense contractor.

John A. Witham has served as Executive Vice President and Chief Financial Officer since February 2006. From May 2002 through August 2004, Mr. Witham served as Chief Financial Officer of Metris Companies Inc. Prior to joining Metris, Mr. Witham was Executive Vice President, Chief Financial Officer of Bracknell Corporation from November 2000 to October 2001. In November 2001, Adesta Communications Inc., a wholly-owned subsidiary of Bracknell Corporation, voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, District of Nebraska. In January 2002, State Group LTD, a wholly-owned subsidiary of Bracknell Corporation, filed bankruptcy in Toronto, Ontario, Canada. Mr. Witham was Chief Financial Officer of Arcadia Financial Ltd. from February 1994 to June 2000.

Stephen E. Jacobs has served as Executive Vice President and Secretary since February 2006. From October 2003 through February 2006, Mr. Jacobs served as our Executive Vice President and Chief Financial Officer. From February 2001 to November 2002, Mr. Jacobs was a Vice President for Piper Jaffray Inc. specializing in providing investment research on the transportation, manufacturing and industrial distribution industries. It is anticipated that Mr. Jacobs will be retiring from our company on March 31, 2007.

Scott W. Koller has served as Executive Vice President of Sales and Marketing since February 2007. From November 2004 through January 2007, Mr. Koller served as our Senior Vice President of Sales and Marketing. From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Inc. From August 1998 to November 2003, Mr. Koller served in various roles with Walchem Corporation, including the last three years as Vice President of Sales and Marketing. Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.

Brian S. Anderson has served as Vice President, Controller and principal accounting officer since December 2006. From June 2005 to October 2005, Mr. Anderson served as a consultant to our company and as a consultant to GMAC RFC, a real estate finance company, from November 2005 to December 2006. From December 2000 to June 2005, Mr. Anderson served as the Chief Financial Officer, Treasurer, and Secretary of Orbit Systems, Inc., a privately-held information technology company. From 1990 to June of 2000, Mr. Anderson served in positions of increasing responsibility with Arcadia Financial, Ltd., most recently as Senior Vice President-Corporate Controller. From 1988 to 1990, he served as Assistant Controller for Walden Leasing, Inc., a vehicle leasing company. From 1978 to 1988, he served in various accounting and tax positions of increasing responsibility with National Car Rental Systems, Inc., an international vehicle rental and commercial leasing company.

Directors

Our Board of Directors currently consists of six members. The members of our Board of Directors serve until the next annual meeting of shareholders, or until their successors have been elected. In addition to complying with the independent director requirements of the NASDAQ Stock Market, we have and will maintain at least two directors who satisfy the independence requirements set forth in the North American Securities Administrators Association Statement of Policy Regarding Corporate Securities Definitions.

Jeffrey C. Mack. See biography above.

William F. Schnell joined our Board of Directors in July 2005. Dr. Schnell also serves on the Board of Directors of National Bank of Commerce and Lakewalk Surgery Center. Since 1990, Dr. Schnell has been an orthopedic surgeon with Orthopedic Associates of Duluth.

Carl B. Walking Eagle Sr. joined our Board of Directors in July 2005. Since 1981, Mr. Walking Eagle has served as Vice Chairman of the Spirit Lake Tribal Council. See “Certain Relationships and Related Transactions, and Director Independence.”

Gregory T. Barnum joined our Board of Directors in February 2006. Since February 2006, Mr. Barnum has been Vice President of Finance and Chief Financial Officer for Datalink Corporation. From July 1997 to June 2005, Mr. Barnum was Chief Financial Officer and Secretary of CNT Corporation. Prior to employment with CNT Corporation, he served as Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary of Tricord Systems, Inc. and held similar senior financial positions with Cray Computer Corporation and Cray Research, Inc. Mr. Barnum is a member of the Board of Directors of Lime Energy Co. and serves as a member of its Audit Committee.

Thomas J. Moudry joined our Board of Directors in March 2006. Since December 2005, Mr. Moudry has been Chief Executive Officer and Chief Creative Officer of Martin Williams Advertising, Inc., a subsidiary of Omnicom Group, Inc., an advertising and marketing company. Prior to his current position at Martin Williams, Mr. Moudry served as such company’s President and Executive Creative Director from June 2005 to December 2005 and such company’s Executive Vice President and Creative Director from July 2003 to June 2005. From April 2000 to May 2003, Mr. Moudry was Executive Vice President and Executive Creative Officer of Omnicom Group Inc.

Brett A. Shockley joined our Board of Directors in March 2006. Since January 2002, Mr. Shockley has been Chairman, Chief Executive Officer and President of Spanlink Communications. From August 2000 to December 2001, Mr. Shockley was Vice President-General Manager of the Customer Contact Business Unit of Cisco Systems.

There are no familial relationships between any director and executive officer.

Audit Committee Matters

Our audit committee, which consists of Messrs. Moudry, Barnum and Shockley, was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each member of the audit committee is independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3. Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.

Pursuant to our listing agreement with the NASDAQ Stock Market, each member of the audit committee is able to read and understand fundamental financial statements, including an issuer’s balance sheet, income statement, and cash flow statement and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication. In addition, our Board of Directors has determined that Gregory T. Barnum is an “audit committee financial expert” as such term is defined by Item 407(d)(5) of Regulation S-K. As noted above, our audit committee financial expert and the other members of our audit committee are independent, as independence for audit committee members is defined in the Marketplace Rules of the NASDAQ Stock Market.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.wirelessronin.com and is available, free of charge, upon written request to our Chief Financial Officer at 14700 Martin Drive, Eden Prairie, MN 55344. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.wirelessronin.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during fiscal year 2006, all applicable Section 16(a) filing requirements were met, except that (a) one report for Thomas J.

Moudry setting forth one open market purchase of 5,000 shares, (b) one report for William F. Schnell setting forth one open market purchase of 10,000 shares, (c) one report for Scott W. Koller setting forth one open market purchase of 1,625 shares, and (d) one report for Jeffrey C. Mack setting forth one open market purchase of 2,000 shares, were not filed on a timely basis.

ITEM 10	EXECUTIVE COMPENSATION

The following table shows, for our Chief Executive Officer and each of our two other most highly compensated executive officers, who are referred to as the named executive officers, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Change in
						Non-	Pension
						Equity	Value and
						Incentive	Nonquali-
						Plan	fied Deferred	All Other
				Stock	Option	Compen-	Compensa-	Compen-
Name and		Salary	Bonus	Awards	Awards	sation	tion Earnings	sation	Total
Principal Position	Year	($)(1)	($)	($)(2)	($)(2)	($)	($)	($)(3)	($)

Jeffrey C. Mack,	2006	171,769	100,000	—	173,747	—	—	804	446,320
Chairman,
President, Chief
Executive Officer
and Director
John A. Witham,	2006	127,596	60,000	—	145,197	—	—	—	332,793
Executive Vice
President and
Chief Financial
Officer
Scott W. Koller,	2006	169,425	30,000	—	48,128	—	—	—	247,553
Executive Vice
President, Sales
and Marketing

(1)	Effective January 1, 2007, the annual base salaries of the named executive officers were adjusted as follows: Mr. Mack — $225,000; Mr. Witham — $175,000; and Mr. Koller — $160,000.

(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2006 in accordance with FAS 123R. See “Management’s Discussion and Analysis or Plan of Operation — Critical Accounting Policies and Estimates — Accounting for Stock-Based Compensation.”

(3)	Represents the amount we paid in premiums for a $500,000 life insurance policy for Mr. Mack, of which the beneficiary is Mr. Mack’s spouse.

Executive Employment Agreements

We entered into Executive Employment Agreements with our current executive officers, Messrs. Mack, Witham, Jacobs, Ebbert and Koller, effective as of April 1, 2006. We also entered into an Amended and Restated Executive Employment Agreement with Mr. Anderson, effective as of December 13, 2006. Except for our agreement with Mr. Jacobs, the agreements are all for an initial term ending April 1, 2008, and will be automatically extended for successive one year periods unless either we or the officer elects not to extend employment. Mr. Jacobs’ employment is for a period of one year. It is anticipated that Mr. Jacobs will be retiring from our company on March 31, 2007. The annual base salary payable under these agreements may be increased, but not decreased, in the sole discretion of our Board. The initial annual base salaries are: Mr. Mack — $172,000; Mr. Witham — $137,000; Mr. Jacobs — $132,000; Mr. Ebbert — $152,000; Mr. Koller — $137,000; and Mr. Anderson — $137,000. Messrs. Mack and Jacobs are entitled to one-time cash bonuses as a consequence of the completion of our initial public offering, in the following amounts:

Mr. Mack — $25,000; and Mr. Jacobs — $15,000. Messrs. Witham and Ebbert received one-time cash bonuses upon the completion of our initial public offering in the amount of $20,000 each. Mr. Anderson is entitled to receive a performance-based cash award in 2007 of up to $25,000, based upon reaching agreed-upon goals and objectives. These agreements prohibit each officer from competing with us during his employment and for a period of time thereafter, two years for Mr. Mack and one year for each other officer. If we terminate the officer’s employment without cause, the officer is entitled to receive a severance payment based on his base salary. For Mr. Mack, this payment is 2 times his base salary, for Mr. Witham, this payment is 1.5 times his base salary, and for each other officer, the payment is equal to his base salary. In addition, in a termination without cause, Mr. Koller is entitled to a payment equal to his earned commission, and each other officer is entitled to a payment equal to the performance bonus paid in the prior year, if any, except that Mr. Witham would be entitled to 1.5 times the performance bonus earned for the prior year. If there has been a change of control in our company and the officer’s employment is involuntarily terminated or the officer leaves for good reason within 12 months following the change of control, we would pay the officer the severance payments described above, except that Mr. Witham’s severance payment would be 2 times his base salary and 2 times the performance bonus earned for the prior year.

Warrant Repricing

In February 2006, our Board of Directors determined that $9.00 more properly reflected the market value of our common stock and approved a repricing, from $13.50 per share to $9.00 per share, of the following warrants:

Warrant
Name	Shares

Jeffrey C. Mack	21,666
Stephen E. Jacobs	23,333
Christopher F. Ebbert	15,000
Marshall Group	4,444
Barry W. Butzow	16,667
Michael Frank	22,222

The repricing was effected to provide ongoing incentives to our named executive officers, our other executive officers, our directors, our strategic partner, the Marshall Group, and Michael Frank, a former director. Going forward, our policy will be not to reprice derivative securities. The incremental compensation expense recognized during fiscal year 2006 in connection with this repricing in accordance with FAS 123R is included in the Summary Compensation Table above under the caption “Option Awards.”

2006 Equity Incentive Plan

Our Board of Directors has adopted the 2006 Equity Incentive Plan, which was approved by our shareholders in February 2007. Participants in the plan may include our employees, officers, directors, consultants, or independent contractors who our compensation committee determines shall receive awards under the plan. The plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the plan was 1,000,000 shares. As of March 1, 2007, we had 220,006 shares available for issuance under such plan. The plan expires on March 30, 2016.

The plan is administered by a committee appointed by our Board of Directors. The compensation committee of our Board of Directors serves as the committee. The committee has the sole authority to determine which of the eligible individuals shall be granted awards, authorize the grant and terms of awards, to adopt, amend and rescind such rules and regulations as may be advisable in the administration of the plan, construe and interpret the plan and to make all determinations deemed necessary or advisable for the administration of the plan.

Incentive options may be granted only to our officers and other employees or our corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the plan. We will not grant non-statutory options under the 2006 Equity Incentive Plan with an exercise price of less than 100% of the fair market value of our company’s common stock on the date of grant.

Generally, awards are non-transferable except by will or the laws of descent and distribution, however, the committee may in its discretion permit the transfer of certain awards to immediate family members or trusts for the benefit of immediate family members. If the employment of a participant is terminated by our company for cause, then the committee shall have the right to cancel any awards granted to the participant whether or not vested under the plan.

The following table shows the awards that have been granted under the 2006 Equity Incentive Plan as of March 1, 2007. The outstanding awards to our principal executive officer, our principal financial officer, the other named executive officer, our executive officers as a group, our non-executive directors as a group, and our non-executive officers as a group are set forth in the following table and the related footnotes.

Name and Position	Number of Shares

Jeffrey C. Mack	291,666	(1)
Chairman, President, Chief Executive Officer and Director
John A. Witham	141,666	(2)
Chief Financial Officer and Executive Vice President
Scott W. Koller	95,000	(3)
Executive Vice President, Sales and Marketing
Executive Group	699,332	(4)
Non-Executive Director Group	—
Non-Executive Officer Employee Group	80,662

(1)	Represents (a) a five-year option for the purchase of 166,666 shares of common stock at $4.00 per share, which vested 25% on March 30, 2006 and vests 25% on each of March 30, 2007, March 30, 2008 and March 30, 2009, and (b) a five-year option for the purchase of 125,000 shares of common stock at $5.65, which vests 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

(2)	Represents (a) a five-year option for the purchase of 66,666 shares of common stock at $4.00 per share, which vested 25% on March 30, 2006 and vests 25% on each of March 30, 2007, March 30, 2008 and March 30, 2009, and (b) a five-year option for the purchase of 75,000 shares of common stock at $5.65, which vests 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

(3)	Represents a five-year option for the purchase of 95,000 shares of common stock at $5.65 per share, which vests 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011.

(4)	In addition to the awards specifically listed in this table, this entry includes (a) a five-year option for the purchase of 75,000 shares of common stock at $5.65 per share held by Christopher F. Ebbert, our Executive Vice President and Chief Technology Officer, which vests 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011, (b) an option for the purchase of 15,000 shares of common stock at $5.65 per share held by Stephen E. Jacobs, our Executive Vice President and Secretary, which vested in full on February 2, 2007, and expires on December 31, 2007, (c) a five-year option for the purchase of 50,000 shares of common stock at $5.65 per share held by Brian S. Anderson, our Vice President and Controller, which vests 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011, (d) a five-year option for the purchase of 25,000 shares of common stock at $6.25 per share held by Mr. Anderson, which vested 25% on December 11, 2006 and vests 25% on each of December 11, 2007, December 11, 2008 and December 11, 2009, and (e) a restricted stock award for 6,000 shares held by Mr. Anderson, which vests in full on January 1, 2008, subject to Mr. Anderson being employed by us on such date.

Details regarding the specific terms and conditions of each outstanding equity award at fiscal year end is set forth below in the Outstanding Equity Awards at Fiscal Year End table and the related narrative.

Performance Bonus Plan for 2007

Our compensation committee established that the following executive officers will have the following cash bonus potential upon achieving performance objectives for 2007:

Name and Position of Executive Officer	2007 Bonus Potential

Jeffrey C. Mack	$175,000
Chairman, President, Chief Executive Officer and Director
John A. Witham	$70,000
Executive Vice President and Chief Financial Officer
Scott W. Koller	$25,000
Executive Vice President, Sales and Marketing
Christopher F. Ebbert	$30,000
Executive Vice President and Chief Technology Officer
Brian S. Anderson	$25,000
Vice President and Controller

The committee set a certain performance objective for 2007. If 100% of such objective is met, 100% of each potential bonus will be paid. If at least 85% (but not 100%) of such objective is met, 50% of each potential bonus will be paid. If at least 75% (but not 85%) of such objective is met, 20% of each potential bonus will be paid. If less than 75% of such objective is met, no bonuses will be paid.

Outstanding Equity Awards At Fiscal Year End

The following table sets forth certain information concerning unexercised options for each named executive officer outstanding as of the end of fiscal year 2006.

	Option Awards
					Equity
					Incentive Plan
	Number of		Number of		Awards:
	Securities		Securities		Number of
	Underlying		Underlying		Securities
	Unexercised		Unexercised		Underlying
	Options		Options		Unexercised	Option
	(#)		(#)		Unearned	Exercise	Option
	Exercisable		Unexercisable		Options	Price	Expiration
Name	(1)		(1)		(#)	($)	Date

Jeffrey C. Mack,	35,354	(2)	—			2.25	07/12/2009
Chairman, President	18,333	(2)	—			6.75	09/02/2010
Chief Executive Officer	21,666	(2)	—			9.00	03/31/2011
and Director	41,666	(3)	125,000	(3)		4.00	03/30/2011
	—		125,000	(4)	—	5.65	09/27/2011
John A. Witham,	22,222	(2)	—			9.00	01/18/2011
Executive Vice President	16,666	(3)	50,000	(3)		4.00	03/30/2011
and Chief Financial	—		75,000	(4)	—	5.65	09/27/2011
Officer
Scott W. Koller,	1,388	(2)	—			6.75	12/15/2009
Executive Vice	5,555	(2)	—			6.75	08/04/2010
President, Sales	2,777	(2)	—			11.25	10/10/2010
and Marketing	1,851	(2)	—			9.00	02/06/2011
	11,111	(2)	—			9.00	03/24/2011
	—		95,000	(4)	—	5.65	09/27/2011

(1)	Unless otherwise indicated, represents shares issuable upon the exercise of stock options awarded under our 2006 Equity Incentive Plan.

(2)	Represents shares purchasable upon the exercise of warrants.

(3)	These options vest 25% on March 30, 2006 and an additional 25% on of March 30, 2007, March 30, 2008 and March 30, 2009.

(4)	These options vest 25% on January 1, 2008 and an additional 25% on each of January 1, 2009, January 1, 2010 and January 1, 2011.

The Executive Employment Agreements described in the narrative to the Summary Compensation section above set forth all arrangements between our company and each of our named executive officers in connection with termination of employment, change of control of our company, and any changes to the named executive officer’s responsibilities following a change of control.

Director Compensation

The following table sets forth, for each director who is not a named executive officer and for each former director who served on our Board during 2006, information concerning compensation earned for services in all capacities during the fiscal year ended December 31, 2006.

	Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)	($)	Earnings	($)	($)

Dr. William F. Schnell	—	—	37,617	—	—	—	37,617
Carl B. Walking Eagle Sr.	—	—	37,671	—	—	—	37,617
Gregory T. Barnum	—	—	37,617	—	—	—	37,617
Thomas J. Moudry	—	—	37,617	—	—	—	37,617
Brett A. Shockley	—	—	37,617	—	—	—	37,617
Michael Frank(2)	—	—	37,617	—	—	—	37,617
Barry W. Butzow(2)	—	—	37,617	—	—	—	37,617
Susan K. Haugerud(2)	—	—	37,617	—	—	—	37,617
Michael J. Hopkins(3)	—	—	—	—	—	—	—

(1)	Each of the options awarded to directors has a five-year term, was granted on February 27, 2006 and is exercisable at $4.00 per share. Compensation expense recognized for these option awards during fiscal year 2006 under FAS 123R is set forth in the above table.

(2)	Mr. Frank, Mr. Butzow and Ms. Haugerud resigned from the Board during 2006.

(3)	Mr. Hopkins, who continues to serve as an employee of our company, resigned from the Board during 2006. Although Mr. Hopkins was not compensated for his Board service, we paid $92,343 in total compensation to Mr. Hopkins for his service as an employee during the year ended December 31, 2006.

2006 Non-Employee Director Stock Option Plan

Our Board of Directors has adopted the 2006 Non-Employee Director Stock Option Plan which provides for the grant of options to members of our Board of Directors who are not employees of our company or its subsidiaries. Our shareholders approved this plan in February 2007. Our non-employee directors have been granted awards under the 2006 Non-Employee Director Stock Option Plan. Under the plan, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board is automatically entitled to a grant of a five-year option for the purchase of 40,000 shares of common stock, 10,000 of which vest and become exercisable on the date of grant, and additional increments of 10,000 shares become exercisable and vest upon each director’s reelection to the board. The plan is administered by the compensation committee of our board. The compensation committee is authorized to interpret the plan, amend and modify rules and regulations relating to the plan and amend the plan unless amendment is required to be approved by our shareholders pursuant to rules of any stock exchange or the NASDAQ Capital Market.

The number of shares originally reserved for awards under the 2006 Non-Employee Director Stock Option Plan was 510,000 shares. As of March 1, 2007, we had 280,000 shares available for issuance under such plan. Options are required to be granted at fair market value. As of March 1, 2007, outstanding options granted to our current and former directors under the 2006 Non-Employee Director Stock Option Plan were as follows:

Michael Frank(1)	10,000 shares
Carl B. Walking Eagle Sr	40,000 shares
Barry W. Butzow(1)	10,000 shares
Gregory T. Barnum	40,000 shares
Thomas J. Moudry	40,000 shares
Brett A. Shockley	40,000 shares
William F. Schnell	40,000 shares
Susan K. Haugerud(1)	10,000 shares

(1)	Mr. Frank, Mr. Butzow and Ms. Haugerud resigned from the Board since receiving a grant of options, but are entitled to exercise such options for 10,000 shares.

Each non-employee director option referenced above has an exercise price of $4.00 per share. Options for 10,000 shares vested immediately upon shareholder approval in February 2007 and expire in February 2008. Options for 40,000 shares vest at the rate of 10,000 shares effective February 27, 2006 for incumbent directors or upon election to the board for new directors, and 10,000 shares upon re-election to the board each year thereafter, and have a five-year term.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2007, by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each current director;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing percentage ownership of each person, shares of common stock subject to options, warrants, rights, conversion privileges or similar obligations held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2007, are deemed to be beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Except as otherwise indicated in this table, the address of each beneficial owner is 14700 Martin Drive, Eden Prairie, MN 55344. Except as indicated in this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. None of the stated shares has been pledged as security, except that Mr. Mack has pledged 2,000 shares as security for a loan. Percentage of ownership is based on 9,835,621 shares of our common stock outstanding on March 1, 2007.

	Beneficial Ownership
Name and Address of Beneficial Owner	Shares		Percent

Carl B. Walking Eagle Sr.	1,356,446	(1)	13.8%
Spirit Lake Tribe	1,346,446	(2)	13.7%
Perkins Capital Management, Inc.	1,156,613	(3)	11.8%
Gruber and McBaine Capital Management, LLC	723,350	(4)	7.4%
Heartland Advisors, Inc.	723,000	(5)	7.4%
Barry W. Butzow	594,499	(6)	5.9%
Stephen E. Jacobs	178,765	(7)	1.8%
Jeffrey C. Mack	160,686	(8)	1.6%
Christopher F. Ebbert	140,316	(9)	1.4%
Dr. William F. Schnell	111,147	(10)	1.1%
John A. Witham	55,555	(11)	*
Scott W. Koller	24,307	(12)	*
Thomas J. Moudry	15,000	(13)	*
Gregory T. Barnum	10,000	(14)	*
Brett A. Shockley	10,000	(14)	*
Brian S. Anderson	8,472	(15)	*
All current executive officers and directors as a group (11 persons)	2,070,694(16)		20.0%

*	Less than 1%

(1)	Includes 1,346,446 shares owned by Spirit Lake Tribe. Carl B. Walking Eagle Sr. is the Vice Chairman of the Spirit Lake Tribal Council and may be deemed to beneficially own the shares held by Spirit Lake Tribe. Mr. Walking Eagle disclaims beneficial ownership of the shares owned by Spirit Lake Tribe except to the extent of his pecuniary interest in such shares. Includes 10,000 shares issuable upon exercise of options granted under the 2006 Non-Employee Director Stock Option Plan. The address for the shareholder is P.O. Box 359, Main Street, Fort Totten, ND 58335.

(2)	The address for the shareholder is P.O. Box 359, Main Street, Fort Totten, ND 58335.

(3)	As set forth in the Schedule 13G filed on January 12, 2007 by Perkins Capital Management, Inc. The Schedule 13G reports that these shares are owned by investment advisory clients of Perkins Capital Management, Inc. The Schedule 13G reports that these shares represent 247,038 shares over which such entity has sole voting power and 1,156,613 shares over which such entity has sole dispositive power (representing 846,613 common equivalents and 310,000 warrants to purchase common stock). The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(4)	As set forth in the Schedule 13G filed on February 12, 2007 by Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric Swergold. The Schedule 13G reports that these shares are owned by investment advisory clients of Perkins Capital Management, Inc. The Schedule 13G reports that these shares represent 247,038 shares over which such entity has sole voting power and 1,156,613 shares over which such entity has sole dispositive power (representing 846,613 common equivalents and 310,000 warrants to purchase common stock). The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(5)	As set forth in the Schedule 13G filed on February 9, 2007 by Heartland Advisors, Inc. and William O. Nasgovitz. The Schedule 13G reports that Heartland Advisors, Inc. (“HA”) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of these shares. Mr. Nasgovitz is the president and principal shareholder of HA. The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 723,000 shares or 9.9% of the class of securities reported herein. The remaining shares disclosed in this filing are owned by various other accounts managed by HA on a discretionary basis. The Schedule 13G reports that these shares represent 723,000 shares over which such entity has shared voting power and

723,000 shares over which such entity has shared dispositive power. The address of this shareholder is 789 North Water Street, Milwaukee, WI 53202.

(6)	Includes 10,000 shares purchasable upon exercise of options granted under the 2006 Non-Employee Director Stock Option Plan, and 232,770 shares purchasable upon exercise of warrants. The address for the shareholder is 9714 Brassie Circle, Eden Prairie, MN 55437.

(7)	Includes 126,960 shares purchasable upon exercise of warrants and 15,000 shares issuable upon exercise of options granted under the 2006 Equity Incentive Plan.

(8)	Includes 75,353 shares purchasable upon exercise of warrants and 41,666 shares issuable upon exercise of options granted under the 2006 Equity Incentive Plan. Mr. Mack has pledged 2,000 shares as security for a loan.

(9)	Includes 92,055 shares purchasable upon exercise of warrants.

(10)	Includes 2,083 shares purchasable upon exercise of warrants, 10,000 shares issuable upon the exercise of options granted under the 2006 Non-Employee Director Stock Option Plan, and 80,731 shares beneficially owned by SHAG LLC (of which 11,109 shares are purchasable upon exercise of warrants.) Dr. Schnell is an owner of SHAG LLC and may be deemed to beneficially own the shares held by SHAG LLC. Dr. Schnell disclaims beneficial ownership of the shares held by SHAG LLC except to the extent of his pecuniary interest in such shares. The address for the shareholder is 1000 East 1st St, Duluth, MN 55805.

(11)	Represents 22,222 shares purchasable upon exercise of warrants and 33,333 shares issuable upon exercise of options granted under the 2006 Equity Incentive Plan.

(12)	Includes 22,682 shares purchasable upon exercise of warrants.

(13)	Includes 10,000 shares issuable upon exercise of options granted under the 2006 Non-Employee Director Stock Option Plan.

(14)	Represents shares issuable upon exercise of options granted under the 2006 Non-Employee Director Stock Option Plan.

(15)	Represents 6,250 shares issuable upon the exercise of options granted under the 2006 Equity Incentive Plan and 2,222 shares purchasable upon exercise of warrants.

(16)	Includes 343,577 shares purchasable upon exercise of warrants, 187,916 shares issuable upon exercise of options and 1,427,177 shares beneficially owned by entities related to two of our directors (of which 11,109 shares are purchasable upon exercise of warrants).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans under which our equity securities are authorized for issuance. Subsequent to December 31, 2006, our shareholders approved the 2006 Equity Incentive Plan, the 2006 Non-Employee Director Stock Option Plan and certain warrants to purchase common stock. Descriptions of such plans appear under the caption “Executive Compensation.”

				Number of
				Securities
				Remaining
				Available
				for Future
				Issuance
				Under Equity
	Number of Securities		Weighted-Average	Compensation
	to be Issued Upon		Exercise Price of	Plans (Excluding
	Exercise of		Outstanding	Securities
	Outstanding Options,		Options, Warrants	Reflected in
	Warrants and Rights		and Rights	Column(a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	0		$ N/A	N/A
Equity compensation plans not approved by security holders	1,298,566	(1)	$5.22	580,668	(2)

Total	1,298,566		$5.22	580,668

(1)	Represents: (a) 5,555 shares of common stock underlying a five-year warrant exercisable at $0.45 per share issued to an executive officer, which warrant expires on November 18, 2007; (b) 555 shares of common stock underlying a five-year warrant exercisable at $0.45 per share issued to a non-executive officer employee, which warrant expires on January 27, 2008; (c) 13,888 shares of common stock underlying a five-year warrant exercisable at $0.09 per share issued to an executive officer, which warrant expires on January 1, 2009; (d) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on February 1, 2009; (e) 13,888 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on April 29, 2009; (f) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on May 1, 2009; (g) 222 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on July 12, 2009; (h) 35,354 shares of common stock underlying five-year warrants exercisable at $2.25 share issued to an executive officer, which warrants expire on July 12, 2009; (i) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 share issued to an executive officer, which warrant expires on August 1, 2009; (j) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on November 1, 2009; (k) 14,276 shares of common stock underlying five-year warrants exercisable at $2.25 per share issued to executive officers, which warrants expire on January 26, 2010; (l) 27,777 shares of common stock underlying a five-year warrant exercisable at $0.09 per share issued to an executive officer, which warrant expires on January 26, 2010; (m) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on February 1, 2010; (n) 222 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to non-executive officer employees, which warrants expire on February 18, 2010; (o) 277 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on February 23, 2010; (p) 1,666 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on April 9, 2010; (q) 833 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on April 18, 2010; (r) 13,888 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on April 29, 2010; (s) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on May 1, 2010; (t) 8,888 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to executive officers, which warrants expire on August 4, 2010; (u) 388 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officers employee, which warrants expire on August 9, 2010; (v) 31,666 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to executive officers, which warrants expire on September 2, 2010; (w) 27,776 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to an executive officer, which warrants expire on September 3, 2010; (x) 2,777 shares of common stock underlying a five-year warrant exercisable at $11.25 per share issued to an executive officer, which warrant expires on October 10, 2010; (y) 1,666 shares of common stock underlying a five-year warrant exercisable at $11.25 per share issued to a non-executive officer employee, which warrant expires on November 8, 2010; (z) 1,481 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on December 13, 2010; (aa) 27,920 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 16, 2010; (bb) 111 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on December 20, 2010; (cc) 3,333 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 28, 2010; (dd) 6,944 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer, which warrant expires on December 30, 2010; (ee) 5,184 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 30, 2010; (ff) 296 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 6, 2011; (gg) 22,222 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer, which warrant expires on January 18, 2011; (hh) 2,222 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 19, 2011; (ii) 2,222 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 30, 2011; (jj) 1,851 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer, which warrant expires on February 6, 2011; (kk) 11,111 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer employee, which warrant expires on March 24, 2011; (ll) 11,111 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on March 24, 2011; (mm) 51,666 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to executive officers, which warrants expire on March 31, 2011; (nn) 200,000 shares of common stock underlying options granted under our 2006 Non-Employee Director Stock Option Plan exercisable at $4.00 per share issued to directors, which options expire on February 27, 2011, vested as to 50,000 shares on February 27, 2006 and vest 25% with respect to options held by each director upon such director’s reelection to the board; (oo) 30,000 shares of common stock underlying options granted under our 2006 Non-Employee Director Stock Option Plan exercisable at $4.00 per share issued to directors who no longer serve on our board, which options expire on February 27, 2011, vested in full on February 27, 2006; (pp) 233,332 shares of common stock underlying options granted under our 2006 Equity Incentive Plan exercisable at $4.00 per share issued to executive officers, which options ex pire on March 30, 2011, vested 25% on March 30, 2006 and vest 25% on each of March 30, 2007, March 30, 2008 and March 30, 2009; (qq) 25,000 shares of common stock underlying an option granted under our 2006 Equity Incentive Plan exercisable at $6.25 per share issued to an executive officer which option expires on December 11, 2011, vested 25% on December 11, 2006 and vests 25% on each of December 11, 2007, December 11, 2008 and December 11, 2009; (rr) 420,000 shares of common stock underlying options granted under our 2006 Equity Incentive Plan exercisable at $5.65 per share issued to executive officers, which options expire on December 27, 2011 and vest 25% on each of January 1, 2008, January 1, 2009, January 1, 2010 and January 1, 2011; (ss) 15,000 shares of common stock underlying an option granted under our 2006 Equity Incentive Plan exercisable at $5.65 per share issued to an executive officer, which option expires on May 3, 2007 and vested in full on February 2, 2007; and (tt) 6,000 shares of common stock underlying a restricted stock award granted under our 2006 Equity Incentive Plan to an executive officer, which vests in full on January 1, 2008, subject to executive officer being employed by us on such date.

(2)	Represents 300,668 shares remaining available for issuance under our 2006 Equity Incentive Plan and 280,000 shares remaining available for issuance under our 2006 Non-Employee Director Stock Option Plan. Descriptions of such plans appear under the caption “Executive Compensation.”

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We believe that the terms of each of the following related party transactions were no less favorable to us than could have been obtained from an unaffiliated third party. With respect to the following transactions, each was ratified by a majority of our independent directors who did not have an interest in the transaction or who had access, at our expense, to our or independent legal counsel.

We will enter into all future material affiliated transactions and loans with officers, directors and significant shareholders on terms that are no less favorable to us than those that can be obtained from unaffiliated, independent third parties. All future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our independent legal counsel.

Convertible Notes

Between May 2003 and March 31, 2006, we financed our company primarily through the sale of convertible notes, some of which were purchased by certain of our directors, executive officers or their affiliates. We entered into agreements with each of the holders of our outstanding convertible notes pursuant to which, among other things, the outstanding principal balances (plus, at the option of each holder, interest through the closing of our initial public offering) converted into shares of our common stock at $3.20 per share (80% of the initial public offering price) simultaneously with the closing of our initial public offering.

Between May 20, 2003 and November 24, 2003, we borrowed an aggregate of $300,000 from Barry W. Butzow, a former director and a beneficial owner of more than 5% of our outstanding common stock, pursuant to four separate convertible notes. The notes had various maturities ranging from December 20, 2008 to June 26, 2009. Interest accrued at the rate of 10% per annum and was payable quarterly. Under the terms of the notes, Mr. Butzow had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call the notes, in whole or in part, prior to the maturity date. In connection with the issuance of the notes, we issued to Mr. Butzow 16,666 shares of our common stock and a five-year warrant to purchase 26,389 shares of our common stock at $9.00 per share. The outstanding principal amount of the notes and accrued interest of $103,908 were converted into 126,220 shares of common stock simultaneously with the closing of our initial public offering.

Between June 16, 2003 and November 24, 2003, we sold three separate convertible notes in an aggregate amount of $250,000 to Jack Norqual, a former beneficial owner of more than 5% of our outstanding common stock. The notes had five-year maturities ranging from September 10, 2009 to October 24, 2009. Interest accrued at the rate of 10% per annum and was payable quarterly. Under the terms of the notes, Mr. Norqual had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call the notes, in whole or in part, prior to the maturity date. In connection with the issuance of the notes, we issued to Mr. Norqual 13,887 shares of our common stock and a five-year warrant to purchase 25,000 shares of our common stock at $9.00 per share. The outstanding principal amount of the notes was converted into 78,125 shares of common stock, and we paid Mr. Norqual accrued interest on the notes of $85,103, simultaneously with the closing of our initial public offering.

On July 11, 2003, we sold a convertible note in the principal amount of $100,000 to Don Dorsey, a former beneficial owner of more than 5% of our outstanding common stock. The note had a maturity date of June 14, 2009. Interest accrued at the rate of 10% per annum and was payable quarterly. Under the terms of the note, Mr. Dorsey had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call this note, in whole or in part, prior to the maturity date. In connection with the issuance of this note, we issued to Mr. Dorsey 5,555 shares of our common stock and a five-year warrant to purchase 8,333 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 31,250 shares of common stock, and we paid Mr. Dorsey accrued interest on the note of $36,739, simultaneously with the closing of our initial public offering.

On October 31, 2003, we sold a convertible note in the principal amount of $100,000 to Stephen E. Jacobs, one of our officers. The notes had a maturity date of May 28, 2009 and accrued interest at the rate of 10% per annum and was due quarterly. Under the terms of the note, Mr. Jacobs had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call this note, in whole or in part, prior to the maturity date. In connection with the issuance of the note, we issued to Mr. Jacobs 5,555 shares of our common stock and a five-year warrant to purchase 8,333 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 31,250 shares of common stock, and we paid Mr. Jacobs accrued interest on the note of $33,000, simultaneously with the closing of our initial public offering.

On October 31, 2003, we sold a convertible note in the principal amount of $25,000 to Steve Meyer, a former beneficial owner of more than 5% of our outstanding common stock. The note had a maturity date of May 28, 2009. Interest accrued at the rate of 10% per annum and was payable quarterly. Under the terms of the note, Mr. Meyer had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call this note, in whole or in part, prior to the maturity date. In connection with the issuance of this note, we issued to Mr. Meyer 1,388 shares of our common stock and a five-year warrant to purchase 2,083 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 7,812 shares of common stock, and we paid Mr. Meyer accrued interest on the note of $5,125, simultaneously with the closing of our initial public offering.

On November 24, 2003, we sold a convertible note in the principal amount of $100,000 to Mr. Dorsey. The note had a maturity date of June 26, 2009. Interest accrued at the rate of 10% per annum and was payable quarterly. Under the terms of the note, Mr. Dorsey had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the offering price, whichever was less. We had the option to call this note, in whole or in part, prior to the maturity date. In connection with the issuance of this note, we issued to Mr. Dorsey 5,555 shares of our common stock and a five-year warrant to purchase 8,333 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 31,250 shares of common stock, and we paid Mr. Dorsey accrued interest on the note of $31,105, simultaneously with the closing of our initial public offering.

On March 12, 2004, we sold a convertible note in the principal amount of $100,000 to Mr. Meyer. The note had a maturity date of September 30, 2006. Interest accrued at the rate of 10% per annum and was payable at maturity. Under the terms of the note, Mr. Meyer had the option, prior to the maturity date, to convert the principal amount, in whole or in part, into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. We had the option to call this note, in whole or in part, prior to the maturity date. In connection with the issuance of this note, we issued to Mr. Meyer 5,555 shares of our common stock and a five-year warrant to purchase 8,333 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 31,250 shares of common stock, and we paid Mr. Meyer accrued interest on the note of $15,094, simultaneously with the closing of our initial public offering.

On July 22, 2004, we sold a convertible note in the principal amount of $200,000 to R.A. Stinski, a former beneficial owner of more than 5% of our outstanding common stock. The note had a maturity date of July 22, 2006. In connection with the issuance of this note, we issued to Mr. Stinski 11,111 shares of our common stock and a five-year warrant to purchase 16,667 shares of our common stock at $13.50 per share. On August 25, 2006, Mr. Stinski exchanged this promissory note for $237,933 in principal amount of our 12% convertible bridge notes together with warrants to purchase 47,586 shares of our common stock. In connection with this exchange, we also issued to Mr. Stinski 20,000 shares of our common stock. Subsequent to our initial public offering in November 2006, the promissory note and the accrued interest were converted into an aggregate of 77,501 shares of common stock.

On December 22, 2004, we sold a convertible note in the principal amount of $33,550 to Christopher F. Ebbert, an executive officer of our company. The note had a maturity date of July 22, 2010 and was convertible into shares of our capital stock at a price of $1.00 per share or the then-current offering price, whichever was less. Interest accrued at the rate of 10% per annum and is due quarterly. In connection with the issuance of the note, we issued to Mr. Ebbert a five-year warrant to purchase 3,727 shares of our common stock at $9.00 per share. The outstanding principal amount of the note was converted into 10,484 shares of common stock, and we paid Mr. Ebbert accrued interest on the note of $7,291, simultaneously with the closing of our initial public offering.

At the closing of our initial public offering, pursuant to the terms of convertible debenture agreements which we entered into with the Spirit Lake Tribe, a federally recognized Native American tribe and a beneficial owner of more than 5% of our outstanding common stock, our indebtedness to the Spirit Lake Tribe incurred in 2005 aggregating $3,000,000 automatically converted into 1,302,004 shares of common stock, representing 30% of our issued and outstanding shares on a fully diluted basis, determined without giving effect to shares issued in connection with our public offering, or shares issued or issuable upon conversion of our outstanding 12% convertible bridge notes or the exercise of warrants issued to purchasers of the bridge notes between March 2006 and August 2006. Mr. Carl B. Walking Eagle, Sr., a director, is an officer and member of the Spirit Lake Tribal Council.

Non-Convertible Notes

On January 30, 2004, we entered into a note in the principal amount of $26,700 with Mr. Butzow. As of May 12, 2006, the balance of this non-convertible note was $13,750 and it matures on December 31, 2009. Interest accrues at the rate of 10% per annum and is due quarterly. In connection with this note, we issued to Mr. Butzow a five-year warrant to purchase 2,967 shares of our common stock at $9.00 per share. This note was repaid in November 2006.

Other Financing Agreements

On November 2, 2004, we entered into a business loan agreement with Signature Bank that provided us with a variable rate revolving line of credit of $300,000 personally guaranteed by Barry W. Butzow. As of December 31, 2006, we had no amounts outstanding under this line. Interest accrued at a variable interest rate of 1.5 percentage points over the U.S. Bank index rate and was payable the first day of each month. We were able to prepay all or a portion of the loan early without penalty. In consideration for Mr. Butzow’s personal guarantee, we issued to Mr. Butzow a five-year warrant to purchase 16,667 shares of our common stock at $13.50 per share. These warrants were subsequently repriced to $9.00 per share as described under “Warrant Repricing” below.

On December 8, 2004, we entered into a 36-month lease agreement with Winmark Capital Corporation for office equipment and furniture. As of December 31, 2006, we had a remaining lease obligation of $65,695. Our payment obligations under the lease are approximately $4,292 per month. This lease has been personally guaranteed by Stephen Jacobs, one of our executive officers. In consideration for his personal guarantee, we issued to Mr. Jacobs a five-year warrant to purchase 8,333 shares of our common stock at $13.50 per share. These warrants were subsequently repriced to $9.00 per share as described under “Warrant Repricing” below.

On November 10, 2005, we entered into a business loan agreement with Signature Bank that provided us with a variable rate revolving line of credit of $200,000 personally guaranteed by Mr. Butzow. As of December 31, 2006, we had no amounts outstanding under this line. Interest accrued at a variable interest rate of 1.5 percentage points over the U.S. Bank index rate and was payable the first day of each month. We were able to prepay all or a portion of the loan early without penalty. In consideration for his personal guarantee, we issued to Mr. Butzow a five-year warrant to purchase 5,556 shares of our common stock at $9.00 per share.

On May 23, 2005, we entered into a factoring agreement with Stephen E. Jacobs and Barry W. Butzow, whereby we agreed to assign and sell to Mr. Jacobs and Mr. Butzow certain of our receivables. They had the ability to limit their purchases to receivables arising from sales to any one customer or a portion of the net amount of the receivable. We granted a continuing security interest in all receivables purchased under the agreement. We paid interest equal to two times the prime rate of interest published by Signature Bank in effect at the time of purchase. The interest rate applied to all receivables purchased under the agreement. The interest amount was based on the receivable balance until collected and was subject to change based on changes in the prime rate. In consideration for this agreement, we agreed to issue to Mr. Jacobs and Mr. Butzow five-year warrants to purchase shares of our common stock at $9.00 per share in an amount equal to 100% of the net dollar amount of receivables sold to Mr. Jacobs and Mr. Butzow. As of December 31, 2006, we had issued warrants to purchase an aggregate of 39,492 shares at $9.00 per share relating to this agreement. As of December 31, 2006, we had no amounts outstanding under this agreement. On March 22, 2007, we terminated the factoring agreement with Mr. Jacobs and Mr. Butzow. We refer you to Note H of our financials for a discussion of our accounting treatment.

On November 11, 2005, we sold a 90-day promissory note to SHAG LLC in the principal amount of $100,000. Dr. William Schnell, one of our non-employee directors, is a member of SHAG LLC. The interest rate of the note was 10% per year. As additional consideration, we issued to SHAG LLC a five-year warrant to purchase 2,778 shares of our common stock at $9.00 per share. We agreed with SHAG LLC to increase the amount of the note to $107,500 and extend the term in exchange for the right to convert amounts outstanding under the note into shares of our common stock at a conversion rate equal to 80% of the initial public offering price. The outstanding principal amount of the note and accrued interest of $8,630 was converted into 36,289 shares of common stock simultaneously with the closing of our initial public offering.

On December 27, 2005, we sold a 90-day promissory note to Mr. Butzow in the principal amount of $300,000. The interest rate of the note is 10% per year. As additional consideration, we issued to Mr. Butzow a five-year warrant to purchase 25,000 shares of our common stock at $6.30 per share. On March 27, 2006, we extended the maturity date of this note for 90 days. As additional consideration, we issued to Mr. Butzow a six-year warrant to purchase 25,000 shares of our common stock at $6.30 per share. On June 27, 2006, Mr. Butzow agreed to extend the maturity date of his promissory note to July 31, 2006 and to exchange the promissory note for our 12% convertible bridge notes in the principal amount of the promissory note, plus accrued interest, together with warrants to purchase shares of our common stock. In consideration for the extension, we agreed to issue to Mr. Butzow 22,666 shares of our common stock. On July 27, 2006, we issued to Mr. Butzow 12% convertible bridge notes in the principal amount of $315,625 and warrants to purchase 63,125 shares of our common stock in exchange for this promissory note. Subsequent to our initial public offering in November 2006, the promissory note and the accrued interest were converted into an aggregate of 103,761 shares of common stock.

On January 12, 2006, we entered into a business loan agreement with Signature Bank that provides us with a variable rate revolving line of credit of $250,000 personally guaranteed by Michael J. Hopkins, one of our employees and a former director. As of December 31, 2006, we had no amounts outstanding under this line. Interest accrues at a variable interest rate of 1.5 percentage points over the U.S. Bank index rate and is payable the first day of each month. We may prepay all or a portion of the loan early without penalty. In consideration for his personal guarantee, we issued to Mr. Hopkins a five-year warrant to purchase 6,944 shares of our common stock at $9.00 per share. This note was repaid in November 2006.

On February 14, 2006, we entered into a 36-month lease agreement with Winmark Capital Corporation for office equipment and furniture. As of December 31, 2006, we had a remaining lease obligation of $43,420. Our payment obligations under the lease are approximately $1,855 per month.

On December 30, 2006, we entered into a 36 month lease agreement with Winmark Capital Corporation for office equipment and furniture. As of December 31, 2006, we had a remaining lease obligation of $152,651. Our payment obligations under the lease are approximately $5,296 per month.

Warrant Repricing

In February 2006, our Board of Directors determined that $9.00 more properly reflected the market value of our common stock and approved a repricing, from $13.50 per share to $9.00 per share, of the following warrants:

Warrant
Name	Shares

Jeffrey C. Mack	21,666
Stephen E. Jacobs	23,333
Christopher F. Ebbert	15,000
Marshall Group	4,444
Barry W. Butzow	16,667
Michael Frank	22,222

The repricing was effected to provide ongoing incentives to our named executive officers, our other executive officers, our directors, our strategic partner, the Marshall Group, and Michael Frank, a former director. Going forward, our policy will be not to reprice equity instruments.

Executive Employment Agreements

The terms of the Executive Employment Agreement between our company and our current officers is set forth in the narrative following the Summary Compensation Table above.

Director Independence

The Board is comprised of a majority of “independent” directors as defined in Rule 4200(a)(15) of the NASDAQ Stock Market. The independent directors are identified by name in the chart that appears in Item 10 to this report.

Our Board of Directors has an executive committee, audit committee, compensation committee and corporate governance and nominating committee. Each committee, with the exception of the executive committee, consists solely of members who are independent as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market. In addition, each member of the audit committee is independent as defined in Exchange Act Rule 10A-3 and each member of the compensation committee is a non-employee director and is an outside director under the rules of the Securities and Exchange Commission and the Internal Revenue Service, respectively.

Mr. Frank, Mr. Butzow, Mr. Hopkins and Ms. Haugerud resigned from the Board during 2006. Mr. Frank and Ms. Haugerud were independent directors.

ITEM 13	EXHIBITS

See “Exhibit Index.”

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by Virchow, Krause and Company, LLP during the year ended December 31, 2006. In February 2006, we engaged Virchow, Krause and Company, LLP to audit our financial statements for the years ended December 31, 2006 and 2005.

December 31,
2006

Audit fees(1)	$168,422
Tax fees(2)	6,000

Total Fees	$174,422

(1)	Audit fees consisted of fees for services provided in connection with the audit of our financial statements, reviews of our quarterly financial statements, and for professional services in connection with our initial public offering.

(2)	Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning.

Our audit committee reviewed the audit and non-audit services rendered by Virchow, Krause & Company, LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence.

Pre-Approval Policies and Procedures

All services provided by our independent registered public accounting firm, Virchow, Krause & Company, LLP, are subject to pre-approval by our audit committee. The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting. Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting. Before granting any approval, the audit committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The audit committee pre-approved all services provided by Virchow, Krause & Company, LLP in our last fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Eden Prairie, State of Minnesota, on March 28, 2007.

Wireless Ronin Technologies, Inc.

By:	/s/ Jeffrey C. Mack
Jeffrey C. Mack
President and Chief Executive Officer
(Principal Executive Officer)

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey C. Mack and John A. Witham as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey C. Mack Jeffrey C. Mack	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ John A. Witham John A. Witham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2007

/s/ Brian S. Anderson Brian S. Anderson	Principal Accounting Officer, Vice President and Controller	March 28, 2007

/s/ William F. Schnell William F. Schnell	Director	March 28, 2007

Carl B. Walking Eagle Sr.	Director

/s/ Gregory T. Barnum Gregory T. Barnum	Director	March 28, 2007

/s/ Thomas J. Moudry Thomas J. Moudry	Director	March 28, 2007

/s/ Brett A. Shockley Brett A. Shockley	Director	March 28, 2007

The Board of Directors and Shareholders
Wireless Ronin Technologies, Inc.
Eden Prairie, Minnesota

We have audited the accompanying balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2006 and 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

/s/  Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 15, 2007

WIRELESS RONIN TECHNOLOGIES, INC.

BALANCE SHEET
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,273,388	$134,587
Marketable securities — available for sale	7,193,511	—
Accounts receivable, net	1,128,730	216,380
Inventories	255,850	391,503
Prepaid expenses and other current assets	148,024	25,717

Total current assets	16,999,503	768,187

PROPERTY AND EQUIPMENT, net	523,838	384,221

OTHER ASSETS
Deposits	22,586	17,591
Deferred financing costs, net	—	143,172

Total other assets	22,586	160,763

TOTAL ASSETS	$17,545,927	$1,313,171

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank lines of credit and notes payable	$—	$844,599
Short-term notes payable — related parties	—	64,605
Current maturities of long-term obligations	106,311	1,402,616
Current maturities of long-term obligations — related parties	—	3,000,000
Accounts payable	948,808	306,528
Deferred revenue	202,871	1,087,426
Accrued liabilities	394,697	544,704

Total current liabilities	1,652,687	7,250,478
LONG-TERM LIABILITIES
Notes payable, less current maturities	155,456	970,861
Notes payable — related parties, less current maturities	—	697,300

Total long-term liabilities	155,456	1,668,161

Total liabilities	1,808,143	8,918,639

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock, $0.01 par value, 66,666,667 shares authorized
Preferred stock, 16,666,667 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, 50,000,000 shares authorized; 9,825,621, and 784,037 shares issued and outstanding at December 31, 2006 and 2005, respectively	98,256	7,840
Additional paid-in capital	49,056,509	11,032,668
Accumulated deficit	(33,433,713)	(18,645,976)
Accumulated other comprehensive income	16,732	—

Total shareholders’ equity (deficit)	15,737,784	(7,605,468)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$17,545,927	$1,313,171

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales
Hardware	$1,852,678	$576,566
Software	1,107,913	66,572
Services and other	184,798	67,078

Total sales	3,145,389	710,216
Cost of sales
Hardware	1,429,585	517,503
Software	—	—
Services and other	78,272	32,156
Inventory lower of cost or market adjustment	37,410	390,247

Total cost of sales	1,545,267	939,906

Gross profit (loss)	1,600,122	(229,690)
Operating expenses:
Sales and marketing expenses	1,462,667	1,198,629
Research and development expenses	875,821	881,515
General and administrative expenses	3,579,968	1,690,601

Total operating expenses	5,918,456	3,770,745

Operating loss	(4,318,334)	(4,000,435)
Other income (expenses):
Interest expense	(10,124,216)	(804,665)
Loss on debt modification	(367,153)	—
Interest income	21,915	1,375
Other	51	13,800

	(10,469,403)	(789,490)

Net loss	$(14,787,737)	$(4,789,925)

Basic and diluted loss per common share	$(9.71)	$(7.18)

Basic and diluted weighted average shares outstanding	1,522,836	666,712

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated	Total
			Additional		Other	Shareholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Deficit	Income	(Deficit)

Balances at December 31, 2004	583,659	$5,837	$9,154,627	$(13,856,051)	$—	$(4,695,587)
Sales of equity instruments for cash consideration:
Equity units sold at $9.00 per unit	113,884	1,139	1,023,861	—	—	1,025,000
Common stock sold at $9.00 per share	9,998	100	89,900	—	—	90,000
Common stock sold at $4.50 per share	22,222	222	99,778	—	—	100,000
Common stock issued to related parties for:
Short-term notes payable to related parties at $2.19 per share	33,332	333	72,799	—	—	73,132
Payment of accrued interest to related party at $9.00 per share	19,443	194	174,806	—	—	175,000
Common stock issued for:
Services at $1.80 per share	833	8	1,492	—	—	1,500
Services at $9.00 per share	666	7	5,993	—	—	6,000
Warrants issued to related parties for:
Short-term notes payable — related parties	—	—	65,925	—	—	65,925
Notes payable — related parties	—	—	33,954	—	—	33,954
Short-term borrowings — related parties	—	—	115,628	—	—	115,628
Deferred financing costs — related party	—	—	28,479	—	—	28,479
Warrants issued for:
Short-term notes payable	—	—	12,465	—	—	12,465
Notes payable	—	—	48,409	—	—	48,409
Deferred financing costs	—	—	25,782	—	—	25,782
Services	—	—	78,770	—	—	78,770
Net loss	—	—	—	(4,789,925)	—	(4,789,925)

Balances at December 31, 2005	784,037	$7,840	$11,032,668	$(18,645,976)	$—	$(7,605,468)

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated	Total
			Additional		Other	Shareholders’
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Par Value	Capital	Deficit	Income	(Deficit)

Balances at December 31, 2005	784,037	$7,840	$11,032,668	$(18,645,976)	$—	$(7,605,468)
Stock issued to related parties for:
Interest expense to related party at $9.00 per share	24,999	250	224,750	—	—	225,000
Stock issued to related parties for short-term notes payable	45,332	453	202,192	—	—	202,645
Stock issued for short-term notes payable	20,000	200	58,662	—	—	58,862
Warrants issued to related parties for:
Short-term notes payable	—	—	268,872	—	—	268,872
Deferred financing costs	—	—	39,499	—	—	39,499
Warrants issued for:
Notes payable	—	—	18,697	—	—	18,697
Bridge notes	—	—	1,893,500	—	—	1,893,500
Compensation expense	—	—	405,151	—	—	405,151
Directors	—	—	300,937	—	—	300,937
Beneficial conversion of short-term notes payable	—	—	5,700,290	—	—	5,700,290
Repricing of warrants	—	—	81,126	—	—	81,126
Proceeds from initial public offering of common stock, less offering costs	5,175,000	51,750	17,951,804	—	—	18,003,554
Conversion of long-term obligations into common stock	3,628,056	36,281	10,407,123	—	—	10,443,404
Conversion of accrued interest into common stock	147,642	1,476	470,994	—	—	472,470
Exercise of warrants	555	6	244	—	—	250
Comprehensive income
Net loss	—	—	—	(14,787,737)	—	(14,787,737)
Unrealized income on investments	—	—	—	—	16,732	16,732

Total comprehensive income	—	—	—	(14,787,737)	16,732	14,804,469

Balances at December 31, 2006	9,825,621	$98,256	$49,056,509	$(33,433,713)	$16,732	$15,737,784

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

STATEMENTS OF SHAREHOLDERS’ CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities
Net loss	$(14,787,737)	$(4,789,925)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,196,027	151,830
Loss on disposal of property and equipment	—	7,355
Allowance for doubtful receivables	21,000	2,500
Inventory lower of cost or market adjustment	37,410	390,247
Debt discount amortization	3,569,509	63,647
Debt discount amortization — related party	606,912	37,617
Common stock issued for interest expense — related party	225,000	175,000
Common stock issued for services	—	7,500
Issuance of warrants for short-term borrowings — related parties	39,499	115,628
Issuance of warrants for services	—	78,770
Issuance of warrants as compensation expense	706,088	—
Repricing of warrants	81,126	—
Beneficial conversion of notes payable	4,107,241	—
Change in assets and liabilities
Accounts receivable	(933,350)	(191,332)
Inventories	95,595	(52,289)
Prepaid expenses and other current assets	(122,307)	787
Deposits	(4,995)	(3,485)
Accounts payable	697,280	154,000
Deferred revenue	(884,555)	6,593
Accrued liabilities	390,516	460,683

Net cash used in operating activities	(4,959,741)	(3,384,874)
Cash flows used in investing activities
Purchases of property and equipment	(310,926)	(272,114)
Purchases of marketable securities	(7,176,779)	—

Net cash used in investing activities	(7,487,705)	(272,114)
Cash flows provided by financing activities
Net proceeds from (payments on) bank lines of credit and short-term notes payable	(350,000)	400,000
Payment for deferred financing costs	(864,509)	(100,000)
Proceeds from short-term notes payable — related parties	4,825,000	200,000
Payments on short-term notes payable — related parties	(335,601)	—
Proceeds from long-term notes payable	194,242	—
Proceeds from long-term notes payable — related parties	—	3,000,000
Payments on long-term notes payable	(872,939)	(1,023,069)
Proceeds (Payments) on long-term notes payable — related parties	(13,750)	1,215,000
Proceeds from issuance of common stock and equity units	18,003,554	—
Proceeds from exercise of warrants	250	—

Net cash provided by financing activities	20,586,247	3,691,931

INCREASE IN CASH AND CASH EQUIVALENTS	8,138,801	34,943
Cash and cash equivalents at beginning of year	134,587	99,644

Cash and cash equivalents at end of year	$8,273,388	$134,587

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview

Wireless Ronin Technologies, Inc. (the Company) is a Minnesota corporation that has designed and developed application-specific wireless business solutions.

The Company provides dynamic digital signage solutions targeting specific retail and service markets. The Company has designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. The Company sells its products throughout North America.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Software and software license sales

•	System hardware sales

•	Content development services

•	Training and implementation

•	Maintenance and support contracts

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software license. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables”.

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.

Multiple-Element Arrangements — The Company enters into arrangements with customers that include a combination of software products, system hardware, maintenance and support, or installation and training services. The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which the Company does not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which the Company does not have VSOE of fair value have been delivered.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1.	Revenue Recognition (continued)

The Company has determined VSOE of fair value for each of its products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of its hardware is based on a stand-alone market price of cost plus margin.

Each element of the Company’s multiple element arrangement qualifies for separate accounting with the exception of undelivered maintenance and service fees. The Company defers revenue under the residual method for undelivered maintenance and support fees included in the price of software and amortizes fees ratably over the appropriate period. The Company defers fees based upon the customer’s renewal rate for these services.

Software and software license sales

The Company recognizes revenue when a fixed fee order has been received and delivery has occurred to the customer. The Company assesses whether the fee is fixed or determinable and free of contingencies based upon signed agreements received from the customer confirming terms of the transaction. Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically. The Company assesses collectibility based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

System hardware sales

The Company recognizes revenue on system hardware sales generally upon shipment of the product to the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Professional service revenue

Included in services and other revenues are revenues derived from implementation, maintenance and support contracts, content development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of the Company’s contracts are on a time-and-materials basis. For time-and-materials contracts, the Company recognizes revenue as services are performed. For a fixed-fee contract, the Company recognizes revenue upon completion of specific contractual milestones or by using the percentage of completion method.

Training revenue is recognized when training is provided.

Maintenance and support revenue

Included in services and other revenues are revenues derived from maintenance and support. Maintenance and support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1.	Revenue Recognition (continued)

Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.

2. Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less when purchased. The Company maintains its cash balances in several financial institutions in Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

3.	Accounts Receivable

Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $23,500 and $2,500 at December 31, 2006 and December 31, 2005, respectively.

4.	Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products.

5.	Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leased equipment is depreciated over the term of the capital lease. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Intangible assets consist of deferred financing costs for fees paid related to the financing of the Company’s notes payable and are being amortized using the straight-line method over the term of the associated financing arrangement (which approximates the interest method).

The estimated useful lives used to compute depreciation and amortization are as follows:

Property and equipment
Equipment	3 - 5 years
Demonstration equipment	3 - 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	5 years
Intangible assets
Deferred financing costs	1 - 5 years

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.	Depreciation and Amortization (continued)

Depreciation expense was $188,346 and $120,602 for the years ended December 31, 2006 and December 31, 2005, respectively. Amortization expense related to the deferred financing costs was $69,505 and $31,228 for the years ended December 31, 2006 and December 31, 2005, respectively, and is recorded as a component of interest expense.

6.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $352,849 and $212,262 for the years ended December 31, 2006 and December 31, 2005, respectively.

7.	Software Development Costs

Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2006 and 2005. Software development costs have been recorded as research and development expense.

8.	Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants, options and convertible notes are not considered because the impact of the incremental shares is antidilutive.

9.	Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivables and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

10.	Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R for the year ended

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10.	Accounting for Stock-Based Compensation (continued)

December 31, 2006 resulted in the recognition of stock-based compensation expense of $787,214. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions of APB 25, and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25”, and complied with the disclosure provisions of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” (SFAS 148). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS No. 148), defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies were not required to adopt the fair value method of accounting for employee stock-based transactions. Companies were permitted to account for such transactions under APB 25, but were required to disclose in a note to the financial statements pro forma net loss and per share amounts as if a company had applied the fair methods prescribed by SFAS 123. The Company applied APB Opinion 25 and related interpretations in accounting for its stock awards granted to employees and directors and has complied with the disclosure requirements of SFAS 123 and SFAS 148.

All stock awards granted by the Company have an exercise or purchase price equal to or above market value of the underlying common stock on the date of grant. Prior to the adoption for SFAS 123R, had compensation cost for the grants issued by the Company been determined based on the fair value at the grant dates for grants consistent with the fair value method of SFAS 123, the Company’s cash flows would have remained unchanged; however, net loss and loss per common share would have been increased for the year ended December 31, 2005 to the pro forma amounts indicated below:

Net loss:
As reported	$(4,789,925)
Add: Employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(13,880)

Pro forma	$(4,803,805)

Basic and diluted loss per common share:
As reported	$(7.18)

Pro forma	$(7.21)

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10.	Accounting for Stock-Based Compensation (continued)

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model (minimum value method), assuming no expected dividends and the following assumptions:

	2006 Grants	2005 Grants

Expected volatility factors	61.7%	n/a
Approximate risk free interest rates	5.0%	5.0%
Expected lives	5 Years	5 Years

The determination of the fair value of all awards is based on the above assumptions. Because additional grants are expected to be made each year and forfeitures will occur when employees leave the Company, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years. See Note O for more information regarding the Company’s stock-based compensation plans.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

11.	Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS 107) requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value because of the short maturity of those instruments. The carrying value of notes payable approximates fair value based upon the Company’s expected borrowing rate, evaluation of risk factors for debt with similar remaining maturities and comparable risk.

12. Registration Rights Agreements

The Company has adopted EITF 05-4, “The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19”, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of common stock, debt and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company’s accounting for the registration rights may change when the Board reaches a consensus.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

13. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.

14.	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) 20, “Accounting Changes.” The new standard generally requires retrospective treatment (restatement of comparable prior period information) rather than a cumulative effect adjustment for the effect of a change in accounting principle or method of application. The Company adopted this standard effective January 1, 2006.

In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument, (ii) that basis difference is a temporary basis for which a deferred tax liability should be recorded, and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-8 was effective for financial statements for periods beginning after December 15, 2005. The Company applied EITF 05-8 to the 2006 issuance of convertible debt and had no differences in book and tax basis and no deferred tax liability as of December 31, 2006. The Company reduced its net operating loss carryover and valuation allowance by approximately $2.3 million for the non-deductibility of the beneficial conversion feature recorded in 2006. When the valuation allowance related to deferred tax assets reverses, the Company will record a $2.3 million tax benefit related to the beneficial conversion feature with a corresponding decrease to additional paid-in capital.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 will be effective for public companies for fiscal years beginning after December 15, 2006. The Company is currently in the process of accessing the impact, if any, of the recognition and measurement requirements of FIN 48 on its existing tax positions.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

14.	Recent Accounting Pronouncements (continued)

misstatements should be considered in quantifying a current year misstatement. Under SAB 108, registrants should quantify errors using both a balance sheet and income statement approach (dual approach) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The Company adopted SAB 108 on December 31, 2006. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.

NOTE B — CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances with several financial institutions. At times, deposits may exceed federally insured limits.

A significant portion of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Year Ended	Year Ended
	December 31,	December 31,
Customer	2006	2005

A	15.9%	*
B	11.6%	*
C	11.4%	*
D	*	10.0%

	38.9%	10.0%

*	Sales from this customer were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the variety of customers comprising the Company’s customer base.

A significant portion of the Company’s accounts receivable is concentrated with a few customers. Customers with greater than 10% of total accounts receivable are represented on the following table:

	December 31,	December 31,
Customer	2006	2005

A	17.7%	*
B	13.1%	*
C	11.5%	*
D	11.4%	*
E	*	41.1%
F	*	30.8%
G	*	14.3%

	53.7%	86.2%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE C — MARKETABLE SECURITIES

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income.

Following is a summary of the gross unrealized gains and losses for marketable securities classified as available for sale as of December 31, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Issued by Federal government agencies (maturing 2007)	$7,176,779	$16,732	$—	$7,193,511

	$7,176,779	$16,732	$—	$7,193,511

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE D — INVENTORIES

Inventories consisted of the following:

	December 31,	December 31,
	2006	2005

Finished goods	$158,051	$143,483
Product components and supplies	97,799	248,020

	$255,850	$391,503

The Company has recorded a lower of cost or market adjustments on certain finished goods, product components and supplies. The Company recorded expense of $37,410 and $390,247 during the years ended December 31, 2006 and 2005, respectively related to this adjustment to cost of sales.

NOTE E — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,	December 31,
	2006	2005

Leased equipment	$380,908	$180,756
Equipment	162,507	139,953
Leasehold improvements	136,812	100,430
Demonstration equipment	99,839	59,738
Purchased software	70,246	66,573
Furniture and fixtures	30,333	24,598

	880,645	572,048
Less: accumulated depreciation and amortization	(356,807)	(187,827)

	$523,838	$384,221

NOTE F — OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2006	2005

Deposits	$22,586	$17,591
Deferred financing costs, net	—	143,172

	$22,586	$160,763

Deferred financing costs

In December 2003, the Company engaged an investment banking firm to assist the Company in raising additional capital through the potential future issuance of the Company’s equity, debt or convertible securities. The firm helped secure a $3,000,000 convertible debenture for the Company and received a fee of $100,000 and 11,111 shares of the Company’s common stock, which were valued at $1.80 per share at the time of issuance. These costs were being amortized over the five year term of the convertible debenture as additional interest expense. The unamortized costs were amortized to interest expense during 2006 upon the conversion of the convertible debenture into common stock.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE F — OTHER ASSETS (CONTINUED)

During 2005, the Company issued a warrant for the purchase of 5,556 shares of the Company’s common stock at $9.00 per share to a related party for the guarantee of a bank line of credit. The fair value of the warrant granted was calculated at $28,479 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. These costs were amortized over the one year term of the line of credit as additional interest expense.

During 2005, the Company issued a warrant for the purchase of 6,945 shares of the Company’s common stock at $9.00 per share to an employee for the guarantee of a bank line of credit. The fair value of the warrant granted was calculated at $25,782 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. These costs were amortized over the one year term of the line of credit as additional interest expense.

In March 2006, the Company issued additional short-term debt borrowings in connection with the Company’s planned initial public offering of its common stock. The Company incurred $505,202 of professional fees, commissions and other expenses in connection with the borrowings. The Company capitalized these costs and was amortizing them over the one year period of the notes as additional interest expense. The unamortized costs were amortized to interest expense during 2006 upon the conversion of the convertible debenture into common stock.

During July and through August 25, 2006, the Company issued additional short-term debt borrowings in connection with the Company’s planned initial public offering of its common stock. The Company incurred $339,307 of professional fees, commissions and other expenses in connection with the borrowings. The Company capitalized these costs and was amortizing them over the term of the notes as additional interest expense. The unamortized costs were amortized to interest expense during 2006 upon the conversion of the convertible debenture into common stock.

NOTE G — BANK LINES OF CREDIT AND NOTES PAYABLE

Bank lines of credit and notes payable consisted of the following:

	December 31,	December 31,
	2006	2005

Lines of credit — bank	$—	$750,000
Short-term note payable — shareholder	—	94,599

	$—	$844,599

Lines of credit — bank

During 2005, the Company entered into three unsecured revolving line of credit financing agreements with a bank that provide aggregate borrowings of up to $750,000. These lines were repaid and expired during 2006. The lines were unsecured with unlimited personal guarantees of three shareholders. Interest was payable monthly at 1.5% over the bank’s base rate (effective annual rate of 8.25% at December 31, 2005).

Short-term note payable — shareholder

During 2005, the Company entered into a short-term note payable to a shareholder that provided for borrowings of $100,000. The agreement required interest payments of 10% per year at maturity. The note matured in February 2006. As consideration for the note, the shareholder received a warrant to purchase

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE G — BANK LINES OF CREDIT AND NOTES PAYABLE (CONTINUED)

2,778 shares of the Company’s common stock at $9.00 per share within five years of the note agreement date. The fair value of the warrant granted was calculated at $12,465 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. The Company reduced the carrying value of the notes by amortizing the fair value of warrants granted in connection with the note payable over the original term of the note as additional interest expense.

In January 2006, the Company extended the note payable plus accrued interest and penalty of $7,500. The extended note provided for monthly interest at 10% per year. As consideration for extending the note, the Company issued the note holder the right to convert amounts outstanding under the note into shares of the Company’s common stock at a conversion rate equal to 80% of the public offering price of the Company’s common stock. During November 2006, the note holder converted the note into shares of the Company’s common stock at $3.20 per share. As a result, the Company recorded additional interest expense of $38,816 for the inducement to convert the debt.

Convertible bridge notes payable

In March 2006, the Company received $2,775,000 in proceeds from the issuance of 12% convertible bridge notes and the issuance of warrants to purchase 555,000 shares of common stock. The notes matured 30 days following the closing of the initial public offering of the Company’s common stock. Interest was payable at 12% per year at maturity of the notes. The notes and interest were convertible and the warrants exercisable into common stock of the Company at the option of the lenders at $3.20 per share. The fair value of the warrants granted was calculated at $923,428 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. The Company reduced the carrying value of the notes by amortizing the fair value of warrants granted in connection with the note payable over the original term of the notes as additional interest expense. The unamortized costs were amortized to interest expense upon the conversion of the notes into common stock. The Company determined that there was a beneficial conversion feature of $749,991 at the date of issuance which was recorded as debt discount at the date of issuance and was amortized into interest expense over the original term of the notes. The unamortized costs were amortized to interest expense upon the conversion of the notes into common stock. During December 2006, note holders converted $2,556,998 of the notes into shares of the Company’s common stock at $3.20 per share. As a result, the Company recorded an expense of $1,101,581 for the inducement to convert the debt, which was recorded as additional interest expense. During December 2006, note holders converted $240,829 of the accrued interest into shares of the Company’s common stock at $3.20 per share. As a result, the Company recorded an expense of $86,956 for the inducement to convert the debt, which was recorded as additional interest expense. The Company repaid the remaining $218,002 of notes and $32,046 of accrued interest during December 2006.

During July and through August 25, 2006, the Company sold an additional $2,974,031 principal amount of 12% convertible bridge notes along with 20,000 shares of common stock and warrants to purchase 594,806 shares of common stock. The notes matured 30 days following the closing of the initial public offering of the Company’s common stock. Interest was payable at 12% per year at maturity of the notes. The notes and interest were convertible and the warrants exercisable into common stock of the Company at the option of the lenders at $3.20 per share. The fair value of the stock issued was calculated at $58,862. The fair value of the warrants granted was calculated at $970,072 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. The Company reduced

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE G — BANK LINES OF CREDIT AND NOTES PAYABLE (CONTINUED)

the carrying value of the notes by amortizing the fair value of warrants granted in connection with the note payable over the original term of the notes as additional interest expense. The unamortized costs were amortized to interest expense upon the conversion of the notes into common stock. The Company determined that there was a beneficial conversion feature of $843,057 at the date of issuance which was recorded as debt discount at the date of issuance and was amortized into interest expense over the original term of the notes. The unamortized costs were amortized to interest expense upon the conversion of the notes into common stock. During December 2006, note holders converted $2,856,431 of the notes into shares of the Company’s common stock at $3.20 per share. As a result, the Company recorded an expense of $1,102,039 for the inducement to convert the debt, which was recorded as additional interest expense. During December 2006, note holders converted $101,297 of the accrued interest into shares of the Company’s common stock at $3.20 per share. As a result, the Company recorded an expense of $36,575 for the inducement to convert the debt, which was recorded as additional interest expense. The Company repaid the remaining $117,600 of notes and $38,437 of accrued interest during December 2006.

NOTE H — SHORT-TERM NOTES PAYABLE — RELATED PARTIES

Short-term notes payable — related parties

During 2005, the Company entered into two short-term notes payable with different related parties. The agreements provided for aggregate borrowings of up to $600,000. As of December 31, 2005, $200,000 had been received on these notes. The remaining $400,000 was received in January and February 2006. These agreements matured in March 2006 and were subsequently extended through July 2006. Interest was payable monthly at a rate of 10% per year.

As consideration for entering into the agreements, the related parties received a total of 33,332 shares of the Company’s common stock valued at $240,000 and warrants to purchase 50,000 shares of the Company’s common stock at $6.30 per share within six years of the note agreement date. The Company valued the common stock at $7.20 per share based on the current offering price of the stock at the date of issuance. The fair value of the warrants granted was calculated at $216,349 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of six years, and volatility of 61.718%. The Company allocated the value of the warrants and common stock based on their relative fair value as the debt proceeds were received.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note as additional interest expense. The remaining debt discount to be amortized was $135,395 at December 31, 2005.

In March and June 2006, the Company extended these notes. They provided for monthly interest at 10% per year and matured in July 2006. As consideration for extending the notes, the Company issued 45,332 shares of the Company’s common stock valued at $4.50 per share and six year warrants to purchase 50,000 shares of the Company’s common stock at $6.30 per share. In accordance with EITF 96-19, the Company determined there was a significant modification to the debt. As a result, the Company determined there was a loss on these debt modifications aggregating $367,153 which has been included in other income (expense) on the statement of operations for the year ended December 31, 2006.

During July 2006, the related parties converted the notes and the interest accrued to date into convertible bridge notes (see note G).

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE H — SHORT-TERM NOTES PAYABLE — RELATED PARTIES (CONTINUED)

Short-term borrowings — related parties

During 2005 and 2006, the Company borrowed funds from two related parties to fund short-term cash needs. The Company agreed to assign and sell certain receivables to the related parties in exchange for these short-term borrowings. The related parties may limit their purchases to receivables arising from sales to any one customer or a portion of the net amount of the receivable. The Company has granted a continuing security interest in all receivables purchased under the agreement. This agreement expires on May 23, 2007, but automatically renews from year-to-year unless terminated by the Company upon at least 60 days prior written notice. Each related party has the right to terminate the agreement at any time by giving the Company 60 days prior written notice. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying balance sheets. The agreement underlying the sale of receivables contains provisions that indicate the Company is not responsible for end-user customer payment defaults on sold receivables. The borrowings are due when those accounts receivables are paid and require interest payments at twice the prime rate (16.5% per year and 14.5% per year at December 31, 2006 and at December 31, 2005, respectively).

The Company issued the related parties warrants to purchase 39,492 shares of the Company’s common stock at $9.00 per share within five years from the advance date. The fair value of the warrants granted was calculated at $155,127 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. Since the advances are due upon payment of accounts receivable, the Company expensed the value of the warrants on the date of issuance.

There were no amounts due under these borrowings as of December 31, 2006 and December 31, 2005. During the years ended December 31, 2006 and 2005, the Company borrowed and repaid $149,216 and $431,208, respectively pursuant to this agreement. The net book value of the receivables sold was equal to the proceeds the Company borrowed and repaid. The Company terminated the agreement as of December 31, 2006.

NOTE I — DEFERRED REVENUE

Deferred revenue consisted of the following:

	December 31,	December 31,
	2006	2005

Deferred maintenance	$149,555	$18,531
Customer deposits	53,316	332,236
Gaming industry license	—	500,000
Restaurant industry license	—	236,659

	$202,871	$1,087,426

During 2004, the Company signed a non-refundable licensing and sales agreement with a customer for $500,000. The agreement granted an exclusive two-year agreement for the customer to market the Company’s products in the gaming industry. The agreement also called for installation of $810,000 of the Company’s systems in the future. The remaining deferred revenue was recognized during the year ended December 31, 2006 as a result of the Company meeting the $810,000 installation threshold.

During 2004, the Company signed a licensing and sales agreement with a customer for $925,000. The agreement granted an exclusive perpetual agreement for the customer to market the Company’s products in the

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE I — DEFERRED REVENUE (CONTINUED)

restaurant industry. The agreement also called for the future installation of 3,000 units of one of the Company’s products. Subsequent agreements require the Company to refund the customer for unsold units. The remaining deferred revenue was recognized during the year ended December 31, 2006 as a result of signing a new agreement with the customer in March 2006 calling for repayment of remaining uninstalled units and elimination of additional performance to the customer. See note payable to customer in Note K.

NOTE J — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2006	2005

Compensation	$347,083	$102,380
Deferred gain on sale leaseback	30,241	50,455
Sales tax and other	17,373	11,071
Interest	—	380,798

	$394,697	$544,704

During 2004, the Company entered into a sale leaseback transaction relating to certain of its property and equipment. The transaction resulted in a gain of $78,973. The Company has deferred this gain and will recognize it ratably over the three year term of the lease.

During 2006, the Company entered into sale leaseback transactions relating to certain of its property and equipment. The transactions resulted in a gain of $8,480. The Company has deferred the gains and will recognize them ratably over the three year term of the leases.

NOTE K — LONG-TERM NOTES PAYABLE

Long-term notes payable consisted of the following:

	December 31,	December 31,
	2006	2005

Capital lease obligations	$261,767	$96,563
Convertible bridge notes payable	—	1,438,923
Note payable to customer	—	384,525
Note payable to supplier	—	232,193
Non-convertible notes payable	—	221,273

	261,767	2,373,477
Less: current maturities	(106,311)	(1,402,616)

	$155,456	$970,861

Convertible bridge notes payable

The Company has issued bridge notes to individuals and corporations. The notes were unsecured and had original varying repayment terms for principal and interest, with maturity dates through March 2010. Interest accrued at interest rates ranging from 8% to 16% per year. The notes were convertible at the discretion of the

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE K — LONG-TERM NOTES PAYABLE (CONTINUED)

note holder, into shares of common stock as specified in each agreement, with a conversion rate of $9.00 per share or the current offering price of the Company’s common stock, whichever is less.

As consideration for entering into the agreements, the note holders also received shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. As of December 31, 2006, the note holders had received a total of 103,659 shares of the Company’s common stock and warrants to purchase 208,209 shares of the Company’s common stock at $9.00 per share within terms ranging from two to five years from the note agreement date. The Company valued the common stock at $186,630 ($1.80 per share) based on an internal valuation of the Company’s common stock during July 2004 in the absence of stock transactions. The fair value of the warrants granted was calculated at $110,064 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note as additional interest expense. As of December 31, 2005, all of the convertible bridge notes payable have been extended to five year maturities without consideration. The remaining debt discount to be amortized was $0 at December 31, 2005.

In March 2006, the holders of convertible bridge notes totaling $1,238,923 agreed to convert their notes into shares of the Company’s common stock after the initial public offering of the Company’s stock at $3.20 per share. As a result, the Company recorded an expense of $447,379 for the inducement to convert the debt, which was recorded as additional interest expense.

In August 2006, the holder of a convertible bridge note totaling $200,000 exchanged the note plus accrued interest for another convertible note (as described in Note G).

Non-convertible notes payable

The Company has issued various notes payable owed to individuals and corporations. The notes were unsecured and had varying repayment terms for principal and interest, with maturity dates through January 2008. Interest accrues at interest rates ranging from 8% to 12% per year.

As consideration for the loans, the lenders received warrants to purchase shares of the Company’s common stock. As of December 31, 2005, the note holders received warrants to purchase 2,778 shares of the Company’s common stock at $13.50 per share exercisable within five years from the note agreement date. The fair value of the warrants granted was calculated at $673 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note as additional interest expense. As of December 31, 2005, all of the non-convertible notes payable had been extended to maturities of terms ranging from one to five years without consideration. The remaining debt discount to be amortized was $0 at December 31, 2005. The notes were repaid during December 2006.

Note payable to customer

In March 2006, the Company signed a note payable with the counterparty in its restaurant industry license agreement (see Note I) for repayment of $384,525 of fees the Company collected and had recorded as deferred revenue. The note was unsecured and required varying monthly payments, including interest at 10% per year. The note was repaid during December 2006.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE K — LONG-TERM NOTES PAYABLE (CONTINUED)

Note payable to supplier

The Company had a note payable owed to a supplier related to the purchase of inventories during 2005. The note was unsecured and required payments, including interest at 10% per year. The note was repaid in March 2006.

Capital Lease Obligations

The Company leases certain equipment under three capital lease arrangements. The leases require monthly payments of $11,443, including interest imputed at 16% to 22% per year through December 2009.

Other information relating to the capital lease equipment is as follows:

	December 31,	December 31,
	2006	2005

Cost	$380,907	$180,756
Less: accumulated amortization	(157,030)	(92,874)

Total	$223,877	$87,882

Amortization expense for capital lease assets was $64,156 and $60,252 for the years ended December 31, 2006 and December 31, 2005, respectively, and is included in depreciation expense (see Note A.5).

Future lease payments under the capital leases are as follows:

Year Ending December 31,	Amount

2007	$137,316
2008	108,379
2009	76,537

Total payments	322,232
Less: portion representing interest	(60,465)

Principal portion	261,767
Less: current portion	(106,311)

Long-term portion	$155,456

Future maturities of long-term notes payable, including capital lease obligations, are as follows:

Year Ending December 31,	Amount

2007	$106,311
2008	89,524
2009	65,932

Total	$261,767

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE L — LONG-TERM NOTES PAYABLE — RELATED PARTIES

Long-term notes payable — related parties consisted of the following:

	December 31,	December 31,
	2006	2005

Convertible debenture payable	$—	$3,000,000
Convertible bridge notes payable	—	683,550
Non-convertible notes payable	—	13,750

	—	3,697,300
Less: current maturities	—	(3,000,000)

	$—	$697,300

Convertible debenture payable

During 2005, the Company entered into a five-year convertible debenture payable with a related party for $3,000,000 that had an original maturity date of December 31, 2009. The debenture was unsecured and required quarterly interest payments at 10% per year. Interest expense could be paid with cash or in shares of the Company’s common stock. The debenture holder received the option of converting the note into 30% of the then outstanding fully diluted shares of common stock. During 2006 and 2005, the Company issued 24,999 and 19,443 shares of its common stock to pay $225,000 and $175,000 of interest expense, respectively.

The Company was also subject to certain non-financial covenants as specified in the convertible debenture purchase agreement. The Company had been in violation of certain covenants requiring the Company to be current on all principal and interest payments for any debt of the Company. However, the Company received a waiver for these violations through September 30, 2006. Since the waiver was effective only through September 30, 2006, the Company recorded the debenture as a current liability as of December 31, 2005.

In March 2006, the holder of the $3,000,000 convertible debenture agreed to convert its debenture into 30% of the Company’s common stock on a fully diluted basis, excluding shares issuable upon conversion of convertible notes and warrants issued in March, July and August 2006 and shares issued or issuable as a result of securities sold in the initial public offering, prior to the initial public offering of the Company’s common stock. As a result, the debenture holder received 1,302,004 shares of the Company’s common stock and the Company recorded an expense of $1,000,000 for the inducement to convert the debt, which was recorded as additional interest expense.

Convertible bridge notes payable

The Company has issued bridge notes to related parties. The notes were unsecured, accrued interest at 10% per year and had original varying maturity dates through December 2009. The notes were convertible at the discretion of the note holder, into shares of common stock as specified in each agreement, with a conversion rate of $9.00 per share or the current offering price of the Company’s common stock, whichever was less.

As consideration for the loans, the lenders received shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. As of December 31, 2006, the note holders received a total of 36,106 shares of the Company’s common stock and warrants to purchase 82,895 shares of the Company’s common stock at $9.00 per share within terms ranging from two to five years from the note agreement date. The Company valued the common stock at $65,000 ($1.80 per share) based on an internal valuation of the Company’s common stock during July 2004 in the absence of stock transactions. The fair

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE L — LONG-TERM NOTES PAYABLE — RELATED PARTIES (CONTINUED)

value of the warrant granted was calculated at $30,374 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note. As of December 31, 2004, all of the convertible bridge notes payable had been extended to five year maturities without consideration. The remaining debt discount to be amortized was $0 at December 31, 2005.

In March 2006, the holders of convertible bridge notes totaling $683,550 agreed to convert their notes into shares of the Company’s common stock after the initial public offering of the Company’s stock at $3.20 per share. As a result, the Company recorded an expense of $246,832 for the inducement to convert the debt, which was recorded as additional interest expense.

Non-convertible notes payable

The Company has issued a non-convertible note payable to a related party. The note was unsecured and required quarterly interest payments at 10% per year. The note had an original maturity date of December 2009.

As consideration for the loan, the lender received a warrant to purchase 2,967 shares of the Company’s common stock at $9.00 per share within five years from the note agreement date. The fair value of the warrant granted was calculated at $1,071 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%.

The Company reduced the carrying value of the note by amortizing the fair value of the warrant granted in connection with the note payable over the term of the original note as additional interest expense. As of December 31, 2004, the non-convertible note payable had been extended to a five year maturity without consideration. The remaining debt discount to be amortized was $0 at both December 31, 2005. The note was repaid in December 2006.

NOTE M — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases storage and office space under a non-cancelable operating lease that requires monthly payments of $5,415 that escalate to $6,560 through November 2009. In addition, we lease additional warehouse space of approximately 2,160 square feet. This lease expires in September 2007 and has a monthly payment obligation of $1,350. The lease also requires payments of real estate taxes and other operating expenses.

The Company also leases equipment under a non-cancelable operating lease that requires monthly payments of $441 through December 2008.

Rent expense under the operating leases was $90,101 and $98,179 for the years ended December 31, 2006 and December 31, 2005, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE M — COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Amount

2007	$92,467
2008	82,434
2009	72,159

Total	$247,060

NOTE N — SHAREHOLDERS’ EQUITY (DEFICIT)

Stock Split

On April 14, 2006, at a Special Meeting of the Shareholders of the Company, the shareholders approved a one-for-six reverse stock split of all outstanding common shares. On August 28, 2006, the Company’s Board of Directors approved a two-for-three reverse stock split of all outstanding common shares. All shares and per share information in the accompanying financial statements are restated to reflect the effect of these stock splits.

Warrants

The Company has issued common stock purchase warrants to certain debt holders, contractors, and investors in connection with various transactions. The Company values the warrants using the Black-Scholes pricing model and they are recorded based on the reason for issuance.

Warrants issued to non-employees during the years ended December 31, 2006 and December 31, 2005 were as follows:

Outstanding at beginning of year	567,600	$9.25	412,446	$9.57
Granted	1,666,386	3.78	183,637	8.45
Exercised	(556)	0.45	—	—
Expired	(4,500)	43.61	(28,483)	3.38

Outstanding at end of year	2,228,930	$4.99	567,600	$9.25

Non-exercisable	(450,000)

Outstanding and exercisable at end of year	1,778,930	$5.03

The Company issued a warrant to purchase 450,000 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company. The warrant is not exercisable until November 27, 2008.

As of December 31, 2006 and December 31, 2005, the weighted average contractual life of the outstanding warrants was 4.08 and 3.69 years, respectively. The weighted average contractual life of the exercisable warrants was 3.87 years at December 31, 2006.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE N — SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

	2006	2005

Expected life	3 - 5 Years	3 - 5 Years
Dividend yield	0%	0%
Expected volatility	61.718%	61.718%
Risk-free interest rate	5.0%	5.0%

The Company issued common stock purchase warrants pursuant to contractual agreements to certain non-employees. Warrants granted under these agreements are expensed when the related service or product is provided. Total expense recognized for non-employee granted warrants for interest expense and other services was $0 and $86,270 for the years ended December 31, 2006 and December 31, 2005, respectively.

During 2005, the Company sold 113,889 equity units for $1,025,000. Each unit contained one share of stock and a warrant to purchase 25% of a share of the Company’s common stock. The warrants can be exercised within five years from the equity unit purchase date at an exercise price of $9.00 per share.

As of December 31, 2005, the Company had employment agreements with three key employees. Under these agreements, upon a sale or merger transaction by the Company, the three employees would have received warrants to purchase 55,556 shares of the Company’s common stock with an exercise price of $9.00 per share for all three employees. These agreements expired March 31, 2006.

In March 2006, the holders of convertible notes totaling $2,029,973 agreed to convert their notes into shares of the Company’s common stock in connection with the initial public offering of the Company’s stock. The notes converted at $3.20 per share.

In 2006, the Company issued 24,999 shares of common stock to the holder of a $3,000,000 convertible debenture in payment of interest due in the amount of $225,000.

NOTE O — STOCK-BASED COMPENSATION

Warrants

The Company has issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vested immediately and have exercise periods of five years.

Warrants issued to employees during the years ended December 31, 2006 and December 31, 2005 were as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price

Outstanding at beginning of year	329,337	$6.31	137,522	$3.08
Granted	51,037	9.00	191,815	8.63
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding and exercisable at end of year	380,374	$6.06	329,337	$6.31

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE O — STOCK-BASED COMPENSATION (CONTINUED)

The Company recorded $185,719 of compensation expense for warrants granted to employees during the year ended December 31, 2006.

Information with respect to employee common stock warrants outstanding and exercisable at December 31, 2006 is as follows:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
Range of		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life	Price	Value

$0.09 - $2.24	47,222	1.58 Years	$0.13	—
$2.25 - $6.74	67,411	2.74 Years	2.25	—
$6.75 - $8.99	119,444	3.12 Years	6.75	—
$9.00 - $11.24	145,186	4.12 Years	9.07	—
$11.25 - $22.50	1,111	0.02 Years	22.50	—

	380,374	3.23 Years	$6.06	$685,011

During 2005, the Company issued warrants to employees to purchase 51,667 shares of the Company’s common stock at an exercise price of $13.50 per share. Also during 2005, the Company issued warrants to non- employees to purchase 51,667 shares of the Company’s common stock at an exercise price of $13.50 per share. The exercise price was changed to $9.00 per share during March 2006. The Company recognized $81,126 of expense during 2006 related to the repricing of these warrants.

Stock options

2006 Equity Incentive Plan

On March 30, 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “EIP”) which was approved by the Company’s shareholders on February 2, 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was 1,000,000 shares. The EIP expires on March 30, 2016.

Incentive options may be granted only to the Company’s officers, employees or corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the EIP. The Company will not grant non-statutory options under the EIP with an exercise price of less than 85% of the fair market value of the Company’s common stock on the date of grant.

2006 Non-Employee Director Stock Option Plan

On April 14, 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders on February 2, 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE O — STOCK-BASED COMPENSATION (CONTINUED)

employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board is automatically entitled to a grant of an option for the purchase of 40,000 shares of common stock, 10,000 of which vest and become exercisable on the date of grant, and additional increments of 10,000 shares become exercisable and vest upon each director’s reelection to the board. The number of shares originally reserved for awards under the DSOP was 510,000 shares. Options are required to be granted at fair market value.

The Company values the options using the Black-Scholes pricing model. The options vest over a four year period and have exercise periods of five years.

Options issued to directors and employees during the years ended December 31, 2006 were as follows:

		Weighted
	Common	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value

Outstanding at beginning of year	—	$—	—
Granted	553,333	4.00	—
Exercised	—	—	—
Forfeited or cancelled	(90,000)	4.00	—

Outstanding and exercisable at end of year	463,333	$4.00	$815,466

Information with respect to employee common stock options outstanding and exercisable at December 31, 2006 is as follows:

	Stock Options Outstanding
		Weighted-
		Average	Weighted-
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price

$4.00 - $4.99	463,333	4.22 Years	$4.00

	463,333	4.22 Years	$4.00

As of December 31, 2006, the Company had issued additional options to purchase 460,000 shares of the Company’s common stock to employees as compensation. These options are excluded from the tables above because they had not received required shareholder approval until February 2007. Also, as a result of the lack of approval until 2007, the Company did not recognize compensation expense during the year ended December 31, 2006.

The Company recognized $300,937 of expense related to options granted to directors for the year ended December 31, 2006. The Company also recognized $219,432 of compensation expense related to options granted to employees for the year ended December 31, 2006.

As of December 31, 2006, $1,222,553 of compensation expense remained to be recognized on the stock options above. The expense will be recognized ratably over the next 4.2 years.

The weighted average fair value per stock option issued during the year ended December 31, 2006 was $3.76.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE O — STOCK-BASED COMPENSATION (CONTINUED)

Restricted stock units

The Company issued a restricted stock unit for 6,000 shares of the Company’s common stock to a certain employee as stock-based compensation. The Company valued the restricted stock unit at $6.25 per share, which was the price of the Company’s common stock on the date of issuance. The restricted stock unit vests on January 1, 2008. The Company recorded no expense for the restricted stock issuance during the year ended December 31, 2006 because it was not approved by the shareholders of the Company until February 2007.

Total stock-based compensation

The following table shows the effects of adopting SFAS 123R on selected reported items (referred to in the table as “As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Year Ended December 31, 2006
		Pro Forma
	As	Under
	Reported	APB No. 25	Difference

Net Loss	$(14,787,737)	$(14,000,523)	$(787,214)
Cash flows used in operating activities	(4,959,741)	(4,959,741)	—
Cash flows from in financing activities	20,586,247	20,586,247	—
Basic and diluted loss per common share	$(9.71)	$(9.19)	$0.52

A summary of compensation expense recognized for the issuance of stock options and warrants for the year ended December 31, 2006 follows:

Stock-based compensation costs included in:
Sales and marketing expenses	$65,729
General and administrative expenses	721,485

Total stock-based compensation costs	$787,214

NOTE P — INCOME TAXES

There is no current or deferred tax provision or benefit for the years ended December 31, 2006 and December 31, 2005.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE P — INCOME TAXES (CONTINUED)

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2006	2005

Current asset:
Allowance for doubtful accounts	$10,000	$1,000
Property and equipment	(28,000)	(29,000)
Accrued expenses	11,000	14,000
Non-current asset:
Net operating loss carryforwards	9,881,000	6,203,000

Deferred tax asset	9,874,000	6,189,000
Less: valuation allowance	(9,874,000)	(6,189,000)

Net deferred tax asset	$—	$—

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2006, the Company had federal net operating loss (NOL) carryforwards of approximately $24,700,000, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of $23,200,000, which will begin to expire in 2020. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company’s deferred tax asset.

The components of income tax expense (benefit) consist of the following:

Income tax provision:
Deferred:
Federal	$(3,096,000)	$(1,617,000)
State	(589,000)	(307,000)
Change in valuation allowance	3,685,000	1,924,000

Total income tax expense (benefit)	$—	$—

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the “more likely than not” criteria is satisfied.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE P — INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year Ended December 31,
	2006	2005

Federal statutory rate	(34.0)%	(34.0)%
State taxes	(6.5)	(6.5)
Other	(0.1)	0.3
Change in valuation allowance	40.6	40.2

	—%	—%

NOTE Q — SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Cash paid for:
Interest	$1,505,429	$424,329
Noncash Investing and Financing Activities:
Common stock issued for notes payable
Related parties	202,645	73,132
Non-related parties	58,862	—
Warrants issued for notes payable
Related parties	268,872	99,879
Non-related parties	1,912,197	60,874
Long-term notes payable converted into common stock
Related parties	3,683,550	—
Non-related parties	1,346,423	—
Short-term notes payable converted into common stock
Non-related parties	4,582,333	—
Related parties	831,097	—
Beneficial conversion of short-term notes payable	1,593,049	—
Stock and warrants issued for deferred financing costs
Related parties	—	28,479
Non-related parties	—	25,782
Conversion of accounts payable into long-term notes payable — related parties	55,000	15,000
Conversion of deferred revenue into long-term notes payable	—	328,275
Conversion of accrued interest into long-term notes payable	76,531	112,423
Conversion of accrued interest into common stock	472,471	—
Non-related parties	325,350	—
Related parties	147,121	—
Issuance of note payable in exchange for inventory	—	482,193
Non-cash purchase of fixed assets through capital lease	5,910	—

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE R — RELATED PARTY TRANSACTIONS

The Company has issued convertible notes payable to related parties. Interest expense incurred to related parties was $414,596 and $296,898 for the years ended December 31, 2006 and December 31, 2005, respectively. At December 31, 2006 and December 31, 2005, the Company had unpaid interest to shareholders and warrant holders of $0 and $169,675, respectively.

During 2005 and 2006, the Company borrowed funds from two related parties to fund short-term cash needs. The Company issued the related parties warrants to purchase 39,492 shares of the Company’s common stock at $9.00 per share within five years from the advance date. The fair value of the warrants granted was calculated at $155,127 using the Black-Scholes model. The following assumptions were used to calculate the value of the warrant: dividend yield of 0%, risk-free interest rate of 5%, expected life equal to the contractual life of five years, and volatility of 61.718%. See Note H.

NOTE S — SUBSEQUENT EVENTS

On February 2, 2007, at a Special Meeting of Shareholders of the Company, the shareholders approved the Company’s 2006 Equity Incentive Plan, the Company’s 2006 Non-Employee Director Stock Option Plan, and the issuance of warrants to purchase common stock to certain members of the Company’s management and a former member of the Company’s board of directors.

On February 13, 2007, the Company terminated its strategic partnership agreement with Marshall by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the Mutual Termination, Release and Agreement, the Company paid Marshall an aggregate amount equal to the sum of (i) $500,000 and (ii) $153,995 (representing a return of 12% per annum accrued through the date of termination on amounts previously paid by Marshall to the Company under the strategic partnership agreement), in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any further obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 will be recognized as a charge to the Company’s first quarter 2007 earnings. Pursuant to the Mutual Termination, Release and Agreement, we will pay Marshall a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation, as amended of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
3.2	Bylaws, as amended of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.1	See exhibits 3.1 and 3.2.
4.2	Specimen form of common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
4.3	Form of Current Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.4	Form of Previous Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.5	Form of Convertible Debenture Note issued to lenders, including related parties (including the extension thereto) (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.6	Promissory Note issued to SHAG LLC in the amount of $100,000 dated November 11, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.7	Promissory Note issued to Jack Norqual in the amount of $300,000 dated December 27, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.8	Promissory Note issued to Barry Butzow in the amount of $300,000 dated December 27, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.9	Form of Note Conversion Agreement by and between the Registrant and certain lenders (including the addendum thereto) (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.10	Note Conversion Agreement by and between the Registrant and Galtere International Master Fund L.P., dated March 3, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.11	Note Conversion Agreement by and between the Registrant and SHAG LLC, dated March 9, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.12	Letter regarding Note Extension by Barry Butzow dated June 27, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.13	Letter regarding Note Extension by Jack Norqual dated June 27, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.1	Wireless Ronin Technologies, Inc. 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).
10.2	Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).
10.3	Form of Loan and Subscription Agreement by and between the Registrant and each purchaser of 12% Convertible Bridge Notes (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.4	Form of the Registrant’s 12% Convertible Bridge Notes (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.5	Form of Warrant to Purchase Shares of Common Stock issued by the Registrant to purchasers of 12% Convertible Bridge Notes (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

E-1

Exhibit
Number	Description

10.6	Employment Agreement, dated as of April 1, 2006, between the Registrant and Jeffrey C. Mack (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.7	Employment Agreement, dated as of April 1, 2006, between the Registrant and Christopher F. Ebbert (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.8	Employment Agreement, dated as of April 1, 2006, between the Registrant and Stephen E. Jacobs (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.9	Employment Agreement, dated as of April 1, 2006, between the Registrant and Scott W. Koller (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.10	Employment Agreement, dated as of April 1, 2006, between the Registrant and John A. Witham (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.11	Employment Agreement, dated as of December 13, 2006 between the Registrant and Brian S. Anderson (incorporated by reference to our Current Report on Form 8-K/A filed on December 15, 2006 (File No. 001-33169)).
10.12	Amended and Restated Convertible Debenture Purchase Agreement between the Registrant and the Spirit Lake Tribe dated September 7, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.13	10% Convertible Debenture in principal amount of $3,000,000 dated September 7, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.14	Amendment No. 1 to Amended and Restated Convertible Debenture Purchase Agreement between the Registrant and the Spirit Lake dated February 27, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.15	Guaranty by and between Stephen E. Jacobs and Winmark Corporation dated December 8, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.16	Commercial Guaranty by and between the Registrant, as Borrower, Signature Bank, as Lender and Michael J. Hopkins, as Guarantor dated January 12, 2006 (incorporated by reference to our Pre-Effective Amendment No. 1 to Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
10.17	Commercial Guaranty by and between the Registrant, as Borrower, Signature Bank, as Lender and Barry Butzow, as Guarantor dated November 10, 2005 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.18	Commercial Guaranty by and between the Registrant, as Borrower, Signature Bank, as Lender and Barry Butzow, as Guarantor dated November 2, 2004 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.19	Sale and Purchase Agreement, dated July 11, 2006, between Sealy Corporation and the Registrant (incorporated by reference to our Pre-Effective Amendment No. 4 to Form SB-2 filed on November 22, 2006 (File No. 333-136972)).
10.20	Amendment No. 2 to Amended and Restated Convertible Debenture Agreement and Debenture between the Registrant and Spirit Lake Tribe dated July 18, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.21	Note Amendment Agreement by and between the Registrant and Galtere International Master Fund L.P. dated July 21, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.22	Form of Note Amendment Agreement by and between the Registrant and certain lenders dated July 27, 2006 (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

E-2

Exhibit
Number	Description

10.23	Form of Non-Qualified Stock Option Agreement Granted under the 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.24	Form of Incentive Stock Option Agreement Granted under the 2006 Equity Incentive Plan.
10.25	Letter Amendment, dated October 5, 2006, to the Sale and Purchase Agreement between Sealy Corporation and the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
10.26	Form of Option Agreement Granted under the 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Pre-Effective Amendment No. 2 to Form SB-2 filed on October 30, 2006 (File No. 333-136972)).
10.27	Hardware Partnership Agreement, dated September 14, 2006, by and between Richardson Electronics Ltd. and the Registrant (incorporated by reference to our Pre-Effective Amendment No. 3 to Form SB-2 filed on November 7, 2006 (File No. 333-136972)).
10.28	Amendment to Sale and Purchase Agreement, dated as of January 24, 2007, between the Registrant and Sealy Corporation (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2007 (File No. 001-33169)).
10.29	Mutual Termination, Release and Agreement, dated February 13, 2007, between the Registrant and The Marshall Special Assets Group, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2007 (File No. 001-33169)).
21	Subsidiaries of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on November 27, 2006 (File No. 333-136972)).
24	Powers of Attorney (included on Signatures Page).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

E-3