Form 10QSB
period 2007-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2007-05-11
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33169
WIRELESS RONIN TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1967918 (I.R.S. Employer Identification No.)
14700 Martin Drive
Eden Prairie, Minnesota 55344
(952) 564-3500
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
     As of May 1, 2007, the issuer had outstanding 9,862,564 shares of common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

 i

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,466,159	$8,273,388
Marketable securities — available-for-sale	8,720,483	7,193,511
Accounts receivable, net	1,130,250	1,128,730
Inventories	324,423	255,850
Prepaid expenses and other current assets	133,084	148,024

Total current assets	14,774,399	16,999,503

PROPERTY AND EQUIPMENT, net	608,888	523,838

OTHER ASSETS
Deposits	20,086	22,586

Total other assets	20,086	22,586

TOTAL ASSETS	$15,403,373	$17,545,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$105,405	$106,311
Accounts payable	611,447	948,808
Deferred revenue	1,032,181	202,871
Accrued liabilities	179,121	394,697

Total current liabilities	1,928,154	1,652,687

LONG-TERM LIABILITIES
Capital lease obligations, less current maturities	132,447	155,456

Total long-term liabilities	132,447	155,456

Total liabilities	2,060,601	1,808,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, 50,000,000 shares authorized; 9,835,621 and 9,825,621 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	98,356	98,256
Additional paid-in capital	49,684,429	49,056,509
Accumulated deficit	(36,484,278)	(33,433,713)
Accumulated other comprehensive income	44,265	16,732

Total shareholders’ equity	13,342,772	15,737,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,403,373	$17,545,927

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Sales
Hardware	$36,105	$297,847
Software	62,742	264,010
Services and other	97,589	39,709

Total sales	196,436	601,566

Cost of sales
Hardware	50,129	207,209
Software	—	—
Services and other	53,134	19,981

Total cost of sales	103,263	227,190

Gross profit	93,173	374,376

Operating expenses:
Sales and marketing expenses	624,649	430,904
Research and development expenses	249,431	233,605
General and administrative expenses	1,756,589	992,310
Termination of partnership agreement	653,995	—

Total operating expenses	3,284,664	1,656,819

Operating loss	(3,191,491)	(1,282,443)
Other income (expenses):
Interest expense	(10,881)	(479,083)
Loss on debt modification	—	(171,954)
Interest income	153,298	204
Other	(1,491)	633

Net loss	$(3,050,565)	$(1,932,643)

Basic and diluted loss per common share	$(0.31)	$(2.46)
Basic and diluted weighted average shares outstanding	9,832,288	784,130
See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(3,050,565)	$(1,932,643)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	66,366	96,690
Debt discount amortization	—	114,021
Debt discount amortization — related party	—	263,624
Common stock issued for interest expense — related party	—	75,000
Issuance of warrants for short-term borrowings — related parties	—	39,499
Issuance of options and warrants as compensation expense	596,020	292,442
Repricing of warrants	—	81,126
Change in assets and liabilities
Accounts receivable	(1,520)	(35,513)
Inventories	(68,573)	25,920
Prepaid expenses and other current assets	14,940	(9,437)
Deposits	2,500	(1,885)
Accounts payable	(337,361)	273,946
Deferred revenue	829,310	(424,554)
Accrued liabilities	(215,576)	81,289

Net cash used in operating activities	(2,164,459)	(1,060,575)
Cash flows used in investing activities
Purchases of property and equipment	(151,416)	(92,044)
Purchases of marketable securities	(1,499,439)	—

Net cash used in investing activities	(1,650,855)	(92,044)
Cash flows provided by financing activities
Net proceeds from bank lines of credit and short-term notes payable	—	2,775,000
Payment for deferred financing costs	—	(525,202)
Payment for prepaid offering costs	—	(120,075)
Proceeds from short-term notes payable — related parties	—	499,216
Proceeds from long-term notes payable	—	44,915
Payments on long-term notes payable	(23,915)	(335,131)
Proceeds from exercise of warrants	32,000	—

Net cash provided by financing activities	8,085	2,338,723
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,807,229)	1,186,104
Cash and cash equivalents at beginning of year	8,273,388	134,587

Cash and cash equivalents at end of year	$4,466,159	$1,320,691

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the Company) has prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed financial statements should be read in conjunctions with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
     The Company believes that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2007.
Nature of Business and Operations
Overview
     The Company is a Minnesota corporation that has designed and developed application-specific wireless business solutions.
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
2. Accounts Receivable
     Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $23,500 and $23,500 at March 31, 2007 and December 31, 2006, respectively.
3. Inventories
     The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products.
4. Basic and Diluted Loss per Common Share
     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options are not considered for the periods presented because the impact of the incremental shares is antidilutive.
5. Accounting for Stock-Based Compensation
     The Company’s Board of Directors has adopted the 2006 Equity Incentive Plan and the 2006 Non-Employee Director Stock Option Plan, each of which was approved by the Company’s shareholders in February 2007. Participants in the Equity Incentive Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The Equity Incentive Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the Equity Incentive Plan was 1,000,000 shares. The Non-Employee Director Stock Option Plan provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. The number of shares of common stock originally reserved for issuance under the Non-Employee Director Stock Option Plan was 510,000 shares.
     As of March 31, 2007, the Company had 212,507 shares available for issuance under the Equity Incentive Plan and 280,000 shares available for issuance under the Non-Employee Director Stock Option Plan. The Equity Incentive Plan expires on March 30, 2016 and the Non-Employee Director Stock Option Plan expires on April 14, 2016. Prior to the approval of the plans, the Company issued options to purchase 724,333 shares of the Company’s common stock under the Equity Incentive Plan and options to purchase 230,000 shares of the Company’s common stock under the Non-Employee Director Stock Option Plan. On the date the plans were approved, the Company determined the final fair value related to these options. In the first quarter of 2007, the Company issued options to purchase 88,160 shares of the Company’s common stock to employees under the Equity Incentive Plan. Share-based compensation expenses were $596,020 and $373,568 for the quarters ended March 31, 2007 and 2006, respectively. The Company estimates that an additional $401,804 of share-based compensation will be recognized in the final three quarters of 2007.
     The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	96.98%	61.7%
Approximate risk free interest rates	5.0%	5.0%
Expected lives	3.45 to 3.75 Years	5 Years
     The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123(R), “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.
6. Use of Estimates
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

     A significant portion of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Quarter Ended	Year Ended
	March 31,	December 31,
Customer	2007	2006
A	*	15.9%
B	24.3%	11.6%
C	21.2%	*
D	13.1%	*
E	*	11.4%

	58.6%	38.9%

*	Sales from these customers were less than 10% of total sales for the period reported.
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
     A significant portion of the Company’s accounts receivable is concentrated with a few customers. Customers with greater than 10% of total accounts receivable are represented on the following table:

	March 31,	December 31,
Customer	2007	2006
A	65.9%	*
B	*	17.7%
C	11.4%	13.1%
D	*	11.5%
E	*	11.4%

	77.3%	53.7%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period reported.
NOTE C — INVENTORIES
Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
Finished goods	$175,739	$158,051
Product components and supplies	148,684	97,799

	$324,423	$255,850

     The Company has recorded lower of cost or market adjustments on certain finished goods, product components and supplies. The Company recorded expense of $0 for the quarter ended March 31, 2007 and $37,410 during the year ended December 31, 2006, respectively related to this adjustment to cost of sales.
NOTE D — DEFERRED REVENUE
Deferred revenue consisted of the following:

	March 31,	December 31,
	2007	2006
Deferred customer billings	$832,167	$—
Deferred maintenance	125,097	149,555
Customer deposits	74,917	53,316

	$1,032,181	$202,871

     During the three months ended March 31, 2007, the Company billed initial deposits for $832,167 for new business. The Company deferred these customer billings and will recognize this revenue upon completion of the projects.
NOTE E — ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	March 31,	December 31,
	2007	2006
Compensation	$144,848	$347,083
Deferred gain on sale leaseback	17,550	30,241
Sales tax and other	16,723	17,373

	$179,121	$394,697

     During 2004, the Company entered into a sale-leaseback transaction relating to certain of its property and equipment. The transaction resulted in a gain of $78,973. The Company deferred this gain and is recognizing it ratably over the three year term of the lease.
NOTE F – TERMINATION OF PARTNERSHIP AGREEMENT
     On February 13, 2007, the Company terminated the strategic partnership agreement with Marshall by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual Termination, Release and Agreement, the Company paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 has been recognized as a charge to the Company’s first quarter 2007 earnings. Pursuant to the Mutual Termination, release and Agreement, the Company will pay Marshall a fee in connection with sales of the Company’s software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum payment of $50,000 for the three years. Marshall will pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users.
NOTE G — SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
Cash paid for:
Interest	$10,881	$120,236
Noncash Investing and Financing Activities:
Related parties	—	268,873
Non-related parties	—	942,125
Beneficial conversion of short-term notes payable	—	749,991
Conversion of accrued interest into long-term notes payable	—	7,500
Non-cash purchase of fixed assets through capital lease	—	5,910
NOTE H — SUBSEQUENT EVENTS
     On April 26, 2007, the Company entered into a lease arrangement for additional office space. The lease commences on July 9, 2007. The lease is for sixty-seven months for approximately 19,000 square feet located in Minnetonka, Minnesota. The lease contains financial terms that adjust over time. We expect our payments during the lease term, including the expenses of maintaining such leased facility, to total approximately $1.5 million. The Company is currently attempting to sub-lease its present facility.
     In conjunction with the new lease the Company has obtained a letter of credit to support the landlord’s upfront investments totaling $492,000. The letter of credit is collateralized by $400,000 of cash held by the issuing bank. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.
ITEM 2 Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
     The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, under the caption “Management’s Discussion and Analysis or Plan of Operation — Cautionary Statement.”
     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.
Overview
     Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific wireless business solutions. Our innovative method of delivering wireless data communications enables us to provide our customers with significantly improved communication productivity. Since inception, we have been developing solutions employing wireless technology, culminating in the release and commercialization of RoninCast. As of March 31, 2007, we had an accumulated deficit of $36,484,278.
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
Accounts Receivable
     Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $23,500 and $23,500 at March 31, 2007 and December 31, 2006, respectively.
Inventories
     The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products.
Basic and Diluted Loss per Common Share
     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options are not considered because the impact of the incremental shares is antidilutive.

Accounting for Stock-Based Compensation
     The Company’s Board of Directors has adopted the 2006 Equity Incentive Plan and the 2006 Non-Employee Director Stock Option Plan, each of which was approved by the Company’s shareholders in February 2007. Participants in the Equity Incentive Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The Equity Incentive Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the Equity Incentive Plan was 1,000,000 shares. The Non-Employee Director Stock Option Plan provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. The number of shares of common stock originally reserved for issuance under the Non-Employee Director Stock Option Plan was 510,000 shares.
     The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	96.98%	61.7%
Approximate risk free interest rates	5.0%	5.0%
Expected lives	3.45 to 3.75 Years	5 Years
     The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123(R), “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.
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
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Our results of operations and changes in certain key statistics for the quarters ended March 31, 2006 and 2007 were as follows:

	March 31		Increase
	2007	2006	(Decrease)
Sales	$196,436	$601,566	$(405,130)
Cost of Sales	103,263	227,190	(123,927)

Gross Profit	93,173	374,376	(281,203)
Sales and marketing expenses	624,649	430,904	193,745
Research and development expenses	249,431	233,605	15,826

	March 31		Increase
	2007	2006	(Decrease)
General administrative expenses	1,756,589	992,310	764,279
Termination of partnership agreement	653,995	—	653,995

Operating expenses	3,284,664	1,656,819	1,627,845

Operating loss	(3,191,491)	(1,282,443)	(1,909,048)
Other income (expenses):
Interest expense	(10,881)	(479,083)	468,202
Loss on debt modification	—	(171,954)	171,954
Interest income	153,298	204	153,094
Other	(1,491)	633	(2,124)

	140,926	(650,200)	791,126

Net loss	$(3,050,565)	$(1,932,643)	$(1,117,922)

Sales
     Our sales decreased in first quarter 2007 from first quarter 2006 by $405,130, or 67%. The decrease in revenue was due primarily to when we received orders and when all elements required for revenue recognition were met. We were unable to recognize and therefore deferred $907,083 of revenue for projects billed but not completed as of March 31, 2007. In the first quarter of 2006, we recognized previously deferred revenue of $236,000 for a restaurant industry license as a result of signing a new agreement with the customer in March 2006.
Cost of Sales
     Our cost of sales decreased in first quarter 2007 from first quarter 2006 by $123,927, or 55%. The decrease in cost of sales was a direct result of the decrease in recognized revenue in first quarter 2007.
Operating Expenses
     Our operating costs increased in first quarter 2007 from first quarter 2006 by $1,627,845, or 98%. The two largest factors in this increase were the termination of a partnership agreement for $653,995 and the compensation expense associated with stock options in the amount of $222,452, which are included in line item “Operating expenses.” The other increases in operating costs included salaries and related costs totaling $479,397, directly related to our increase in headcount from 29 to 38 associates. We also increased our advertising costs by $149,396 as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of $122,605 largely due to the expense of being a public entity and growth of our business.
     On February 13, 2007, we terminated a strategic partnership agreement with Marshall Special Assets Group, Inc., a company that provides financing services to the Native American gaming industry, by signing a Mutual Termination, Release and Agreement. We paid $653,995 in consideration of the termination of all rights under the strategic partnership agreement and in full satisfaction of any further obligations under the strategic partnership agreement. Going forward, we will pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay a percentage of the net invoice price for the sale of our software and hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. We will be reimbursed for 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.
Interest Expense
     Interest expense decreased in the first quarter 2007 from first quarter 2006 by $468,202. The decrease in interest expense was due to lower debt levels in the first quarter 2007 from first quarter 2006. The Company either converted or paid off all outstanding debt as of December 31, 2006 with the exception of capital leases.

Interest Income
     Interest income increased in the first quarter 2007 from first quarter 2006 by $153,093. The increase in interest income was due to significantly higher cash balances as a result of our initial public offering in November 2006.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2007, we had an accumulated deficit of $36,484,278. The cash flow used in operating activities was $2,164,459 and $1,060,575 for the three months ended March 31, 2007 and 2006, respectively. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations for the next twelve months. At the end of first quarter 2007, we had signed purchase orders and agreements for installations we expect to complete during 2007 of approximately $14.5 million.
Investing Activities
     Using a portion of the net proceeds from our initial public offering (described below), we purchased $1,499,439 of marketable securities during the three months ended March 31, 2007. Such marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2007.
Financing Activities
     We have financed our operations primarily from sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the three months ended March 31, 2007 and 2006, we generated $8,085 and $2,338,723 from these activities, respectively.
     As of March 31, 2007, we did not have any significant debt, with the exception of capital leases. We plan to use our available cash to fund operations, which includes the continued development of our products, infrastructure and attraction of customers.
     On March 23, 2007, we contracted with an outside consulting firm to provide implementation assistance in connection with a new accounting system, customer relationship management software, and Sarbanes-Oxley documentation and testing. We anticipate these services will cost approximately $200,000.
     We believe we can continue to develop our sales to a level at which we will become cash flow positive. Based on our current expense levels and existing capital resources, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
2007 Outlook
     We expect sales for the full year 2007 to be in the range of $18 million to $21 million and continue to target our gross margin at 40% or higher.
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
     The following table summarizes our obligations under contractual agreements as of March 31, 2007 and the time frame within which payments on such obligations are due.

	Payments due by period
		Less than One	One to Three	Three to Five	More than
Contractual Obligations	Total	Year	Years	Years	Five Years
Capital lease obligations, including interest	$287,904	$102,988	$184,916	$—	$—
Operating lease obligations, including interest	$227,026	$72,433	$154,593	$—	$—
Total obligations	$514,930	$175,421	$339,509	$—	$—
     On April 26, 2007, we entered into a lease arrangement for additional office space. The lease commences on July 9, 2007. The lease is for sixty-seven months for approximately 19,000 square feet located in Minnetonka, Minnesota. The lease contains financial terms that adjust over time. We expect our payments during the lease terms, including the expenses of maintaining such leased facility, to total approximately $1.5 million. We are currently attempting to sub-lease our present facility.
     Based on our working capital position at March 31, 2007, we believe we have sufficient working capital to meet our current obligations.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for public companies for fiscal years beginning after December 15, 2006. The recognition and measurement requirements under FIN 48 had no impact on our existing tax positions upon adoption on January 1, 2007.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115". SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was recently issued and we are currently assessing the impact it will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents and marketable securities principally at one major bank. We invest our available cash in United States government securities and money market funds. We have not experienced any losses on our deposits of our cash, cash equivalents, and marketable securities.
     We currently have outstanding $237,852 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
Subsequent Events
     On April 26, 2007, we entered into a lease arrangement for additional office space. The lease commences on July 9, 2007. The lease is for sixty-seven months for approximately 19,000 square feet located in Minnetonka, Minnesota. The lease contains financial terms that adjust over time. We expect our payments during the lease terms, including the expenses of maintaining such leased facility, to total approximately $1.5 million. We are currently attempting to sub-lease our present facility.
     In conjunction with the new lease the Company has obtained a letter of credit to support the landlord’s upfront investments totaling $492,000. The letter of credit is collateralized by $400,000 of cash held by the issuing bank. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.
ITEM 3 Controls and Procedures
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 1 Legal Proceedings
     Not applicable.
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     On January 31, 2007, an accredited investor who held a warrant for the purchase of 10,000 shares of common stock exercised such warrant at $3.20 per share. We obtained gross proceeds of $32,000 in connection with the warrant exercise, which were applied to working capital for general corporate purposes.
     The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificate representing such securities contains a restrictive legend preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipient of such securities received, or has access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. Except as set forth above, no discount or commission was paid in connection with the issuance of the warrant.
Use of Proceeds
     The SEC declared our registration statement filed on Form SB–2 under the Securities Act (File No. 333–136972) effective on November 27, 2006, in connection with the initial public offering of our common stock, $.01 par value per share.
     As of March 31, 2007, we had applied the net proceeds we received from the offering as follows:

Net Proceeds	$18,356,047
Repayment of Outstanding Debt and Accrued Interest	1,757,276
Inventory and Product Delivery Costs	1,202,165
Sales and Marketing	801,482
Research and Development	356,051
Maintain Facilities, including Lease Obligations	48,108
Management Compensation	190,481
Working Capital	2,262,877

Remaining Net Proceeds at March 31, 2007	$11,737,607

     Of the remaining net proceeds, we allocated $8,676,218 to a temporary investment in marketable securities consisting of debt securities issued by federal government agencies with maturity dates in 2007. As of March 31, 2007, we held the remaining net proceeds in cash and cash equivalents.
ITEM 3 Defaults upon Senior Securities
          Not applicable.

ITEM 4 Submission of Matters to a Vote of Security Holders
     We held a Special Meeting of Shareholders on February 2, 2007. Three proposals were submitted to shareholders for approval, each of which passed with voting results as follows:
     1. To approve our 2006 Equity Incentive Plan

For	Against	Abstain	Non-Votes
4,154,675	237,586	27,427	0
     2. To approve our 2006 Non-Employee Director Stock Option Plan:

For	Against	Abstain	Non-Votes
4,155,225	247,296	17,167	0
     3. To approve our issuance of warrants to purchase common stock to certain members of our management and a former member of our board of directors:

For	Against	Abstain	Non-Votes
4,126,972	270,689	22,027	0
A description of each of the foregoing plans and warrants appears in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2007.
ITEM 5 Other Information
          Not applicable.
ITEM 6 Exhibits
          See “Index to Exhibits.”

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.
Date: May 11, 2007	By:	/s/ John A. Witham
John A. Witham
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation, as amended of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws, as amended of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen form of common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Amendment to Sale and Purchase Agreement, dated as of January 24, 2007, between the Company and Sealy Corporation (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2007 (File No. 001-33169)).

10.2	Mutual Termination, Release and Agreement, dated February 13, 2007, between the Registrant and The Marshall Special Assets Group, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2007 (File No. 001-33169)).

31.1	Chief Executive Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.