Form 10QSB
period 2007-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2007-08-13
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33169
WIRELESS RONIN TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1967918 (I.R.S. Employer Identification No.)
5929 Baker Road
Minnetonka, Minnesota 55345
(952) 564-3500
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)
14700 Martin Drive
Eden Prairie, Minnesota 55344
(Former Address)
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
Yes ☐ No ☑
     As of August 1, 2007, the issuer had outstanding 14,320,151 shares of common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,864,038	$8,273,388
Marketable securities — available-for-sale	6,556,726	7,193,511
Accounts receivable, net	2,320,336	1,128,730
Inventories	252,107	255,850
Prepaid expenses and other current assets	80,411	148,024

Total current assets	41,073,618	16,999,503

PROPERTY AND EQUIPMENT, net	723,979	523,838

OTHER ASSETS
Restricted cash	450,000	—
Deposits	237,594	22,586

Total other assets	687,594	22,586

TOTAL ASSETS	$42,485,191	$17,545,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$106,762	$106,311
Accounts payable	1,319,035	948,808
Deferred revenue	450,968	202,871
Accrued liabilities	338,182	394,697

Total current liabilities	2,214,947	1,652,687

LONG-TERM LIABILITIES
Capital lease obligations, less current maturities	106,377	155,456

Total long-term liabilities	106,377	155,456

Total liabilities	2,321,324	1,808,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, 50,000,000 shares authorized; 14,260,151 and 9,825,621 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	142,601	98,256
Additional paid-in capital	77,487,624	49,056,509
Accumulated deficit	(37,463,989)	(33,433,713)
Accumulated other comprehensive income (loss)	(2,369)	16,732

Total shareholders’ equity	40,163,867	15,737,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,485,191	$17,545,927

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales
Hardware	$2,484,133	$270,235	$2,520,238	$568,082
Software	290,097	37,536	352,839	301,546
Services and other	280,633	24,889	378,222	64,598

Total sales	3,054,863	332,660	3,251,299	934,226
Cost of sales
Hardware	1,685,579	189,262	1,735,708	396,471
Software	—	—	—	—
Services and other	187,445	17,481	240,579	37,462

Total cost of sales	1,873,024	206,743	1,976,287	433,933

Gross profit	1,181,839	125,917	1,275,012	500,293
Operating expenses:
Sales and marketing expenses	653,526	347,913	1,278,175	778,817
Research and development expenses	257,858	196,935	507,289	430,540
General and administrative expenses	1,519,218	749,618	3,275,807	1,741,928
Termination of partnership agreement	—	—	653,995	—

Total operating expenses	2,430,602	1,294,466	5,715,266	2,951,285

Operating loss	(1,248,763)	(1,168,549)	(4,440,254)	(2,450,992)
Other income (expenses):
Interest expense	(9,634)	(868,113)	(20,515)	(1,347,196)
Loss on debt modification	—	(195,199)	—	(367,153)
Interest income	278,686	6,284	431,984	6,488
Other	—	(74)	(1,491)	559

	269,052	(1,057,102)	409,978	(1,707,302)

Net loss	$(979,711)	$(2,225,651)	$(4,030,276)	$(4,158,294)

Basic and diluted loss per common share	$(0.09)	$(2.80)	$(0.40)	$(5.27)

Basic and diluted weighted average shares outstanding	10,446,571	794,454	10,141,126	789,320

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(4,030,276)	$(4,158,294)
Adjustments to reconcile net loss to net cash used in operating activities
Deprecation and amortization	140,773	310,959
Allowance for doubtful receivables	50,981	21,000
Debt discount amortization	—	538,509
Debt discount amortization — related party	—	428,107
Common stock issued for interest expense — related party	—	150,000
Issuance of warrants for short-term borrowings — related parties	—	39,499
Issuance of options and warrants as compensation expense	732,359	448,548
Repricing of warrants	—	81,126
Change in assets and liabilities
Accounts receivable	(1,242,587)	71,985
Inventories	3,743	102,898
Prepaid expenses and other current assets	67,613	(10,564)
Other assets	2,500	(2,495)
Accounts payable	370,227	471,803
Deferred revenue	248,097	(519,042)
Accrued liabilities	(56,515)	256,751

Net cash used in operating activities	(3,713,085)	(1,769,210)
Cash flows used in investing activities
Purchases of property and equipment	(340,914)	(157,447)
Deposits on purchases of property and equipment	(217,508)	—
Sales of marketable securities	9,517,167	—
Purchase of marketable securities	(8,899,483)	—

Net cash used in investing activities	59,262	(157,447)
Cash flows provided by financing activities
Net change in restricted cash	(450,000)	—
Net proceeds from bank lines of credit and short-term notes payable	—	2,775,000
Payment for deferred financing costs	—	(525,202)
Payment for prepaid offering costs	—	(233,367)
Proceeds from short-term notes payable – related parties	—	400,000
Proceeds from long-term notes payable	—	93,319
Payments on long-term notes payable and capital leases	(48,628)	(503,342)
Proceeds from issuance of common stock and equity units	27,302,930	—
Proceeds from exercise of options and warrants	440,171	—

Net cash provided by financing activities	27,244,473	2,006,408

INCREASE IN CASH AND CASH EQUIVALENTS	23,590,650	79,751
Cash and cash equivalents at beginning of period	8,273,388	134,587

Cash and cash equivalents at end of period	$31,864,038	$214,338

See accompanying Notes to Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
Summary of Significant Accounting Policies
     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
1. Revenue Recognition
The Company recognizes revenue primarily from these sources:
•	Multiple-element arrangements

•	Software and software license sales

•	System hardware sales

•	Professional service revenue

•	Software development services

•	Training and implementation

•	Maintenance and support contracts
     The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software license. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.”
     The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable.
Multiple-element arrangements
     The Company enters into arrangements with customers that include a combination of software products, system hardware, maintenance and support, or installation and training services. The Company allocates the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (“VSOE”). In software arrangements for which the Company does not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which the Company does not have VSOE of fair value have been delivered.
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
     Each element of the Company’s multiple element arrangements qualifies for separate accounting with the exception of undelivered maintenance and service fees. The Company defers revenue under the residual method for undelivered maintenance and support fees included in the price of software and amortizes fees ratably over the appropriate period. The Company defers fees based upon the customer’s renewal rate for these services.
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
System hardware sales
     The Company recognizes revenue on system hardware sales generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Professional service revenue
     Included in services and other revenues are revenues derived from implementation, maintenance and support contracts, content development, software development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of the Company’s contracts are on a time-and-materials basis. For time-and-materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of specific contractual milestones or by using the percentage of completion method.
Software development services
     Software development revenue is recognized monthly as services are performed per fixed fee contractual agreements.
Training and implementation
     Training revenue is recognized when training is provided.
Maintenance and support contracts
     Included in services and other revenues are revenues derived from maintenance and support. Maintenance and support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.
     Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
2. Restricted Cash
     In conjunction with the lease agreement for office space entered into in April 2007, the Company has obtained a letter of credit to support the landlord’s upfront investments totaling $492,000. The letter of credit is collateralized by $400,000 of cash held by the issuing bank. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.
     In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50,000.
3. Accounts Receivable
     Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. When all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $74,481 and $23,500 at June 30, 2007 and December 31, 2006, respectively.

4. Inventories
     The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at June 30, 2007 and December 31, 2006.
5. Basic and Diluted Loss per Common Share
     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options are not considered in the computation of diluted loss per share for the periods presented because the impact of the incremental shares is antidilutive.
6. Accounting for Stock-Based Compensation
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
     As of June 30, 2007, the Company had 170,007 shares available for issuance under the Equity Incentive Plan and 280,000 shares available for issuance under the Non-Employee Director Stock Option Plan. The Equity Incentive Plan expires on March 30, 2016 and the Non-Employee Director Stock Option Plan expires on April 14, 2016. Prior to the approval of the plans, the Company issued options to purchase 724,333 shares of the Company’s common stock under the Equity Incentive Plan and options to purchase 230,000 shares of the Company’s common stock under the Non-Employee Director Stock Option Plan. On the date the plans were approved, the Company determined the final fair value related to these options. In the first six months of 2007, the Company issued options to purchase 130,660 shares of the Company’s common stock to employees under the Equity Incentive Plan. Share-based compensation expenses were $136,339 and $156,105 for the quarters ended June 30, 2007 and 2006, respectively, and $732,359 and $529,673 for the six months ended June 30, 2007 and 2006, respectively. The Company estimates that an additional $285,363 of share-based compensation will be recognized for the remainder of 2007.
     The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	97.0 to 97.2%	61.7%
Approximate risk free interest rates	5.0%	5.0%
Expected lives	3.45 to 3.75 Years	5 Years
     The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123(R), “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than

Employees.” Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.
7. Use of Estimates
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
     A significant portion of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Six Months Ended	Year Ended
	June 30,	December 31,
Customer	2007	2006
A	72.4%	*
B	*	11.6%
C	*	15.9%
D	*	11.4%

	72.4%	38.9%

*	Sales to this customer were less than 10% of total sales for the period reported.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2007, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	June 30,	December 31,
Customer	2007	2006
A	75.6%	*
B	*	17.7%
C	*	13.1%
D	*	11.5%
E	*	11.4%

	75.6%	53.7%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

NOTE C — INVENTORIES
Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Finished goods	$175,301	$158,051
Product components and supplies	76,806	97,799

	$252,107	$255,850

     The Company has recorded lower of cost or market adjustments on certain finished goods, product components and supplies. The Company recorded expense of $0 for the quarter ended June 30, 2007 and $37,410 during the year ended December 31, 2006, respectively, related to this adjustment to cost of sales.
NOTE D — DEFERRED REVENUE
Deferred revenue consisted of the following:

	June 30,	December 31,
	2007	2006
Deferred customer billings	$277,488	$—
Deferred maintenance	118,429	149,555
Customer deposits	55,052	53,316

	$450,968	$202,871

     During the three months ended March 31, 2007, the Company billed initial deposits for $832,167 for new business. The Company recognized $554,679 of the $832,167 of deposits during the three months ended June 30, 2007 when all elements of the Company’s revenue recognition policy were met. The Company will recognize the remaining balance upon completion of the projects.
NOTE E — ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	June 30,	December 31,
	2007	2006
Compensation	$243,300	$347,083
Deferred gain on sale leaseback	10,968	30,241
Sales tax and other	83,914	17,373

	$338,182	$394,697

     During 2004, the Company entered into a sale-leaseback transaction relating to certain of its property and equipment. The transaction resulted in a gain of $78,973. The Company deferred this gain and is recognizing it ratably over the three year term of the lease.
NOTE F – TERMINATION OF PARTNERSHIP AGREEMENT
     On February 13, 2007, the Company terminated the strategic partnership agreement with Marshall by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual Termination, Release and Agreement, the Company paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 was recognized as a charge to the Company’s first quarter 2007 earnings. Pursuant to the Mutual Termination, Release and Agreement, the Company will pay Marshall a fee in connection with sales of the Company’s software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum payment of $50,000 per year for the first three years. Marshall will pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users.

NOTE G — SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash paid for:
Interest	$20,515	$243,317
Noncash Investing and Financing Activities:
Common stock issued for notes payable
Related parties	—	202,645
Warrants issued for notes payable:
Related parties	—	268,873
Non-related parties	—	942,125
Beneficial conversion of short-term notes payable	—	749,991
Conversion of accrued interest into long-term notes payable	—	7,500
Non-cash purchase of fixed assets through capital lease	—	5,910
NOTE H — FOLLOW-ON OFFERING
     On June 19, 2007, the Company sold 4,290,000 shares and a selling shareholder of the Company sold 1,000,000 shares of the Company’s common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on June 13, 2007. The Company obtained approximately $27.3 million in net proceeds as a result of this follow-on offering.
NOTE I — SUBSEQUENT EVENT
     On August 1, 2007, the Company and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (collectively, the “Sellers”) entered into a Stock Purchase Agreement which provides for the Company’s purchase of all of the Sellers’ stock in holding companies that own McGill Digital Solutions, Inc. (“McGill”), based in Windsor, Ontario, Canada. McGill is a provider of custom interactive software solutions used primarily for e-learning and digital signage applications. Most of McGill’s revenue is derived from products and solutions provided to the automotive industry.
     The Company has agreed to acquire the shares from the Sellers for an aggregate cash consideration of $3,000,000 (CAD), subject to potential adjustments, and 50,000 shares of the Company’s common stock. In addition, the Company will pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of the Company’s common stock if earn-out criteria are met. The earn-out criteria for 2007 are at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria are met, 25% of the earn-out consideration would be paid. The earn-out consideration for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50% which, if achieved, would allow the Sellers to earn the remainder of the earn-out consideration.
     The transaction is expected to close in August 2007. Upon closing of the transaction, the holding companies acquired from the Sellers and McGill will be amalgamated into one wholly-owned subsidiary of the Company. Closing of the transaction is subject to customary closing conditions.
     On July 9, 2007 the Company moved from its existing office space to a new location. During the quarter ended September 30, 2007, the Company plans to recognize a liability for costs that will continue to be incurred under its operating lease that terminates in November 2009. The Company estimates the fair value of the liability at the cease-use date of July 9, 2007 as remaining base rent, reduced by estimated sublease rentals to be approximately $100,000.

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
Overview
     Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific wireless business solutions. We provide dynamic digital signage solutions targeting specific retail and service markets. We have designed and developed RoninCast, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. We sell our products throughout North America. As of June 30, 2007, we had an accumulated deficit of $37,463,989.
Significant Accounting Policies and Estimates
     See “Notes to Unaudited Financial Statements – Note A – Summary of Significant Accounting Policies.”
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
     Our results of operations and changes in certain key statistics for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Increase	June 30,	June 30,	Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Sales	$3,054,863	$332,660	$2,722,203	$3,251,299	$934,226	$2,317,073

Cost of Sales	1,873,024	206,743	1,666,281	1,976,287	433,933	1,542,354

Gross Profit	1,181,839	125,917	1,055,922	1,275,012	500,293	774,719

Sales and marketing expenses	653,526	347,913	305,613	1,278,175	778,817	499,358

Research and development expenses	257,858	196,935	60,923	507,289	430,540	76,749

General administrative expenses	1,519,218	749,618	769,600	3,275,807	1,741,928	1,533,879
Termination of partnership agreement	—	—	—	653,995	—	653,995

Operating expenses	2,430,602	1,294,466	1,136,136	5,715,266	2,951,285	2,763,981

Operating loss	(1,248,763)	(1,168,549)	(80,214)	(4,440,254)	(2,450,992)	(1,989,262)
Other income (expenses):
Interest expense	(9,634)	(868,113)	858,479	(20,515)	(1,347,196)	1,326,681

Loss on debt modification	—	(195,199)	195,199	—	(367,153)	367,153

Interest income	278,686	6,284	272,402	431,984	6,488	425,496

Other	—	(74)	74	(1,491)	559	(2,050)

	269,052	(1,057,102)	1,326,154	409,978	(1,707,302)	2,117,280

Net loss	$(979,711)	$(2,225,651)	$1,245,940	$(4,030,276)	$(4,158,294)	$128,018

Sales
     Our sales increased by $2,722,203 and $2,317,073 for the three and six months ended June 30, 2007, compared to the same periods in the prior year. The increases in revenue were due primarily to the timing of orders and the timing of satisfaction of all elements required for revenue recognition. In the second quarter of 2007, we recognized previously deferred revenue of $554,679 for projects billed but not completed as of March 31, 2007. In the first quarter of 2006, we recognized previously deferred revenue of $236,000 for a restaurant industry license as a result of signing a new agreement with the customer in March 2006.
Cost of Sales
     Our cost of sales increased by $1,666,281 and $1,542,355 for the three and six months ended June 30, 2007 compared to the same periods in the prior year. The increases in cost of sales were a direct result of the increase in revenue during the first and second quarters of 2007.
Operating Expenses
     Our operating expenses increased by $1,136,136 and $2,763,981 for the three and six months ended June 30, 2007 compared to the same periods in the prior year. The two largest factors in these increases were the termination of a partnership agreement for $653,995 in the first quarter of 2007 and salaries and related costs totaling $516,162 and $854,488 for the three and six months ended June 30, 2007 directly related to our increase in headcount from 30 to 59 associates. We also increased our advertising costs by $74,187 and $223,583 for such periods, respectively, as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of $319,761 and $442,365 for the three and six months ended June 30, 2007, largely due to the expense of being a public entity and growth of our business.
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
Interest Expense
     Interest expense decreased by $858,479 and $1,326,681 for the three and six months ended June 30, 2007 compared to the same periods in the prior year. The decreases in interest expense were due to lower debt levels in the first two quarters of 2007 from the first two quarters of 2006. We either converted or paid off all outstanding debt as of December 31, 2006, with the exception of capital leases.

Interest Income
     Interest income increased by $272,402 and $425,496 for the three and six months ended June 30, 2007 compared to the same periods in the prior year. The increases in interest income were due to significantly higher cash balances as a result of our initial public offering in November 2006 and the follow-on offering we closed on June 19, 2007.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2007, we had an accumulated deficit of $37,463,989. The cash flow used in operating activities was $3,713,085 and $1,769,210 for the six months ended June 30, 2007 and 2006, respectively. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Investing Activities
     Using a portion of the net proceeds from our public offerings (described below), we purchased $8,899,483 and sold $9,517,167 of marketable securities during the six months ended June 30, 2007. Such marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2007.
Financing Activities
     We have financed our operations primarily from sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the six months ended June 30, 2007 and 2006, we generated $27,244,473 and $2,006,408 from these activities, respectively.
     On June 19, 2007, we sold 4,290,000 shares and a selling shareholder sold 1,000,000 shares of our common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on June 13, 2007. We obtained approximately $27.3 million in net proceeds as a result of this follow-on offering.
     In April 2007, we deposited $400,000 cash in a bank as collateral for a letter of credit issued to support the landlord’s upfront investments totaling $492,000 in connection with a new lease for office space. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.
     On April 17, 2007, we invested $50,000 in a bank certificate of deposit that was required for our bank’s credit card program. This cash is classified as restricted cash on our balance sheet.
     As of June 30, 2007, we did not have any significant debt, with the exception of capital leases. We plan to use our available cash to fund operations, which includes the continued development of our products, infrastructure and attraction of customers.
     On March 23, 2007, we contracted with an outside consulting firm to provide implementation assistance in connection with a new accounting system, customer relationship management software, and Sarbanes-Oxley documentation and testing. During the second quarter of 2007, we expanded our scope of services and anticipate these services will cost approximately $300,000.
     We believe we can continue to develop our sales to a level at which we will become cash flow positive. Based on our current expense levels and existing capital resources, we anticipate that our cash will be adequate to fund our operations for the next twelve months.

2007 Outlook
     We have been advised by NewSight Corporation, our largest customer during the first six months of 2007, that NewSight has re-prioritized various elements of its planned digital signage system implementations. In particular, NewSight has delayed the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices throughout the U.S. As a new top digital signage priority for NewSight, we have entered into an agreement to provide digital signage to a large grocery store chain in the mid-Atlantic region. In particular, we will retrofit their existing network and newly configure approximately 75 stores. NewSight plans to allocate certain equipment purchased from us during the second quarter of 2007 for these installations. Despite the addition of the grocery store chain installations, NewSight’s re-prioritization of pending projects will negatively impact our 2007 revenue from NewSight. However, our continued focus on other customer opportunities and the implementation of other customers’ digital signage systems, prompts us to maintain our full year sales guidance in the range of $18 million to $21 million. We also continue to target our gross margin at 40% or higher.
Contractual Obligations
Operating and Capital Leases
     We lease certain equipment under three capital lease arrangements. The leases require monthly payments in the aggregate of $11,443, including interest imputed at 16% to 22% per year through December 2009.
     We lease approximately 8,610 square feet of office and warehouse space under a five-year operating lease that extends through November 30, 2009. The monthly lease obligation is currently $6,237 and adjusts annually with monthly payments increasing to $6,560 in August 2009. We are currently attempting to sub-lease this facility. In addition, we lease additional warehouse space of approximately 2,160 square feet. This lease expires in September 2007 and has a monthly payment obligation of $1,350.
     On April 26, 2007, we entered into a lease arrangement for office space. The lease commenced July 9, 2007. The lease is for 67 months for approximately 19,000 square feet located in Minnetonka, Minnesota. The lease contains financial terms that adjust over time and extends through January 2013.
     We lease equipment under a non-cancelable operating lease that requires monthly payments of $441 through December 2008.
     The following table summarizes our obligations under contractual agreements as of June 30, 2007 and the time frame within which payments on such obligations are due.

	Payments due by period
		Less than One	One to Three	Three to Five	More than
Contractual Obligations	Total	Year	Years	Years	Five Years
Capital lease obligations, including interest	$253,575	$137,305	$116,270	$—	$—
Operating lease obligations	$1,080,853	$152,316	$456,530	$364,218	$107,789
Total obligations	$1,334,428	$289,621	$572,800	$364,218	$107,789
     Based on our working capital position at June 30, 2007, we believe we have sufficient working capital to meet our current obligations.

Off-Balance Sheet Arrangements
     Other than as set forth above in “Overview – Restricted Cash” and “Contractual Obligations,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for public companies for fiscal years beginning after December 15, 2006. Effective January 1, 2007, we adopted FIN 48. Upon adoption, there were no unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. We do not expect any material change or liability associated with uncertain tax positions through December 31, 2007. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. Our federal and state tax returns are potentially open to examinations for years 2003-2006.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our financial statements.
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
     We currently have outstanding $213,139 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
Subsequent Event
     On August 1, 2007, our company and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh entered into a Stock Purchase Agreement which provides for our purchase of all of the Sellers’ stock in holding companies that own McGill Digital Solutions, Inc., based in Windsor, Ontario, Canada. McGill is a provider of custom interactive software solutions used primarily for e-learning and digital signage applications. Most of McGill’s revenue derives from products and solutions provided to the automotive industry.
     We agreed to acquire the shares from the Sellers for an aggregate cash consideration of $3,000,000 (CAD), subject to potential adjustments, and 50,000 shares of our common stock. In addition, we will pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of our common stock if earn-out criteria are met. The earn-out criteria for 2007 are at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria are met, 25% of the earn-out consideration would be paid. The earn-out consideration for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50% which, if achieved, would allow the Sellers to earn the remainder of the earn-out consideration.
     The transaction is expected to close in August 2007. Upon closing of the transaction, the holding companies acquired from the Sellers and McGill will be amalgamated into one wholly-owned subsidiary of our company. Closing of the transaction is subject to customary closing conditions.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings
     Not applicable.
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities during the Second Quarter of 2007
     On April 6, 2007, a former employee who held (a) a seven-year warrant for the purchase of 5,555 shares of common stock at $0.45 per share, (b) a seven-year warrant for the purchase of 5,444 shares of common stock at $2.25 per share, and (c) a seven-year warrant for the purchase of 4,944 shares of common stock at $2.25 per share, exercised these warrants. We obtained gross proceeds of an aggregate of $25,873 in connection with these warrant exercises.
     On April 17, 2007, a former employee exercised an option to purchase 1,000 shares at $6.02 per share. We obtained gross proceeds of $6,020 in connection with this option exercise.
     On April 18, 2007, an accredited investor who held a seven-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On May 29, 2007, an accredited investor who held a seven-year warrant for the purchase of 47,587 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $152,278 in connection with this warrant exercise.
     On June 19, 2007, an accredited investor who held a seven-year warrant for the purchase of 20,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $64,000 in connection with this warrant exercise.
     On June 28, 2007, four accredited investors who each held a seven-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrants. We obtained gross proceeds of an aggregate of $128,000 in connection with these warrant exercises.
     The proceeds of each of the foregoing exercises were applied to working capital for general corporate purposes.
     The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or has access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. Except as set forth above, no discount or commission was paid in connection with the issuance of shares upon the exercise of such options or and warrants.
Use of Proceeds
     The SEC declared our registration statement filed on Form SB-2 under the Securities Act (File No. 333-136972) effective on November 27, 2006, in connection with the initial public offering of our common stock, $.01 par value per share.

     As of June 30, 2007, we had applied the net proceeds we received from the offering as follows:

Net Proceeds	$18,356,047

Repayment of Outstanding Debt and Accrued Interest	1,757,276

Inventory and Product Delivery Costs	2,474,731

Sales and Marketing	1,442,764

Research and Development	590,821

Maintain Facilities, including Lease Obligations	148,075

Management Compensation	288,301

Working Capital	3,707,396

Remaining Net Proceeds at June 30, 2007	$7,946,683

     As of June 30, 2007, we held the remaining net proceeds in cash and cash equivalents.
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

WIRELESS RONIN TECHNOLOGIES, INC.

Date: August 13, 2007	By:	/s/ John A. Witham
John A. Witham
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation, as amended of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws, as amended of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen form of common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Lease Agreement with Utah State Retirement Investment Fund, effective July 9, 2007 (incorporated by reference to our Current Report on Form 8-K (File No. 001-33169) filed on April 30, 2007).

10.2	Underwriting Agreement by and between the Registrant, ThinkEquity Partners, LLC and Feltl and Company, Inc., as Representatives of the several underwriters dated June 13, 2207 (incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-143725) filed on June 14, 2007).

31.1	Chief Executive Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.