Form 10QSB
period 2007-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2007-11-14
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33169
WIRELESS RONIN TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1967918
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
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
Yes ☐     No ☑
     As of November 12, 2007, the issuer had outstanding 14,537,705 shares of common stock.
Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

i

PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,049,486	$8,273,388
Marketable securities — available-for-sale	5,324,175	7,193,511
Accounts receivable, net	3,383,717	1,128,730
Income taxes receivable	290,769	—
Inventories	660,470	255,850
Prepaid expenses and other current assets	245,232	148,024

Total current assets	37,953,849	16,999,503

PROPERTY AND EQUIPMENT, net	1,662,243	523,838

OTHER ASSETS
Goodwill	2,240,823	—
Restricted cash	450,000	—
Deposits	39,994	22,586

Total other assets	2,730,817	22,586

TOTAL ASSETS	$42,346,909	$17,545,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term obligations	$116,391	$106,311
Accounts payable	1,874,749	948,808
Deferred revenue	531,699	202,871
Accrued liabilities	940,297	394,697

Total current liabilities	3,463,136	1,652,687

LONG-TERM LIABILITIES
Capital lease obligations, less current maturities	89,056	155,456

Total long-term liabilities	89,056	155,456

Total liabilities	3,552,192	1,808,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, 50,000,000 shares authorized; 14,457,705 and 9,825,621 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	144,577	98,256
Additional paid-in capital	78,200,843	49,056,509
Accumulated deficit	(39,846,513)	(33,433,713)
Accumulated other comprehensive income	295,810	16,732

Total shareholders’ equity	38,794,717	15,737,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,346,909	$17,545,927

See accompanying Notes to Unaudited Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales
Hardware	$429,578	$395,468	$2,949,816	$963,550
Software	119,179	539,700	472,018	841,246
Services and other	575,176	48,020	953,398	112,618

Total sales	1,123,933	983,188	4,375,232	1,917,414
Cost of sales
Hardware	263,961	309,298	1,999,669	705,769
Software	1,007	—	1,007	—
Services and other	444,797	22,033	685,376	59,495

Total cost of sales	709,765	331,331	2,686,052	765,264

Gross profit	414,168	651,857	1,689,180	1,152,150
Operating expenses:
Sales and marketing expenses	715,016	278,973	1,993,191	1,057,790
Research and development expenses	319,945	193,343	827,234	623,883
General and administrative expenses	2,210,632	740,856	5,486,439	2,482,784
Termination of partnership agreement	—	—	653,995	—

Total operating expenses	3,245,593	1,213,172	8,960,859	4,164,457

Operating loss	(2,831,425)	(561,315)	(7,271,679)	(3,012,307)
Other income (expenses):
Interest expense	(11,758)	(1,602,425)	(32,273)	(2,949,621)
Loss on debt modification	—	—	—	(367,153)
Interest income	467,740	2,346	899,724	8,834
Other	(7,081)	1,403	(8,572)	1,962

	448,901	(1,598,676)	858,879	(3,305,978)

Net loss	$(2,382,524)	$(2,159,991)	$(6,412,800)	$(6,318,285)

Basic and diluted loss per common share	$(0.17)	$(2.53)	$(0.55)	$(7.79)

Basic and diluted weighted average shares outstanding	14,369,262	854,169	11,565,993	811,174

See accompanying Notes to Unaudited Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(6,412,800)	$(6,318,285)
Adjustments to reconcile net loss to net cash used in operating activities
Deprecation and amortization	265,617	629,588
Allowance for doubtful receivables	35,981	21,000
Debt discount amortization	—	1,392,553
Debt discount amortization — related party	—	606,912
Common stock issued for interest expense — related party	—	225,000
Issuance of warrants for short-term borrowings — related parties	—	39,499
Issuance of options and warrants as compensation expense	880,903	540,282
Repricing of warrants	—	81,126
Change in assets and liabilities
Accounts receivable	(1,689,750)	(278,975)
Income tax receivable	(13,734)	—
Inventories	(404,620)	111,756
Prepaid expenses and other current assets	(27,078)	(12,229)
Deposits	2,495	(4,995)
Accounts payable	897,563	503,409
Deferred revenue	339,257	(1,000,604)
Accrued liabilities	409,964	423,522

Net cash used in operating activities	(5,716,202)	(3,040,441)
Cash flows used in investing activities
Purchase of McGill-Investment in Subsidiary, net of cash acquired	(2,817,568)	—
Purchases of property and equipment	(1,051,144)	(280,311)
Sales of marketable securities	16,422,597	—
Purchase of marketable securities	(14,564,800)	—

Net cash used in investing activities	(2,010,915)	(280,311)
Cash flows provided by financing activities
Net change in restricted cash	(450,000)	—
Repayment of long-term debt	(2,416)	—
Net proceeds from bank lines of credit and short-term notes payable	—	4,825,000
Payment for deferred financing costs	—	(864,509)
Payment for prepaid offering costs	—	(354,973)
Proceeds from short-term notes payable — related parties	—	400,000
Proceeds from long-term notes payable	—	195,300
Payments on long-term notes payable and capital leases	(74,401)	(657,336)
Proceeds from issuance of common stock and equity units	27,093,032	—
Proceeds from exercise of options and warrants	904,721	—

Net cash provided by financing activities	27,470,936	3,543,482

Effect of foreign currency exchange rate changes on cash	32,279	—
INCREASE IN CASH AND CASH EQUIVALENTS	19,776,098	222,730
Cash and cash equivalents at beginning of period	8,273,388	134,587

Cash and cash equivalents at end of period	$28,049,486	$357,317

See accompanying Notes to Unaudited Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly and majority owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
Nature of Business and Operations
     The Company is a Minnesota corporation that provides dynamic digital signage solutions targeting specific retail and service markets. The Company has designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide business customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences.
     The Company’s wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc., an Ontario, Canada provincial corporation located in Windsor, Ontario, develops “e-learning, e-performance support and e-marketing” solutions for business customers. E-learning solutions are software-based instructional systems developed specifically for customers, primarily in sales force training applications. E-performance support systems are interactive systems produced to increase product literacy of customer sales staff. E-marketing products are developed to increase customer knowledge of and interaction with customer products.
     The Company and its subsidiary sell products and services throughout the world.
Summary of Significant Accounting Policies
     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
1. Revenue Recognition
          The Company recognizes revenue primarily from these sources:
•	Software and software license sales

•	System hardware sales

•	Professional service revenue

•	Software development services

•	Software design and development services

•	Training and implementation

•	Maintenance and support contracts
     The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of a software license. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.”
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

Professional service revenue
     Included in services and other revenues is revenue derived from implementation, maintenance and support contracts, content development, software development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. Substantially all of the Company’s contracts are on a time-and-materials basis. For time-and-materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of specific contractual milestones or by using the percentage of completion method.
Software development services
     Software development revenue is recognized monthly as services are performed per fixed fee contractual agreements.
Software design and development services
     Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.
     Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.
Training and implementation
     Training revenue is recognized when training is provided.
Maintenance and support contracts
     Included in services and other revenues is revenue derived from maintenance and support. Maintenance and support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.
     Maintenance and support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.
2. Restricted Cash
     In conjunction with the lease agreement for office space entered into in April 2007, the Company has obtained a letter of credit to support the landlord’s upfront investments totaling $492,000. The letter of credit is collateralized by

$400,000 of cash held by the issuing bank. The collateral is reduced over time as the letter of credit is reduced. The term of the Company’s letter of credit is 31 months.
     In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50,000.
3. Accounts Receivable
     Accounts receivable are unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectibility. In addition, an allowance is provided for other accounts when a significant pattern of uncollectibility has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $59,481 and $23,500 at September 30, 2007 and December 31, 2006, respectively.
4. Income tax receivable
     The income taxes receivables owing to the Canadian subsidiary, Wireless Ronin Technologies (Canada), Inc., represent payment to be made by the Ministry of Finance for the Provincial Tax Return for year ending December 31, 2006, current year Scientific Research & Experimental Development tax credit, as well as the current year estimated tax provisions.
5. Inventories
     The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at September 30, 2007 and December 31, 2006.
6. Goodwill
     The Company has allocated a portion of the purchase price of businesses acquired to goodwill. The Company intends to review the carrying amount of goodwill for impairment annually in the fourth quarter and recognize a charge to net income for any impairment in value. No impairment has been recognized on recorded goodwill as of September 30, 2007.
7. Foreign currency
     Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating its financial statements into the reporting currency, the U.S. dollar. The translation adjustment has not been included in determining net income, but has been reported separately and will be accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net income of the period.
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
9. Accounting for Stock-Based Compensation
     The Company’s Board of Directors has adopted the 2006 Equity Incentive Plan and the 2006 Non-Employee Director Stock Option Plan, each of which was approved by the Company’s shareholders in February 2007. Participants in the Equity Incentive Plan may include employees, officers, directors, consultants, or independent contractors who the compensation committee determines shall receive awards under the plan. The Equity Incentive Plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the Equity Incentive Plan was 1,000,000 shares. Our board has proposed that the shareholders approve an increase in the number of shares which may be granted under the Equity Incentive Plan from 1,000,000 to 1,750,000 at the annual meeting scheduled for November 15, 2007. The Non-Employee Director Stock Option Plan provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. The number of shares of common stock originally reserved for issuance under the Non-Employee Director Stock Option Plan was 510,000 shares.
     As of September 30, 2007, the Company had 132,507 shares available for issuance under the Equity Incentive Plan and 280,000 shares available for issuance under the Non-Employee Director Stock Option Plan. The Equity Incentive Plan expires on March 30, 2016 and the Non-Employee Director Stock Option Plan expires on April 14, 2016. Prior to the approval of the plans, the Company issued options to purchase 724,333 shares of the Company’s common stock under the Equity Incentive Plan and options to purchase 230,000 shares of the Company’s common stock under the Non-Employee Director Stock Option Plan. On the date the plans were approved, the Company determined the final fair value related to these options. In the first nine months of 2007, the Company issued options to purchase 175,660 shares of the Company’s common stock to employees under the Equity Incentive Plan. Share-based compensation expenses were $148,554 and $91,735 for the quarters ended September 30, 2007 and 2006, respectively, and $880,903 and $621,408 for the nine months ended September 30, 2007 and 2006, respectively. The Company estimates that an additional $158,827 of share-based compensation will be recognized for the remainder of 2007.
     The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	97.0 to 97.9%	61.7%
Approximate risk free interest rates	5.0%	5.0%
Expected lives	3.45 to 3.75 Years	5 Years
     The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123(R), “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods are shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.
10. Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded goodwill and intangible assets. Actual results could differ from those estimates.
NOTE B — ACQUISITION OF MCGILL DIGITAL SOLUTIONS, INC.
     On August 16, 2007, the Company closed the transaction contemplated by the Stock Purchase Agreement by and between the Company, and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (the “Sellers”). Pursuant to such closing, the Company purchased all of the Sellers’ stock in holding companies that own McGill Digital Solutions, Inc. (“McGill”), based in Windsor, Ontario, Canada. The holding companies acquired from the Sellers and McGill were amalgamated into one wholly-owned subsidiary of the Company. The results of operations of McGill have been included in the Company’s consolidated financial statements since August 16, 2007. McGill is a provider of custom interactive software solutions used primarily for e-learning and digital signage applications. Most of McGill’s revenue is derived from products and solutions provided to the automotive industry.
     The Company acquired the shares from the Sellers for an aggregate cash consideration of $3,130,929, subject to potential adjustments, and 50,000 shares of the Company’s common stock. The Company also incurred $178,217 in direct costs related to the acquisition. In addition, the Company will pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of the Company’s common stock if specified earn-out criteria are met. The earn-out criteria for 2007 are at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria are met, 25% of the earn-out consideration would be paid. The earn-out consideration for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50% which, if achieved, would allow the Sellers to earn the remainder of the earn-out consideration.
     The Company has accounted for the acquisition of the assets of McGill by utilizing the generally accepted accounting principles of SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. Under the purchase method of accounting, the assets and liabilities of McGill were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,072,110. The purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of any intangible assets that have been acquired. The purchase price allocation will be finalized once the Company has all the necessary information to date. The valuation requires the use of significant assumptions and estimates. These estimates were based on assumptions the Company believes to be reasonable. However, actual results may differ from these estimates.
     The $3,621,146 purchase price of the acquired company, as of the acquisition date consisted of the following:
     Item

Cash payment to the sellers	$3,130,929
Transaction costs	178,217

Total cash consideration	3,309,146
Stock issuance	312,000

Total purchase price	$3,621,146

The Company has preliminarily allocated the total cost of the acquisition, as follows:

Tangible Assets:
Current Assets (including deposits)	$1,386,202
Property and Equipment	326,811

Intangible Assets:
Goodwill	2,072,111

Total Assets Acquired	$3,785,124

Liabilities Assumed/Incurred:
Debt	$19,092
Current Liabilities	144,886

Net Assets Acquired	$3,621,146
     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of McGill had occurred at January 1, 2006, the beginning of the earliest period presented. The historical consolidated financial information has been adjusted to give the effect to include a decrease in interest income related to the amount paid as the purchase price to the former shareholders of McGill. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.
Pro Forma Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$1,740,811	$2,284,357	$6,575,337	$5,773,580
Cost of sales	942,722	1,028,492	3,687,244	3,093,299
Operating expenses	3,485,477	1,801,022	10,287,421	5,698,639
Interest expense	12,076	1,603,583	33,994	2.951,701
Loss on debt modification	—	—	—	367,153
Interest income	421,296	14,265	761,772	36,314
Other	115,944	26,968	117,435	117,546

Net loss	$(2,394,112)	$(2,161,443)	$(6,788,985)	$(6,418,444)

Basic and diluted loss per common share	$(0.17)	$(2.39)	$(0.58)	$(7.45)

Basic and diluted weighted average shares outstanding	14,419,262	904,169	11,615,993	861,174

NOTE C — DOMESTIC AND FOREIGN OPERATIONS
     Net sales per geographic region are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

United States	$1,013,008	$955,055	$4,175,291	$1,744,978
Canada	110,925	28,133	199,941	172,436

Total sales	$1,123,933	$983,188	$4,375,232	$1,917,414

Geographic Segments of Assets

	Wireless Ronin Canada	Wireless Ronin USA	Consolidated
	As of September 30, 2007	As of September 30, 2007	As of September 30, 2007
Current Assets	1,375,613	36,578,236	37,953,849
Property & Equipment	347,797	1,314,446	1,662,243
Other Assets	2,260,730	470,087	2,730,817

Total Assets	3,984,140	38,362,769	42,346,909

Current assets consist primarily of cash equivalents, receivables, inventories, and other current assets. Other assets primarily consist of goodwill, restricted cash, and deposits.
NOTE D — CONCENTRATION OF CREDIT RISK
     The Company maintains its cash balances with several financial institutions. At times, deposits may exceed federally insured limits.
     A significant portion of the Company’s revenues are derived from a few customers. Customers with greater than 10% of total sales are represented on the following table:

	Nine Months Ended	Year Ended
	September 30,	December 31,
Customer	2007	2006
A	56.1%	*
B	*	11.6%
C	*	15.9%
D	*	11.4%

	56.1%	38.9%

*	Sales to this customer were less than 10% of total sales for the period reported.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2007, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	September 30,	December 31,
Customer	2007	2006
A	56.7%	*
B	*	17.7%
C	*	13.1%
D	*	11.5%
E	*	11.4%

	56.7%	53.7%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.
NOTE E — INVENTORIES
Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Finished goods	$394,477	$158,051
Product components and supplies	265,992	97,799

	$660,470	$255,850

     The Company has recorded lower of cost or market adjustments on certain finished goods, product components and supplies. The Company recorded expense of $0 for the quarter ended September 30, 2007 and $37,410 during the year ended December 31, 2006, respectively, related to market adjustments to cost of sales.

NOTE F — DEFERRED REVENUE
Deferred revenue consisted of the following:

	September 30,	December 31,
	2007	2006
Deferred customer billings	$367,263	$—
Deferred maintenance	106,334	149,555
Customer deposits	93,462	53,316
Costs and estimated earnings in excess of billings	(35,360)	—

	$531,699	$202,871

          During the three months ended March 31, 2007, the Company billed initial deposits for $832,167 for new business. The Company recognized $554,679 of the $832,167 of deposits during the three months ended June 30, 2007 when all elements of the Company’s revenue recognition policy were met. The Company deferred an additional $89,776 of customer billings during the three months ended September 30, 2007. The Company expects to recognize the remaining balance upon completion of the projects.
NOTE G — ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	September 30,	December 31,
	2007	2006
Compensation	$270,736	$347,083
Deferred gain on sale leaseback	4,387	30,241
Accrued rent	42,166	—
Accrued remaining lease obligation (Note H)	191,207	—
Due to former owners of subsidiary	322,629	—
Sales tax and other	109,172	17,373

	$940,297	$394,697

          During 2004, the Company entered into a sale-leaseback transaction relating to certain property and equipment. The transaction resulted in a gain of $78,973. The Company deferred this gain and is recognizing it ratably over the three year term of the lease.
          The Company accrued $322,629 for a working capital adjustment related to the purchase price of its acquisition of McGill Digital Solutions, Inc. determined as of the closing date of August 16, 2007.
NOTE H — REMAINING LEASE OBLIGATION
     On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The remaining liability at September 30, 2007 was $191,207. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even though the Company has not entered into a sublease to date. Other costs included in the fair value measurement are the amortization of the remaining book values of the leasehold improvements on the premises and the listing agent fee paid on the property. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

Costs to be incurred:
Existing rental payments	$168,188
Expected operating costs to be incurred	$66,430
Unamortized leasehold improvements	$90,397
Listing agent fee	$34,398

Sublease receipts:
Expected sublease rental income	$84,094
Expected reimbursement of operating costs incurred	$66,430

     As of September 30, 2007 the company has incurred costs of $18,711 in rent for the former office space. Also, the former office space has not been subleased as of September 30, 2007, but the Company is actively searching for a sub lessee. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of 8 percent. The costs listed above have been aggregated in the general and administrative line of the consolidated statement of operations.
NOTE I — TERMINATION OF PARTNERSHIP AGREEMENT
          On February 13, 2007, the Company terminated the strategic partnership agreement with Marshall Special Assets Group, Inc. (“Marshall”) by signing a Mutual Termination, Release and Agreement. By entering into the Mutual Termination, Release and Agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual Termination, Release and Agreement, the Company paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic partnership agreement. The termination payment of $653,995 was recognized as a charge to the Company’s first quarter 2007 earnings. Pursuant to the Mutual Termination, Release and Agreement, the Company will pay Marshall a fee in connection with sales of the Company’s software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum payment of $50,000 per year for the first three years. Marshall will pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users.
NOTE J — FINANCIAL INSTRUMENTS
          The Company periodically uses forward contracts to manage its exposure associated with forecasted international revenue transactions denominated in the United States dollar. These contracts were not designated as hedges and, accordingly, the changes in fair value are reported in income as a component of sales. The Company has entered into various forward contracts to sell U.S. dollars aggregating between $150,000 and $300,000, dependent upon the exchange rate prevailing at the expiration of the contracts. The contracts are to mitigate the risk of foreign exchange rate fluctuations between the U.S. dollar and the Canadian dollar. The contracts expire on a periodic basis through December 31, 2007 in amounts between $50,000 U.S. and $100,000 U.S. each at exchange rates varying from 1.0550 to 1.072 Canadian dollars for each U.S. dollar.
          Pursuant to terms of the Company’s agreement with the counterparty to the contracts, the Company’s obligations under the contracts may not exceed $300,000. At September 30, 2007, the fair value of these contracts was not material.
NOTE K — SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash paid for:
Interest	$32,273	$427,200
Noncash investing and financing activities:
Common stock issued for notes payable:
Related parties	—	202,645
Non related parties	—	58,863
Warrants issued for notes payable:
Related parties	—	268,872
Non-related parties	—	1,912,197
Beneficial conversion of short-term notes payable	—	1,593,048
Conversion of accounts payable into long-term notes payable-related parties	—	55,000
Conversion of accrued interest into long-term notes payable	—	76,531
Non-cash purchase of fixed assets through capital lease	—	5,910
Stock issued in acquisition of McGill Digital Solutions	312,000	—
Effect of foreign currency exchange rate changes on cash	32,279	—

NOTE L — FOLLOW-ON OFFERING
          On June 19, 2007, the Company sold 4,290,000 shares and a selling shareholder of the Company sold 1,000,000 shares of the Company’s common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on June 13, 2007. The Company obtained approximately $27.1 million in net proceeds as a result of this follow-on offering.
NOTE M — SUBSEQUENT EVENT
          On August 10, 2007, the Company announced that its largest customer, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, the Company agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest and mid-Atlantic regions, Meijer, Inc. (“Meijer”). In particular, the Company entered into a digital signage agreement with NewSight, effective October 12, 2007, to sell equipment, parts and supplies for 102 Meijer store installations (the “Network”) and to provide the Company’s software and technology for the Network for which the Company plans to charge NewSight an aggregate of approximately $575,000. If this amount is not paid when due, the revenue will be deferred and amounts due will become part of the below-described secured promissory note.
          Of the approximately $3.1 million in revenue the Company reported during the second quarter ended June 30, 2007, approximately $1.8 million was attributable to sales to NewSight. This amount was due and payable, pursuant to 90-day terms, on September 18, 2007. NewSight, which has advised the Company that it is in the process of raising capital, requested that its existing obligation to the Company be reflected by a secured promissory note. In addition to the Company’s undertaking to complete the Network for the Meijer stores, the Company agreed to take such note and security interest in certain equipment, as described below.
          Effective October 12, 2007, the Company entered into a security agreement with NewSight pursuant to which the Company acquired a security interest in certain collateral of NewSight, including existing and after acquired equipment for digital signage now or hereafter located in the Fashion Square Mall and Asheville Mall, and any grocery store premises operated by Meijer, and all related hardware and software used in connection with the Network and all proceeds from such personal property. Prior to the Company’s entry into the security agreement, NewSight executed a secured note in favor of the Company in the original principal amount of $1,753,826 with a maximum amount of $2,500,000. Pursuant to the secured note, this debt obligation of NewSight will mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.
          In connection with the security agreement, the Company also entered into a subordination agreement with Prentice Capital Management, LP (“Creditor”), NewSight’s principal creditor, acting on its behalf and as collateral agent for certain of its affiliated entities, pursuant to which Creditor has agreed that any rights or liens that Creditor may have or acquire in the collateral secured by the security agreement that the Company entered into with NewSight are junior and subordinate to the Company’s security interest in such collateral.

ITEM 2 Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
          The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document and in the “Cautionary Statement” section of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007.
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
Overview
          Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific wireless business solutions. We provide dynamic digital signage solutions targeting specific retail and service markets. We have designed and developed RoninCast, a proprietary content delivery system that manages schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. We sell our products throughout North America. As of September 30, 2007, we had an accumulated deficit of $39,846,513.
Significant Accounting Policies and Estimates
          See “Notes to Unaudited Financial Statements — Note A — Summary of Significant Accounting Policies.”
Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006
          Our results of operations and changes in certain key statistics for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended			Nine Months Ended
	September 30		Increase	September 30		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Sales	$1,123,933	$983,188	$140,745	$4,375,231	$1,917,414	$2,457,817

Cost of sales	709,765	331,331	378,434	2,686,052	765,264	1,920,788

Gross profit	414,168	651,857	(237,689)	1,689,179	1,152,150	537,029
Sales and marketing expenses	715,016	278,973	436,043	1,993,189	1,057,790	935.399

Research and development expenses	319,945	193,343	126,602	827,234	623,883	203,351

General administrative expenses	2,210,632	740,856	1,469,776	5,486,440	2,482,784	3,003,656
Termination of partnership agreement	—	—	—	653,995	—	653,995

Operating expenses	3,245,593	1,213,172	2,032,421	8,960,858	4,164,457	4,796,401

Operating loss	(2,831,425)	(561,315)	(2,270,110)	(7,271,679)	(3,012,307)	(4,259,372)
Other income (expenses):
Interest expense	(11,758)	(1,602,425)	1,590,667	(32,273)	(2,949,621)	2,917,348
Loss on debt modification	—	—	—	—	(367,153)	367,153
Interest income	467,740	2,346	465,394	899,724	8,834	890,890
Other	(7,081)	1,403	(8,484)	(8,572)	1,962	(10,534)

	448,901	(1,598,676)	2,047,577	858,879	(3,305,978)	4,164,857

Net loss	$(2,382,524)	$(2,159,991)	$(222,533)	$(6,412,800)	$(6,318,285)	$(94,515)

          Net sales per geographic region for the three and nine month periods ended September 30, 2006 and September 30, 2007 were as follows:

	Three Months Ended			Nine Months Ended
	September 30		Increase	September 30		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
United States	$1,013,008	$955,055	$57,952.81	$4,175,291	$1,744,978	$2,430,313
Canada	110,925	28,133	82,794	199,941	172,436	27,505

Total Sales	$1,123,933	$983,188	$140,745	$4,375,232	$1,917,414	$2,457,818

Sales
          Our sales increased by $140,745 and $2,457,818 for the three and nine months ended September 30, 2007, compared to the same periods in the prior year. The increases in revenue were due primarily to the timing of orders and the timing of satisfaction of all elements required for revenue recognition. In the second quarter of 2007, we recognized previously deferred revenue of $554,679 for projects billed but not completed as of June 30, 2007. In the first quarter of 2006, we recognized previously deferred revenue of $236,000 for a restaurant industry license as a result of signing a new agreement with the customer in March 2006.
Cost of Sales
          Our cost of sales increased by $378,434 and $1,920,788 for the three and nine months ended September 30, 2007 compared to the same periods in the prior year. The increases in cost of sales were a direct result of a slight increase in revenue offset by a larger percentage of hardware and other lower margin non-software sales. We also recognized $30,962 in costs on deferred revenue of $89,776 during the second quarter of 2007.
Operating Expenses
          Our operating expenses increased by $2,032,421 and $4,796,402 for the three and nine months ended September 30, 2007 compared to the same periods in the prior year. The acquisition of McGill accounted for $273,447 of this increase in operating expenses for both the three and nine month periods ended September 30, 2007. The largest factors in these increases were the below described termination of a partnership agreement for $653,995 in the first quarter of 2007 and salaries and related costs totaling $575,430 and $1,320,062 for the three and nine months ended September 30, 2007 directly related to our increase in headcount from 30 to 59 associates. We incurred additional compensation expense associated with stock options of $240,278 and $442,964 for such periods, respectively, as a result of option grants to associates. Our rent increased $262,424 for the three and nine months ended September 30, 2007 due to moving to larger office space and the write-off of our remaining lease obligation on our former office space. We also increased our advertising costs by $143,917 and $367,495 for such periods, respectively, as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of $412,711 and $965,249 for the three and nine months ended September 30, 2007, largely due to the expense of being a public entity and growth of our business.
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
Interest Expense
     Interest expense decreased by $1,590,667 and $2,917,348 for the three and nine months ended September 30, 2007 compared to the same periods in the prior year. The decreases in interest expense were due to lower debt levels in the first three quarters of 2007 from the first three quarters of 2006. We either converted or paid off all outstanding debt as of December 31, 2006, with the exception of capital leases.
Interest Income
     Interest income increased by $465,394 and $890,890 for the three and nine months ended September 30, 2007 compared to the same periods in the prior year. The increases in interest income were due to significantly higher cash balances as a result of our initial public offering in November 2006 and the follow-on offering we closed on June 19, 2007.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2007, we had an accumulated deficit of $39,846,513. The cash flow used in operating activities was $5,716,202 and $3,040,441 for the nine months ended September 30, 2007 and 2006, respectively. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Investing Activities
     On August 16, 2007, we closed the transaction contemplated by the Stock Purchase Agreement, dated August 1, 2007, by and between our company, and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (the “Sellers”). Pursuant to such closing, we purchased all of the Sellers’ stock in holding companies that own McGill Digital Solutions, Inc. (“McGill”), based in Windsor, Ontario, Canada.
     We acquired the shares from the Sellers for an aggregate cash consideration of $3,130,929, subject to potential adjustments, and 50,000 shares of our common stock. We also incurred $178,217 in direct costs related to the acquisition. In addition, we will pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of our common stock if specified earn-out criteria are met. The earn-out criteria for 2007 are at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria are met, 25% of the earn-out consideration would be paid. The earn-out consideration for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50% which, if achieved, would allow the Sellers to earn the remainder of the earn-out consideration.
     Using a portion of the net proceeds from our public offerings, we purchased $16,422,597 and sold $14,564,800 of marketable securities during the nine months ended September 30, 2007. Such marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2007.
Financing Activities
     We have financed our operations primarily from sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the nine months ended September 30, 2007 and 2006, we generated $27,470,936 and $3,543,482 from these activities, respectively.

     As of September 30, 2007, we did not have any significant debt, with the exception of capital leases. We plan to use our available cash to fund operations, which includes the continued development of our products, infrastructure and attraction of customers
     On June 19, 2007, we sold 4,290,000 shares and a selling shareholder sold 1,000,000 shares of our common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on June 13, 2007. We obtained approximately $27.1 million in net proceeds as a result of this follow-on offering.
     On April 17, 2007, we invested $50,000 in a bank certificate of deposit that was required for our bank’s credit card program. This cash is classified as restricted cash on our balance sheet.
     On April 6, 2007, we deposited $400,000 cash in a bank as collateral for a letter of credit issued to support the landlord’s upfront investments totaling $492,000 in connection with a new lease for office space. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.
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
2007 Outlook
     We have been advised by NewSight Corporation, our largest customer during the first nine months of 2007, that NewSight has re-prioritized various elements of its planned digital signage system implementations. In particular, NewSight has delayed the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices throughout the U.S. As a new top digital signage priority for NewSight, we have entered into an agreement to provide digital signage to a large grocery store chain in the mid-Atlantic region. In particular, we will retrofit 102 stores of their existing network and newly configure approximately 79 stores. NewSight plans to allocate certain equipment purchased from us during the second quarter of 2007 for these installations. Despite the addition of the grocery store chain installations, NewSight’s re-prioritization of pending projects will negatively impact our 2007 revenue from NewSight. On October 3, 2007, we publicly announced that we expect our full year 2007 sales to range from $6 million to $8 million.
Contractual Obligations
Operating and Capital Leases
     We lease certain equipment under three capital lease arrangements. The leases require monthly payments in the aggregate of $11,443, including interest imputed at 16% to 22% per year through December 2009.
     We lease approximately 8,610 square feet of office and warehouse space under a five-year operating lease that extends through November 30, 2009. The monthly lease obligation is currently $6,237 and adjusts annually with monthly payments increasing to $6,560 in August 2009. We are currently attempting to sub-lease this facility. During the three months ended September 30, 2007, we recognized a liability of $191,207 for anticipated remaining net costs of this lease obligation. In addition, we lease additional warehouse space of approximately 2,160 square feet. This lease expires in September 2007 and has a monthly payment obligation of $1,350.
     On April 26, 2007, we entered into a lease arrangement for office space. The lease commenced July 9, 2007. The lease is for 67 months and is for approximately 19,000 square feet located in Minnetonka, Minnesota. The lease contains financial terms that adjust over time and extends through January 2013.
     We lease equipment under a non-cancelable operating lease that requires monthly payments of $441 through December 2008.

     Our Canadian subsidiary entered into a lease arrangement for office space commencing on July 1, 2007. The lease is for 24 months and for approximately 14,930 square feet located in Windsor, Ontario, Canada. The lease can be renewed two further terms of two years each with the same terms except that the fixed minimum rent would be fixed by mutual agreement and there would be no further right of renewal.
     The following table summarizes our obligations under contractual agreements as of September 30, 2007 and the time frame within which payments on such obligations are due.

	Payments due by period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Capital lease obligations, including interest	$291,615	$144,696	$137,550	$9,369	$—
Operating lease obligations	$1,267,139	$311,878	$528,113	$365,554	$61,594

Total obligations	$1,558,754	$456,574	$665,663	$374,923	$61,594

     Based on our working capital position at September 30, 2007, we believe we have sufficient working capital to meet our current obligations.
Off-Balance Sheet Arrangements
     Other than as set forth in “Notes to Unaudited Financial Statements — Note A — Summary of Significant Account Policies — Restricted Cash” and the above “Contractual Obligations,” we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Quantitative and Qualitative Disclosures about Market Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents and marketable securities principally at one major bank. We invest our available cash in United States government securities and money market funds. We have not experienced any losses on our deposits of our cash, cash equivalents, or marketable securities.
     We currently have outstanding $205,447 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
          We are exposed to some risk from fluctuations in foreign currency exchange rates. Since a portion of our operations and revenue occur outside of the United States, and in currencies other than the U.S. dollar, our results can be affected by changes in foreign currency exchange rates. Additionally, these changes can significantly affect intercompany balances that are denominated in different currencies.We periodically use forward contracts to manage our exposure associated with forecasted international revenue transactions denominated in United States dollars. These contracts were not designated as hedges and, accordingly, the changes in fair value are reported in income as a component of sales. We have entered into various forward contracts to sell U.S. dollars aggregating between $150,000 and $300,000, dependent upon the exchange rate prevailing at the expiration of the contracts. The contracts are designed to mitigate the risk of foreign exchange rate fluctuations between the U.S. dollar and the Canadian dollar.
Subsequent Event
     On August 10, 2007, we announced that our largest customer, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, we agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest and mid-Atlantic regions, Meijer, Inc. (“Meijer”). In particular, we entered into a digital signage agreement with NewSight, effective October 12, 2007, to sell equipment, parts and supplies for 102 Meijer store installations (the “Network”), and to provide our software and technology for the Network for which we plan to charge NewSight an aggregate of approximately $575,000. If this amount is not paid when due, the revenue will be deferred and amounts due will become part of the below-described secured promissory note.
     Of the approximately $3.1 million in revenue we reported during the second quarter ended June 30, 2007, approximately $1.8 million was attributable to sales to NewSight. This amount was due and payable, pursuant to 90-day terms, on September 18, 2007. NewSight, which has advised us that it is in the process of raising capital, requested that its existing obligation to our company be reflected by a secured promissory note. In consideration of our undertaking to complete the Network for the Meijer stores, we agreed to take such note and security interest in certain equipment, as described below.
     Effective October 12, 2007, we entered into a security agreement with NewSight pursuant to which we acquired a security interest in certain collateral of NewSight, including existing and after acquired equipment for digital signage now or hereafter located in the Fashion Square Mall and Asheville Mall, and any grocery store premises operated by Meijer, and all related hardware and software used in connection with the Network and all proceeds from such personal property. Prior to our entry into the security agreement, NewSight executed a secured note in favor of Wireless Ronin in the original principal amount of $1,753,826 with a maximum amount of $2,500,000. Pursuant to the secured note, this debt obligation of NewSight will mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

     In connection with the security agreement, we also entered into a subordination agreement with Prentice Capital Management, LP (“Creditor”), NewSight’s principal creditor, acting on its behalf and as collateral agent for certain of its affiliated entities, pursuant to which Creditor has agreed that any rights or liens that Creditor may have or acquire in the collateral secured by the security agreement that we entered into with NewSight are junior and subordinate to our security interest in such collateral.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     On July 1, 2007, we converted to a new Microsoft Dynamics 9.0 Great Plains accounting package. This new financial accounting system enhances our financial accounting and reporting controls over our previous accounting package. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 Legal Proceedings
     Not applicable.
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities during the Third Quarter of 2007
     On July 12, 2007, two accredited investors who each held a five-year warrant for the purchase of 20,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of an aggregate of $64,000 in connection with this warrant exercise.
     On July 20, 2007, two accredited investors who each held a five-year warrant for the purchase of 20,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of an aggregate of $64,000 in connection with this warrant exercise.
     On July 23, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On July 27, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrants. We obtained gross proceeds of $32,000 in connection with these warrant exercises.
     On August 7, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On August 10, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrants. We obtained gross proceeds of $32,000 in connection with these warrant exercises.
     On August 14, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On August 16, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrants. We obtained gross proceeds of $32,000 in connection with these warrant exercises
     On August 21, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On August 27, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrants. We obtained gross proceeds of $32,000 in connection with these warrant exercises.
     On August 27, 2007, an accredited investor who held a five-year warrant for the purchase of 5,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $16,000 in connection with this warrant exercise.

     On September 13, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On September 17, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.
     On September 18, 2007, an accredited investor who held a five-year warrant for the purchase of 2,554 shares of common stock at $0.22 per share exercised such warrant. We obtained gross proceeds of $549.54 in connection with this warrant exercise.
     The proceeds of each of the foregoing exercises were applied to working capital for general corporate purposes.
     The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. Except as set forth above, no discount or commission was paid in connection with the issuance of shares upon the exercise of such warrants.
Use of Proceeds
     The SEC declared our registration statement filed on Form SB-2 under the Securities Act (File No. 333-136972) effective on November 27, 2006, in connection with the initial public offering of our common stock, $.01 par value per share.
     As of September 30, 2007, we had applied the net proceeds we received from our initial public offering as follows:

Net Proceeds	$18,356,047
Repayment of Outstanding Debt and Accrued Interest	1,757,276
Inventory and Product Delivery Costs	3,583,033
Sales and Marketing	2,032,239
Research and Development	770,875
Maintain Facilities, including Lease Obligations	347,853
Management Compensation	439,279
Investment in Subsidiary	2,817,568
Working Capital	5,477,339

Remaining Net Proceeds at September 30, 2007	$1,130,585

     As of September 30, 2007, we held the remaining net proceeds in cash and cash equivalents.
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

WIRELESS RONIN TECHNOLOGIES, INC.
Date: November 14, 2007	By:	/s/ John A. Witham
John A. Witham
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Articles of Incorporation, as amended, of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws, as amended, of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10
Stock Purchase Agreement by and between the Company, Robert Whent, Alan Buterbaugh and Marlene Buterbaugh, dated August 1, 2007 (incorporated by reference to our Current Report on Form 8-K (File No. 001-33169) filed on August 3, 2007).

31.1	Chief Executive Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Cautionary Statement, dated August 10, 2007 (incorporated by reference to our Current Report on Form 8-K (File No. 001-33169) filed on August 10, 2007).