Form 10KSB
period 2007-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2008-03-13
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

Wireless Ronin Technologies, Inc.
(Name of Small Business Issuer in Its Charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5929 Baker Road, Suite 475, Minnetonka MN 55345
(Address of Principal Executive Offices, including Zip Code)

(952) 564-3500
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock ($0.01 par value) (Title of class)	Nasdaq Global Market (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The issuer’s revenues for its most recent fiscal year were $5,984,913.

The aggregate market value of the common equity held by non-affiliates of the issuer as of February 29, 2008, was approximately $55,701,467, based upon the last sale price of one share on such date.

As of February 29, 2008, the issuer had outstanding 14,544,260 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

Overview

Wireless Ronin Technologies, Inc. is a Minnesota corporation incorporated on March 23, 2000. Originally we sought to apply our proprietary wireless technology in the information device space and focused on an “industrial strength” personal digital assistant. Beginning in the fall of 2002, we shifted our focus to digital signage solutions and designed and developed RoninCast® software, which we first released in the spring of 2003.

We now provide dynamic digital signage solutions targeting specific retail and service markets. Through a suite of software applications marketed as RoninCast®, we provide an enterprise-level or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows us to develop custom solutions for specific customer applications.

In August 2007, we acquired privately held McGill Digital Solutions, Inc. (now renamed Wireless Ronin Technologies (Canada), Inc. (“WRT Canada”)). Based in Windsor, Ontario Canada, McGill is a provider of custom interactive software solutions, used primarily for e-learning and digital signage applications. First incorporated in 1987, McGill has developed thousands of e-learning, e-performance support and e-marketing solutions to help companies train, motivate, and sell. McGill develops the competencies and knowledge of the people who most influence product sales — sales associates and their customers. McGill also has a web development and marketing business that complements its product offerings.

Business Strategy

Our objective is to be the premier provider of dynamic digital signage systems to customers in our targeted retail and service markets. To achieve this objective, we intend to pursue the following strategies:

Focus on Vertical Markets.  Our direct sales force focuses primarily on the following vertical market segments: automotive, quick serve restaurant (“QSR”), financial services, gaming and retail. To attract and influence customers, these markets continue to seek new mediums that provide greater flexibility and visual impact in displaying content. We focus on markets in which we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

Leverage Strategic Partnerships and Reseller Relationships.  We have partnerships and reseller relationships with various third parties including Richardson Electronics, BigEye Productions and Checkpoint Systems. We also seek to develop and leverage relationships with additional market participants to integrate complementary technologies with our solutions. We believe that such strategic partnerships will enable access to emerging new technologies and standards and increase our market presence. We plan to continue developing and expanding reseller relationships with firms or individuals who possess key market positions or industry knowledge.

Market and Brand Our Products and Services Effectively.  Our key marketing objective is to establish RoninCast® dynamic digital signage as an industry standard. Our marketing initiatives convey the distinguishing and proprietary features of our products, including wireless networking, centralized content management and custom software solutions.

Our strategy has included establishing a strong presence at national trade shows, such as NRF (National Retail Federation), Globalshop, Digital Signage Expo and InfoComm. NRF is the retail industry’s largest trade show. Globalshop is a U.S. trade show focused on the in-store shopping experience. The Digital Signage Expo, a trade show dedicated solely to digital signage products, attracts attendees from a variety of markets, including retail, financial, hospitality and public spaces. InfoComm is a trade show for the professional audio/video and information communications industry. We also participate in the International Retail Design Conference (IRDC). IRDC is the premier educational and networking event for the store design and merchandising community, drawing speakers and attendees from throughout the U.S. and abroad.

Outsource Non-Specialized Operating Functions.  We outsource certain non-specialized support functions such as system installation, fixturing, integration and technical field support. In addition, we purchase from manufacturers such items as stands, mounts, custom enclosures, monitors and computer hardware. We believe that our expertise in managing complex outsourcing relationships improves the efficiency of our digital signage solutions and allows us to focus on developing software solutions.

Create Custom Solutions.  Although RoninCast® is an enterprise solution designed for an array of standard applications, we also develop custom systems that meet the specific business needs of our customers. As digital signage technology continues to evolve, we believe that creating custom solutions for our customers is one of the primary differentiators of our value proposition.

Create Content Solutions.  With our acquisition of McGill in August 2007, we significantly expanded our creative and content abilities. Our creative team develops creative strategies for both internal and external initiatives. We continue to produce award-winning work both for our clients and for our own use. For 2008, much of our marketing and sales materials will be created in-house.

Develop New Products.  Developing new products and technologies is critical to our success. Increased acceptance of digital signage will require technological advancements to integrate it with other systems such as inventory control, point-of sale and database applications. In addition, digital media content is becoming richer and we expect customers will continue to demand more advanced requirements for their digital signage networks. We intend to listen to our customers, analyze the competitive landscape and continually improve our products.

In February 2008, we launched our first industry-specific digital signage solution for one of our focused vertical markets. As an example of new products, RoninCast for Automotive is built on the RoninCast® software platform and WRT Canada’s years of experience working within the automotive industry. The RoninCast for Automotive system offers an interactive solution that impacts every area of the dealership, including dealership showrooms, finance and insurance, and service and parts.

Industry Background

Digital Signage.  We provide digital signage primarily for use in the advertising industry. Total advertising expenditures in the United States were approximately $271.1 billion in 2005, according to Advertising Age’s Special Report: Profiles Supplement — 51st Annual 100 Leading National Advertisers Report. Within this aggregate expenditure, we participate in a digital signage segment focusing primarily on marketing or advertising targeted to our five vertical markets.

The use of digital signage is expected to grow significantly over the next several years. Frost & Sullivan has estimated that the size of the North American digital signage advertising market, comprising advertising revenue from digital signage networks, was $102.5 million in 2004 and forecasts the market to reach $3.7 billion in 2011, a compound annual growth rate of 67%.

Frost & Sullivan also estimates that expenditures for digital signage systems, including displays, software, software maintenance, media players, design, installation, and networking services, were $148.9 million in 2004, and the market is forecast to reach $856.9 million by 2011, a compound annual growth rate of 28%.

Growth of Digital Signage.  We believe there are four primary drivers to the growth of digital signage:

•	Changes in the advertising landscape. Media expenditures since the 1950s have gone primarily to television, followed by newspapers, magazines and commercial radio. But this 50-year trend has now realized its apex, with generational declines in consumption among Gen X and Gen Y. A February 12, 2007 article in Media Week states that where we used to have only Web portals and sites, we now have VOIP telephony, digital signage and mobile media. The “descending triangle” of traditional media is being displaced by the “ascending triangle” of Internet-enabled media, composed of web-based media, e-mail, mobile media and digital-signage media. The Internet is now blending with out-of-home networked media to form this rapidly integrated media cluster, which is displacing the descending media triangle of television, print, and commercial radio.

•	Growing awareness that digital signage is more effective. Research presented at the 2005 Digital Signage Business conference shows that digital signage receives up to 10 times the eye contact of static signage and, depending upon the market, may significantly increase sales for new products that are digitally advertised. A study by Arbitron, Inc. found that 29% of the consumers who have seen video in a store say they bought a product they were not planning on buying after seeing the product featured on the in-store video display. We believe that our dynamic digital signage solutions provide a valuable alternative to advertisers currently using static signage.

•	Decreasing hardware costs associated with digital signage. The high cost of monitors has been an obstacle of digital signage implementation for a number of years. The price of digital display panels has been falling due to increases in component supplies and manufacturing capacity. As a result, we believe that hardware costs are likely to continue to decrease, resulting in continued growth in this market. We employ digital displays from a variety of manufacturers. This independence allows us to give our customers the hardware their system requires while taking advantage of improvements in hardware technology, pricing reductions and availability. We partner with several key hardware vendors, including NEC, Richardson Electronics (Pixelink), LG, Hewlett Packard and Dell.

•	Compliance and effectiveness issues with traditional point-of-purchase signage. Our review of the current market indicates that most retailers go through a tedious process to produce traditional static point-of-purchase and in-store signage. They create artwork, send such artwork to a printing company, go through a proof and approval process and then ship the artwork to each store. According to an article appearing in The Retail Bulletin (February 19, 2006), it is estimated that less than 50% of all static in-store signage programs are completely implemented once they are delivered to stores. We believe our signage solution can enable prompt and effective implementation of retailer signage programs, thus significantly improving compliance and effectiveness.

The RoninCast® Solution

RoninCast® solutions offer a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. For example, our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. An example of this is the Ford SYNCtm interactive touch screen kiosk we designed for auto shoppers at Ford dealerships. RoninCast® software enables us to deliver a turn-key solution that includes project planning, innovative design services, network deployment, software training, equipment, hardware configuration, content development, implementation, maintenance, 24/7 help desk support and a full service network operations center.

Our software manages, schedules, and delivers dynamic digital content over wired or wireless networks. Our solution integrates proprietary software components and delivers content over proprietary communication protocols.

RoninCast® is an enterprise software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign.

In 2007, we established a full service, manned 24/7 network operations center in Minneapolis, Minnesota, supported by a redundant center in Des Moines, Iowa. Our operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. The servers in both locations communicate in real-time with the devices deployed at our customer locations.

Features and benefits of the RoninCast® system include:

•	Centrally Controlled. RoninCast® software empowers the end-user to distribute content from one central location. As a result, real-time marketing decisions can be managed in-house, ensuring retailers’ communication with customers is executed system-wide at the right time and the right place. Our content management software recognizes the receipt of new content, displays the content, and reports back to the central location(s) that the media player is working properly.

•	Wireless Delivery. RoninCast® software can distribute content within an installation wirelessly. RoninCast® software is compatible with current wireless networking technology and does not require additional capacity within an existing network. RoninCast® software uses Wireless Local Area Network (WLAN) or wireless data connections to establish connectivity. By installing or using an existing onsite WLAN, the RoninCast® digital signage solution can be incorporated throughout the venue without any environmental network cabling. We also offer our cellular communications solution for off-site signage where WLAN is not in use or practical.

•	Ease and Speed of Message Delivery. Changing market developments or events can be quickly incorporated into our system. The end-user may create entire content distributions on a daily, weekly or monthly basis. Furthermore, the system allows the end-user to interject quick daily updates to feature new or overstocked items and then automatically return to the previous content schedule.

•	Data Collection. Through interactive touch screen technology, RoninCast® software can capture user data and information. This information can provide feedback to both the customer and the marketer. The ability to track customer interaction and data mine user profiles, in a non-obtrusive manner, can provide our customers feedback that would otherwise be difficult to gather.

•	Integrated Applications. RoninCast® software can integrate digital signage with other applications and databases. RoninCast® software is able to use a database feed to change the content or marketing message, making it possible for our customers to deliver targeted messages. Data feeds can be available either internally within a business or externally through the Internet. For example, our customers can specify variable criteria or conditions which RoninCast® software will analyze, delivering marketing content relevant to the changing environment. This data can come from a myriad of sources, such as point-of-sale systems in a retail store or a slot-machine manager in a casino.

•	Scalability/Mobility. The RoninCast® system provides the ability to easily move signage or “scale-up” to incorporate additional digital signage. Displays can be moved to or from any location under a wireless network. Customers are able to accommodate adds/moves/changes within their environment without rewiring network connections. And when the customer wants to add additional digital signage, only electrical power needs to be supplied at the new location.

•	Compliance/Consistency. RoninCast® software addresses compliance and consistency issues associated with print media and alternative forms of visual marketing. Compliance measures the frequency of having the marketing message synchronized primarily with product availability and price. Compliance issues cause inconsistencies in pricing, product image and availability, and store policies. RoninCast® software addresses compliance by allowing message updates and flexible control of a single location or multiple locations network-wide. RoninCast® software allows our customers to display messages, pricing, images and other information on websites that are identical to those displayed at retail locations.

•	Network Control. Each remote media player is uniquely identified and distinguished from other units as well as between multiple locations. RoninCast® software gives the end-user the ability to view the media player’s status to determine if the player is functioning properly and whether the correct content is playing. A list of all units on the system is displayed, allowing the end-user to view single units or clusters of units. The system also allows the end-user to receive information regarding the health of the network before issues occur. In addition, display monitors can be turned on or off remotely.

Industry Recognition

In November 2007, our company won the 2007 Tekne Award for IT Software & Hardware, Communications and Infrastructure — Small and Growing Companies for the RoninCast® software suite. The Minnesota Tekne Awards honor companies, innovations and individuals that positively impact Minnesota’s technology-based economy. The Tekne Awards began in 2000, and are presented by the Minnesota High Tech Association, in partnership with LifeScience Alley and Minnesota Technology, Inc.

In March 2007, our SealyTouchtm product designed for Sealy Corporation won the Silver Outstanding Merchandizing Achievement Award in the Digital Signage category from Point of Purchase Advertising International. This awards contest recognizes the most innovative and effective marketing at-retail displays and programs that improve sales and make products memorable and enticing to consumers.

In addition, our projects for Zia Sleep Sanctuary and Canterbury Park received awards at the Digital Signage Expo in May 2007. Digital Signage Expo is a trade show solely dedicated to digital signage products. Zia Sleep Sanctuary won the Retail Store award and Canterbury Park won for its installation at the Minneapolis airport in the Environmental Design Integration category.

Our Markets

We generate revenue through system sales, license fees and separate service fees for consulting, hosting, training, content development and implementation services, and for ongoing customer support and maintenance. We currently market and sell our software and service solutions through our direct sales force and value added resellers. We have reseller relationships with Richardson Electronics, Sign Biz, Inc., BigEye Productions, Brookview Technologies and Checkpoint Systems.

•	Richardson Electronics is a global provider of “engineered solutions” serving the radio frequency and wireless communications, industrial power conversion, medical imaging, security and display systems markets. The company’s core capabilities include product manufacturing, systems integration, prototype design and manufacture, testing and logistics. Richardson, a public company which has been in business since 1947, has a worldwide customer base of more than 135,000 and a presence in 46 countries.

•	Sign Biz, Inc., which was established in 1989, operates in the field of computer-aided sign making. Its program, LobbyPOP, offers an exclusive point-of-purchase program that builds upon the growing trend for the use of digital media in signage and promotion. The Sign Biz chain of 170+ LobbyPOP dealers offers LobbyPOP branding packages to small businesses. LobbyPOP dealers are trained in the technologies of “deco-advertising” including floor, wall, color, sound and multimedia systems to enhance the small business environment. Sign Biz fully engages in the digital imaging arena with a program that includes media content, interior design, sound, and installation services from one point-of-contact.

•	BigEye Productions, founded in 1996, is a web design and Internet hosting company located in Calgary, Alberta, Canada. BigEye offers website design, online publishing and online surveys. BigEye’s newest technology offerings include digital signage using the RoninCast® software to offer clients a complete digital marketing solution. As a reseller of RoninCast® software, BigEye manages the content design, updating and network management needs of its clients.

•	Brookview Technologies provides projection displays using transparent screens that can perform in high ambient light environments, maintain a wide viewing angle and can be used as interactive touch screens. Brookview is the distributor in the U.S. and Canada of the HoloProtm and ViP Interactive brands. As a reseller of RoninCast® software, Brookview can now offer its clients centralized control of the content displayed on its projection screens.

•	Checkpoint Systems, Inc. is the leading supplier of retail shrink management solutions. Checkpoint’s global team helps retailers — and their suppliers — reduce theft, increase inventory visibility and provide consumers with greater merchandise availability through the company’s rapidly evolving RF technology, expanding shrink management offerings and Check-Net labeling solutions. In January 2008,

Checkpoint Systems chose RoninCast® interactive digital signage software to integrate into its 32-inch Advanced Public View monitoring system to enhance its existing Clarity product line. Checkpoint operates in every geographic market and employs 3,200 people worldwide.

We market to companies that deploy point-of-purchase advertising or visual display systems and whose business model incorporates marketing, advertising, or delivery of messages. Typical applications are retail and service business locations that depend on traditional static point-of-purchase advertising. We believe that any retail businesses promoting a brand or advertisers seeking to reach consumers at public venues are also potential customers. We believe that the primary market segments for digital signage include:

Automotive.  RoninCast for Automotive delivers relevant content to all areas of a dealership and to special events like auto shows. It includes pre-built automotive design templates and content along with our Automotive Content Management System and Dealer Ad Planner tools. Interactive touch screens deliver detailed product information that informs and educates customers and employees alike.

QSR (Quick Serve Restaurants).  The use of menu boards and promotional boards both in-store and in the drive-through allow QSRs to address the unique challenges of the industry, allowing for immediate compliance, the ability to quickly update pricing, and highlight new items.

Financial Service.  In the financial world, RoninCast® software expands the scope of customer communications and awareness. Providing relevant content to a captive audience waiting at the teller counter, at the drive-through teller, or customers meeting with financial professionals has the potential to cross-sell and upsell.

Gaming.  Gaming venues utilize RoninCast® software to keep advertising up-to-date such as event calendars, service specials, shows, retail stores, spas and fitness facilities. RoninCast® mobile technology also allows messaging at off-site locations such as shopping malls, convention centers and airports.

Retail.  Digital signage allows retailers to set promotions to fit various demographics of customers and their respective shopping patterns and cycles, and to offer services that more effectively compete with online retailers. Digital signage also effectively addresses retailers’ challenge of point-of-purchase compliance.

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition from 32 clients at the end of 2006 to 99 clients at the end of 2007. Detail on key customers is as follows:

•	NewSight Corporation — During the last two quarters of 2007, we installed our digital signage system in two malls, Fashion Square Mall and Asheville Mall, in addition to retrofitting approximately 102 stores of an existing network for a grocery store chain in the Midwest, Meijer, Inc. Sales to NewSight Corporation represented 42.5% of total sales for the year ended December 31, 2007 and 0.0% of total sales for the years ended December 31, 2006 and 2005.

•	Chrysler (BBDO Detroit/Windsor) — WRT Canada has been managing a data-driven touch screen kiosk program for Chrysler for over eight years with over 2,400 dealers installed. In 2007, Chrysler partnered with our company to create the next evolution of the Chrysler Vehicle Information Centre as a RoninCast® interactive digital signage solution. A pilot project was launched mid-year 2007. Key national markets across Canada were selected for the test. Care was given to choose a range of dealerships representative of Chrysler Canada. Results were analyzed and focus group conference calls collected dealer feedback, comments and suggestions. The outcome was the development of a national rollout plan beginning in 2008. Chrysler has also utilized the RoninCast®-driven Vehicle Information Center at major auto shows in the U.S. and Canada. Sales to Chrysler, through BBDO Detroit/Windsor, represented 18.3% of total sales for the year ended December 31, 2007 and 0.0% of total sales for the years ended December 31, 2006 and 2005.

•	KFC — In December 2007, Wireless Ronin entered into an information technology products and services master terms and conditions agreement with Yum Restaurant Services Group, Inc. (“Yum”).

That agreement established standard terms and conditions pursuant to which we may provide goods and services to Yum’s commonly owned affiliates such as Taco Bell Corp., Pizza Hut, Inc., KFC U.S. Properties, Inc., Long John Silvers, Inc., and A&W Restaurants, Inc. To date, we have completed an initial pilot test with KFC where we installed digital menu boards at five locations in the Louisville and Houston areas. Due to the success of the pilot test, KFC awarded us the market test. As of February 29, 2008, we had completed the installation of 24 market test locations located in the Orlando and Boston metro areas. We are providing a complete turn-key solution for the market test including hardware, software, service, and hosting from our network operations center. Our relationship with KFC began in 2007 and sales to KFC represented less than one percent of total sales in 2007.

•	Reuters Limited — In June 2007, we entered into a master services agreement with Reuters Limited to manage and maintain Reuter’s InfoPoint network at digital signage locations in and outside of the United States. The InfoPoint network is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. The network is designed for public spaces, lobbies, waiting areas and walkways. Our RoninCast® digital signage software is supplied to Reuters through our reseller partner, Richardson Electronics. Reuters is the world’s largest international multimedia news agency, providing investing news, world news, business news, technology news, headline news and small business news via the internet, video, mobile and interactive television platforms. We provide system support to Reuters’ network on a 24-hour per day, 7-day per week and 365 days per year basis. Our relationship with Reuters began in 2007 and sales to Reuters represented less than one percent of total sales in 2007.

•	Carnival Cruise Lines — Carnival Cruise Lines has installed RoninCast® solutions on two of its newest ships, Carnival Freedom and Costa Serena. Carnival has installed more than 20 displays into the casino areas to advertise upcoming events, showcase jackpot winners, and communicate jackpot totals in real-time. Sales to Carnival Cruise Lines represented 1.5%, 2.4% and 0.0% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

•	Sealy Corporation — We entered into a sale and purchase agreement with Sealy Corporation in July 2006 for its SealyTouch Kiosk Initiative. In 2006, we installed 48 SealyTouch interactive displays at locations throughout the United States. Subsequent to 2007, Sealy instructed us to place its existing displays into a Sealy warehouse. Sales to Sealy Corporation represented 0.5%, 11.4% and 4.9% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

•	BigEye Productions — BigEye Productions (formerly GetServd.com) is a full service digital advertising firm located in Calgary, Alberta, that runs the RoninCast® digital signage network for many of North America’s leading paint suppliers, including industry leaders Hirshfield’s in the Midwest and Miller Paint in the Northwest. BigEye creates custom signage networks for its customers to promote their various vendors, create related sales opportunities and reduce perceived wait time for their customers. Sales through BigEye represented 2.3%, 11.6% and 0.0% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

•	Foxwoods Resort Casino — Foxwoods is the largest casino in the world, with 340,000 square feet of gaming space in a complex that covers 4.7 million square feet. More than 40,000 guests visit Foxwoods each day. Foxwoods purchased RoninCast® software to control, administer and maintain marketing content on its property from its marketing headquarters in Norwich, Connecticut. Sales to Foxwoods Resort Casino represented 0.0%, 8.8% and 0.0% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Product Description

RoninCast® is a dynamic digital signage network solution that combines scalable, secure, enterprise-compliant, proprietary software with off the shelf or customer owned hardware. This integrated solution creates a network capable of controlling management, scheduling and delivering content from a single location to an enterprise-level system.

Master Controller (MC) — The MC is divided into two discrete operational components: the Master Controller Server (MCS) and the Master Controller Client (MCC). The MCS provides centralized control over the entire signage network and is controlled by operators through the MCC graphical user interface. Content, schedules and commands are submitted by users through the MCC to be distributed by the MCS to the End-Point Controllers. Additionally, through the MCS, network and content reports, and field data are viewed by operators utilizing the MCC.

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

Site Controller (SC) — The SC provides localized control and operation of an installation. It is able to deliver, broadcast, or distribute schedules and content. The level of control over these operations can be set at specific levels to allow local management access to some or all aspects of the network. The SC also allows information to be reviewed regarding the status of their local RoninCast® network. It is also used as an installation and diagnostic tool.

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

RoninCast® Wall (RCW) — The RCW provides the ability to synch multiple screens together to create complex effects and compositions such as an image moving from one screen to the next screen, or all screens playing new content at one time.

Database Client (DBC) — The DBC allows for automation of control of the RoninCast® network. Information can be retrieved from a database and sent to the EPVs automatically. This software is best suited for implementation where information changes on a regular basis, such as meeting room calendars or arrival and departure times, or data feeds from the Internet (for example, stock prices or sports scores).

Event Log Viewer (EVL) — The EVL allows the user to easily analyze logs collected from the field in an organized manner. Filtering and sorting of data in any aspect further simplifies the analysis.

Software Development Kit (SDK) — The SDK is provided so that customers can create their own custom applications that can interface with the RoninCast® network. This provides the ultimate in flexibility for our customers who wish to create their own look-and-feel.

Key Components

Key components of our solution include:

User-Friendly Network Control

When managing the RoninCast® network, the ability to easily and intuitively control the network is critical to the success of the system and the success of the customer. Customer input has been, and continues to be, invaluable in the design of the RoninCast® Graphical User Interface. Everything from simple design decisions, such as menu layout, to advanced network communication, such as seeing the content play on a remote screen, is designed to be user-friendly and intuitive.

Diverse Media and Authoring Choices

With the myriad of media design tools available today, it is vital that RoninCast® software stay current with the tools and technologies available. RoninCast® software started with Macromedia Flash, and while Flash remains a large percentage of content created and deployed, we have continued to innovate and expand the content options available. Today we offer video (MPEG1, MPEG2, MPEG4, WMV, AVI, QT, MOV), Macromedia Flash (SWF), still images (JPEG, BMP), and audio (MP3, WAV). Additionally, raw data feeds (from internal or Internet sources) can be processed and displayed as tickers that can be integrated into any screen layout. As media technologies continue to emerge and advance, we plan to expand the media choices for RoninCast® solutions.

Intelligent Content Distribution

The size and complexity of the content being sent to digital displays are growing. In order for RoninCast® software to maintain network friendliness across wired and wireless connections, it is important that as few bytes as possible are sent. There are several ways that we enable this.

The system utilizes a locally installed librarian that takes advantage of unused space on the hard-drive to track and manage content. Only files that are needed at the EPVs are transferred, saving on network bandwidth.

RoninCast® software supports content transfer technologies other than one-to-one connections. One such technology is multicast satellite distribution. This is widely used in corporations such as big-box retailers that distribute large quantities of data to many locations.

Often it is not the content itself that needs to be changed, but the information within the content that needs to be changed. If information updates are needed, instead of creating and sending a new content file, RoninCast® software can facilitate the information swap. Through Macromedia Flash and the RoninCast® Database Client, changing content information (instead of the content itself), can be facilitated through mechanisms such as Active Server Pages (ASP, PHP). This reduces updates from mega-bytes to the few bytes required to display a new piece of data (such as a price).

Distributed Management

In order for RoninCast® solutions to be scalable to large organizations, it is necessary that each individual installation not burden the MC with everyday tasks that are required to manage a complex network. To this end, the MC offloads much of its work and monitoring to the EPCs. On the local network, the EPCs execute schedules, monitor EPVs, distribute content, and collect data. The only task that is required of the MC is to monitor and communicate with the EPCs. In this way, expansion of the RoninCast® network by adding an installation does not burden the MC by the number of screens added, but only by the single installation.

Enterprise-Level Compatibility

RoninCast® software is designed to easily integrate into large enterprises and become part of suite of tools that are used every day. The RoninCast® Server applications (MCS and EPC) run under Windows (2K, XP and 2K+ Server), and Linux server technology. In order to accommodate our customers’ network administrators, our software supports the ability to use ASP and PHP to create controlled, closed-loop interfaces for the RoninCast® system.

Flexible Network Design

One of the strengths of the RoninCast® network is the ease and flexibility of implementation and expansion. RoninCast® software is designed to intelligently and successfully manage myriad connection options simultaneously, both internally to an installation and externally to the Internet.

RoninCast® solutions can be networked using Wired LAN and/or Wireless LAN technology. With Wireless LAN, time and costs associated with installing or extending a hardwired network are eliminated. Wireless LAN offers customers freedom of installations and reconfigurations without the high costs of cabling. Additionally, a new installation can be connected to the Internet through dial-up/DSL telephone modems, wireless data communications or high-throughput enterprise data-pipes.

In order to communicate with the MCS, a new installation can be connected to the Internet through dial-up/DSL telephone modems, digital mobile communication (such as CDMA or GPRS), or high-throughput enterprise data-pipes.

Security

Essential to the design of RoninCast® software is the security of the network and hence the security of our customers. In order to provide the most secure installation possible, we address security at every level of the system: RoninCast® communication, operating system hardening, network security and user interaction.

RoninCast® software utilizes an unpublished proprietary communication protocol to communicate with members of the system. All information that is sent to or from a network member is encrypted with an industry standard 256-bit encryption scheme that is rated for government communication. This includes content for display as well as commands to the system, such as those for maintenance and data retrieval. Additionally, all commands are verified by challenge-response where the receiver of communication challenges the sender to prove that in fact it was sent from that sender, and not a potential intruder.

In order for computers to be approved for use on the RoninCast® network, their operating systems (whether Windows or Linux) go through a rigorous hardening process. This hardening removes or disables extraneous programs that are not required for the core operation of RoninCast® applications. The result is a significantly more stable and secure base for the system as a whole.

Wireless and wired LAN each pose different levels of security and exposure. Wireless LAN has the most exposure to potential intruders. However, both can be accessed. In order to create a secure network, we utilize high-level industry-standard wireless LAN equipment and configure it with the highest level of security. When necessary, we work with our customers, analyze their network security and will recommend back-end computer security hardware and software that will help make both their network and RoninCast® network as secure as possible.

RoninCast also uses a username/password mechanism with four levels of control so that access and functionality can be granted to a variety of users without having to give complete control to everyone. The four levels are separated into root (the highest level of control with complete access to the system), administrators (access that allows management of RoninCast’s hardware and software), operators (access that allows the management of the media playing), and auditors (access that is simply a “looking glass” that allows the viewing of device status, media playing, etc.). Additionally, in order to facilitate efficient management of access to the system, RoninCast resolves usernames and passwords with the same servers that already manage a customer’s infrastructure.

Network Operations Center

We offer a full service, manned 24/7 network operations center (NOC) in Minneapolis, Minnesota, supported by a redundant center in Des Moines, Iowa. The computers in both locations communicate in real-time with the devices deployed at our customer locations.

Our NOC operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. RoninCast’s dynamic nature allows our customers to purchase subscriptions at the level of service they desire. Some customers may want us to manage all aspects of their RoninCast network, whereas other customers may want us to monitor for field issues, but manage the schedules and content themselves.

In addition to normal RoninCast management, customers can subscribe to dynamic data from the Internet, such as weather or stock quotes. This data is received by our servers and distributed to the desired End-Point Viewers in the field. Multiple language feeds can be supported with only the needed information arriving at each location. Due to the scalability of RoninCast, each Master Controller Server in the NOC can manage one or many customers.

Our Suppliers

Our principal suppliers include the following:

•	United Service Source (USSI) and ASD (installation services);

•	NEC Display Solutions, Samsung America and Richardson Electronics Ltd. (monitors).

•	Bell Micro, Richardson Electronics Ltd. and Aopen (computers); and

•	Chief Manufacturing, Inc. (fixtures).

In September 2006, we entered into a hardware partnership agreement with Richardson Electronics Ltd. that establishes pricing and procedures for our purchase of products, services and support that allows us to focus on our core business of providing digital signage solutions. The agreement doesn’t require us to purchase minimum levels of products, services and support from Richardson or require Richardson to provide us with minimum levels of products, services or support. Richardson serves as a supplier of our touch screen systems, provides consulting services regarding hardware selection and provides support for our installations. The term of this agreement is one year and will automatically renew for one-year terms unless terminated by either party on 30 days written notice. In September 2007, this agreement automatically renewed.

Agreements with NewSight

On August 10, 2007, we announced that our largest customer during 2007, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, we agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest, Meijer, Inc. (“Meijer”). In particular, effective October 12, 2007, we entered into a digital signage agreement with NewSight, which plans to allocate certain equipment purchased from us during our second quarter to 102 Meijer store installations (the “Network”), to sell equipment, parts and supplies for the Network and to provide our software and technology for the Network.

Of the approximately $3.1 million in revenue we reported during the second quarter ended June 30, 2007, approximately $2.3 million was attributable to sales to NewSight. Of this amount, approximately $555,000 was paid in March 2007 and approximately $1.8 million was due and payable, pursuant to 90-day terms, on September 18, 2007. NewSight, which advised us that it was in the process of raising capital, requested that its existing obligation to our company be reflected by a secured promissory note. In consideration of our undertaking to complete the Network for the Meijer stores, we agreed to take such note and security interest in certain equipment, as described below.

Effective October 12, 2007, we entered into a security agreement with NewSight pursuant to which we acquired a security interest in certain collateral of NewSight, consisting of all existing and after acquired video screens and monitors and other equipment for digital signage now or hereafter provided by us to NewSight, including all such equipment located in the Fashion Square Mall and Asheville Mall, and any grocery store premises operated by Meijer, and all related hardware, software and parts used in connection with such equipment or the Network and all proceeds from such personal property, but not including any intellectual property of NewSight. Prior to our entry into the security agreement, NewSight executed a secured note in favor of our company in the original principal amount of $1,760,177 with a maximum amount of $2,500,000. Pursuant to the secured note, this debt obligation of NewSight would mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

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

Subsequently NewSight requested that the maturity date of the Note be extended. On January 7, 2008, we entered into a letter agreement with NewSight (the “Letter Agreement”), pursuant to which the Note will mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) March 31, 2008. Under the Letter Agreement, we agreed to credit NewSight customer deposits aggregating $277,488 against the amount payable under the Note, retroactive to its date of issuance. The Letter Agreement also provides that the amount due under the Note will be due and payable immediately upon the occurrence of one or more of the following events: (1) termination of NewSight’s relationship with its investment banker; (2) NewSight’s breach of or default under any agreement by and between New Sight and our company, including the Letter Agreement; or (3) NewSight’s completion of a financing transaction which yields gross proceeds of at least $5,000,000, excluding any financing solely from Prentice Capital Management, L.P. or its affiliates. The Letter Agreement specifies that no additional credit will be extended to NewSight by us pursuant to the Note.

Pursuant to the terms of the Letter Agreement, NewSight and our company terminated (1) the physician office agreement pursuant to which our company had been selected to develop the “NewSight On Health” physicians network consisting of approximately 2,000 physician offices throughout the U.S., (2) the Pyramid Mall agreement pursuant to which our company was to develop NewSight’s Pyramid Mall network consisting of approximately 13 large upscale malls, and (3) the 3-D software development agreement pursuant to which our company had been engaged to enhance NewSight’s software development initiatives for its 3-D media technology. NewSight agreed to pay us $175,000, representing the amount due to us under the 3-D software development agreement. NewSight paid $75,000 in January 2008, and the remaining $100,000 was added to the principal balance of the Note. As a result of this addition and the above-referenced customer deposit credits, the current principal balance of the Note is $2,339,979.

Agreement with Marshall Special Assets Group, Inc.

We intend to develop strategic alliances with various organizations that desire to incorporate RoninCast® technology into their products or services or who may market our products and services. We had entered into a strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) in May 2004. We had granted Marshall the right to be the exclusive distributor of our products to entities and companies and an exclusive license to our technology in the gaming and lottery industry throughout the world for an initial two-year term. In connection with such distribution arrangement, Marshall paid us $300,000 in May 2004 and $200,000 in October 2004. We recognized this revenue, which accounted for 15.9% of total sales, in the year ended December 31, 2006. On February 13, 2007, we terminated our strategic partnership agreement with Marshall by signing a mutual termination, release and agreement. By entering into the mutual termination, release and agreement, we regained the rights to directly control our sales and marketing process within the gaming industry and will obtain increased margins on all future digital signage sales in such industry. Pursuant to the terms of the mutual termination, release and agreement, we paid Marshall an aggregate amount equal to the sum of (i) $500,000 and (ii) $153,995 (representing a return of 12% per annum accrued through the date of termination on amounts previously paid by Marshall to us under the strategic partnership agreement), in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any further obligations to Marshall under the strategic partnership agreement. Pursuant to the mutual termination, release and agreement, we will pay Marshall a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2007, we recorded $50,000 of expense pursuant to the minimum payment for 2007 required under the agreement.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position. The digital signage market is subject to rapid technological change including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options. Client requirements are also evolving rapidly. To remain successful, we must continually adapt to these and other changes. We incurred research and development expenses of $1,197,911 in 2007, $875,821 in 2006 and $881,515 in 2005.

Services

Our services are integral to our ability to provide customers with successful digital signage solutions. We offer a wide range of services from consulting, project planning, design, content development, training, hosting and implementation services, to ongoing customer support and maintenance. Generally, we charge our customers for services on a fee-for-service basis.

Wireless Ronin also offers existing and prospective clients with robust and turnkey content creation capabilities. Our graphic shops in Windsor, Canada and Minneapolis, Minnesota are staffed with highly competent and seasoned artists who excel at converting existing assets into appealing digital assets.

Consulting:  We work with clients to determine the ultimate hardware and software solution tailored to the specific requirements for their environment.

Creative:  With design experience and an outstanding record of customer satisfaction, our creative team helps make our clients’ marketing and advertising initiatives a reality.

Content Engineering:  Our content engineering group is tasked with the architecture, production and development of advanced interactive content as well as all e-learning content creation producing relevant, valuable, and measureable results that engage and motivate customers and consumers alike.

Content Deployment:  Our content deployment group offers robust content creation and deployment capabilities for non-interactive applications which includes planning, re-purposing of existing content and the development of visual communications.

Project Management:  Our project management team has experience with large-scale implementations and installations — keeping the goals of timeliness, effectiveness and customer satisfaction in mind.

Fixturing:  Whether our clients have their own partners or need our assistance, we work with clients to incorporate the RoninCast® technology into their environments.

Installation:  We have the experience to roll out large scale projects and single location installations without unexpected delays or expenses.

Training:  We provide training with every purchase of RoninCast® software.

Hosting:  For clients requiring assistance with operating their networks, we offer the service of a Network Operations Center for any network hosting needs.

Maintenance and Support:  Our expert support staff is available 24/7 for assistance with any issue. Standard maintenance, including software upgrades, is included under the annual maintenance agreement.

Intellectual Property

As of February 29, 2008, we had received one design patent and two U.S. patent applications remained pending relating to various aspects of our RoninCast® delivery system. In January 2008, we decided to abandon an application for a utility patent that was initially rejected by the U.S. Patent and Trademark office. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us.

We currently have U.S. Federal Trademark Registrations for WIRELESS RONIN® and RONIN CAST®, and for RONINCAST and Design®. RONIN CAST® and RONIN CAST and Design® have been registered in the European Union. RONIN CAST and Design® is pending in Canada. We have several trademarks pending action by various patent and trademark offices as described below:

COMMUNICATING AT LIFESPEEDtm is pending in Canada and the European Union. The mark has been allowed but not yet registered by the U.S. Patent and Trademark Office.

WR with Circle Designtm is pending in the U.S. Patent and Trademark Office.

RONINCAST and Designtm (Color Logo) is pending in Canada, the European Union and the U.S. Patent and Trademark Office.

Federal trademark registrations continue indefinitely so long as the trademarks are in use and periodic renewals and other required filings are made.

In February 2006, we received a letter from MediaTile Company USA, advising us that it filed a patent application in June 2005 relating solely and narrowly to the use of cellular delivery technology for digital signage. The letter contains no allegation of an infringement of MediaTile’s patent application. MediaTile’s patent application has not been examined by the U.S. Patent Office. Therefore, we have no basis for believing our systems or products would infringe any pending rights of MediaTile. We asked MediaTile in a responsive letter to keep us apprised of their patent application progress in the Patent Office.

Competition

We are aware of several competitors, including 3M Digital Signage, Symon Communications, Clarity/CoolSign, Scala, Nanonation, Technicolor, Omnivex Corporation, BroadSign International and Reflect Systems. We are one of several companies competing in the digital signage industry and our products have not yet gained widespread customer acceptance. Although we have no access to detailed information regarding our competitors’ respective operations, some or all of these entities may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We also compete with standard advertising media, including print, television and billboards.

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

Employees

We refer to our employees as associates. As of February 29, 2008, we had 107 full-time associates employed in programming, networking, designing, training, sales/marketing and administration areas. All our employees are full-time.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of February 29, 2008. Each executive officer has been appointed to serve until his or her successor is duly appointed by the board or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company

Jeffrey C. Mack	54	Chairman, President, Chief Executive Officer and Director
John A. Witham	56	Executive Vice President and Chief Financial Officer
Robert W. Whent	47	President, Wireless Ronin Technologies (Canada), Inc.
Katherine A. Bolseth	34	Executive Vice President of Engineering and Product Development
Scott W. Koller	45	Executive Vice President, Sales and Marketing
Brian S. Anderson	53	Vice President and Controller

Jeffrey C. Mack has served as our Chairman, President, Chief Executive Officer and a Director since February 2003. From November 2000 through October 2002, Mr. Mack served as Executive Director of Erin Taylor Editions, an art distribution business. From July 1997 through September 2000, Mr. Mack served as Chairman, Chief Executive Officer and President of Emerald Financial, a recreational vehicle finance company. In January 1990, Mr. Mack founded and became Chairman, Chief Executive Officer and President of Arcadia Financial Ltd. (formerly known as Olympic Financial, Ltd.). Mr. Mack left Arcadia in August 1996.

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

Robert W. Whent has served as President of Wireless Ronin Technologies (Canada), Inc. since the acquisition of McGill in August 2007. In December 1987, Mr. Whent founded and became President of McGill. Prior to McGill, Mr. Whent served in various senior roles with Union Gas Limited, a major Canadian natural gas utility, and Chrysler Canada, Inc., Canada’s Chrysler division.

Katherine A. Bolseth has served as Executive Vice President, Engineering and Product Development since February 27, 2008. From January 1997 through February 2008, Ms. Bolseth held several management positions for HighJump Software, a 3M company. Most recently, Ms. Bolseth served as Vice President, Global Development, managing HighJump’s distributed development organization across six international offices. Prior to joining HighJump, Ms. Bolseth was an independent contractor focused on developing database applications to help small organizations run more efficiently.

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

ITEM 2	DESCRIPTION OF PROPERTY

We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and are currently attempting to sub-lease this facility through the expiration of our lease on October 31, 2009.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. We periodically evaluate whether additional facilities are necessary.

ITEM 3	LEGAL PROCEEDINGS

We were not party to any material legal proceedings as of February 29, 2008.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an Annual Meeting of Shareholders on November 15, 2007. Four proposals were submitted to shareholders for approval, each of which passed with voting results as follows:

1. Election of Directors:

	For	Withhold

Gregory T. Barnum	11,047,896	1,150,262
Thomas J. Moudry	9,910,209	2,287,949
William F. Schnell	12,010,306	187,852
Brett A. Shockley	9,769,651	2,428,507
Carl B. Walking Eagle, Sr.	10,829,046	1,369,112
Jeffrey C. Mack	10,864,812	1,333,346

2.  To amend our 2006 Equity Incentive Plan to increase the total shares for which awards may be granted from 1,000,000 to 1,750,000;

For	Against	Abstain	Broker Non-Vote

6,607,242	1,084,729	50,891	4,455,296

3. To approve our 2007 Associate Stock Purchase Plan; and

For	Against	Abstain	Broker Non-Vote

7,590,911	107,060	44,891	4,455,296

4. To ratify the appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote

12,037,180	69,177	91,801	0

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ Global Market since September 21, 2007, and was previously traded on the NASDAQ Capital Market since November 27, 2006, under the symbol “RNIN.” The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by that market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

2007
First Quarter	$8.89	$5.59
Second Quarter	$10.12	$6.42
Third Quarter	$9.57	$6.24
Fourth Quarter	$6.50	$2.65
2006
Fourth Quarter	$7.18	$4.58

Holders

As of February 29, 2008, we had 166 holders of record of our common stock.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sale of Unregistered Securities During the Fourth Quarter of Fiscal Year 2007

On October 1, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.

On October 3, 2007, an accredited investor who held a five-year warrant for the purchase of 40,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $128,000 in connection with this warrant exercise.

On October 4, 2007, an accredited investor who held a five-year warrant for the purchase of 20,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $64,000 in connection with this warrant exercise.

On October 18, 2007, an accredited investor who held a five-year warrant for the purchase of 10,000 shares of common stock at $3.20 per share exercised such warrant. We obtained gross proceeds of $32,000 in connection with this warrant exercise.

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

As of December 31, 2007, all net proceeds we received from the offering had been applied as follows:

December 31,
2007

Net Proceeds	$18,356,047
Repayment of Outstanding Debt and Accrued Interest	1,757,276
Inventory and Product Delivery Costs	4,667,431
Sales and Marketing	2,608,419
Research and Development	1,020,959
Maintain Facilities, including Lease Obligations	524,019
Management Compensation	584,065
Investment in Subsidiary	3,368,780
Working Capital	3,825,098

Remaining Net Proceeds at December 31, 2007	$—

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in this document under “Cautionary Statement.”

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

Overview

Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific visual marketing solutions. We provide dynamic digital signage solutions targeting specific retail and service markets. We have designed and developed RoninCast® software, a proprietary content delivery system that manages schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. We sell our products throughout North America. As of December 31, 2007, we had an accumulated deficit of $43,520,098.

The Services We Provide

We provide dynamic digital signage solutions targeting specific retail and service markets through a suite of software applications collectively called RoninCast®. RoninCast® is an enterprise-level content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Our solution, a digital alternative to static signage, provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for conveying marketing messages. The number of displays using our software products increased organically and through our acquisition from 762 at year-end 2006 to nearly 6,300 at year-end 2007.

Our Sources of Revenue

We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions through our direct sales force and value added resellers. We generated revenues of $5,984,913, $3,145,389 and $710,216 in the years ended December 31, 2007, 2006 and 2005, respectively.

Our Expenses

Our expenses are primarily comprised of three categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses include salaries and benefits for our sales associates and commissions paid on successful sales. This category also includes amounts spent on the hardware and software we use to prospect new customers including those expenses incurred in trade shows and product demonstrations. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our software products including RoninCast® and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.

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

Revenue Recognition

We recognize revenue primarily from these sources:

•	Software and software license sales

•	System hardware sales

•	Professional service revenue

•	Software development services

•	Software design and development services

•	Implementation services

•	Maintenance and support contracts

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, we evaluate if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.”

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable. We assess collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

We have determined VSOE of fair value for each of our products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of hardware is based on a stand-alone market price of cost plus margin.

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

Professional service revenue

Included in services and other revenues are revenues derived from implementation, maintenance and support contracts, content development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For a fixed-fee contract, we recognize revenue upon completion of specific contractual milestones or by using the percentage-of-completion method.

Software development services

Software development revenue is recognized monthly as services are performed per fixed fee contractual agreements.

Software design and development services

Revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.

Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.

Implementation services

Implementation services revenue is recognized when installation is completed.

Maintenance and support contracts

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

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,543,283, 3,072,637 and 896,937 for 2007, 2006 and 2005, respectively, were excluded from the computation of loss per share as their effect was antidilutive.

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

Accounting for Stock-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. Stock-based compensation expense of $1,167,171 and $787,214 was charged to operating expenses during 2007 and 2006, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

Prior to the adoption of SFAS 123R, we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price.

In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which expresses the view of the staff regarding the use of a “simplified” method in developing an estimate of expected term for stock options. We have little historical data to rely upon and have applied the provisions of SAB 107 and SAB 110 in our application of SFAS 123R.

We account for equity instruments issued for services and goods to non-employees under SFAS 123R, “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods are for shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

See Note 9 in the Consolidated Financial Statements in this Form 10-KSB for further information regarding the impact of our adoption of SFAS 123R and the assumptions we use to calculate the fair value of share-based compensation.

Results of Operations

Our results of operations for the years ended 2007, 2006 and 2005 and changes in amounts for the years ended 2007 and 2006 were as follows:

	For the Years Ended December 31			Variance	Variance
	2007	2006	2005	2007 v 2006	2006 v 2005

Sales	$5,984,913	$3,145,389	$710,216	$2,839,524	$2,435,173
Cost of sales	3,892,367	1,545,267	939,906	2,347,100	605,361

Gross profit (loss)	2,092,546	1,600,122	(229,690)	492,424	1,829,812
Sales and marketing expenses	2,805,522	1,462,667	1,198,629	1,342,855	264,038
Research and development expenses	1,197,911	875,821	881,515	322,090	(5,694)
General and administrative expenses	8,700,140	3,579,968	1,690,601	5,120,172	1,889,367
Termination of partnership agreement	703,995	—	—	703,995	—

Total operating expenses	13,407,568	5,918,456	3,770,745	7,489,112	2,147,711

Operating loss	(11,315,022)	(4,318,334)	(4,000,435)	(6,996,688)	(317,899)
Other income (expenses):
Interest expense	(40,247)	(10,124,216)	(804,665)	10,083,969	(9,319,551)
Loss on debt modification	—	(367,153)	—	367,153	(367,153)
Interest income	1,277,456	21,915	1,375	1,255,541	20,540
Other	(8,572)	51	13,800	(8,623)	(13,749)

Total other income (expense)	1,228,637	(10,469,403)	(789,490)	11,698,040	(9,679,913)

Net loss	$(10,086,385)	$(14,787,737)	$(4,789,925)	$4,701,352	$(9,997,812)

Sales

Our sales increased to $6.0 million in 2007 from $3.1 million in 2006 and $0.7 million in 2005. The increase in sales in 2007 was the result of new customer relationships and the expansion of existing customer relationships. Our acquisition of McGill Digital Solutions, Inc. in August of 2007 generated approximately 23% of our total sales in 2007. Our sales in 2006 included over $700,000 of license fees deferred in previous years from two strategic relationships that have since been terminated.

Cost of Sales

Cost of sales increased to $3.9 million in 2007 from $1.5 million in 2006 and $0.9 million in 2005. Cost of sales included inventory write-down amounts of $73,018, $37,410 and $390,247 in 2007, 2006 and 2005, respectively. The cost of sales increases were primarily attributable to increased system hardware and services sales.

Operating Expenses

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel costs and related expenses, advertising, promotional and product marketing expenses. Sales and marketing expense increased to $2.8 million in 2007 from $1.5 million in 2006 and $1.2 million in 2005. The increases in 2007 and 2006 were due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee warrants and stock options. We believe that sales and marketing expenses will increase in 2008 compared to 2007, as we continue to grow, pay sales commissions and expand our reach to clients.

Research and Development Expenses.  Our research and development expenses consist primarily of personnel costs and related expenses associated with developing and enhancing our RoninCast® system. Research and development expense increased to $1.2 million in 2007, from $0.9 million in 2006 and $0.9 million in 2005. The increases in 2007 over 2006 was due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee warrants and stock options. We believe that research and development expenses will increase in 2008 compared to 2007, as we continue to invest in product development to remain competitive.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of the cost of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees for legal, tax and audit and compliance expenses, depreciation and amortization of acquisition related intangibles. General and administrative expense increased to $8.7 million in 2007, from $3.6 million in 2006 and $1.7 million in 2005. The increases in 2007 and 2006 were due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee and director warrants and stock options. We believe that general and administrative expenses will increase in 2008 compared to 2007, as we continue to invest in our infrastructure to support our operations.

Termination of Partnership Agreement.  On February 13, 2007, we terminated the strategic partnership agreement with Marshall Special Assets Group, Inc. (“Marshall”) by signing a mutual termination, release and agreement. By entering into the mutual termination, release and agreement, we regained the rights to directly control our sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual termination, release and agreement, we paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic partnership agreement. Pursuant to the agreement, we will pay Marshall a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum payment of $50,000 per year for the first three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2007, we recorded $50,000 of expense pursuant to the minimum payment for 2007 required under the agreement.

Interest Expense

In 2007, interest expense of $40,247 was attributable to capital lease obligations. In 2006, we incurred interest expense of $10.1 million due to higher debt levels in 2006 versus 2007 and 2005. These debt instruments included a coupon cost and non-cash accounting expense for debt discounts and beneficial conversion. Cash payments for interest were $2.2 million for 2006, and the remaining interest expense was primarily attributable to warrant valuation and beneficial conversion.

Liquidity and Capital Resources

As of December 31, 2007, we had $29,199,915 of cash, cash equivalents and marketable securities, and working capital of $30,313,728. As of December 31, 2007, we did not have any significant debt, with the exception of capital leases. We plan to use our available cash to fund operations, which includes the continued development of our products, building of infrastructure and attraction of customers. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations through 2008.

If NewSight fails to make payment when due under its $2.3 million promissory note, we would seek to enforce the security agreement and utilize collateral to satisfy NewSight’s debt obligation to us. Although we believe that the security agreement with NewSight is valid and enforceable, that the subordination agreement with Prentice Capital Management provides us with a first priority position with respect to the collateral, and that the financing statement we filed with the Delaware Secretary of State is valid and enforceable, NewSight’s debt obligation to us might not be fully collectible. Although we believe that no valuation allowance is presently necessary for the NewSight net receivable balance of $2.3 million due to our estimate of the value of the collateral, including collateral held in warehouses and our estimate of the value of the hardware composing the Meijer Network, in the case of insolvency by NewSight, we may not be able to fully recover the amount of the note receivable, which could adversely affect our financial position.

As of December 31, 2007, we had availability under an operating line of credit. The maximum availability on the line is $611,640 (based on a banking calculation.) We had no outstanding borrowings under the line as of December 31, 2007. Outstanding borrowings bear interest at CIBC Bank’s prime rate plus 0.5% (6.0% at December 31, 2007.) The line of credit is due on demand and has no expiration date.

Operating Activities

We do not currently generate positive cash flow from operating activities. Our investments in infrastructure have outweighed sales generated to-date. As of December 31, 2007, we had an accumulated deficit of $43,520,098. The cash flow used in operating activities was $9,651,181, $4,959,741 and $3,384,874 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, net cash used by operating activities was the result of a net loss and increases in accounts receivable, inventories and other current assets, partially offset by increases in deferred revenue, accounts payable and accrued liabilities. In 2006, net cash used by operating activities was the result of a net loss and increases in accounts receivable and other current assets and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued liabilities. In 2005, net cash used by operating activities was the result of a net loss and increases in accounts receivable, inventories and other assets, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $11,823,943, $7,487,705 and $272,114 for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, net cash used in investing activities was the result of net purchases of marketable securities of $7,474,821; cash paid for acquisitions, net of cash received, of $2,877,201; and purchases of property and equipment of $1,471,921. In 2006, net cash used in investing activities was the result of purchases of marketable securities of $7,176,779 and purchases of property and equipment of $310,926. In 2005, net cash used in investing activities was the result of purchases of property and equipment of $272,114.

On August 16, 2007,we acquired McGill Digital Solutions, Inc. (now WRT Canada), based in Windsor, Ontario, Canada. We acquired the shares of McGill from the sellers for cash consideration of $3,190,563, subject to potential adjustments, and 50,000 shares of our common stock. We incurred $178,217 in direct costs related to the acquisition. In addition, we agreed to pay earn-out consideration to the sellers of up to $750,000 (CAD) and 37,500 shares of our common stock if specified earn-out criteria are met in 2008. The 2007 earn-out criteria were not met and no 2007 earn-out was paid.

Financing Activities

We have financed our operations primarily from sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2007, 2006 and 2005, we generated $27,692,266, $20,586,247 and $3,691,931 from these activities, respectively.

In June 2007, we sold 4,290,000 shares and a selling shareholder sold 1,000,000 shares of our common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on June 13, 2007. We obtained approximately $27.1 million in net proceeds as a result of this follow-on offering. We also received $1,160,720 from the exercise of outstanding warrants and stock options in 2007. In April 2007, we invested $50,000 in a bank certificate of deposit that was required for our bank’s credit card program. This cash is classified as restricted cash on our balance sheet. We also deposited $400,000 cash in a bank as collateral for a letter of credit issued to support the landlord’s upfront investments totaling $492,000 in connection with a new lease for office space. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.

On November 30, 2006, we sold 5,175,000 shares of our common stock at $4.00 per share in our initial public offering pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on November 27, 2006. We obtained approximately $18.0 million in net proceeds as a result of this offering. As a result of the closing of this offering, we also issued the following unregistered securities on November 30, 2006:

•	We sold to the underwriter of our initial public offering for $50 a warrant to purchase 450,000 shares of our common stock exercisable at $4.80 per share. The warrant expires on the fourth anniversary of issuance. The warrant contains customary anti-dilution provisions and certain demand and participatory registration rights.

•	Pursuant to the terms of convertible debenture agreements which we entered into with the Spirit Lake Tribe, a federally recognized Native American tribe, our indebtedness to the Spirit Lake Tribe incurred in 2005 aggregating $3,000,000 automatically converted into 1,302,004 shares of common stock.

•	Pursuant to various note conversion agreements with 21 holders of convertible notes or debentures, an aggregate of $2,029,973 principal amount of notes was automatically converted into 634,362 shares of our common stock. In addition, we issued 40,728 common shares in lieu of the payment of accrued interest in the amount of $130,344 due certain holders of such notes and debentures.

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

In 2005, we issued long-term notes payable to related parties for a total of $4,215,000, short-term notes payable to related parties for $200,000, and we received $400,000 from bank lines of credit and short-term notes payable, offset by payments on long-term notes payable of $1,023,069 and payments on deferred financing costs of $100,000.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that they will be a material use of our cash resources.

Operating and Capital Leases

At December 31, 2007, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and are currently attempting to sub-lease this facility through the expiration of our lease on October 31, 2009. In the third quarter of 2007, we recognized a liability for anticipated remaining net costs on this lease obligation. The remaining liability at December 31, 2007 was $170,793.

The following table summarizes our obligations under contractual agreements as of December 31, 2007 and the time frame within which payments on such obligations are due.

	Payment Due by Period
	Total				More
	Amount	Less than			than
Contractual Obligations	Committed	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease Obligations (including interest)	$184,649	$108,379	$76,270	$—	$—
Operating Lease Obligations	1,329,190	382,075	538,539	393,178	15,398

Total	$1,513,839	$490,454	$614,809	$393,178	$15,398

Based on our working capital position at December 31, 2007, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact SFAS 141 (Revised 2007) will have on our financial statements.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact SFAS 160 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a material effect on our results of operations or financial position.

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which defered the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our results of operations or financial position.

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

We currently have outstanding $160,484 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss).

Subsequent Events

Agreements with NewSight

On January 7, 2008, we entered into a letter agreement with NewSight (the “Letter Agreement”), pursuant to which the outstanding $2.3 million promissory note (the “Note”) will mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) March 31, 2008. Under the Letter Agreement, we agreed to credit NewSight customer deposits aggregating $277,488 against the amount payable under the Note, retroactive to its date of issuance. The Letter Agreement also provides that the amount due under the Note will be due and payable immediately upon the occurrence of one or more of the following events: (1) termination of NewSight’s relationship with its investment banker; (2) NewSight’s breach of or default under any agreement by and between New Sight and our company, including the Letter Agreement; or (3) NewSight’s completion of a financing transaction which yields gross proceeds of at least $5,000,000, excluding any financing solely from Prentice Capital Management, L.P. or its affiliates. The Letter Agreement specifies that no additional credit will be extended to NewSight by us pursuant to the Note.

Pursuant to the terms of the Letter Agreement, NewSight and our company terminated (1) the physician office agreement pursuant to which our company had been selected to develop the “NewSight On Health” physicians network consisting of approximately 2,000 physician offices throughout the U.S., (2) the Pyramid Mall agreement pursuant to which our company was to develop NewSight’s Pyramid Mall network consisting of approximately 13 large upscale malls, and (3) the 3-D software development agreement pursuant to which our company had been engaged to enhance NewSight’s software development initiatives for its 3-D media technology. NewSight agreed to pay us $175,000, representing the amount due to us under the 3-D software development agreement. NewSight paid $75,000 in January 2008, and the remaining $100,000 was added to the principal balance of the Note. As a result of this addition and the above-referenced customer deposit credits, the current principal balance of the Note is $2,339,979.

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

Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $10,086,385 and $14,787,737 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of $43,520,098. We expect to increase our spending significantly as we continue to expand our infrastructure and our sales and marketing efforts and continue research and development.

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

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. However, our assessments regarding market size, market share, market acceptance of our products and services and a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time.

Our success depends on our RoninCast® system achieving and maintaining widespread acceptance in our targeted markets. If our products contain errors or defects, our business reputation may be harmed.

Our success will depend to a large extent on broad market acceptance of RoninCast® software and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static signage, unfamiliarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of RoninCast® software and our other products and services by our prospective customers will depend on the following factors:

•	our ability to demonstrate RoninCast® software’s economic and other benefits;

•	our customers becoming comfortable with using RoninCast® software; and

•	the reliability of the software and hardware comprising RoninCast® and our other products.

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

We may experience variability in our total sales on a quarterly basis as a result of many factors, including the condition of the electronic communication and digital signage industry in general, shifts in demand for software and hardware products, technological changes and industry announcements of new products and upgrades, absence of long-term commitments from customers, timing and variable lead-times of customer orders, delays in or cancellations of customer orders, variations in component costs and/or adverse changes in the supply of components, variations in operating expenses, changes in our pricing policies or those of our competitors, the ability of our customers to pay for products and services, effectiveness in managing our operations and changes in economic conditions in general. We may not consider it prudent to adjust our spending levels on the same timeframe; therefore, if total sales decline for a given quarter, our operating results may be materially adversely affected. As a result of the potential fluctuations in our quarterly operating results, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Further, it is possible that in future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

During 2007, sales to one customer generated over 40 percent of our revenue and any decrease in revenue from, or credit loss associated with, this customer, who has reprioritized its digital signage projects and recently negotiated an extension of the maturity date of the $2.3 million promissory note it has issued us, or any credit loss associated with any other customer, could have an adverse effect on our net revenue and operating results.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk with respect to a single note receivable and accounts receivable in general. The note receivable due from our largest customer amounted to $2.3 million as of December 31, 2007. As noted above, this customer has advised us of its re-prioritization of its planned digital signage implementations. In January 2008, we extended the maturity date of this promissory note pursuant to which it is scheduled to mature on the first to occur of (1) successful completion of this customer’s financing efforts, or (2) March 31, 2008.

In the case of insolvency by one of our significant customers, a note receivable or an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In addition, in the case of insolvency by our largest customer and notwithstanding the related security agreement pursuant to which we acquired a security interest in certain collateral, we may not be able to fully recover the amount of the note receivable, which could adversely affect our financial position. There can be no assurance that we will not suffer credit losses in the future.

The integration and operation of McGill Digital Solutions may disrupt our business and create additional expenses and we may not achieve the anticipated benefits of the acquisition. In the event we elect to expand our business through additional acquisitions, we cannot assure that such future acquisitions, if pursued and consummated, will be advantageous or profitable.

Integration of an acquisition involves numerous risks, including difficulties in converting information technology systems and assimilating the operations and products or services of an acquired business, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no direct prior experience, assumption of unknown liabilities, increased accounting and financial reporting risk, the potential loss of key associates and/or customers, difficulties in completing strategic initiatives already underway in the acquired or acquiring companies, unfamiliarity with partners of the acquired company, and difficulties in attracting additional key employees necessary to manage acquired operations, each of which could have a material adverse effect on our business, results of operations and financial condition.

In August 2007, we acquired McGill Digital Solutions, Inc., a Canadian company based in Windsor, Ontario, Canada. The success of our integration of McGill Digital Solutions (now WRT Canada), which is presently incomplete as well as subject to the above-referenced risks, assumes certain synergies and other benefits. We cannot assure you that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part.

In addition, we now have additional duties and liabilities related to having offices and operations in Canada. These risks and costs include the need to comply with local laws and regulatory requirements, as well as changes in those laws and requirements, such as regarding employment and severance issues, tax issues, tariffs and duties, and protection of our intellectual property rights.

We may determine to grow through future acquisitions of technologies, products or businesses. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which could contain restrictive covenants. In addition, acquisitions may result in significant amortization expenses related to intangible assets. Such methods of financing could adversely affect our earnings. We cannot assure you that we will be successful in integrating any business acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material effect on our business, operating results and financial condition.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customers may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of a large project. The delay, cancellation or significant reduction in the scope of a large project or number of projects could have a material adverse effect on our business, operating results and financial condition.

Our prospective customers often take a long time to evaluate our products, with this lengthy and variable sales cycle making it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products because our prospective customers often take significant time evaluating our products before purchasing them. The period between initial customer contact and a purchase by a customer may be more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.

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

Because our business model relies upon strategic partners and resellers, we expect to face risks not faced by companies with only internal sales forces.

We currently sell most of our products through an internal sales force. We anticipate that strategic partners and resellers will become a larger part of our sales strategy. We may not, however, be successful in forming relationships with qualified partners and resellers. If we fail to attract qualified partners and resellers, we may not be able to expand our sales network, which may have an adverse effect on our ability to generate revenue. Our anticipated reliance on partners and resellers involves several risks, including the following:

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

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products or enhancing existing products in a timely and cost effective manner. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on commercially reasonable terms or at all. We may not succeed in adapting our products to new technologies as they emerge. Furthermore, even if we successfully adapt our products, these new technologies or enhancements may not achieve market acceptance.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

•	Jeffrey C. Mack, Chairman of the Board of Directors, President and Chief Executive Officer;

•	John A. Witham, Executive Vice President and Chief Financial Officer;

•	Robert W. Whent, President, Wireless Ronin Technologies (Canada), Inc.

•	Katherine A. Bolseth,, Executive Vice President of Engineering and Product Development; and

•	Scott W. Koller, Executive Vice President, Sales and Marketing.

If we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

Our ability to execute our business strategy depends on our ability to protect our intellectual property, and if any third parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete depends substantially on our proprietary technologies. We regard our copyrights, service marks, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy certain portions of our software or reverse engineer and use information that we regard as proprietary. In addition, confidentiality agreements with employees and others may not adequately protect against disclosure of our proprietary information.

As of February 29, 2008, we had one U.S. patent and two U.S. patents pending relating to various aspects of our RoninCast® delivery system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Our industry is characterized by frequent intellectual property litigation, and we could face claims of infringement by others in our industry. Such claims are costly and add uncertainty to our business strategy.

The digital media and communications industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of our intellectual property rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our industry of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

MediaTile Company USA has informed us that it filed a patent application in 2004 related to the use of cellular technology for delivery of digital content. We currently use cellular technology to deliver digital content on a limited basis. While MediaTile has not alleged that our products infringe its rights, they may so allege in the future.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our customers’ computer systems and interfere with the operation and use of our products. These applications may attempt to interfere with our ability to communicate with our customers’ devices. The interference may occur without disclosure to or consent from our customers, resulting in a negative experience that our customers may associate with our products. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our customers download to their computers or that they rely on to store information and transmit information over the Internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a customer’s computer or in our computer systems and networks. The ability to reach customers and provide them with a superior product experience is critical to our success. If our efforts to combat these malicious applications fail, or if our products and services have actual or perceived vulnerabilities, there may be claims based on such failure or our reputation may be harmed, which would damage our business and financial condition.

We could have liability arising out of our previous sales of unregistered securities.

Prior to our initial public offering, we financed our development and operations with proceeds from the sale to accredited investors of debt and equity securities. These securities were not registered under federal or state securities laws because we believed such sales were exempt under Section 4(2) of the Securities Act of 1933, as amended, and under Regulation D under the Securities Act. In addition, we issued stock purchase warrants to independent contractors and associates as compensation or as incentives for future performance in reliance upon the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act. We have received no claim that such sales were in violation of securities registration requirements under such laws, but should a claim be made, we would have the burden of demonstrating that sales were exempt from such registration requirements. In addition, it is possible that a purchaser of our securities could claim that disclosures to them in connection with such sales were inadequate, creating potential liability under the anti-fraud provisions of federal and state securities or other laws. If successful, claims under such laws could require us to pay damages, perform rescission offers, and/or pay interest on amounts invested and attorneys’ fees and costs. Depending upon the magnitude of a judgment against us in any such actions, our financial condition and prospects could be materially and adversely affected.

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

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce sales and the market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business.

Our results of operations may depend upon selling our products to customers requiring large scale rollouts, which we have not previously conducted.

Our results of operations may depend upon selling our products to those companies, and within those industries, that have many sites that could benefit from digital signage systems. Digital signage systems installation projects deploying hundreds or even thousands of systems present significant technical and logistical challenges that we have not yet demonstrated our ability to overcome. Digital signage technology employs sophisticated hardware and software that constantly evolves. Sites into which digital signage systems may be installed vary widely, including such factors as interference with wireless networks, ambient light, extremes of temperature and other factors that may make each individual location virtually unique. Managing the process of installing hundreds or thousands of dynamic, complicated digital signage systems into unique environments may present difficulties that we have not yet faced on projects performed to date with smaller numbers of digital signage systems. We cannot assure you that we will succeed in developing our digital signage systems and project management infrastructure to successfully implement large-scale rollout projects. Our failure to do so could harm our business and financial condition.

We may be subject to sales and other taxes, which could have adverse effects on our business.

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence that we understand to be sufficient to require us to collect and remit such taxes. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in commerce with persons in that state. Several U.S. states have taken various initiatives to prompt more sellers to collect local and state sales taxes. Furthermore, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, new or expanded business operations in states where we do not currently have a physical presence sufficient to obligate us to collect and remit taxes could subject shipments of goods into or provision of services in such states to sales tax under current or future laws. If our company grows, increased sales of our products and services to locations in various states and municipalities may obligate us to collect and remit sales tax and to pay state income and other taxes based upon increased presence in those jurisdictions. We will endeavor to collect, remit and pay those state and local taxes that we owe according to applicable law. State and local tax laws are, however, subject to change, highly complex and diverse from jurisdiction to jurisdiction. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices or that we owe unpaid sales or other taxes and penalties, it could have a material, adverse affect on our business.

Our results of operations could be adversely affected by changes in foreign currency exchange rates, particularly fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

Since a portion of our operations and revenue occur outside the United States and in currencies other than the U.S. dollar, our results could be adversely affected by changes in foreign currency exchange rates. Additionally, given our August 2007 acquisition of McGill Digital Solutions (now WRT Canada) in Windsor, Ontario, Canada, changes in the exchange rate between the U.S. dollar and the Canadian dollar can significantly affect company balances and our results of operations. Although we periodically use forward contracts to manage our exposure associated with forecasted international revenue transactions denominated in U.S. dollars, our business, results of operations and financial condition could be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Securities

We must implement additional finance and accounting systems, procedures and controls in order to satisfy requirements applicable to public companies, which will increase our costs and divert management’s time and attention.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ.

As an example of reporting requirements, we continue to evaluate our internal control systems in order to allow our independent registered public accounting firm to attest to our internal control over financing reporting beginning with our annual report for the year ended December 31, 2008 or 2009, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has established controls and procedures. This diversion of management’s time and attention could have an adverse effect on our business, financial condition and results of operations.

In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from NASDAQ and the ineligibility of our common stock for quotation on the OTC Bulletin Board. In that event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the foregoing regulatory requirements could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on Board committees or as executive officers.

Our management has broad discretion over the use of net proceeds from our June 2007 follow-on offering and may apply the proceeds in ways that do not improve our operating results or increase the value of our common stock.

Our management has significant discretion in the use of the net proceeds of our follow-on offering. Accordingly, our investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of such net proceeds. Therefore, it is possible that we may allocate such net proceeds in ways that fail to improve our operating results, increase the value of our common stock or otherwise maximize the return on these proceeds.

If we fail to comply with the NASDAQ requirements for continued listing, our common stock could be delisted from NASDAQ, which could hinder our investors’ ability to obtain timely quotations on the price of our common stock, or trade our common stock in the secondary market.

Our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on NASDAQ. If our common stock is delisted from NASDAQ, trading in our common stock would likely thereafter be conducted in the over-the-counter markets in the so-called pink sheets or the OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by securities analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

The market price of our stock may be subject to wide fluctuations.

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

Our directors and executive officers may exercise significant control over our company.

As of February 29, 2008, our directors and executive officers beneficially owned approximately 6.6% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other extraordinary transactions. They may also have interests that differ from our other investors and may vote in a way with which such investors disagree and which may be adverse to such investors’ interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

A substantial number of shares are eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.

We have registered for resale 2,315,722 shares of our outstanding common stock and 1,802,523 shares underlying warrants under the registration statement that was originally declared effective by the SEC on February 8, 2007. If these additional shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

ITEM 7	FINANCIAL STATEMENTS

See Index to Consolidated Financial Statements on Page F-1.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T)	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the business operations of Wireless Ronin Technologies (Canada), Inc., formerly McGill Digital Solutions, acquired on August 16, 2007. The acquired business operations excluded from the evaluation constituted approximately 13 percent of total assets at December 31, 2007, and approximately 23 percent of sales for the year then ended.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

We hereby announce that the date of our 2008 Annual Meeting of Shareholders has been scheduled to be held on June 5, 2008 and that April 14, 2008, at the close of business, has been set as the record date for the determination of shareholders entitled to vote on the matters to be presented at the meeting.

Our 2007 Annual Meeting of Shareholders was held on November 15, 2007. Because the date of our 2008 Annual Meeting of Shareholders will vary by more than 30 calendar days from the anniversary of the 2007 Annual Meeting of Shareholders, pursuant to Rule 14a-5(f) under the Exchange Act, shareholders should be advised of the following revised deadlines.

If a shareholder wishes to present a proposal for consideration for inclusion in the proxy materials for the next annual meeting of shareholders, the proposal must be sent by certified mail, return receipt requested, and must be received at the executive offices of Wireless Ronin Technologies, Inc., Baker Technology Plaza, 5929 Baker Road, Suite 475, Minnetonka, Minnesota 55345, Attention: Scott N. Ross, Corporate Secretary, no later than Friday, March 21, 2008. All proposals must conform to the rules and regulations of the SEC. Under SEC rules, if a shareholder notifies us of his or her intent to present a proposal for consideration at the next annual meeting of shareholders after Friday, May 23, 2008, we, acting through the persons named as proxies in the proxy materials for such meeting, may exercise discretionary authority with respect to such proposal without including information regarding such proposal in our proxy materials.

Our bylaws provide that in order for a shareholder to nominate a candidate for election as a director at an annual meeting of shareholders, the shareholder must generally notify us in writing at our principal address not later than 90 days in advance of such meeting. A copy of our bylaws may be obtained from Scott N. Ross, Corporate Secretary, by written request to our principal address.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We incorporate by reference the information contained under the captions “Proposal 1 — Election of Directors,” “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-KSB under separate caption.

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-B and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.wirelessronin.com and is available, free of charge, upon written request to our Chief Financial Officer at 5929 Baker Road, Suite 475, Minnetonka, MN 55345. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.wirelessronin.com.

ITEM 10	EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

Number of
	Securities to be		Weighted-	Number of Securities
	Issued Upon		Average	Remaining Available for
	Exercise of		Exercise Price	Future Issuance Under
	Outstanding		of Outstanding	Equity Compensation
	Options,		Options,	Plans (Excluding
	Warrants and		Warrants and	Securities Reflected in
	Rights		Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,416,203	(1)	$4.93	1,238,907	(2)
Equity compensation plans not approved by security holders	267,181	(3)	$5.37	—

Total	1,683,384		$5.00	1,238,907

(1)	Includes 200,000 shares of common stock issuable upon exercise of outstanding stock option under the 2006 Non-Employee Director Stock Option Plan, 1,114,093 shares of common stock issuable upon exercise of outstanding stock options under the Amended and Restated 2006 Equity Incentive Plan, 6,000 shares of restricted stock granted under the Amended and Restated 2006 Equity Incentive Plan and 96,110 shares of common stock issuable upon exercise of outstanding warrants.

(2)	Includes 310,000 shares of common stock available for issuance under the 2006 Non-Employee Director Stock Option Plan, 628,907 shares of common stock available for issuance under the Amended and Restated 2006 Equity Incentive Plan, and 300,000 shares of common stock available for issuance under the 2007 Associate Stock Purchase Plan.

(3)	Represents: (a) 555 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 27, 2008; (b) 13,888 shares of common stock underlying a five-year warrant exercisable at $0.09 per share issued to an executive officer employee, which warrant expires on January 01, 2009; (c) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on January 1, 2009; (d) 13,888 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on April 29, 2009; (e) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on May 1, 2009; (f) 222 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on July 12, 2009; (g) 35,354 shares of common stock underlying a five-year warrant exercisable at $2.25 per share issued to an executive officer, which warrant expires on July 12, 2009; (h) 3,333 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to an executive officer, which warrants expire on August 1, 2009; (i) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 share issued to an executive officer, which warrant expires on November 1, 2009; (j) 3,888 shares of common stock underlying a five-year warrant exercisable at $2.25 per share issued to an executive officer, which warrant expires on January 26,2010; (k) 27,777 shares of common stock underlying a five-year warrant exercisable at $0.09 per share issued to an executive officer, which warrant expires on July 1, 2008; (l) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on February 1, 2010; (m) 222 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to non-executive officer employees, which warrants expire on February 18, 2010; (n) 277 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on February 23, 2010; (o) 1,666 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on April 9, 2010; (p) 833 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to a non-executive officer employee, which warrant expires on April 18, 2010; (q) 13,888 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on April 29, 2010; (r) 3,333 shares of common stock underlying a five-year warrant exercisable at $6.75 per share issued to an executive officer, which warrant expires on May 1, 2010; (s) 8,888 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to executive officers, which warrants expire on August 4, 2010; (t) 388 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to non-executive officers employee, which warrants expire on August 19, 2010; (u) 31,666 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to executive officers, which warrants expire on September 2, 2010; (v) 13,888 shares of common stock underlying five-year warrants exercisable at $6.75 per share issued to an executive officer, which warrants expire on September 1, 2009; (w) 13,888 shares of common stock underlying five year warrants exercisable at $6.75 per share issued to an executive officer, which warrants expire on March 1, 2010; (x) 2,777 shares of common stock underlying a five-year warrant exercisable at $11.25 per share issued to an executive officer, which warrant expires on October 10, 2010; (y) 1,666 shares of common stock underlying a five-year warrant exercisable at $11.25 per share issued to a non-executive officer employee, which warrant expires on November 8, 2010; (z) 1,481 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on December 13, 2010; (aa) 26,809 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 16, 2010; (bb) 111 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on December 20, 2010; (cc) 3,333 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 28, 2010; (dd) 6,944 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer, which warrant expires on December 30, 2010; (ee) 5,184 shares of common stock underlying five-year warrants exercisable at $9.00 per share issued to non-executive officer employees, which warrants expire on December 30, 2010; (ff) 296 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 6, 2011; (gg) 2,222 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 19, 2011; (hh) 2,222 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to a non-executive officer employee, which warrant expires on January 30, 2011; (ii) 1,851 shares of common stock underlying a five-year warrant exercisable at $9.00 per share issued to an executive officer, which warrant expires on February 6, 2011; and (jj) 11,111 shares of common stock underlying a five-year warrant exercisable at $2.25 per share issued to an executive officer employee, which warrant expires on October 12, 2009. The foregoing amounts exclude fractional shares to be settled in cash.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

ITEM 13	EXHIBITS

See “Exhibit Index.”

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held June 5, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 13, 2008.

Wireless Ronin Technologies, Inc.

By	/s/ Jeffrey C. Mack
Jeffrey C. Mack
President and Chief Executive Officer
(Principal Executive Officer)

POWERS OF ATTORNEY

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

Signature	Title	Date

/s/ Jeffrey C. Mack Jeffrey C. Mack	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2008

/s/ John A. Witham John A. Witham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2008

/s/ Brian S. Anderson Brian S. Anderson	Vice President and Controller (Principal Accounting Officer)	March 13, 2008

/s/ William F. Schnell William F. Schnell	Director	March 13, 2008

Carl B. Walking Eagle Sr.	Director

/s/ Gregory T. Barnum Gregory T. Barnum	Director	March 13, 2008

/s/ Thomas J. Moudry Thomas J. Moudry	Director	March 13, 2008

/s/ Brett A. Shockley Brett A. Shockley	Director	March 13, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Ronin Technologies, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Wireless Ronin Technologies, Inc.
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. and its subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wireless Ronin Technologies, Inc. and its subsidiary as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

/s/  Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 12, 2008

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,542,280	$8,273,388
Marketable securities — available for sale	14,657,635	7,193,511
Accounts receivable, net of allowance of $84,685 and $23,500	4,135,402	1,128,730
Income tax receivable	231,328	—
Inventories	539,140	255,850
Prepaid expenses and other current assets	817,511	148,024

Total current assets	34,923,296	16,999,503
Property and equipment, net	1,780,390	523,838
Intangible assets, net	3,174,804	—
Restricted cash	450,000	—
Other assets	40,217	22,586

TOTAL ASSETS	$40,368,707	$17,545,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$100,023	$106,311
Accounts payable	1,387,327	948,808
Deferred revenue	1,252,485	202,871
Accrued purchase price consideration	999,974	—
Accrued liabilities	869,759	394,697

Total current liabilities	4,609,568	1,652,687
Capital lease obligations, less current maturities	70,960	155,456

TOTAL LIABILITIES	4,680,528	1,808,143

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000,000 shares authorized; 14,537,705 and 9,825,621 shares issued and outstanding	145,377	98,256
Additional paid-in capital	78,742,311	49,056,509
Accumulated deficit	(43,520,098)	(33,433,713)
Accumulated other comprehensive income	320,589	16,732

Total shareholders’ equity	35,688,179	15,737,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,368,707	$17,545,927

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005

Sales
Hardware	$3,298,078	$1,852,678	$576,566
Software	597,923	1,107,913	66,572
Services and other	2,088,912	184,798	67,078

Total sales	5,984,913	3,145,389	710,216
Cost of sales
Hardware	2,286,695	1,429,585	517,503
Software	1,007	—	—
Services and other	1,531,647	78,272	32,156
Inventory lower of cost or market	73,018	37,410	390,247

Total cost of sales	3,892,367	1,545,267	939,906

Gross profit (loss)	2,092,546	1,600,122	(229,690)
Operating expenses:
Sales and marketing expenses	2,805,522	1,462,667	1,198,629
Research and development expenses	1,197,911	875,821	881,515
General and administrative expenses	8,700,140	3,579,968	1,690,601
Termination of partnership agreement	703,995	—	—

Total operating expenses	13,407,568	5,918,456	3,770,745

Operating loss	(11,315,022)	(4,318,334)	(4,000,435)
Other income (expenses):
Interest expense	(40,247)	(10,124,216)	(804,665)
Loss on debt modification	—	(367,153)	—
Interest income	1,277,456	21,915	1,375
Other	(8,572)	51	13,800

Total other income (expense)	1,228,637	(10,469,403)	(789,490)

Net loss	$(10,086,385)	$(14,787,737)	$(4,789,925)

Basic and diluted loss per common share	$(0.82)	$(9.71)	$(7.18)

Basic and diluted weighted average shares outstanding	12,314,178	1,522,836	666,712

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balances at December 31, 2004	583,659	$5,837	$9,154,627	$(13,856,051)	$—	$(4,695,587)
Net loss	—	—	—	(4,789,925)	—	(4,789,925)
Sales of equity instruments for cash consideration:
Equity units sold at $9.00 per unit	113,884	1,139	1,023,861	—	—	1,025,000
Common stock sold at $9.00 per share	9,998	100	89,900	—	—	90,000
Common stock sold at $4.50 per share	22,222	222	99,778	—	—	100,000
Common stock issued to related parties for:
Short-term notes payable at $2.19 per share	33,332	333	72,799	—	—	73,132
Payment of accrued interest at $9.00 per share	19,443	194	174,806	—	—	175,000
Common stock issued for:
Services at $1.80 per share	833	8	1,492	—	—	1,500
Services at $9.00 per share	666	7	5,993	—	—	6,000
Warrants issued to related parties for:
Short-term notes payable	—	—	65,925	—	—	65,925
Notes payable	—	—	33,954	—	—	33,954
Short-term borrowings	—	—	115,628	—	—	115,628
Deferred financing costs	—	—	28,479	—	—	28,479
Warrants issued for:
Short-term notes payable	—	—	12,465	—	—	12,465
Notes payable	—	—	48,409	—	—	48,409
Deferred financing costs	—	—	25,782	—	—	25,782
Services	—	—	78,770	—	—	78,770

Balances at December 31, 2005	784,037	$7,840	$11,032,668	$(18,645,976)	$—	$(7,605,468)
Net loss	—	—	—	(14,787,737)	—	(14,787,737)
Unrealized gain on investments	—	—	—	—	16,732	16,732

Total comprehensive loss						(14,771,005)
Stock issued to related parties for:
Interest expense to related party at $9.00 per share	24,999	250	224,750	—	—	225,000
Stock issued for short-term notes payable	45,332	453	202,192	—	—	202,645
Stock issued for short-term notes payable	20,000	200	58,662	—	—	58,862
Warrants issued to related parties for:
Short-term notes payable	—	—	268,872	—	—	268,872
Deferred issuance costs	—	—	39,499	—	—	39,499
Warrants issued for:
Notes payable	—	—	18,697	—	—	18,697
Bridge notes	—	—	1,893,500	—	—	1,893,500
Compensation expense	—	—	405,151	—	—	405,151
Directors	—	—	300,937	—	—	300,937
Beneficial conversion of short-term notes payable	—	—	5,700,290	—	—	5,700,290
Repricing of warrants	—	—	81,126	—	—	81,126
Proceeds from initial public offering of common stock, less offering costs	5,175,000	51,750	17,951,804	—	—	18,003,554
Conversion of long-term obligations into common stock	3,628,056	36,281	10,407,123	—	—	10,443,404
Conversion of accrued interest into common stock	147,642	1,476	470,994	—	—	472,470
Exercise of warrants	555	6	244	—	—	250

Balances at December 31, 2006	9,825,621	$98,256	$49,056,509	$(33,433,713)	$16,732	$15,737,784
Net loss	—	—	—	(10,086,385)	—	(10,086,385)
Unrealized loss on investments	—	—	—	—	(10,695)	(10,695)
Foreign currency translation gain	—	—	—	—	314,552	314,552

Total comprehensive loss						(9,782,528)
Stock-based compensation	—	—	1,167,171	—	—	1,167,171
Exercise of options and warrants	372,084	3,721	1,156,999	—	—	1,160,720
Common stock issued for acquisition	50,000	500	311,500	—	—	312,000
Proceeds from the sale of common stock, less offering costs	4,290,000	42,900	27,050,132	—	—	27,093,032

Balances at December 31, 2007	14,537,705	$145,377	$78,742,311	$(43,520,098)	$320,589	$35,688,179

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

Operating Activities:
Net loss	$(10,086,385)	$(14,787,737)	$(4,789,925)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	436,552	1,196,027	151,830
Amortization of acquisition-related intangibles	215,005	—	—
Loss on disposal of property and equipment	36,782	—	7,355
Allowance for doubtful receivables	61,000	21,000	2,500
Inventory lower of cost or market	—	37,410	390,247
Debt discount amortization	—	3,569,509	63,647
Debt discount amortization — related party	—	606,912	37,617
Common stock issued for interest expense — related party	—	225,000	175,000
Common stock issued for services	—	—	7,500
Issuance of warrants for short-term borrowings — related parties	—	39,499	115,628
Issuance of warrants for services	—	—	78,770
Stock-based compensation expense	1,167,171	787,214	—
Beneficial conversion of notes payable	—	4,107,241	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,464,002)	(933,350)	(191,332)
Corporate income taxes	49,924	—	—
Inventories	(283,289)	95,595	(52,289)
Prepaid expenses and other current assets	(598,797)	(122,307)	787
Other assets	2,500	(4,995)	(3,485)
Accounts payable	410,927	697,280	154,000
Deferred revenue	1,065,010	(884,555)	6,593
Accrued liabilities	336,421	390,516	460,683

Net cash used in operating activities	(9,651,181)	(4,959,741)	(3,384,874)
Investing activities
Cash paid for acquisitions, net of cash received	(2,877,201)	—	—
Purchases of property and equipment	(1,471,921)	(310,926)	(272,114)
Purchases of marketable securities	(28,301,446)	(7,176,779)	—
Sales of marketable securities	20,826,625	—	—

Net cash used in investing activities	(11,823,943)	(7,487,705)	(272,114)
Financing activities
Net proceeds from (payments on) bank lines of credit and short-term note payable	—	(350,000)	400,000
Payment for deferred financing costs	—	(864,509)	(100,000)
Proceeds from short-term notes payable — related parties	—	4,825,000	200,000
Payments on short-term notes payable — related parties	—	(335,601)	—
Proceeds from long-term notes payable	—	194,242	—
Proceeds from long-term notes payable- related parties	—	—	3,000,000
Payments on long-term notes payable and capital leases	(111,486)	(872,939)	(1,023,069)
Proceeds (payments) on long-term notes payable — related parties	—	(13,750)	1,215,000
Restricted cash	(450,000)	—	—
Proceeds from issuance of common stock and equity units	27,093,032	18,003,554	—
Proceeds from exercise of warrants and stock options	1,160,720	250	—

Net cash provided by financing activites	27,692,266	20,586,247	3,691,931

Effect of Exchange Rate Changes on Cash	51,750	—	—

Increase in Cash and Cash Equivalents	6,268,892	8,138,801	34,943
Cash and Cash Equivalents, beginning of period	8,273,388	134,587	99,644

Cash and Cash Equivalents, end of period	$14,542,280	$8,273,388	$134,587

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview

Wireless Ronin Technologies, Inc. (the Company) is a Minnesota corporation that provides dynamic digital signage solutions targeting specific retail and service markets. The Company has designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide business customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences.

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

The Company and its subsidiary sell products and services primarily throughout North America.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Principles of Consolidation

The consolidated financial statements include the accounts of Wireless Ronin Technologies, Inc. and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

2.	Foreign currency

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating its financial statements into the reporting currency, the U.S. dollar. The translation adjustment has not been included in determining net income, but has been reported separately and will be accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net income of the period. In 2007, a foreign currency transaction loss of $97,688 was recorded in Sales, Services and other. No foreign currency gain or loss was recorded in 2006 or 2005.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Software and software license sales

•	System hardware sales

•	Professional service revenue

•	Software development services

•	Software design and development services

•	Implementation services

•	Maintenance and support contracts

The Company applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.”

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

The Company has determined VSOE of fair value for each of its products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of hardware is based on a stand-alone market price of cost plus margin.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Professional service revenue

Included in services and other revenues is revenue derived from implementation, maintenance and support contracts, content development, software development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. For time-and-materials contracts, the Company recognizes revenue as services are performed. For fixed-fee contracts, the Company recognizes revenue upon completion of specific contractual milestones or by using the percentage-of-completion method.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Uncompleted contracts at December 31, 2007 are as follows:

December 31,
2007

Cost incurred on uncompleted contracts	$155,246
Esimated earnings	616,174

771,420
Less: billings to date	(932,021)

$(160,601)

These amounts have been included in deferred revenue. There were no uncompleted contracts at December 31, 2006.

Implementation services

Implementation services revenue is recognized when installation is completed.

Maintenance and support contracts

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

4.	Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less when purchased. The Company maintains its cash balances in several financial institutions in Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

5.	Restricted Cash

In conjunction with the lease agreement for office space entered into in April 2007, the Company obtained a letter of credit to support the landlord’s upfront investments totaling $492,000. The letter of credit is collateralized by $400,000 of cash held by the issuing bank. The collateral is reduced over time as the letter of credit is reduced. The term of the Company’s letter of credit is 31 month. In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50,000.

6.	Marketable Securities

The Company’s marketable securities consist of debt securities that are classified as available-for-sale. These securities are reported at their fair value with the unrealized holding gains and losses, net of tax, reported as a net amount as a separate component of shareholders’ equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $84,685 and $23,500 at December 31, 2007 and 2006, respectively. See Note 10 for further information on security and collateral related to certain outstanding receivables at December 31, 2007.

8.	Income Tax Receivable

The income taxes receivable owing to the Canadian subsidiary, Wireless Ronin Technologies (Canada), Inc., represents payment to be made by the Ministry of Finance for the Provincial Tax Return for the year ending December 31, 2006, the scientific research and experimental development tax credit for year ending December 31, 2007, as well as estimated tax provisions for the year ending December 31, 2007.

9.	Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at December 31, 2007 and 2006.

10.	Intangible Assets

The Company has allocated a portion of the purchase price of businesses acquired to intangible assets. Purchased intangible assets include trade names, customer relationships and other intangible assets acquired in business combinations. Intangible assets are amortized over finite lives using methods that approximate the benefit provided by utilization of the assets. No impairment has been recognized on recorded intangible assets as of December 31, 2007.

11.	Impairment of Long-Lived Assets

The Company reviews the carrying value of all long-lived assets, including property and equipment as well as intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets, including definite-lived intangible assets, recorded in 2007, 2006 or 2005.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leased equipment is depreciated over the term of the capital lease. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Deferred financing costs are amortized using the straight-line method over the term of the associated financing arrangement (which approximates the interest method.)

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 — 5 years
Demonstration equipment	3 — 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $436,552, $188,346 and $120,602 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense related to the deferred financing costs was $0, $69,505 and $31,228 for the years ended December 31, 2007, 2006 and 2005, respectively, and is recorded as a component of interest expense.

13.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $595,084, $352,849 and $212,262 for the years ended December 31, 2007, 2006 and 2005, respectively.

14.	Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. In 2007, comprehensive loss included $314,552 recorded for unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from the functional currency to the U.S. dollar, and $10,695 for unrealized investment losses. In 2006, comprehensive loss included $16,732 of unrealized investment gains. In 2005, comprehensive loss was equal to net loss.

15.	Software Development Costs

Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2007 and 2006. Software development costs have been recorded as research and development expense.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Borrowing Arrangements

As of December 31, 2007, the Company had availability under an operating line of credit. The maximum availability on the line is $611,640. The Company had no outstanding borrowings under the line as of December 31, 2007. Outstanding borrowings bear interest at CIBC Bank’s prime rate plus 0.5% (6.0% at December 31, 2007.) The line of credit is due on demand and has no expiration date.

17.	Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,543,283, 3,072,637 and 896,937 for 2007, 2006 and 2005, respectively, were excluded from the computation of loss per share as their effect was antidilutive.

18.	Deferred Income Taxes

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

19.	Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. Stock-based compensation expense of $1,167,171 and $787,214 was charged to operating expenses during 2007 and 2006, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

Prior to the adoption of SFAS 123R, the Company had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price.

In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which expresses the view of the staff regarding the use of a “simplified” method in developing an estimate of expected term for stock options. The Company

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

has little historical data to rely upon and has applied the provisions of SAB 107 and SAB 110 in its application of SFAS 123R.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123R, “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

See Note 9 for further information regarding the impact of the Company’s adoption of SFAS 123R and the assumptions used to calculate the fair value of share-based compensation.

20.	Fair Value of Financial Instruments

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

21.	Financial Instruments

The Company periodically uses forward contracts to manage its exposure associated with forecasted international revenue transactions denominated in the United States dollar. These contracts are not designated as hedges and, accordingly, the changes in fair value are reported in income as a component of sales. At December 31, 2007 there were no outstanding forward contracts.

22.	Registration Rights Agreements

The Company adopted FSP EITF 00-19-2, as of January 1, 2007, “Accounting for Registration Payment Arrangements” (“FSP”), which addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. The adoption of this FSP did not have an impact on the Company.

23.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, deferred tax assets, deferred revenue, depreciable lives and methods

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded intangible assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact SFAS 141 (Revised 2007) will have on its financial statements.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact SFAS 160 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its results of operations or financial position.

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 defered the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 157 will have a material effect on its results of operations or financial position.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 2:	OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

INVENTORIES

	December 31,
	2007	2006

Finished goods	$318,451	$158,051
Work-in-process	220,689	—
Product components and supplies	—	97,799

Total inventories	$539,140	$255,850

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. The Company recorded expense of $73,018, $37,410 and $390,247 during the years ended December 31, 2007, 2006 and 2005, respectively, related to this adjustment to cost of sales.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2007	2006

Deferred project costs	$476,679	$—
Prepaid expenses	340,832	148,024

Total prepaid expenses and other current assets	$817,511	$148,024

Deferred project costs represent incurred costs to be recognized as cost of sales once all revenue recognition criteria have been met.

PROPERTY AND EQUIPMENT

	December 31,
	2007	2006

Leased equipment	$380,908	$380,908
Equipment	923,549	162,507
Leasehold improvements	313,021	136,812
Demonstration equipment	127,556	99,839
Purchased software	226,003	70,246
Furniture and fixtures	581,355	30,333

Total property and equipment	$2,552,392	$880,645
Less: accumulated depreciation	(772,002)	(356,807)

Net property and equipment	$1,780,390	$523,838

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2007	2006

Compensation	$590,737	$347,083
Deferred gain on sale leaseback	—	30,241
Accrued remaining lease obligations	170,793	—
Accrued rent	79,131	5,210
Sales tax and other	29,098	12,163

Total accrued liabilities	$869,759	$394,697

See Note 7 for additional information on accrued remaining lease obligations.

DEFERRED REVENUE

	December 31,
	2007	2006

Deferred customer billings	$950,066	$—
Deferred software maintenance	90,197	149,555
Customer deposits	166,162	53,316
Deferred project revenue	46,060	—

Total deferred revenue	$1,252,485	$202,871

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31
	2007	2006	2005

Cash paid for:
Interest	$40,247	$1,505,429	$424,329
Noncash Investing and Financing Activities:
Common stock issued for notes payable
Related parties	—	202,645	73,132
Non-related parties	—	58,863	—
Warrants issued for notes payable
Related parties	—	268,872	99,879
Non-related parties	—	1,912,197	60,874
Long-term note payable converted into common stock
Related parties	—	3,683,550	—
Non-related parties	—	1,346,423	—
Short-term note payable converted into common stock
Related parties		4,582,333
Non-related parties		831,097
Beneficial conversion of short-term notes payable	—	1,593,049	—
Stock and warrants issued for deferred financing costs
Related parties	—	—	28,479
Non-related parties	—	—	25,782
Conversion of accounts payable into long-term notes payable
Related parties	—	55,000	15,000
Conversion of deferred revenue into long-term notes payable		—	328,275
Conversion of accrued interest into long-term notes payable	—	76,531	112,423
Conversion of accrued interest into common stock
Related parties	—	325,350	—
Non-related parties	—	147,121	—
Issuance of note payable in exchange for inventory	—	—	482,193
Non-cash purchase of fixed assets through capital lease	—	5,910	—
Stock issued in acquisition of McGill Digital Solutions	$312,000	$—	$—

NOTE 3:	TERMINATION OF PARTNERSHIP AGREEMENT

On February 13, 2007, the Company terminated the strategic partnership agreement with Marshall Special Assets Group, Inc. (“Marshall”) by signing a mutual termination, release and agreement. By entering into the mutual termination, release and agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual termination, release and agreement, the Company paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

partnership agreement. Pursuant to the mutual termination, release and agreement, the Company will pay Marshall a fee in connection with sales of the Company’s software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum payment of $50,000 per year for the first three years. Marshall will pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users. In 2007, the Company recorded $50,000 of expense pursuant to the minimum payment for 2007 required under the agreement.

NOTE 4:	MARKETABLE SECURITIES

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

Realized gains or losses on marketable securities are recorded in the statement of operations within other income, other. The cost of the securities for determining gain or loss is measured by specific identification. Realized gains on sales of investments were immaterial in 2007, 2006 and 2005. Interest income of $1,277,456, $21,915 and $1,375 was recorded in 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, available-for-sale marketable securities consisted of the following:

		Gross
		Unrealized	Fair
	Cost	Gain/(Loss)	Value

2007
Debt securities:
Issued by Federal government agencies (maturing 2008)	$14,668,330	$(10,695)	$14,657,635

Total marketable securities	$14,668,330	$(10,695)	$14,657,635

2006
Debt securities:
Issued by Federal government agencies (maturing 2007)	$7,176,779	$16,732	$7,193,511

Total marketable securities	$7,176,779	$16,732	$7,193,511

NOTE 5:	ACQUISITIONS AND INTANGIBLE ASSETS

On August 16, 2007, the Company closed the transaction contemplated by the Stock Purchase Agreement by and between the Company, and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (the “Sellers”). Pursuant to such closing, the Company purchased all of the Sellers’ stock in holding companies that own McGill Digital Solutions, Inc. (“McGill”), based in Windsor, Ontario, Canada. The holding companies acquired from the Sellers and McGill were amalgamated into one wholly-owned subsidiary of the Company. The results of operations of McGill (now renamed Wireless Ronin Technologies (Canada), Inc., (“WRT Canada”)) have been included in the Company’s consolidated financial statements since August 16, 2007. The Company acquired McGill for its custom interactive software solutions used primarily for e-learning and digital signage applications. Most of WRT Canada’s revenue is derived from products and solutions provided to the automotive industry.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company acquired the shares from the Sellers for cash consideration of $3,190,563, subject to potential adjustments, and 50,000 shares of the Company’s common stock. The Company also incurred $178,217 in direct costs related to the acquisition. In addition, the Company agreed to pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of the Company’s common stock if specified earn-out criteria are met. The earn-out criteria for 2007 was at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria had been met, 25% of the earn-out consideration would have been paid. The 2007 earn-out criteria were not met and no 2007 earn-out was paid. The earn-out criteria for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50%. The Company has accrued the 2008 earn-out consideration as part of its valuation analysis which was completed in the fourth quarter of 2007.

The purchase price of the acquisition consisted of the following:

Cash payment to sellers	$3,190,563
Transaction costs	178,217
Accrued purchase price consideration	999,974
Stock issuance	312,000

Total purchase price	$4,680,754

The Company has allocated the cost of the acquisition, as follows:

August 16,
2007

Current assets	$1,392,391
Intangible assets	3,221,652
Property and equipment	236,878

Total assets acquired	4,850,921

Current liabilities	151,075
Long-term liabilities	19,092

Total liabilities assumed	170,167

Net assets acquired	$4,680,754

Pro Forma Operating Results (Unaudited)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of McGill had occurred at January 1, 2006. The historical consolidated financial information has been adjusted to give the effect to include a decrease in interest income related to the amount paid as the purchase price to the former shareholders of McGill.

	For the Years Ended December 31,
	2007	2006

Sales	$8,185,020	$7,836,727
Loss from operations	(11,442,674)	(4,634,039)
Net loss	(10,462,572)	(14,795,819)
Basic and diluted loss per common share	$(0.85)	$(9.41)

The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition,

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

Intangible Assets

The following table shows intangible assets by category, accumulated amortization as of December 31, 2007, and estimated average life by category. No significant residual value is estimated for these assets:

	As of December 31, 2007			2007
	Carrying		Carrying	Weighted
	Amount	Accumulated	Amount	Average
	Gross	Amortization	Net	Life

Customer relationships	$1,681,540	$70,064	$1,611,476	9 years
Technology	1,399,990	105,000	1,294,990	5 years
Non-compete agreements	164,485	20,561	143,924	3 years
Tradenames	90,966	2,274	88,692	15 years
Backlog	57,153	21,431	35,722	1 year

Total	$3,394,134	$219,330	$3,174,804	7 years

Amortization expense was $219,330 in 2007. The estimated amortization expense for identified intangible assets is as follows for the periods indicated:

2008	$563,334
2009	527,613
2010	507,053
2011	472,785
2012	367,786
Thereafter	736,233

Total	$3,174,804

NOTE 6:	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year. The leases require monthly payments of $11,443 through May 2008, $7,151 through July 2009 and $5,296 through November 2009.

Other information relating to the capital lease equipment is as follows:

	December 31,
	2007	2006

Cost	$380,908	$380,908
Less: accumulated amortization	(260,950)	(157,030)

Total	$119,958	$223,878

Amortization expense for capital lease assets was $103,920, $64,156 and $60,252 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in depreciation expense.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Future lease payments under the capital leases are as follows:

Year Ending December 31,	Amount

2008	$108,379
2009	76,270

Total payments	184,649
Less: portion representing interest	(24,165)

Principal portion	160,484
Less: current portion	(89,524)

Long-term portion	$70,960

Future maturities of capital lease obligations are as follows:

Year Ending December 31,	Amount

2008	$89,524
2009	70,960

Total	$160,484

Current maturities of long-term obligations include $10,499 of principal on an equipment loan with monthly payments of approximately $2,424. The loan is scheduled to be re-paid in April 2008.

NOTE 7:	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, the Company leases office space of approximately 14,930 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009.

The Company also leases equipment under a non-cancelable operating lease that requires minimum monthly payments of $769 through October 2012.

Rent expense under the operating leases was $434,356, $90,101 and $98,179 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations

2008	$382,075
2009	333,809
2010	204,730
2011	200,706
2012	192,472
Thereafter	15,398

Total future minimum obligations	$1,329,190

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Remaining Lease Obligation

On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The lease accrual was charged to rent in general and administrative expenses. The remaining liability at December 31, 2007 was $170,793. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even though the Company has not entered into a sublease to date. Other costs included in the fair value measurement are the amortization of the remaining book values of the leasehold improvements on the premises and the listing agent fee paid on the property. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

	September 30,	Adjustments	December 31,
	2007	to Estimates	2007

Costs to be incurred:
Existing rental payments	$168,188	$(19,401)	$148,787
Expected operating	$66,430	$(3,065)	$63,365
Unamortized leasehold improvements	$90,397	$(10,430)	$79,967
Listing agent fee	$34,398	$(3,969)	$30,429
Sublease receipts
Expected sublease rental income	$84,094	$(9,700)	$74,394
Expected reimbursement of operating costs	$66,430	$(3,065)	$63,365

As of December 31, 2007, the Company had incurred costs of $38,814 in rent for the former office space since vacating the property. Also, the former office space has not been subleased as of December 31, 2007, but the Company is actively searching for a sub lessee. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of 8 percent. The costs listed above have been aggregated in the general and administrative line of the consolidated statement of operations.

Litigation

The Company was not party to any material legal proceedings as of February 29, 2008.

NOTE 8:	SHAREHOLDERS’ EQUITY (DEFICIT)

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Initial Public Offering

On November 30, 2006, the Company sold 5,175,000 shares of common stock at $4.00 per share in an initial public offering pursuant to a registration statement on Form SB-2, which was declared effective by the SEC on November 27, 2006. The Company obtained approximately $18.0 million in net proceeds as a result of this offering.

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

Warrants issued to non-employees during the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	2,228,930	$4.99	567,600	$9.25	412,446	$9.57
Granted	—	—	1,666,386	3.78	183,637	8.45
Exercised	(355,143)	3.18	(556)	0.45	—	—
Expired	(7,916)	17.21	(4,500)	43.61	(28,483)	3.38

Outstanding at end of year	1,865,871	$5.28	2,228,930	$4.99	567,600	$9.25

Non-exercisable	—		(450,000)	4.80	—

Outstanding and exercisable at end of year	1,865,871	$5.28	1,778,930	$5.03	567,600	$9.25

The Company issued a warrant to purchase 450,000 shares of common stock to the Company’s underwriter, Feltl and Company. The warrant became exercisable on November 27, 2007.

As of December 31, 2007, 2006 and 2005, the weighted average contractual life of the outstanding warrants was 3.03 years, 4.08 years and 3.69 years, respectively.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2007	2006	2005

Expected life	N/A	3 — 5 Years	3 — 5 Years
Dividend yield	N/A	0%	0%
Expected volatility	N/A	61.718%	61.718%
Risk-free interest rate	N/A	5.0%	5.0%

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company issued common stock purchase warrants pursuant to contractual agreements to certain non-employees. Warrants granted under these agreements are expensed when the related service or product is provided. Total expense recognized for non-employee granted warrants for interest expense and other services was $0, $0 and $86,270 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 9:	STOCK-BASED COMPENSATION AND BENEFIT PLANS

Warrants

The Company has issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vested immediately and have exercise periods of five years.

Warrants issued to employees during the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	380,374	$6.06	329,337	$6.31	137,522	$3.08
Granted	—	—	51,037	9.00	191,815	8.63
Exercised	(15,944)	1.62	—	—	—	—
Expired	(1,111)	22.50	—	—	—	—

Outstanding and exercisable at end of year	363,319	$6.21	380,374	$6.06	329,337	$6.31

The Company recorded $0, $185,719 and $78,770 of compensation expense for warrants granted to employees during the years ended December 31, 2007, 2006 and 2005, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to employee common stock warrants outstanding and exercisable at December 31, 2007 was as follows:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value

$0.09 - $ 2.24	41,667	0.67 Years	$0.09	$117,501
$2.25 - $ 6.74	57,022	1.68 Years	2.25	37,635
$6.75 - $ 8.99	119,444	2.12 Years	6.75	—
$9.00 - $11.24	145,186	3.12 Years	9.07	—

	363,319	2.28 Years	$6.21	$155,135

During 2005, the Company issued warrants to employees to purchase 51,667 shares of the Company’s common stock at an exercise price of $13.50 per share. Also during 2005, the Company issued warrants to non-employees to purchase 51,667 shares of the Company’s common stock at an exercise price of $13.50 per share. The exercise price was changed to $9.00 per share during March 2006. The Company recognized $81,126 of expense during 2006 related to the repricing of these warrants.

Stock options

Amended and Restated 2006 Equity Incentive Plan

On March 30, 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (the “EIP”) which was approved by the Company’s shareholders on February 2, 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was 1,000,000 shares. On November 15, 2007, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 1,750,000. The EIP expires on March 30, 2016. As of December 31, 2007, there were 628,907 shares available for future awards under the Amended and Restated 2006 Equity Incentive Plan.

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

2006 Non-Employee Director Stock Option Plan

On April 14, 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders on February 2, 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board is automatically entitled to a grant of an option for the purchase of 40,000 shares of common stock, 10,000 of which vest and become exercisable on the date of grant, and additional increments of 10,000 shares become exercisable and vest upon each director’s

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

reelection to the board. The number of shares originally reserved for awards under the DSOP was 510,000 shares. Options are required to be granted at fair market value. As of December 31, 2007, there were 310,000 shares available for future awards under the 2006 Non-Employee Director Stock Option Plan.

The Company values the options using the Black-Scholes pricing model. The options vest over a four year period and have exercise periods of five years.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance, December 31, 2005	—	$—
Granted	553,333	4.00
Exercised	—	—
Forfeited or expired	(90,000)	4.00

Balance, December 31, 2006	463,333	$4.00
Granted	905,660	4.99
Exercised	(1,000)	6.02
Forfeited or expired	(53,900)	4.79

Balance, December 31, 2007	1,314,093	$4.65

Information with respect to employee common stock options outstanding and exercisable at December 31, 2007 is as follows:

	Stock Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of Exercise	Number	Remaining	Average	Intrinsic	Options	Average	Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value

$2.80 - $2.80	270,000	5.0 Years	$2.80	$29,700	—	$—	$—
$4.00 - $4.00	433,333	3.2 Years	4.00	—	216,667	4.00	—
$5.65 - $6.42	524,760	4.0 Years	5.76	—	18,210	6.18	—
$6.50 - $7.38	86,000	4.6 Years	6.90	—	—	—	—

	1,314,093	4.0 Years	$4.65	$29,700	234,877	$4.17	$—

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Expense Information under SFAS 123R

On January 1, 2006, the Company adopted SFAS 123R which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants for the years ended December 31, 2007 and 2006 follows:

	2007	2006

Stock-based compensation costs included in:
Sales and marketing expenses	$125,746	$65,729
Research and development expenses	86,459	—
General and administrative expenses	954,966	721,485

Total stock-based compensation expenses	$1,167,171	$787,214

At December 31, 2007, there was approximately $2,968,481 of total unrecognized compensation expense related to unvested share-based awards. The expense will be recognized ratably over the next 4 years and will be adjusted for any future changes in estimated forfeitures.

Prior to the adoption of SFAS 123R, had compensation cost for the grants issued by the Company been determined based on grant date fair value consistent with the fair value method of SFAS 123, the Company’s cash flows would have remained unchanged; however, net loss and loss per common share would have been increased for the year ended December 31, 2005 to the pro forma amounts indicated below:

2005

Net Loss:
As reported	$(4,789,925)
Add: Stock-based compensation included in net loss	—
Deduct: Stock based compensation determined under fair value based method for all awards	(13,880)

Pro forma net loss	$(4,803,805)

Basic and diluted loss per common share:
As reported	$(7.18)

Pro forma	$(7.21)

Valuation Information under SFAS 123R

For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $3.29 and $3.76 per share for 2007 and 2006, respectively. These values were calculated using the following weighted average assumptions:

	2007	2006

Expected life	3.64 Years	5.00 Years
Dividend yield	0%	0%
Expected volatility	97.2%	61.7%
Risk-free interest rate	4.6%	5.0%

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The expected life of stock options represents the weighted-average period the stock

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

options are expected to remain outstanding. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The Company used a weighted average of other publicly traded stock volatility for remaining expected term of the options granted. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan under which 300,000 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. The first purchase date under the plan will be June 30, 2008.

Employee Benefit Plan

In 2007, the Company offered a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match. Amounts charged to expense related to administrative cost of this plan were $3,950 in 2007.

NOTE 10:	SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company views its operations and manages its business as one reportable segment, providing digital signage solutions to a variety of companies, primarily in its targeted vertical markets. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiary operating in Canada.

Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2007	2006	2005

United States	$5,529,381	$2,780,929	$710,216
Canada	455,532	364,460	—

Total Sales	$5,984,913	$3,145,389	$710,216

Geographic segments of property and equipment and intangible assets are as follows:

	2007	2006

Property and equipment, net:
United States	$1,425,351	$523,838
Canada	355,039	—

Total	$1,780,390	$523,838

Intangible assets, net:
United States	$—	$—
Canada	3,174,804	—

Total	$3,174,804	$—

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

A significant portion of the Company’s revenues are derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Year Ended December 31,
Customer	2007	2006	2005

NewSight Corporation	42.5%	*	*
Chrysler (BBDO Detroit/Windsor)	18.3%	*	*
Marshall Special Asset Group, Inc.	*	15.9%	*
BigEye Productions	*	11.6%	*
Sealy Corporation	*	11.4%	*
Grand Casino Hinckley	*	*	10.0%

	60.8%	38.9%	10.0%

*	Sales from these customers were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2007, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	Year Ended December 31,
Customer	2007	2006

NewSight Corporation	57.4%	*
Chrysler (BBDO Detroit/Windsor)	15.6%	*
BigEye Productions	*	17.7%
Frio River Consultants, Inc.	*	13.1%
Grand Casino Hinckley	*	11.5%
Richardson Electronics	*	11.4%

	73.0%	53.7%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period reported.

If NewSight (see Note 14) fails to make payment when due under its $2.3 million promissory note, the Company would seek to enforce the security agreement and utilize collateral to satisfy NewSight’s debt obligation to the Company. Although the Company believes that the security agreement with NewSight is valid and enforceable, that the subordination agreement with Prentice Capital Management provides the Company with a first priority position with respect to the collateral, and that the financing statement the Company filed with the Delaware Secretary of State is valid and enforceable, NewSight’s debt obligation to the Company might not be fully collectible. Although the Company believes that no valuation allowance is presently necessary for the NewSight net receivable balance of $2.3 million due to its estimate of the value of the collateral, including collateral held in warehouses and its estimate of the value of the hardware composing the Meijer Network, in the case of insolvency by NewSight, the Company may not be able to fully recover the amount of the note receivable, which could adversely affect the Company’s financial position.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 11:	INCOME TAXES

There is no current or deferred tax provision or benefit for the years ended December 31, 2007 and 2006.

The Company has not provided for U.S. taxes on the loss of $632,627 incurred by its Canadian wholly owned subsidiary from August 16, 2007 to December 31, 2007. If some or all of the undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2007	2006

Current asset:
Allowance for doubtful accounts	$30,000	$10,000
Property and equipment	(62,000)	(28,000)
Accrued expenses	35,000	11,000
Non-current asset:
Net foreign carryforwards	240,000	—
Net operating loss carryforwards	11,996,000	9,881,000

Deferred tax asset	12,239,000	9,874,000
Less: valuation allowance	(12,239,000)	(9,874,000)

Net deferred tax asset	$—	$—

Deferred tax liabilities and deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2007, the Company had federal net operating loss (NOL) carryforwards of approximately $30,700,000, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of $28,600,000, which will begin to expire in 2020. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.

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

In September 2005, the FASB approved EITF Issue 05-8. “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary basis for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-5 was effective for financial statements for periods beginning after December 15, 2005. The Company applied EITF 05-8 to the 2006 issuance of convertible debt and has no differences in book and tax basis and no deferred tax liability as of December 31, 2007. The Company reduced its net operating loss carryover and valuation allowance by approximately $2.3 million for the non-deductibility of the beneficial conversion feature recorded in 2006.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and FIN 48 had no effect on shareholders’ equity. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2007, the Company had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for years 2004-2007.

The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2007	2006	2005

Income tax provision:
Deferred:
Federal	$(2,895,000)	$(3,096,000)	$(1,617,000)
State	(468,000)	(589,000)	(307,000)
Foreign	(240,000)	—	—
Change in valuation allowance	3,603,000	3,685,000	1,924,000

Total income tax expense (benefit)	$—	$—	$—

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

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year Ended December 31,
	2007	2006	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.6)	(6.5)	(6.5)
Foreign rate differential	(0.3)	—	—
Stock-based compensation	3.6	—	—
Other	(0.4)	(0.1)	0.3
Change in valuation allowance	35.7	40.6	40.2

	—%	—%	—%

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 12:	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31

2007
Sales	$196,436	$3,054,863	$1,123,933	$1,609,681
Gross profit	93,173	1,181,839	414,168	403,366
Loss from operations	(3,191,491)	(1,248,763)	(2,831,425)	(4,043,345)
Net loss	(3,050,565)	(979,711)	(2,382,524)	(3,673,588)
Net loss per share — basic and diluted	$(0.31)	$(0.09)	$(0.17)	$(0.25)
2006
Sales	$601,566	$332,660	$983,188	$1,227,975
Gross profit	374,376	125,917	651,857	447,972
Loss from operations	(1,282,443)	(1,168,549)	(561,315)	(1,306,024)
Net loss	(1,932,643)	(2,225,651)	(2,159,991)	(8,469,450)
Net loss per share — basic and diluted	$(2.46)	$(2.80)	$(2.53)	$(2.33)

NOTE 13:	INTEREST EXPENSE AND FINANCING ACTIVITIES

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Bank Lines of Credit and Notes Payable

Lines of credit — bank

During 2005, the Company entered into three unsecured revolving line of credit financing agreements with a bank that provided aggregate borrowings of up to $750,000. These lines were repaid and expired during 2006. The lines were unsecured with unlimited personal guarantees of three shareholders. Interest was payable monthly at 1.5% over the bank’s base rate (effective annual rate of 8.25% at December 31, 2005).

Short-term note payable — shareholder

During 2005, the Company entered into a short-term note payable to a shareholder that provided for borrowings of $100,000. The agreement required interest payments of 10% per year at maturity. The note matured in February 2006. As consideration for the note, the shareholder received a warrant to purchase 2,778 shares of the Company’s common stock at $9.00 per share within five years of the note agreement date. The fair value of the warrant granted was calculated at $12,465 using the Black-Scholes model. The Company reduced the carrying value of the notes by amortizing the fair value of warrants granted in connection with the note payable over the original term of the note as additional interest expense.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

these debt modifications aggregating $367,153 which has been included in other income (expense) on the statement of operations for the year ended December 31, 2006.

During July 2006, the related parties converted the notes and the interest accrued to date into convertible bridge notes.

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

The Company issued the related parties warrants to purchase 39,492 shares of the Company’s common stock at $9.00 per share within five years from the advance date. The fair value of the warrants granted was calculated at $155,127 using the Black-Scholes model. Since the advances were due upon payment of accounts receivable, the Company expensed the value of the warrants on the date of issuance.

There were no amounts due under these borrowings as of December 31, 2007, 2006 and 2005. During the years ended December 31, 2006 and 2005, the Company borrowed and repaid $149,216 and $431,208, respectively pursuant to this agreement. The net book value of the receivables sold was equal to the proceeds the Company borrowed and repaid. The Company terminated the agreement as of December 31, 2006.

Long-Term Notes Payable

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

As consideration for entering into the agreements, the note holders also received shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. As of December 31, 2007, the note holders had received a total of 103,659 shares of the Company’s common stock and warrants to purchase 208,209 shares of the Company’s common stock at $9.00 per share within terms ranging from two to five years from the note agreement date. The Company valued the common stock at $186,630 ($1.80 per share) based on an internal valuation of the Company’s common stock during July 2004 in the absence of stock transactions. The fair value of the warrants granted was calculated at $110,064 using the Black-Scholes model.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note as additional interest

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

expense. As of December 31, 2005, all of the convertible bridge notes payable had been extended to five year maturities without consideration. The remaining debt discount to be amortized was $0 at December 31, 2005.

In March 2006, the holders of convertible bridge notes totaling $1,238,923 agreed to convert their notes into shares of the Company’s common stock after the initial public offering of the Company’s stock at $3.20 per share. As a result, the Company recorded an expense of $447,379 for the inducement to convert the debt, which was recorded as additional interest expense.

Note payable to customer

In March 2006, the Company signed a note payable with the counterparty in its restaurant industry license agreement for repayment of $384,525 of fees the Company collected and had recorded as deferred revenue. The note was unsecured and required varying monthly payments, including interest at 10% per year. The note was repaid in December 2006.

Long-Term Notes Payable — Related Parties

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

As consideration for the loans, the lenders received shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. As of December 31, 2006, the note holders received a total of 36,106 shares of the Company’s common stock and warrants to purchase 82,895 shares of the Company’s common stock at $9.00 per share within terms ranging from two to five years from the note agreement date. The Company valued the common stock at $65,000 ($1.80 per share) based on an internal valuation of the Company’s common stock during July 2004 in the absence of stock transactions. The fair value of the warrant granted was calculated at $30,374 using the Black-Scholes model.

The Company reduced the carrying value of the notes by amortizing the fair value of common stock and warrants granted in connection with the notes payable over the term of each original note. As of December 31,

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Warrants

See Note 8 for further information regarding the assumptions used to calculate fair value of warrants issued in 2006 and 2005.

NOTE 14:	SUBSEQUENT EVENTS

Agreements with NewSight

On January 7, 2008, the Company entered into a letter agreement with NewSight (the “Letter Agreement”), pursuant to which the outstanding $2.3 million promissory note (the “Note”) will mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) March 31, 2008. Under the Letter Agreement, the Company agreed to credit NewSight customer deposits aggregating $277,488 against the amount payable under the Note, retroactive to its date of issuance. The Letter Agreement also provides that the amount due under the Note will be due and payable immediately upon the occurrence of one or more of the following events: (1) termination of NewSight’s relationship with its investment banker; (2) NewSight’s breach of or default under any agreement by and between New Sight and the Company, including the Letter Agreement; or (3) NewSight’s completion of a financing transaction which yields gross proceeds of at least $5,000,000, excluding any financing solely from Prentice Capital Management, L.P. or its affiliates. The Letter Agreement specifies that no additional credit will be extended to NewSight by the Company pursuant to the Note.

Pursuant to the terms of the Letter Agreement, NewSight and the Company terminated (1) the physician office agreement pursuant to which the Company had been selected to develop the “NewSight On Health” physicians network consisting of approximately 2,000 physician offices throughout the U.S., (2) the Pyramid Mall agreement pursuant to which the Company was to develop NewSight’s Pyramid Mall network consisting of approximately 13 large upscale malls, and (3) the 3-D software development agreement pursuant to which the Company had been engaged to enhance NewSight’s software development initiatives for its 3-D media technology. NewSight agreed to pay the Company $175,000, representing the amount due to us under the 3-D software development agreement. NewSight paid $75,000 in January 2008, and the remaining $100,000 was added to the principal balance of the Note. As a result of this addition and the above-referenced customer deposit credits, the current principal balance of the Note is $2,339,979.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).
4.1	See exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
4.3	Form of Current Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.4	Form of Previous Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on October 2, 2007 (File No. 001-33169)).
10.2	Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).
10.3	Employment Agreement, dated as of April 1, 2006, between the Registrant and Jeffrey C. Mack (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.4	Employment Agreement, dated as of April 1, 2006, between the Registrant and Scott W. Koller (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.5	Employment Agreement, dated as of April 1, 2006, between the Registrant and John A. Witham (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.6	Amended and Restated Employment Agreement, dated as of December 13, 2006 between the Registrant and Brian S. Anderson (incorporated by reference to our Current Report on Form 8-K/A filed on December 15, 2006 (File No. 001-33169)).
10.7	Sale and Purchase Agreement, dated July 11, 2006, between Sealy Corporation and the Registrant (incorporated by reference to our Pre-Effective Amendment No. 4 to Form SB-2 filed on November 22, 2006 (File No. 333-136972)).
10.8	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.9	Form of Incentive Stock Option Agreement Granted under the 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.10	Letter Amendment, dated October 5, 2006, to the Sale and Purchase Agreement between Sealy Corporation and the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
10.11	Form of Option Agreement Granted under the Wireless Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to Pre-Effective Amendment No. 2 to our Form SB-2 filed on October 30, 2006 (File No. 333-136972)).
10.12	Hardware Partnership Agreement, dated September 14, 2006, by and between Richardson Electronics Ltd. and the Registrant (incorporated by reference to Pre-Effective Amendment No. 3 to our Form SB-2 filed on November 7, 2006 (File No. 333-136972)).

E-1

Exhibit
Number	Description

10.13	Amendment to Sale and Purchase Agreement, dated as of January 24, 2007, between the Registrant and Sealy Corporation (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2007 (File No. 001-33169)).
10.14	Mutual Termination, Release and Agreement, dated February 13, 2007, between the Registrant and The Marshall Special Assets Group, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2007 (File No. 001-33169)).
10.15	Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).
10.16	Underwriting Agreement by and between the Registrant, ThinkEquity Partners, LLC and Feltl and Company, Inc., as Representatives of the several underwriters dated June 13, 2007 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 14, 2007 (File No. 333-143725)).
10.17	Stock Purchase Agreement by and between the Company, Robert Whent, Alan Buterbaugh and Marlene Buterbaugh, dated August 1, 2007 (incorporated by reference to our Current Report on Form 8-K filed on August 3, 2007 (File No. 001-33169)).
10.18	Wireless Ronin Technologies, Inc. 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on October 2, 2007 (File No. 001-33169)).
10.19	Digital Signage Agreement by and between the Registrant and NewSight Corporation, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.20	Security Agreement by and between the Registrant and NewSight Corporation, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.21	Subordination Agreement by and between the Registrant and Prentice Capital Management, LP, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.22	Secured Promissory Note from NewSight Corporation, Maker, to the Registrant, Payee, dated October 8, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.23	Letter Agreement by and between the Registrant and NewSight Corporation, dated January 7, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2008 (File No. 001-33169)).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signature Page).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

E-2