Form 10-Q
period 2008-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2008-05-09
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-33169
Wireless Ronin Technologies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1967918 (I.R.S. Employer Identification No.)
5929 Baker Road, Suite 475, Minnetonka MN 55345
(Address of principal executive offices, including zip code)
(952) 564-3500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
     As of May 1, 2008, the registrant had 14,544,593 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,436,844	$14,542,280
Marketable securities — available for sale	14,220,141	14,657,635
Accounts receivable, net of allowance of $93,533 and $84,685	3,472,996	4,135,402
Income tax receivable	146,766	231,328
Inventories	621,703	539,140
Prepaid expenses and other current assets	836,104	817,511

Total current assets	30,734,554	34,923,296
Property and equipment, net	2,052,143	1,780,390
Intangible assets, net	2,911,620	3,174,804
Restricted cash	450,000	450,000
Other assets	38,057	40,217

TOTAL ASSETS	$36,186,374	$40,368,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$80,392	$100,023
Accounts payable	1,302,009	1,387,327
Deferred revenue	1,211,439	1,252,485
Accrued purchase price consideration	999,974	999,974
Accrued liabilities	805,614	869,759

Total current liabilities	4,399,428	4,609,568
Capital lease obligations, less current maturities	52,055	70,960

TOTAL LIABILITIES	4,451,483	4,680,528

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000,000 shares authorized; 14,544,260 and 14,537,705 shares issued and outstanding	145,443	145,377
Additional paid-in capital	79,137,714	78,742,311
Accumulated deficit	(47,717,354)	(43,520,098)
Accumulated other comprehensive income	169,088	320,589

Total shareholders’ equity	31,734,891	35,688,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,186,374	$40,368,707

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Sales
Hardware	$763,293	$36,105
Software	98,291	62,742
Services and other	1,071,930	97,589

Total sales	1,933,514	196,436

Cost of sales
Hardware	635,020	50,129
Services and other	899,776	53,134

Total cost of sales	1,534,796	103,263

Gross profit	398,718	93,173

Operating expenses:
Sales and marketing expenses	1,219,794	624,649
Research and development expenses	454,360	249,431
General and administrative expenses	3,186,707	1,756,589
Termination of partnership agreement	—	653,995

Total operating expenses	4,860,861	3,284,664

Operating loss	(4,462,143)	(3,191,491)

Other income (expenses):
Interest expense	(7,197)	(10,881)
Interest income	272,084	153,298
Other	—	(1,491)

Total other income	264,887	140,926

Net loss	$(4,197,256)	$(3,050,565)

Basic and diluted loss per common share	$(0.29)	$(0.31)

Basic and diluted weighted average shares outstanding	14,544,181	9,832,288

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net loss	$(4,197,256)	$(3,050,565)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	113,295	66,366
Amortization of acquisition-related intangibles	137,651	—
Allowance for doubtful receivables	9,120	—
Stock-based compensation expense	395,219	596,020
Change in operating assets and liabilities:
Accounts receivable	617,569	(1,520)
Income tax receivable	76,908	—
Inventories	(82,564)	(68,573)
Prepaid expenses and other current assets	(20,369)	14,940
Other assets	1,350	2,500
Accounts payable	(78,351)	(337,361)
Deferred revenue	(34,260)	829,310
Accrued liabilities	(59,551)	(215,576)

Net cash used in operating activities	(3,121,239)	(2,164,459)
Investing activities
Purchases of property and equipment	(403,542)	(151,416)
Purchases of marketable securities	(6,754,422)	(1,499,439)
Sales of marketable securities	7,215,556	—

Net cash provided by (used in) investing activities	57,592	(1,650,855)
Financing activities
Payments on capital leases	(38,309)	(23,915)
Proceeds from exercise of warrants and stock options	249	32,000

Net cash (used in) provided by financing activites	(38,060)	8,085

Effect of exchange rate changes on cash	(3,729)	—

Decrease in cash and cash equivalents	(3,105,436)	(3,807,229)
Cash and cash equivalents, beginning of period	14,542,280	8,273,388

Cash and cash equivalents, end of period	$11,436,844	$4,466,159

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the “Company”) has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The consolidated financial statements include all wholly and majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2008.
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
Summary of Significant Accounting Policies
     Further information regarding the Company’s significant accounting policies can be found in the Company’s most recent Annual Report filed on Form 10-KSB for the year ended December 31, 2007.
1. Revenue Recognition
     The Company recognizes revenue primarily from these sources:
•	Software and software license sales

•	System hardware sales

•	Professional service revenue

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•	Software development services

•	Software design and development services

•	Implementation services

•	Maintenance and support contracts
     The Company applies the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables.”
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
      Software design and development services
     Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.
     Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.
     Uncompleted contracts are as follows:

March 31,
2008
Cost incurred on uncompleted contracts	$119,655
Estimated earnings	307,836

427,491
Less: billings to date	(557,524)

$(130,033)

      Implementation services
Implementation services revenue is recognized when installation is completed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
2. Accounts Receivable
     Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 9 for further information on security and collateral related to certain outstanding receivables at March 31, 2008.
3. Software Development Costs
     FASB Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2008 or 2007. Software development costs have been recorded as research and development expense.
4. Accounting for Stock-Based Compensation
     In the first quarter of 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
     See Note 8 for further information regarding the Company’s stock-based compensation.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, valuation allowance for deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded intangible assets. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the Company’s results of operations or financial position.
     During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which delays the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. See Note 3 to the consolidated financial statements for further discussion.
     During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS 141 (Revised 2007) for acquisitions that occur on or after January 1, 2009.
     During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations or financial position.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
     The following tables provide details of selected financial statement items:
INVENTORIES

	March 31,	December 31,
	2008	2007
Finished goods	$331,344	$318,451
Work-in-process	290,359	220,689

Total inventories	$621,703	$539,140

     The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	December 31,
	2008	2007
Deferred project costs	$524,505	$476,679
Prepaid expenses	311,599	340,832

Total prepaid expenses and other current assets	$836,104	$817,511

     Deferred project costs represent incurred costs to be recognized as cost of sales once all revenue recognition criteria have been met.
PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2008	2007
Leased equipment	$380,908	$380,908
Equipment	1,048,983	923,549
Leasehold improvements	325,387	313,021
Demonstration equipment	141,311	127,556
Purchased software	430,836	226,003
Furniture and fixtures	576,987	581,355

Total property and equipment	$2,904,412	$2,552,392
Less: accumulated depreciation	(852,269)	(772,002)

Net property and equipment	$2,052,143	$1,780,390

OTHER ASSETS
     Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
DEFERRED REVENUE

	March 31,	December 31,
	2008	2007
Deferred customer billings	$950,065	$950,066
Deferred software maintenance	79,954	90,197
Customer deposits	135,360	166,162
Deferred project revenue	46,060	46,060

Total deferred revenue	$1,211,439	$1,252,485

ACCRUED LIABILITIES

	March 31,	December 31,
	2008	2007
Compensation	$436,769	$590,737
Accrued remaining lease obligations	149,968	170,793
Accrued rent	91,335	79,131
Sales tax and other	127,542	29,098

Total accrued liabilities	$805,614	$869,759

     See Note 6 for additional information on accrued remaining lease obligations.
COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain on investments. Comprehensive loss for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(4,197,256)	$(3,050,565)
Foreign currency translation adjustment	(175,141)	—
Unrealized gain on investments	23,640	27,533

Comprehensive loss	$(4,348,757)	$(3,023,032)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2008	2007
Cash paid for:
Interest	$6,310	$10,881

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT
     Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	March 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$10,753,849	—	$(413)	$10,753,436

Total included in cash and cash equivalents	10,753,849	—	(413)	10,753,436

Government and agency securities	14,087,068	133,073	—	14,220,141

Total included in marketable securities	14,087,068	133,073	—	14,220,141

Total available-for-sale securities	$24,840,917	$133,073	$(413)	$24,973,577

	December 31, 2007
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$14,045,738	43	(15)	14,045,766

Total included in cash and cash equivalents	14,045,738	43	(15)	14,045,766

Government and agency securities	14,569,367	89,931	(1,663)	14,657,635

Total included in marketable securities	14,569,367	89,931	(1,663)	14,657,635

Total available-for-sale securities	$28,615,105	$89,974	$(1,678)	$28,703,401

     The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. In accordance with SFAS No. 157, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:
     Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at March 31, 2008 includes money market funds of $10.8 million, which are included in cash and cash equivalents in the consolidated balance sheets and $14.2 million, which are included in marketable securities in the consolidated balance sheets.
     Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Company had no Level 2 financial assets measured at fair value on the consolidated balance sheets as of March 31, 2008.
     Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company had no Level 3 financial assets measured at fair value on the consolidated balance sheets as of March 31, 2008.
     The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of March 31, 2008.
NOTE 4: TERMINATION OF PARTNERSHIP AGREEMENT
     On February 13, 2007, the Company terminated its strategic partnership agreement with Marshall Special Assets Group, Inc. (“Marshall”) by signing a mutual termination, release and agreement. By entering into the mutual termination, release and agreement, the Company regained the rights to directly control its sales and marketing process within the gaming industry and will obtain increased margins in all future digital signage sales in such industry. Pursuant to the terms of the mutual termination, release and agreement, the Company paid Marshall $653,995 in consideration of the termination of all of Marshall’s rights under the strategic partnership agreement and in full satisfaction of any future obligations to Marshall under the strategic partnership agreement. Pursuant to the mutual termination, release and agreement, the Company will pay Marshall a fee in connection with sales of the Company’s software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum payment of $50,000 per year for the first three years. Marshall will pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users.
NOTE 5: ACQUISITIONS AND INTANGIBLE ASSETS
     On August 16, 2007, the Company closed the transaction contemplated by the Stock Purchase Agreement by and between the Company, and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (the “Sellers”). Pursuant to such closing, the Company purchased all of the Sellers’ stock in holding companies that owned McGill Digital Solutions, Inc. (“McGill”), based in Windsor, Ontario, Canada. The holding companies acquired from the Sellers and McGill were amalgamated into one wholly-owned subsidiary of the Company. The results of operations of McGill (now renamed Wireless Ronin Technologies (Canada), Inc., (“WRT Canada”)) have been included in the Company’s consolidated financial statements since August 16, 2007. The Company acquired McGill for its custom interactive software solutions used primarily for e-learning and digital signage applications. Most of WRT Canada’s revenue is derived from products and solutions provided to the automotive industry.
     The Company acquired the shares from the Sellers for cash consideration of $3,190,563, subject to potential adjustments, and 50,000 shares of the Company’s common stock. The Company also incurred $178,217 in direct costs related to the acquisition. In addition, the Company agreed to pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of the Company’s common stock if specified earn-out criteria are met. The earn-out criteria for 2007 was at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria had been met, 25% of the earn-out consideration would have been paid. The 2007 earn-out criteria were not met and no 2007 earn-out was paid. The earn-out criteria for 2008 consists of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50%. The Company has accrued the 2008 earn-out consideration of $999,974 as part of its valuation analysis which was completed in the fourth quarter of 2007.
     The purchase price of the acquisition consisted of the following:

Cash payment to sellers	$3,190,563
Transaction costs	178,217
Accrued purchase price consideration	999,974
Stock issuance	312,000

Total purchase price	$4,680,754

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has allocated the cost of the acquisition, as follows:

August 16,
2007
Current assets	$1,392,391
Intangible assets	3,221,652
Property and equipment	236,878

Total assets acquired	4,850,921

Current liabilities	151,075
Long-term liabilities	19,092

Total liabilities assumed	170,167

Net assets acquired	$4,680,754

Pro Forma Operating Results (Unaudited)
     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of McGill had occurred at January 1, 2007. The historical consolidated financial information has been adjusted to give effect to a decrease in interest income related to the amount paid as the purchase price to the former shareholders of McGill.

	Three Months Ended
	March 31,
	2008	2007
Sales	$1,933,514	$1,036,714
Loss from operations	(4,462,143)	(3,289,035)
Net loss	(4,197,256)	(3,213,960)
Basic and diluted loss per common share	$(0.29)	$(0.33)

Basic and diluted weighted average shares outstanding	14,544,181	9,882,288

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
     Other information relating to the capital lease equipment is as follows:

	March 31,	December 31,
	2008	2007
Cost	$380,908	$380,908
Less: accumulated amortization	(277,629)	(260,950)

Total	$103,279	$119,958

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Amortization expense for capital lease assets was approximately $17,000 and $27,000 for the three months ended March 31, 2008 and 2007, respectively, and is included in depreciation expense.
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
     The Company also leases equipment under a non-cancelable operating lease that requires minimum monthly payments of $769 through October 2012.
     Rent expense under the operating leases was $123,066 and $23,725 for the three months ended March 31, 2008 and 2007, respectively.
     Future minimum lease payments for operating leases are as follows:

At March 31, 2008	Lease Obligations
2008	$324,799
2009	333,809
2010	204,730
2011	200,706
2012	192,472
Thereafter	15,398

Total future minimum obligations	$1,271,914

Remaining Lease Obligation
     On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The lease accrual was charged to rent in general and administrative expenses. The remaining liability at March 31, 2008 was $149,968. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even though the Company has not entered into a sublease to date. Other costs included in the fair value measurement are the amortization of the remaining book values of the leasehold improvements on the premises and the listing agent fee paid on the property. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	Adjustments	March 31,
	2007	to Estimates	2008
Costs to be incurred:
Existing rental payments	$148,787	$(19,407)	$129,380
Expected operating	$63,365	$(8,265)	$55,100
Unamortized leasehold improvements	$79,967	$(10,431)	$69,536
Listing agent fee	$30,429	$(3,969)	$26,460

Sublease receipts
Expected sublease rental income	$74,394	$(9,704)	$64,690
Expected reimbursement of operating costs	$63,365	$(8,265)	$55,100
     As of March 31, 2008, the Company had incurred costs of $56,850 in rent for the former office space since vacating the property. Also, the former office space has not been subleased as of March 31, 2008, but the Company is actively searching for a sub-lessee. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of 8 percent. The costs listed above have been aggregated in the general and administrative line of the consolidated statement of operations.
Litigation
     The Company was not party to any material legal proceedings as of May 1, 2008.
NOTE 8: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Expense Information under SFAS 123R
     On January 1, 2006, the Company adopted SFAS 123R which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants follows:

	Three Months Ended
	March 31,
	2008	2007
Stock-based compensation costs included in:
Sales and marketing expenses	$50,483	$30,521
Research and development expenses	26,517	30,359
General and administrative expenses	318,219	535,140

Total stock-based compensation expenses	$395,219	$596,020

     At March 31, 2008, there was approximately $2,761,000 of total unrecognized compensation expense related to unvested share-based awards. The expense will be recognized ratably over the next 4 years and will be adjusted for any future changes in estimated forfeitures.
Valuation Information under SFAS 123R
     For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $2.64 and $3.74 per share for the three months ended March 31, 2008 and 2007, respectively. These values were calculated using the following weighted average assumptions:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Expected life	3.75 Years	3.57 Years
Dividend yield	0%	0%
Expected volatility	98.4%	97.0%
Risk-free interest rate	2.8%	5.0%
     The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The Company used a weighted average of other publicly traded stock volatility for remaining expected term of the options granted. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.
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
Employee Benefit Plan
     In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.
NOTE 9: SEGMENT INFORMATION AND MAJOR CUSTOMERS
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
     Net sales per geographic region, based on location of end customer, are summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
United States	$1,536,337	$147,161
Canada	393,038	49,275
Mexico	4,139	—

Total Sales	$1,933,514	$196,436

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Geographic segments of property and equipment and intangible assets are as follows:

	March 31,	March 31,
	2008	2007
Property and equipment, net:
United States	$1,512,681	$608,888
Canada	539,462	—

Total	$2,052,143	$608,888

Intangible assets, net:
United States	$—	$—
Canada	2,911,620	—

Total	$2,911,620	$—

     A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,
Customer	2008	2007
NewSight Corporation	*	21.2%
Chrysler (BBDO Detroit/Windsor)	34.0%	*
KFC	27.2%	*
BigEye Productions	*	24.2%
Frio River Consultants, Inc.	*	13.1%

	61.2%	58.5%

*	Sales from these customers were less than 10% of total sales for the period reported.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2008, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	March 31,	March 31,
Customer	2008	2007
NewSight Corporation	69.4%	21.2%
Chrysler (BBDO Detroit/Windsor)	12.2%	*
BigEye Productions	*	24.3%
Frio River Consultants, Inc.	*	13.1%

	81.6%	58.6%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period reported.
     If NewSight Corporation (“NewSight”) (see Note 11) fails to make payment when due under its $2.3 million promissory note, the Company would seek to enforce the security agreement and utilize collateral to satisfy NewSight’s debt obligation to the Company. Although the Company believes that the security agreement with NewSight is valid and enforceable, that the subordination agreement with Prentice Capital Management provides the Company with a first priority position with respect to the collateral, and that the financing statement the Company filed with the Delaware Secretary of State is valid and enforceable, NewSight’s debt obligation to the Company might not be fully collectible. Although the Company believes that no valuation allowance is

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
presently necessary for the NewSight net receivable balance of $2.3 million due to its estimate of the value of the collateral, including collateral held in warehouses and its estimate of the value of the hardware composing the Meijer Network, in the case of insolvency by NewSight, the Company may not be able to fully recover the amount of the note receivable, which could adversely affect the Company’s financial position.
NOTE 10: NET LOSS PER SHARE
     In accordance with SFAS No. 128, “Earnings Per Share,” (SFAS 128), basic net income (loss) per share for the three months ended March 31, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.
     The following table presents the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(4,197,256)	$(3,050,565)
Shares used in computing basic net loss per share	14,544,181	9,832,288
Outstanding dilutible stock options	—	—

Shares used in computing diluted net loss per share	14,544,181	9,832,288

Basic net loss per share	$(0.29)	$(0.31)
Diluted net loss per share	$(0.29)	$(0.31)
     Shares reserved for outstanding stock warrants and options totaling 3,630,545 and 3,602,019 for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computation of loss per share as their effect was antidilutive.
NOTE 11: SUBSEQUENT EVENTS
Agreements with NewSight
     In January 2008, the Company extended the maturity date of the Secured Promissory Note (the “Note”) issued by NewSight to the Company in October 2007. Pursuant to such extension, the Note was to mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) March 31, 2008. NewSight subsequently advised the Company that it was still in the process of raising capital, and requested that the maturity date of the Note be further extended.
     On April 4, 2008, the Company entered into a letter agreement with NewSight (the “Letter Agreement”) pursuant to which the Note will now mature on the first to occur of (1) May 30, 2008 or (ii) the completion of NewSight’s next financing transaction, generally excluding any financing solely from Prentice Capital Management, L.P. or its affiliates.
     Under the Letter Agreement, NewSight agreed to pay the Company a total of $59,517, in immediately available funds, representing the amount due for network operating and maintenance services the Company provided to NewSight in February and March 2008, and reimbursement of warehouse fees the Company paid for the storage of equipment owned by NewSight in which the Company has a security interest.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Letter Agreement provides that the amount due under the Note will be due and payable immediately upon the occurrence of one or more of the following events: (1) termination of NewSight’s relationship with its banker; (2) NewSight’s breach of or default under any agreement by and between NewSight and the Company, including the Letter Agreement (in each case after giving effect to any applicable cure periods described therein); (3) NewSight’s completion of a financing transaction which yields gross proceeds of at least $5,000,000, including any financing from Prentice Capital Management, L.P. or its affiliates; or (4) NewSight’s failure to pay the amount set forth above by the close of business on April 7, 2008. The Letter Agreement specifies that, except as the Company and NewSight may subsequently agree in writing, no additional credit will be extended to NewSight by the Company pursuant to the Note or on trade credit terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Our Expenses
     Our expenses are primarily comprised of three categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses include salaries and benefits for our sales associates and commissions paid on sales. This category also includes amounts spent on the hardware and software we use to prospect new customers including those expenses incurred in trade shows and product demonstrations. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our software products including RoninCast® and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.
Significant Accounting Policies and Estimates
     See Note 1, Nature of Operations and Summary of Significant Accounting Policies.

Results of Operations
     The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Operations information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
Sales	$1,933,514	100%	$196,436	100%	$1,737,078	884%
Cost of sales	1,534,796	79%	103,263	53%	1,431,533	1386%

Gross profit (loss)	398,718	21%	93,173	47%	305,545	328%
Sales and marketing expenses	1,219,794	63%	624,649	318%	595,145	95%
Research and development expenses	454,360	23%	249,431	127%	204,929	82%
General and administrative expenses	3,186,707	165%	1,756,589	894%	1,430,118	81%
Termination of partnership agreement	—	0%	653,995	333%	(653,995)	-100%

Total operating expenses	4,860,861	251%	3,284,664	1672%	1,576,197	48%

Operating loss	(4,462,143)	-231%	(3,191,491)	-1625%	(1,270,652)	40%
Other income (expenses):
Interest expense	(7,197)	0%	(10,881)	-6%	3,684	-34%
Interest income	272,084	14%	153,298	78%	118,786	77%
Other	—	0%	(1,491)	-1%	1,491	-100%

Total other income (expense)	264,887	14%	140,926	72%	123,961	88%

Net loss	$(4,197,256)	-217%	$(3,050,565)	-1553%	$(1,146,691)	38%

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
United States	$1,536,337	80%	$147,161	75%	$1,389,176	944%
Canada	393,038	20%	49,275	25%	343,763	698%
Mexico	4,139	0%	—	0%	4,139	413900%

Total Sales	$1,933,514	100%	$196,436	100%	$1,737,078	884%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Sales
     Our sales increased 884% or $1,737,078 to $1,933,514 for the three months ended March 31, 2008, compared to the same period in the prior year. Sales increased $1,018,300 resulting from our acquisition of McGill Digital Solutions, Inc. in August 2007, while hardware sales and installations increased approximately $597,000 and software, network hosting and other services increased approximately $122,000 due to the growth in our business.
Cost of Sales
     Our cost of sales increased 1,386% or $1,431,533 to $1,534,796 for the three months ended March 31, 2008 compared to the same period in the prior year. The increase in cost of sales was due to a higher mix of lower margin hardware sales.
Operating Expenses
     Our operating expenses increased 48% or $1,576,197 to $4,860,861 for the three months ended March 31, 2008 compared to the same period in the prior year. The acquisition of McGill accounted for approximately $912,000 of this increase in operating expenses for the three month period ended March 31, 2008. In addition, salaries and benefits increased approximately $742,000 directly related to our increase in headcount from 37 to 61 associates, partially offset by a decrease in stock compensation expense of approximately $201,000. Our rent and utilities increased approximately $61,000 for the three months ended March 31, 2008 due to moving to larger office space. We also increased our advertising costs by approximately $158,000 as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of approximately $414,000 for the three months ended March 31, 2008, largely due to the expense of being a public entity and growth of our business. Depreciation, insurance, telephone, travel and other expenses increased approximately $144,000 mainly due to the growth of our business. The increases above for the three months ended March 31, 2008 were partially offset by a decrease of approximately $654,000 related to the 2007 termination of a partnership agreement described below and in Note 4, Termination of Partnership Agreement.
     On February 13, 2007, we terminated a strategic partnership agreement with Marshall Special Assets Group, Inc., a company that provides financing services to the Native American gaming industry, by signing a Mutual Termination, Release and Agreement. We paid $654,000 in consideration of the termination of all rights under the strategic partnership agreement and in full satisfaction of any further obligations under the strategic partnership agreement. Going forward, we will pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay a percentage of the net invoice price for the sale of our software and hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. We will be reimbursed for 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.
Interest Expense
     Interest expense decreased by $3,684 to $7,197 from $10,881 for the three months ended March 31, 2008 compared to the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.
Interest Income
     Interest income increased by $118,786 for the three months ended March 31, 2008 compared to the same period in the prior year. The increase in interest income was due to significantly higher cash balances as a result of the follow-on offering we closed in June 2007.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2008, we had an accumulated deficit of $47,717,354. The cash flow used in operating activities was $3,121,239 and $2,164,459 for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used in operations was due to the increase in our net loss during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Investing Activities
     Net cash provided by investing activities was $57,592 in the three months ended March 31, 2008, versus cash used of $1,650,855 for the three months ended March 31, 2007. The increase in cash was due to net sales of marketable securities of $461,134 offset by purchases of capital equipment of $403,542 in the three months ended March 31, 2008. For the three months ended March 31, 2007, cash used in investing activities was due to net purchases of marketable securities of $1,499,439 and purchases of capital equipment of $151,416. Marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2008.
Financing Activities
     We have financed our operations primarily from sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the three months ended March 31, 2008 and 2007, these activities were insignificant.

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
Operating and Capital Leases
     At March 31, 2008, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and are currently attempting to sub-lease this facility through the expiration of our lease on November 30, 2009. In the third quarter of 2007, we recognized a liability for anticipated remaining net costs on this lease obligation. The remaining liability at March 31, 2008 was $149,968.
     The following table summarizes our obligations under contractual agreements as of March 31, 2008 and the time frame within which payments on such obligations are due.

Payment Due by Period
	Total				More
	Amount	Less Than			Than
Contractual Obligations	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (including interest)	$150,321	$74,051	$76,270	$—	$—
Operating Lease Obligations	1,271,913	324,798	538,539	393,178	15,398

Total	$1,422,234	$398,849	$614,809	$393,178	$15,398

     Based on our working capital position at March 31, 2008, we believe we have sufficient working capital to meet our current obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     We currently have outstanding approximately $132,000 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
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

Item 4. Controls and Procedures
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We were not party to any material legal proceedings as of May 1, 2008.
Item 1A. Risk Factors
     The discussion of our business and operations should be read together with the risk factors set forth in this document under “Cautionary Statement.” These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.
     The following risk factors, which were originally presented on our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, are hereby amended and restated:
Our operations and business are subject to the risks of an early stage company with limited revenue and a history of operating losses. We have incurred losses since inception, and we have had only nominal revenue. We may not ever become or remain profitable.
     Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $10,086,385 and $14,787,737 for the years ended December 31, 2007 and 2006, respectively, and a net loss of $4,197,256 for the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $47,717,354. We expect to increase our spending significantly as we continue to expand our infrastructure and our sales and marketing efforts and continue research and development.
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
     Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk with respect to a single note receivable and accounts receivable in general. The note receivable due from our largest customer amounted to $2.3 million as of March 31, 2008. As noted above, this customer has advised us of its re-prioritization of its planned digital signage implementations. In January 2008, we extended the maturity date of this promissory note pursuant to which it was scheduled to mature on the first to occur of (1) successful completion of this customer’s financing efforts, or (2) March 31, 2008. In April 2008, we further extended the maturity date of this promissory note. It is now scheduled to mature on the first to occur of (1) May 30, 2008 or (2) the completion of this customer’s next financing transaction (excluding financing solely from a particular party or its affiliates).
     In the case of insolvency by one of our significant customers, a note receivable or an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In addition, in the case of insolvency by our largest customer and notwithstanding the related security agreement pursuant to which we acquired a security interest in certain collateral, we may not be able to fully recover the amount of the note receivable, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.
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
     As of April 14, 2008, we had one U.S. patent and three U.S. and one Canadian patents pending relating to various aspects of our RoninCast® system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Our results of operations may depend upon selling our products to customers requiring large-scale rollouts and large-scale monitoring and maintenance, which we have not previously conducted.
     Our results of operations may depend upon selling our products to those companies, and within those industries, that have many sites that could benefit from digital signage systems. Digital signage systems installation projects deploying hundreds or even thousands of systems present significant technical and logistical challenges that we have not yet demonstrated our ability to overcome. Digital signage technology employs sophisticated hardware and software that constantly evolves. Sites into which digital signage systems may be installed vary widely, including such factors as interference with wireless networks, ambient light, extremes of temperature and other factors that may make each individual location unique. Managing the process of installing hundreds or thousands of dynamic, complicated digital signage systems into unique environments may present difficulties that we have not yet faced on projects performed to date with smaller numbers of digital signage systems. If our customers opt to engage us to provide system monitoring and maintenance services through our network operations center (“NOC”) on one or more large-scale implementations, we may not successfully or profitably monitor and maintain the hardware, software and content in a manner satisfactory to our customers or in compliance with our contractual obligations. The efficiency and effectiveness of NOC monitoring and maintenance are directly affected by our software and that software’s ability to monitor our customers’ systems. For large-scale implementations, we may need to further develop our software to facilitate efficient and effective system monitoring and maintenance. We cannot assure you that we will succeed in developing our software, digital signage systems, project management and infrastructure to successfully implement, monitor, manage and maintain large-scale implementation projects or ongoing operations. Our failure to do so could harm our business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 18, 2008, an accredited investor who held a five-year warrant for the purchase of 555 shares of common stock at $0.45 per share exercised such warrant. We obtained gross proceeds of $250 in connection with this warrant exercise. The proceeds of the exercise were applied to working capital for general corporate purposes.
     The foregoing issuance was made in reliance upon the exemption provided in Section 4 (2) of the Securities Act. The certificate representing such securities contains a restrictive legend preventing the sale, transfer, or other disposition, absent registration or an applicable exemption from registration requirements. The receipt of such securities received, or had access to, material information concerning our company, including, but limited to, our reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Securities and Exchange Commission. No discount or commission was paid in connection with the issuance of common stock upon exercise of such warrant.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     We are filing herewith a Cautionary Statement pursuant to the Private Securities Litigation Reform Act of 1995 for use as a readily available written document to which reference may be made in connection with forward-looking statements, as defined in such act. Such Cautionary Statement appears as Exhibit 99 to this report and is incorporated by reference herein.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.
Date: May 9, 2008	By:	/s/ John A. Witham
John A. Witham
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Letter Agreement by and between the Registrant and NewSight Corporation, dated January 7, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2008 (File No. 001-33169)).

10.2	Employment Agreement, dated as of August 16, 2007, between Wireless Ronin Technologies (Canada), Inc. and Robert W. Whent.

10.3	Employment Agreement, dated as of February 27, 2008, between the Registrant and Katherine A. Bolseth.

10.4	Letter Agreement by and between the Registrant and NewSight Corporation, dated April 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2008 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99	Cautionary Statement, dated May 9, 2008.