Form 10-Q
period 2008-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2008-08-08
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-33169
Wireless Ronin Technologies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     As of August 4, 2008, the registrant had 14,764,454 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,575,185	$14,542,280
Marketable securities — available for sale	13,279,757	14,657,635
Accounts receivable, net of allowance of $71,995 and $84,685	3,460,190	4,135,402
Income tax receivable	167,379	231,328
Inventories	676,528	539,140
Prepaid expenses and other current assets	941,227	817,511

Total current assets	27,100,266	34,923,296
Property and equipment, net	2,164,371	1,780,390
Intangible assets, net	2,800,005	3,174,804
Restricted cash	450,000	450,000
Other assets	38,287	40,217

TOTAL ASSETS	$32,552,929	$40,368,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$74,073	$100,023
Accounts payable	1,300,960	1,387,327
Deferred revenue	1,226,912	1,252,485
Accrued purchase price consideration	999,974	999,974
Accrued liabilities	1,306,230	869,759

Total current liabilities	4,908,149	4,609,568
Capital lease obligations, less current maturities	32,304	70,960

TOTAL LIABILITIES	4,940,453	4,680,528

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000,000 shares authorized; 14,754,454 and 14,537,705 shares issued and outstanding	147,545	145,377
Additional paid-in capital	79,961,526	78,742,311
Accumulated deficit	(52,676,790)	(43,520,098)
Accumulated other comprehensive income	180,195	320,589

Total shareholders’ equity	27,612,476	35,688,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,552,929	$40,368,707

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales
Hardware	$496,087	$2,484,133	$1,259,380	$2,520,238
Software	203,937	290,097	302,228	352,839
Services and other	896,199	280,633	1,968,129	378,222

Total sales	1,596,223	3,054,863	3,529,737	3,251,299

Cost of sales
Hardware	450,910	1,685,579	1,085,930	1,735,708
Services and other	1,083,431	187,445	1,983,207	240,579

Total cost of sales	1,534,341	1,873,024	3,069,137	1,976,287

Gross profit	61,882	1,181,839	460,600	1,275,012

Operating expenses:
Sales and marketing expenses	1,110,004	653,526	2,329,798	1,278,175
Research and development expenses	589,549	257,858	1,043,909	507,289
General and administrative expenses	3,480,262	1,519,218	6,666,969	3,275,807
Termination of partnership agreement	—	—	—	653,995

Total operating expenses	5,179,815	2,430,602	10,040,676	5,715,266

Operating loss	(5,117,933)	(1,248,763)	(9,580,076)	(4,440,254)

Other income (expenses):
Interest expense	(6,560)	(9,634)	(13,757)	(20,515)
Interest income	169,424	278,686	441,508	431,984
Other	(4,367)	—	(4,367)	(1,491)

Total other income	158,497	269,052	423,384	409,978

Net loss	$(4,959,436)	$(979,711)	$(9,156,692)	$(4,030,276)

Basic and diluted loss per common share	$(0.34)	$(0.09)	$(0.63)	$(0.40)

Basic and diluted weighted average shares outstanding	14,577,825	10,446,571	14,561,003	10,141,126

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net loss	$(9,156,692)	$(4,030,276)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	303,582	140,773
Amortization of acquisition-related intangibles	284,079	—
Allowance for doubtful receivables	(12,418)	50,981
Stock-based compensation expense	701,129	732,359
Change in operating assets and liabilities:
Accounts receivable	660,112	(1,242,587)
Income tax receivable	58,024	—
Inventories	(137,389)	3,743
Prepaid expenses and other current assets	(125,061)	67,613
Other assets	1,349	2,500
Accounts payable	(82,498)	370,227
Deferred revenue	(20,238)	248,097
Accrued liabilities	439,167	(56,515)

Net cash used in operating activities	(7,086,854)	(3,713,085)
Investing activities
Purchases of property and equipment	(699,219)	(558,422)
Purchases of marketable securities	(16,200,098)	(8,899,483)
Sales of marketable securities	17,573,199	9,517,167

Net cash provided by investing activities	673,882	59,262
Financing activities
Net proceeds from bank lines of credit and short-term notes payable	—	(450,000)
Payments on capital leases	(64,378)	(48,628)
Proceeds from exercise of warrants and stock options	338,899	440,171
Proceeds from issuance of common stock	181,353	27,302,930

Net cash provided by financing activites	455,874	27,244,473

Effect of exchange rate changes on cash	(9,997)	—

Increase (decrease) in cash and cash equivalents	(5,967,095)	23,590,650
Cash and cash equivalents, beginning of period	14,542,280	8,273,388

Cash and cash equivalents, end of period	$8,575,185	$31,864,038

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the “Company”) has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
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
     Uncompleted contracts are as follows:

June 30,
2008
Cost incurred on uncompleted contracts	$136,590
Estimated earnings	304,022

440,612
Less: billings to date	(451,614)

$(11,002)

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
2. Accounts Receivable
     Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 9 for further information on security and collateral related to certain outstanding receivables at June 30, 2008.

3. Software Development Costs
     FASB Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three and six months ended June 30, 2008 or 2007. Software development costs have been recorded as research and development expense.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not materially impact the Company’s results of operations or financial position.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not believe that the adoption of this statement will have a material effect on its results of operations or financial position.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on its results of operations or financial position.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
     The following tables provide details of selected financial statement items:
INVENTORIES

	June 30,	December 31,
	2008	2007
Finished goods	$325,962	$318,451
Work-in-process	350,566	220,689

Total inventories	$676,528	$539,140

     The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. No adjustments were made for the three or six months ended June 30, 2008 or 2007, respectively.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30,	December 31,
	2008	2007
Deferred project costs	$575,043	$476,679
Prepaid expenses	366,184	340,832

Total prepaid expenses and other current assets	$941,227	$817,511

     Deferred project costs represent incurred costs to be recognized as cost of sales once all revenue recognition criteria have been met.
PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2008	2007
Leased equipment	$380,908	$380,908
Equipment	1,272,470	923,549
Leasehold improvements	332,777	313,021
Demonstration equipment	149,992	127,556
Purchased software	486,290	226,003
Furniture and fixtures	580,151	581,355

Total property and equipment	$3,202,588	$2,552,392
Less: accumulated depreciation	(1,038,217)	(772,002)

Net property and equipment	$2,164,371	$1,780,390

OTHER ASSETS
     Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

	June 30,	December 31,
	2008	2007
Deferred customer billings	$1,029,795	$950,066
Deferred software maintenance	82,346	90,197
Customer deposits	16,564	166,162
Deferred project revenue	98,207	46,060

Total deferred revenue	$1,226,912	$1,252,485

ACCRUED LIABILITIES

	June 30,	December 31,
	2008	2007
Compensation	$1,030,597	$590,737
Accrued remaining lease obligations	128,723	170,793
Accrued rent	89,860	79,131
Sales tax and other	57,050	29,098

Total accrued liabilities	$1,306,230	$869,759

     See Note 6 for additional information on accrued remaining lease obligations.

COMPREHENSIVE LOSS
     Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain on investments. Comprehensive loss for the three and six months ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(4,959,436)	$(979,711)	$(9,156,692)	$(4,030,276)
Foreign currency translation adjustment	39,524	—	(135,617)	—
Unrealized loss on investments	(28,417)	(46,634)	(4,777)	(19,101)

Comprehensive loss	$(4,948,329)	$(1,026,345)	$(9,297,086)	$(4,049,377)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2008	2007
Cash paid for:
Interest	$11,397	$20,515
NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT
     Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	June 30, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$8,437,894	$—	$(23)	$8,437,871

Total included in cash and cash equivalents	8,437,894	—	(23)	8,437,871

Government and agency securities	13,217,506	62,251	—	13,279,757

Total included in marketable securities	13,217,506	62,251	—	13,279,757

Total available-for-sale securities	$21,655,400	$62,251	$(23)	$21,717,628

	December 31, 2007
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$14,045,738	$43	$(15)	14,045,766

Total included in cash and cash equivalents	14,045,738	43	(15)	14,045,766

Government and agency securities	14,569,367	89,931	(1,663)	14,657,635

Total included in marketable securities	14,569,367	89,931	(1,663)	14,657,635

Total available-for-sale securities	$28,615,105	$89,974	$(1,678)	$28,703,401

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
     Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at June 30, 2008 includes money market funds of $8.4 million, which are included in cash and cash equivalents in the consolidated balance sheets and $13.2 million, which are included in marketable securities in the consolidated balance sheets.
     Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Company had no Level 2 financial assets measured at fair value on the consolidated balance sheets as of June 30, 2008.
     Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company had no Level 3 financial assets measured at fair value on the consolidated balance sheets as of June 30, 2008.
     The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of June 30, 2008.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	$1,596,223	$3,797,812	$3,529,737	$4,834,527
Loss from operations	(5,117,933)	(1,422,905)	(9,580,076)	(4,711,940)
Net loss	(4,959,436)	1,196,913	(9,156,692)	(4,410,873)
Basic and diluted loss per common share	$(0.34)	$0.11	$(0.63)	$(0.43)

Basic and diluted weighted average shares outstanding	14,577,825	10,496,571	14,561,003	10,196,126

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
     Other information relating to the capital lease equipment is as follows:

	June 30,	December 31,
	2008	2007
Cost	$380,908	$380,908
Less: accumulated amortization	(294,308)	(260,950)

Total	$86,600	$119,958

     Amortization expense for capital lease assets was $16,679 and $26,825 for the three months ended June 30, 2008 and 2007, respectively, and $33,358 and $53,650 for the six months ended June 30, 2008 and 2007, respectively, and is included in depreciation expense.
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
     Rent expense under the operating leases was $114,071 and $25,690 for the three months ended June 30, 2008 and 2007, respectively, and $237,138 and $49,415 for the six months ended June 30, 2008 and 2007, respectively.
     Future minimum lease payments for operating leases are as follows:

At June 30, 2008	Lease Obligations
2008	$198,291
2009	333,810
2010	204,730
2011	200,706
2012	192,472
Thereafter	15,398

Total future minimum obligations	$1,145,407

Remaining Lease Obligation
     On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The lease accrual was charged to rent in general and administrative expenses. The remaining liability at June 30, 2008 was $128,723. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even though the Company has not entered into a sublease to date. Other costs included in the fair value measurement are the amortization of the remaining book values of the leasehold improvements on the premises and the listing agent fee paid on the property. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

	December 31,	Adjustments	June 30,
	2007	to Estimates	2008
Costs to be incurred:
Existing rental payments	$148,787	$(38,814)	$109,973
Expected operating costs	$63,365	$(16,530)	$46,835
Unamortized leasehold improvements	$79,967	$(20,861)	$59,106
Listing agent fee	$30,429	$(7,938)	$22,491

Sublease receipts
Expected sublease rental income	$74,394	$(19,407)	$54,987
Expected reimbursement of operating costs	$63,365	$(16,530)	$46,835
     As of June 30, 2008, the Company had incurred costs of $76,099 in rent for the former office space since vacating the property. Also, the former office space had not been subleased as of June 30, 2008, but the Company is actively searching for a sub-lessee. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of 8 percent. The costs listed above have been aggregated in the general and administrative line of the consolidated statements of operations.
Litigation
     The Company was not party to any material legal proceedings as of August 4, 2008.
NOTE 8: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Expense Information under SFAS 123R
     On January 1, 2006, the Company adopted SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation costs included in:
Sales and marketing expenses	$45,968	$26,905	$96,451	$57,426
Research and development expenses	11,259	19,685	37,776	50,044
General and administrative expenses	248,684	89,749	566,902	624,889

Total stock-based compensation expenses	$305,911	$136,339	$701,129	$732,359

     At June 30, 2008, there was approximately $2,253,000 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next four years and will be adjusted for any future changes in estimated forfeitures.
Valuation Information under SFAS 123R
     For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $3.39 and $5.05 per share for the three months ended June 30, 2008 and 2007, respectively. These values were calculated using the following weighted average assumptions:

	Three Months Ended
	June 30,
	2008	2007
Expected life	3.75 Years	3.45 to 3.75 years
Dividend yield	0%	0%
Expected volatility	98.4%	97.0 to 97.2%
Risk-free interest rate	1.5 to 3.0%	5.0%
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
2007 Associate Stock Purchase Plan
     In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300,000 shares were originally reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. The first purchase date under the plan took place June 30, 2008, in which approximately 74,000 shares were purchased.
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
     Net sales per geographic region, based on location of end customer, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$1,349,918	$3,013,522	$2,886,255	$3,160,683
Canada	246,305	41,341	639,343	90,616
Mexico	—	—	4,139	—

Total Sales	$1,596,223	$3,054,863	$3,529,737	$3,251,299

     Geographic segments of property and equipment and intangible assets are as follows:

	June 30,	December 31,
	2008	2007
Property and equipment, net:
United States	$1,511,067	$1,425,351
Canada	653,304	355,039

Total	$2,164,371	$1,780,390

Intangible assets, net:
United States	$—	$—
Canada	2,800,005	3,174,804

Total	$2,800,005	$3,174,804

     A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2008	2007	2008	2007
NewSight Corporation	*	72.4%	*	71.1%
Chrysler (BBDO Detroit/Windsor)	38.7%	*	25.3%	*
KFC	10.0%	*	19.4%	*
Bachman’s	11.8%	*	*	*

	60.5%	72.4%	44.7%	71.1%

*	Sales from these customers were less than 10% of total sales for the period reported.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2008, a significant portion of the Company’s accounts receivable was concentrated with one customer:

	June 30,	June 30,
Customer	2008	2007
NewSight Corporation	70.2%	75.6%

	70.2%	75.6%

     If NewSight Corporation (“NewSight”) (see Note 11) fails to make payment when due under its $2.3 million promissory note, the Company would seek to enforce the security agreement and utilize collateral to satisfy NewSight’s debt obligation to the Company. Although the Company believes that the security agreement with NewSight is valid and enforceable, that the subordination agreement with Prentice Capital Management provides the Company with a first priority position with respect to the collateral, and that the financing statement the Company filed with the Delaware Secretary of State is valid and enforceable, NewSight’s debt obligation to the Company might not be fully collectible. Although the Company believes that no valuation allowance is presently necessary for the NewSight net receivable balance of $2.5 million due to its estimate of the value of the collateral, including collateral held in warehouses and its estimate of the value of the hardware composing the Meijer Network, in the case of insolvency by NewSight, the Company may not be able to fully recover the amount of the note receivable, which could adversely affect the Company’s financial position.
NOTE 10: NET LOSS PER SHARE
     In accordance with SFAS No. 128, “Earnings Per Share,” (SFAS 128), basic net income (loss) per share for the three and six months ended June 30, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.
     The following table presents the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(4,959,436)	$(979,711)	$(9,156,692)	$(4,030,276)
Shares used in computing basic net loss per share	14,577,825	10,446,571	14,561,003	10,141,126
Outstanding dilutible stock options	—	—	—	—

Shares used in computing diluted net loss per share	14,577,825	10,446,571	14,561,003	10,141,126

Basic net loss per share	$(0.34)	$(0.09)	$(0.63)	$(0.40)
Diluted net loss per share	$(0.34)	$(0.09)	$(0.63)	$(0.40)
     Shares reserved for outstanding stock warrants and options totaling 3,356,952 and 3,487,489 at June 30, 2008 and 2007, respectively, were excluded from the computation of loss per share as their effect was antidilutive.
NOTE 11: OTHER EVENTS
Agreements with NewSight
     On June 5, 2008, the Company announced that it had entered into a letter agreement to further extend the maturity date of the Secured Promissory Note issued to it by NewSight Corporation in October 2007 (the “Note”).  Pursuant to the agreement, the maturity date of the Note has been extended to the earlier of (1) August 15, 2008, or (2) completion of NewSight’s next financing transaction, excluding any financing of less than $3,000,000 solely from Prentice Capital Management, L.P. or its affiliates.
     The letter agreement also provided that the Digital Signage Agreement dated May 25, 2007, with NewSight regarding CBL Mall Installations is terminated.  All other agreements with NewSight, including the Digital Signage Agreement regarding the Meijer stores network, effective Oct. 12, 2007 (the “Meijer Agreement”), and the Security Agreement with NewSight and Prentice Capital Management effective October 12, 2007, remain in full force and effect.
     NewSight has agreed to make payment in advance to Wireless Ronin for all services or goods requested by NewSight pursuant to any agreements now in force until all amounts due from NewSight to Wireless Ronin are paid in full.
     The letter agreement provides that the amount due under the note will be due and payable immediately upon the occurrence of one or more of the following events: (1) NewSight’s breach of or default under the Meijer Agreement, the Note, the Security Agreement, or the letter agreement extending the note maturity date (in each case after giving effect to any applicable cure periods described therein); or (2) NewSight’s completion of a financing transaction, excluding any financing of less than $3,000,000 solely from Prentice Capital Management or its affiliates. Termination by NewSight of its engagement agreement with Lazard Freres will not constitute a default under the Note. The letter agreement specifies that, except as Wireless Ronin and NewSight may subsequently agree in writing, no additional credit shall be extended to NewSight by Wireless Ronin pursuant to the Note or on trade credit terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in our Form 10-Q for the period ended March 31, 2008 under the caption “Cautionary Statement.”
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
Significant Accounting Policies and Estimates
     A discussion of the Company’s significant accounting policies was provided in Item 7 in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. There were no significant changes to these accounting policies during the first six months of 2008.

Results of Operations
     The following table sets forth, for the periods indicated, certain unaudited Consolidated Statements of Operations information:

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
Sales	$1,596,223	100%	$3,054,863	100%	$(1,458,640)	-48%
Cost of sales	1,534,341	96%	1,873,024	61%	(338,683)	-18%

Gross profit	61,882	4%	1,181,839	39%	(1,119,957)	-95%
Sales and marketing expenses	1,110,004	70%	653,526	21%	456,478	70%
Research and development expenses	589,549	37%	257,858	8%	331,691	129%
General and administrative expenses	3,480,262	218%	1,519,218	50%	1,961,044	129%

Total operating expenses	5,179,815	325%	2,430,602	80%	2,749,213	113%

Operating loss	(5,117,933)	-321%	(1,248,763)	-41%	(3,869,170)	310%
Other income (expenses):
Interest expense	(6,560)	0%	(9,634)	0%	(3,074)	32%
Interest income	169,424	11%	278,686	9%	(109,262)	-39%
Other	(4,367)	0%	—	0%	4,367	0%

Total other income (expense)	158,497	10%	269,052	9%	(110,555)	-41%

Net loss	$(4,959,436)	-311%	$(979,711)	-32%	$(3,979,725)	406%

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
United States	$1,349,918	85%	$3,013,522	99%	$(1,663,604)	-55%
Canada	246,305	15%	41,341	1%	204,964	496%

Total Sales	$1,596,223	100%	$3,054,863	100%	$(1,458,640)	-48%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
Sales	$3,529,737	100%	$3,251,299	100%	$278,438	9%
Cost of sales	3,069,137	87%	1,976,287	61%	1,092,850	55%

Gross profit	460,600	13%	1,275,012	39%	(814,412)	-64%
Sales and marketing expenses	2,329,798	66%	1,278,175	39%	1,051,623	82%
Research and development expenses	1,043,909	30%	507,289	16%	536,620	106%
General and administrative expenses	6,666,969	189%	3,275,807	101%	3,391,162	104%
Termination of partnership agreement	—	0%	653,995	20%	(653,995)	-100%

Total operating expenses	10,040,676	284%	5,715,266	176%	4,325,410	76%

Operating loss	(9,580,076)	-271%	(4,440,254)	-137%	(5,139,822)	116%
Other income (expenses):
Interest expense	(13,757)	0%	(20,515)	-1%	(6,758)	33%
Interest income	441,508	13%	431,984	13%	9,524	2%
Other	(4,367)	0%	(1,491)	0%	2,876	-193%

Total other income (expense)	423,384	12%	409,978	13%	13,406	3%

Net loss	$(9,156,692)	-259%	$(4,030,276)	-124%	$(5,126,416)	127%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
United States	$2,886,255	82%	$3,160,683	97%	$(274,428)	-9%
Canada	639,343	18%	90,616	3%	548,727	606%
Mexico	4,139	0%	—	0%	4,139	413900%

Total Sales	$3,529,737	100%	$3,251,299	100%	$278,438	9%

Three and Six Months Ended June 30, 2008 and 2007
Sales
     Our sales totaled $1,596,223 for the three months ended June 30, 2008, compared to $3,054,863 for the same period in the prior year, a decrease of $1,458,640 or 48%. The decrease was due primarily to the significant sales of hardware to a single customer in the three months ended June 30, 2007. For the quarter, hardware sales and installations decreased approximately $1,988,000, software sales decreased approximately $86,000, and network hosting and other services increased $615,000, due primarily to our acquisition of McGill Digital Solutions, Inc. in August 2007.
     Our sales totaled $3,529,737 for the six months ended June 30, 2008, compared to $3,251,299 for the same period in the prior year for an increase of $278,438 or 9%. The overall increase in our sales was due primarily to our acquisition of McGill Digital Solutions, Inc. For the six months ended June 30, 2008, hardware sales and installations decreased approximately $1,261,000 due primarily to the significant sales of hardware to a single customer in the six months ended June 30, 2007, software sales decreased approximately $51,000, and network hosting and other services increased $1,590,000 for the six months, due primarily to our acquisition of McGill Digital Solutions, Inc.
Cost of Sales
     Our cost of sales decreased $338,683, or 18%, for the three months ended June 30, 2008, compared to the same period in the prior year. The decrease in cost of sales for the quarter was due to a lower mix of lower margin hardware sales.
     Our cost of sales increased $1,092,850, or 55%, for the six months ended June 30, 2008, compared to the same period in the prior year. The increase in cost of sales for the six months was due to a higher mix of lower margin hardware sales in the first three months of the year.

Operating Expenses
     Our operating expenses increased 113% or $2,749,213 to $5,179,815 for the three months ended June 30, 2008 compared to the same period in the prior year. Our operating expenses increased 76% or $4,325,408 to $10,040,674 for the six months ended June 30, 2008 compared to the same period in the prior year. The acquisition of McGill accounted for approximately $1,006,000 and $1,918,000 of this increase in operating expenses for the three and six month periods ended June 30, 2008, respectively. In addition, for the quarter, salaries and benefits increased approximately $856,000, which was directly related to our increase in headcount from 37 to 72 associates in our Minneapolis headquarters and severance payments, and by an increase in stock-based compensation expense of approximately $170,000. Our rent in the Minneapolis headquarters and utilities increased approximately $49,000 for the three months ended June 30, 2008 due to our move in July 2007 to larger office space. We also increased our advertising costs by approximately $71,000 as a result of increased tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of approximately $421,000 for the three months ended June 30, 2008, largely due to the expense of being a public entity and growth of our business. Depreciation, insurance, telephone, travel and other expenses increased approximately $176,000 mainly due to the growth of our business.
     For the six month period, salaries and benefits increased approximately $1,452,000, which was directly related to our increase in headcount from 37 to 72 associates and severance payments, partially offset by a decrease in stock-based compensation expense of approximately $31,000. Our rent and utilities increased approximately $111,000 due to our move in July 2007 to larger office space. We also increased our advertising costs by approximately $229,000 as a result of tradeshow participation and the continued marketing of RoninCast. Our expenses also increased due to higher professional fees of approximately $823,000, largely due to the expense of being a public entity and growth of our business. Depreciation, insurance, telephone, travel and other expenses increased approximately $477,000 mainly due to the growth of our business.
     The increases above for the six months ended June 30, 2008 were partially offset by a decrease of approximately $654,000 related to the 2007 termination of a partnership agreement described below and in Note 4, Termination of Partnership Agreement.
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
Interest Expense
     Interest expense decreased by $3,074 to $6,560 from $9,634 for the three months ended June 30, 2008 compared to the same period in the prior year. Interest expense decreased $6,758 to $13,757 from $20,515 for the six months ended June 30, 2008 compared to the same period in the prior year. The decreases were the result of reduced debt balances under our capital leases.
Interest Income
     Interest income decreased by $109,262 for the three months ended June 30, 2008 and increased $9,524 for the six months ended June 30, 2008, compared to the same periods in the prior year, respectively. Invested cash was lower for the quarter as we used funds for operations, while invested funds for the six months ended June 30, 2008 was higher than the same period in the previous year as a result of the follow-on public offering of securities we closed in June 2007.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flows. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2008, we had an accumulated deficit of $52,676,790. The cash flow used in operating activities was $7,086,854 and $3,713,085 for the six months ended June 30, 2008 and 2007, respectively. The increase in cash used in operations was due to the increase in our net loss during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Investing Activities
     Net cash provided by investing activities was $673,882 in the six months ended June 30, 2008, compared to cash provided of $59,262 for the six months ended June 30, 2007. The increase in cash was primarily due to net sales of marketable securities of $1,373,101 offset by purchases of capital equipment of $699,219. Marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2008.
Financing Activities
     We have financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the six months ended June 30, 2008 and 2007, net cash provided by financing activities was $455,874 and $27,244,473, respectively. Exercises of warrants and issuances of stock through our employee stock purchase plan contributed funds in 2008 while increases in funds for 2007 were the result of the follow-on public offering of securities we closed in June 2007.
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
Operating and Capital Leases
     At June 30, 2008, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and are currently attempting to sub-lease this facility through the expiration of our lease on November 30, 2009. In the third quarter of 2007, we recognized a liability for anticipated remaining net costs on this lease obligation. The remaining liability at June 30, 2008 was $128,723.
     The following table summarizes our obligations under contractual agreements as of June 30, 2008 and the time frame within which payments on such obligations are due.

Payment Due by Period
	Total
	Amount	Less Than			More Than
Contractual Obligations	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (including interest)	$119,176	$42,906	$76,270	$—	$—
Operating Lease Obligations	1,145,407	198,291	739,246	207,870	—

Total	$1,264,583	$241,197	$815,516	$207,870	—

     Based on our working capital position at June 30, 2008, we believe we have sufficient working capital to meet our current obligations.

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
     We currently have outstanding approximately $106,000 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We were not party to any material legal proceedings as of August 4, 2008.
Item 1A. Risk Factors
     The discussion of our business and operations should be read together with the risk factors set forth in our “Cautionary Statement” in our Form 10-Q for the period ended March 31, 2008. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On various dates during the three months ended June 30, 2008, accredited investors who held warrants for the purchase of an aggregate of 133,110 shares of common stock exercised such warrants. We obtained gross proceeds of $338,650 in connection with these warrant exercises. The proceeds of the exercises were applied to working capital for general corporate purposes. Details regarding such warrant exercises appear in the table below:

		Exercise
Date	Shares	Price	Proceeds
4/14/2008	333	$0.45	$150
5/16/2008	10,000	3.20	32,000
5/22/2008	10,000	3.20	32,000
5/30/2008	40,000	3.20	128,000
6/4/2008	10,000	3.20	32,000
6/6/2008	10,000	3.20	32,000
6/10/2008	10,000	3.20	32,000
6/12/2008	10,000	3.20	32,000
6/19/2008	5,000	3.20	16,000
6/27/2008	27,777	0.09	2,500

	133,110		$338,650
     The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificates representing such securities contain a restrictive legend preventing the sale, transfer, or other disposition, absent registration or an applicable exemption from registration requirements. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-KSB, Form 10-Q and Form 8-K, as filed with the Securities and Exchange Commission. No discount or commission was paid in connection with the issuance of common stock upon exercise of such warrants.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of the Company’s shareholders was held on Thursday, June 5, 2008.
(b) Election of Directors
     The following persons, who together constituted all the members of our Board of Directors at that time, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

Jeffrey C. Mack	William F. Schnell
Gregory T. Barnum	Brett A. Shockley
Thomas J. Moudry	Geoffrey J. Obeney
(c) Matters Voted Upon
     Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees, and the shareholders voted as follows:

1. ELECTION OF DIRECTORS
To elect six directors for the ensuing year and until their successors shall be elected and duly qualified.

Nominee	FOR	WITHHOLD
Jeffrey C. Mack	11,785,392	48,624
Gregory T. Barnum	9,905,477	1,928,539
Thomas J. Moudry	11,785,490	48,526
William F. Schnell	11,785,275	48,741
Brett A. Shockley	9,470,892	2,363,124
Geoffrey J. Obeney	11,785,590	48,426
2. APPOINTMENT OF AUDITOR
To ratify the appointment of Virchow, Krause & Company, LLP as our independent auditors for the year ending
December 31, 2008.

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
11,777,911	5,100	51,005	0
(d) Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.
Date: August 8, 2008	By:	/s/ Brian S. Anderson
Brian S. Anderson
Vice President, Interim Chief Financial Officer and Controller As Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Letter Agreement by and between the Registrant and NewSight Corporation, dated April 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on April 8, 2008 (File No. 001-33169)).

10.2	Letter Agreement by and between the Registrant and NewSight Corporation, dated June 5, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008 (File No. 001-33169)).

10.3	Separation Agreement and General Release between the Registrant and John A. Witham, dated July 1, 2008.

10.4	Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated May 8, 2008.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.