Form 10-Q
period 2008-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2008-11-10
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of November 3, 2008, the registrant had 14,764,454 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,576,983	$14,542,280
Marketable securities — available for sale	6,928,129	14,657,635
Accounts receivable, net of allowance of $78,127 and $84,685	1,891,472	4,135,402
Income tax receivable	109,805	231,328
Inventories	925,209	539,140
Network equipment held for sale	1,937,162	—
Prepaid expenses and other current assets	325,776	817,511

Total current assets	22,694,536	34,923,296
Property and equipment, net	2,168,931	1,780,390
Intangible assets, net	2,593,124	3,174,804
Restricted cash	450,000	450,000
Other assets	37,768	40,217

TOTAL ASSETS	$27,944,359	$40,368,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$73,643	$100,023
Accounts payable	1,856,041	1,387,327
Deferred revenue	443,835	1,252,485
Accrued purchase price consideration	999,974	999,974
Accrued liabilities	1,457,849	869,759

Total current liabilities	4,831,342	4,609,568
Capital lease obligations, less current maturities	15,413	70,960

TOTAL LIABILITIES	4,846,755	4,680,528

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000,000 shares authorized; 14,764,454 and 14,537,705 shares issued and outstanding	147,645	145,377
Additional paid-in capital	80,194,295	78,742,311
Accumulated deficit	(57,312,066)	(43,520,098)
Accumulated other comprehensive income	67,730	320,589

Total shareholders’ equity	23,097,604	35,688,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,944,359	$40,368,707

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales
Hardware	$738,166	$429,578	$1,997,546	$2,949,816
Software	432,430	119,179	734,658	472,018
Services and other	778,936	575,176	2,747,065	953,398

Total sales	1,949,532	1,123,933	5,479,269	4,375,232

Cost of sales
Hardware	665,723	263,961	1,751,653	1,999,669
Software	217,829	1,007	217,829	1,007
Services and other	963,705	444,797	2,946,912	685,376

Total cost of sales	1,847,257	709,765	4,916,394	2,686,052

Gross profit	102,275	414,168	562,875	1,689,180

Operating expenses:
Sales and marketing expenses	927,085	715,016	3,256,883	1,993,191
Research and development expenses	792,832	319,945	1,836,741	827,234
General and administrative expenses	3,134,171	2,210,632	9,801,140	5,486,439
Termination of partnership agreement	—	—	—	653,995

Total operating expenses	4,854,088	3,245,593	14,894,764	8,960,859

Operating loss	(4,751,813)	(2,831,425)	(14,331,889)	(7,271,679)

Other income (expenses):
Interest expense	(5,135)	(11,758)	(18,892)	(32,273)
Interest income	121,707	467,740	563,215	899,724
Other	(35)	(7,081)	(4,402)	(8,572)

Total other income	116,537	448,901	539,921	858,879

Net loss	$(4,635,276)	$(2,382,524)	$(13,791,968)	$(6,412,800)

Basic and diluted loss per common share	$(0.31)	$(0.17)	$(0.94)	$(0.55)

Basic and diluted weighted average shares outstanding	14,764,345	14,369,262	14,629,278	11,565,993

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net loss	$(13,791,968)	$(6,412,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	467,374	265,617
Amortization of acquisition-related intangibles	416,273	—
Allowance for doubtful receivables	(6,286)	35,981
Stock-based compensation expense	901,998	880,903
Change in operating assets and liabilities:
Accounts receivable	(214,740)	(1,689,750)
Income tax receivable	109,761	(13,734)
Inventories	(383,943)	(404,620)
Prepaid expenses and other current assets	(97,032)	(27,078)
Other assets	1,351	2,495
Accounts payable	476,042	897,563
Deferred revenue	223,142	339,257
Accrued liabilities	645,721	409,964

Net cash used in operating activities	(11,252,307)	(5,716,202)
Investing activities
Purchase of McGill-Investment in Subsidiary, net of cash acquired	—	(2,817,568)
Purchases of property and equipment	(884,566)	(1,051,144)
Purchases of marketable securities	(19,467,885)	(14,564,800)
Sales of marketable securities	27,186,607	16,422,597

Net cash provided by (used in) investing activities	6,834,156	(2,010,915)
Financing activities
Change in restricted cash	—	(450,000)
Payments on capital leases and other	(81,700)	(76,817)
Proceeds from exercise of warrants and stock options	370,899	904,721
Proceeds from issuance of common stock	181,353	27,093,032

Net cash provided by financing activities	470,552	27,470,936

Effect of exchange rate changes on cash	(17,698)	32,279

Increase (decrease) in cash and cash equivalents	(3,965,297)	19,776,098
Cash and cash equivalents, beginning of period	14,542,280	8,273,388

Cash and cash equivalents, end of period	$10,576,983	$28,049,486

Non-Cash Items:
Collateral received for settlement of note receivable	$1,937,162	$—
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

     Software development services
     Software development revenue is recognized monthly as services are performed per fixed-fee contractual agreements.
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
     Uncompleted contracts are as follows:

	September 30,	December 31,
	2008	2007
Cost incurred on uncompleted contracts	$130,690	$155,246
Estimated earnings	506,882	616,174

	637,572	771,420
Less: billings to date	(859,788)	(932,021)

Amount included in deferred revenue	$222,216	$160,601

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
2. Accounts Receivable
     Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 9 for further information on certain outstanding receivables at September 30, 2008.

3. Software Development Costs
     FASB Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three and nine months ended September 30, 2008 or 2007. Software development costs have been recorded as research and development expense.
4. Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.
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
     In December 2007, the SEC issued SAB 110, which provides interpretive guidance regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payments.” Accordingly, the SEC will continue to accept, under certain circumstances, the use of the “simplified” method beyond December 31, 2007, The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to its limited existence as a publicly traded company. Therefore, the Company will continue to use the “simplified” method in developing its estimate of the expected term of “plain vanilla” options.
     During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations or financial position.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of this position on its financial statements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162“). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 17, 2008. The Company does not believe that the adoption of this statement will have a material effect on its results of operations or financial position.
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

     In May 2008, the FASB issued FASB FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. The Company does not believe that the adoption of this statement will have a material effect on its results of operations or financial position.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
     The following tables provide details of selected financial statement items:
INVENTORIES

	September 30,	December 31,
	2008	2007
Finished goods	$405,277	$318,451
Work-in-process	519,932	220,689

Total inventories	$925,209	$539,140

     No adjustments were made for the three or nine months ended September 30, 2008 or 2007, respectively, to reduce inventory values to the lower of cost or market.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30,	December 31,
	2008	2007
Deferred project costs	$—	$476,679
Prepaid expenses	325,776	340,832

Total prepaid expenses and other current assets	$325,776	$817,511

     Deferred project costs represent incurred costs to be recognized as cost of sales once all revenue recognition criteria have been met. See Note 11 for additional information on amounts reclassified related to our business with NewSight Corporation.

PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2008	2007
Leased equipment	$380,908	$380,908
Equipment	1,379,368	923,549
Leasehold improvements	338,718	313,021
Demonstration equipment	150,891	127,556
Purchased software	539,906	226,003
Furniture and fixtures	635,064	581,355

Total property and equipment	$3,424,855	$2,552,392
Less: accumulated depreciation	(1,255,924)	(772,002)

Net property and equipment	$2,168,931	$1,780,390

OTHER ASSETS
     Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

	September 30,	December 31,
	2008	2007
Deferred customer billings	$—	$950,066
Deferred software maintenance	65,347	90,197
Customer deposits	227,778	166,162
Deferred project revenue	150,710	46,060

Total deferred revenue	$443,835	$1,252,485

     See Note 11 for additional information on amounts reclassified related to our business with NewSight Corporation.
ACCRUED LIABILITIES

	September 30,	December 31,
	2008	2007
Compensation	$1,103,197	$590,737
Accrued remaining lease obligations	107,051	170,793
Accrued rent	87,143	79,131
Sales tax and other	160,458	29,098

Total accrued liabilities	$1,457,849	$869,759

     See Note 6 for additional information on accrued remaining lease obligations.

COMPREHENSIVE LOSS
     Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain (loss) on investments. Comprehensive loss for the three and nine months ended September 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(4,635,276)	$(2,382,524)	$(13,791,968)	$(6,412,800)
Foreign currency translation adjustment	(106,458)	290,616	(242,075)	290,616
Unrealized gain (loss) on investments	(6,007)	7,563	(10,784)	(11,538)

Comprehensive loss	$(4,747,741)	$(2,084,345)	$(14,044,827)	$(6,133,722)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2008	2007
Non-cash investing and financing activities
Cash paid for:
Interest	$18,892	$32,273
Stock issued in acquisition of McGill Digital Solutions, Inc.		312,000
Effect of foreign currency exchange rate changes on cash	(17,698)	32,279
Collateral received for note receivable	1,937,162	—

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT
     Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	September 30, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$9,437,938	$26	$(29)	$9,437,935

Total included in cash and cash equivalents	9,437,938	26	(29)	9,437,935

Government and agency securities	6,921,700	11,222	(4,793)	6,928,129

Total included in marketable securities	6,921,700	11,222	(4,793)	6,928,129

Total available-for-sale securities	$16,359,638	$11,248	$(4,822)	$16,366,064

	December 31, 2007
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$14,045,738	$43	$(15)	$14,045,766

Total included in cash and cash equivalents	14,045,738	43	(15)	14,045,766

Government and agency securities	14,651,501	7,797	(1,663)	14,657,635

Total included in marketable securities	14,651,501	7,797	(1,663)	14,657,635

Total available-for-sale securities	$28,697,239	$7,840	$(1,678)	$28,703,401

     The Company measures certain financial assets, including cash equivalents and available-for-sale securities, at fair value on a recurring basis. In accordance with SFAS No. 157, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:
     Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at September 30, 2008 includes money market funds of $9.4 million, which are included in cash and cash equivalents in the consolidated balance sheets, and government agency securities of $6.9 million, which are included in marketable securities in the consolidated balance sheets.
     Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Company had no Level 2 financial assets measured at fair value on the consolidated balance sheets as of September 30, 2008.
     Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company had no Level 3 financial assets measured at fair value on the consolidated balance sheets as of September 30, 2008.
     The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of September 30, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	$1,949,532	$1,740,811	$5,479,269	$6,575,337
Loss from operations	(4,751,813)	(2,687,388)	(14,331,889)	(7,399,328)
Net loss	(4,635,276)	(2,394,112)	(13,791,968)	(6,788,985)
Basic and diluted loss per common share	$(0.31)	$(0.17)	$(0.94)	$(0.58)

Basic and diluted weighted average shares outstanding	14,764,345	14,419,262	14,629,278	11,615,993

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
     Other information relating to the capital lease equipment is as follows:

	September 30,	December 31,
	2008	2007
Cost	$380,908	$380,908
Less: accumulated amortization	(310,987)	(260,950)

Total	$69,921	$119,958

     Amortization expense for capital lease assets was $16,679 and $26,825 for the three months ended September 30, 2008 and 2007, respectively, and $50,037 and $80,476 for the nine months ended September 30, 2008 and 2007, respectively, and is included in depreciation expense.
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
     Rent expense under the operating leases was $120,077 and $71,854 for the three months ended September 30, 2008 and 2007, respectively, and $357,215 and $121,269 for the nine months ended September 30, 2008 and 2007, respectively. The amounts for 2007 are exclusive of the lease accrual for our former office space explained below.

     Future minimum lease payments for operating leases are as follows:

At September 30, 2008	Lease Obligations
2008	$99,560
2009	332,634
2010	204,730
2011	196,022
2012	192,472
Thereafter	15,398

Total future minimum obligations	$1,040,816

Remaining Lease Obligation
     On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The lease accrual was charged to rent in general and administrative expenses. The remaining liability at September 30, 2008 was $107,051. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even though the Company has not entered into a sublease to date. Other costs included in the fair value measurement are the amortization of the remaining book values of the leasehold improvements on the premises and the listing agent fee paid on the property. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

	December 31,	Adjustments	September 30,
	2007	to Estimates	2008
Costs to be incurred:
Existing rental payments	$148,787	$(58,221)	$90,566
Expected operating costs	$63,365	$(24,795)	$38,570
Unamortized leasehold improvements	$79,967	$(31,292)	$48,675
Listing agent fee	$30,429	$(11,907)	$18,522

Sublease receipts
Expected sublease rental income	$74,394	$(29,111)	$45,283
Expected reimbursement of operating costs	$63,365	$(24,795)	$38,570
     As of September 30, 2008, the Company had incurred costs of $95,349 in rent for the former office space since vacating the property. Also, the former office space had not been subleased as of September 30, 2008, but the Company is attempting to sub-lease this facility. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of 8 percent. The costs listed above have been aggregated in the general and administrative line of the consolidated statements of operations.
Litigation
     The Company was not party to any material legal proceedings as of November 1, 2008.

NOTE 8: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Expense Information under SFAS 123R
     On January 1, 2006, the Company adopted SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation costs included in:
Cost of sales	$30,787	$—	$30,787	$—
Sales and marketing expenses	51,599	27,732	148,050	85,158
Research and development expenses	33,035	18,767	70,811	68,811
General and administrative expenses	85,448	102,045	652,350	726,934

Total stock-based compensation expenses	$200,869	$148,544	$901,998	$880,903

     At September 30, 2008, there was approximately $1,528,082 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next four years and will be adjusted for any future changes in estimated forfeitures.
Valuation Information under SFAS 123R
     For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $3.12 and $4.56 per share for the three months ended September 30, 2008 and 2007, respectively. These values were calculated using the following weighted average assumptions:

	Three Months Ended
	September 30,
	2008	2007
Expected life	3.25 years	3.45 to 3.75 years
Dividend yield	0%	0%
Expected volatility	98.4%	97.0 to 97.2%
Risk-free interest rate	2.5%	5.0%
     The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.
2007 Associate Stock Purchase Plan
     In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300,000 shares were originally reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. The first purchase date under the plan took place June 30, 2008, on which date approximately 74,000 shares were purchased.
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
     Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$1,816,657	$1,013,008	$4,702,912	$4,175,291
Canada	132,875	110,925	772,218	199,941
Mexico	—	—	4,139	—

Total Sales	$1,949,532	$1,123,933	$5,479,269	$4,375,232

     Geographic segments of property and equipment and intangible assets are as follows:

	September 30,	December 31,
	2008	2007
Property and equipment, net:
United States	$1,436,918	$1,425,351
Canada	732,013	355,039

Total	$2,168,931	$1,780,390

Intangible assets, net:
United States	$—	$—
Canada	2,593,124	3,174,804

Total	$2,593,124	$3,174,804

     A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
NewSight Corporation	*	*	*	56.1%
Chrysler (BBDO Detroit/Windsor)	17.3%	32.8%	32.4%	*
KFC	22.9%	*	21.2%	*
Dimensional Innovations	26.6%	*	*	*

	66.8%	32.8%	53.6%	56.1%

*	Sales to these customers were less than 10% of total sales for the period reported.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2008 and 2007, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	September 30,	September 30,
Customer	2008	2007
NewSight Corporation	*	56.7%
Dimensional Innovations	22.5%	*
KFC	19.6%	*
Chrysler (BBDO Detroit/Windsor)	18.1%	12.0%

	58.7%	68.7%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period reported.
NOTE 10: NET LOSS PER SHARE
     In accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”), basic net income (loss) per share for the three and nine months ended September 30, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted net loss per share is the same as basic net loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.
     The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(4,635,276)	$(2,382,524)	$(13,791,968)	$(6,412,800)
Shares used in computing basic net loss per share	14,764,345	14,369,262	14,629,278	11,565,993
Outstanding dilutive stock options	—	—	—	—

Shares used in computing diluted net loss per share	14,764,345	14,369,262	14,629,278	11,565,993

Basic net loss per share	$(0.31)	$(0.17)	$(0.94)	$(0.55)
Diluted net loss per share	$(0.31)	$(0.17)	$(0.94)	$(0.55)
     Shares reserved for outstanding stock warrants and options totaling 3,147,933 and 3,364,258 at September 30, 2008 and 2007, respectively, were excluded from the computation of net loss per share as their effect was antidilutive.
NOTE 11: OTHER EVENTS
Agreements with NewSight
     As previously reported, effective October 8, 2007, NewSight Corporation (“NewSight”) issued the Company a Secured Promissory Note (the “Note”) for goods provided and services rendered. In connection with the issuance of the Note, the Company also entered into a Security Agreement, dated October 12, 2007, with NewSight pursuant to which the Company acquired a security interest in certain collateral of NewSight, consisting of all existing and after-acquired video screens and monitors and other equipment for digital signage then or thereafter provided by the Company to NewSight, including all such equipment located in the Fashion Square Mall in Saginaw, Michigan and the Asheville Mall in Asheville, North Carolina, and any grocery store premises operated by Meijer, Inc. (“Meijer”) and its affiliates (the “Meijer Network”) and all related hardware, software and parts used in connection with such equipment or the Meijer Network and all proceeds from such personal property, but not including any intellectual property of NewSight (the “Collateral”).
     The Note, as amended, matured on August 15, 2008. NewSight’s aggregate indebtedness to the Company, including the Note, accrued interest, and all accrued warehousing fees and expenses and network operating and maintenance expenses, totaled $2,761,608 at such date (the “Aggregate Indebtedness”). Given NewSight’s inability to obtain financing that would have allowed it to repay this obligation and given the termination of NewSight’s business relationship with Meijer regarding the Meijer Network, the Company entered into negotiations with NewSight and its principal creditor, Prentice Capital Management, L.P. (“Prentice”), to obtain ownership of the Collateral (other than the Released Collateral (as defined below)) (the “Surrendered Collateral”) in recognition of the Company’s rights as a secured creditor. The “Released Collateral” represented Collateral presently installed at the stores operated by CBL Associated at the Fashion Square Mall and the Asheville Mall.

     On August 21, 2008, the Company entered into a Turnover and Surrender Agreement with NewSight (the “Turnover and Surrender Agreement”) under which NewSight surrendered, transferred and turned over to the Company, and the Company accepted, the Surrendered Collateral in full satisfaction of the Aggregate Indebtedness. The Company agreed that, except for the obligations under the Turnover and Surrender Agreement, NewSight has no further obligations to the Company. The Surrendered Collateral was turned over and surrendered to the Company on an “as is” and “where is” basis.
     Under the Turnover and Surrender Agreement, NewSight granted the Company an irrevocable license and consent to enter into any properties licensed to or leased by NewSight for the purpose of taking possession and control of such collateral. NewSight further agreed to indemnify and hold the Company and its subsidiary, and all of its shareholders, agents, officers and directors harmless against any and all claims, losses and expenses (including attorneys fees) related to any claims against the Company as a result of a breach of any covenant, representation or warranty by NewSight in the Turnover and Surrender Agreement, and claims by any creditor, shareholder or trustee of NewSight relating to the transfer and surrender under the Turnover and Surrender Agreement. The Company and NewSight also agreed to a mutual release of all claims except obligations arising under the Turnover and Surrender Agreement.
In addition, the Company entered into a Consent Agreement with Prentice on August 21, 2008 (the “Consent Agreement”) pursuant to which Prentice consented to the terms and conditions of the Turnover and Surrender Agreement. The Consent Agreement also provides for the allocation of any future proceeds received or paid to the Company in connection with the Surrendered Collateral or the Meijer Network. In general, such funds would be applied in the following manner: (1) first to payment of the Company’s expenses in connection with the turnover and surrender, (2) second to payment of the Company’s expenses in connection with replacing, modifying or enhancing the Surrendered Collateral, (3) third to the Company in payment of the Aggregate Indebtedness, (4) fourth the next $100,000 of proceeds would be allocated 70% to the Company and 30% to Prentice, and (5) fifth all remaining proceeds would be allocated 50% to the Company and 50% to Prentice. These allocations also apply in the event of the sale or contribution by the Company of the Surrendered Collateral or the Meijer Network. However, such allocations do not apply to amounts paid or payable to the Company in payment or reimbursement of its monthly costs to operate or service the Meijer Network. The rights and interests granted by the Company to Prentice under the Consent Agreement expire on the third anniversary of the Consent Agreement. The Company and Prentice also generally agreed to a mutual release of all claims.
     On August 21, 2008, the Company also entered into an Interim Operating Agreement with ABC National Television Sales, Inc. (“ABC”) and Met/Hodder, Inc. (“MH”) pursuant to which the parties will continue to operate the Meijer Network through October 31, 2008 (the “Interim Operating Agreement”). The Company will operate the monitors in Meijer stores, monitoring content and providing certain advertisement tracking services. MH will provide programming content, manage content play lists and perform certain monitoring tasks. ABC will provide sales representation services. The Company entered into the Interim Operating Agreement to continue to run the Meijer Network for an interim period necessary to establish a more permanent arrangement with respect to the Meijer Network ownership and placement in Meijer stores. To the extent that such funds are available from advertising revenues on the Meijer Network, the Company will receive $51,000 to compensate it for expenses incurred to operate and monitor the Meijer Network on this interim basis.
     Meijer sent a request for proposal to several national network providers, including the Company, to build out the remaining network of 82 stores and continue to support the existing network of 102 stores in which the Company presently owns the network hardware. The Company expects Meijer to choose one of these network providers in the fourth quarter of 2008, with which to move forward.
     As of September 30, 2008, the Company reclassified the NewSight account receivable balance of $2,429,884, deferred revenue of $1,029,796, deferred costs of $585,538, and the accrued finders fees of $48,464 to Network equipment held for sale totaling $1,937,162. This asset appears as a separate line on the balance sheet as a current asset.
Reduction in Work Force
     On November 3, 2008, the Company announced that it had reduced its workforce by 35 individuals, including both employees and contractors across all areas of the organization. This workforce reduction results in an approximately 22 percent decrease in the Company’s staff. This workforce reduction is intended to align the Company’s expense base with the current level of sales and projects, and improve the overall efficiency of the organization.

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
Overview
     Wireless Ronin Technologies, Inc. is a Minnesota corporation that has designed and developed application-specific visual marketing solutions. We provide dynamic digital signage solutions targeting specific retail and service markets through a suite of software applications collectively called RoninCast®. RoninCast® is an enterprise-level content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Our solutions, digital alternatives to static signage, provide our customers with a dynamic visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for conveying marketing messages.
Our Sources of Revenue
     We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions through our direct sales force and value added resellers.
Our Expenses
     Our expenses are primarily comprised of three categories: sales and marketing, research and development and general and administrative. Sales and marketing expenses include salaries and benefits for our sales associates and commissions paid on sales. This category also includes amounts spent on the hardware and software we use to prospect new customers, including those expenses incurred in trade shows and product demonstrations. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our software products including RoninCast® and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.
Significant Accounting Policies and Estimates
     A discussion of the Company’s significant accounting policies was provided in Item 7 of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. There were no significant changes to these accounting policies during the first nine months of 2008.

Results of Operations
Three Months Ended September 30, 2008 and 2007
     The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
Sales	$1,949,532	100%	$1,123,933	100%	$825,599	73%
Cost of sales	1,847,257	95%	709,765	63%	1,137,492	160%

Gross profit	102,275	5%	414,168	37%	(311,893)	-75%
Sales and marketing expenses	927,085	47%	715,016	64%	212,069	30%
Research and development expenses	792,832	41%	319,945	28%	472,887	148%
General and administrative expenses	3,134,171	161%	2,210,632	197%	923,539	42%
Termination of partnership agreement	—	0%	—	0%	—	0%

Total operating expenses	4,854,088	249%	3,245,593	289%	1,608,495	50%

Operating loss	(4,751,813)	-244%	(2,831,425)	-252%	(1,920,388)	-68%
Other income (expenses):
Interest expense	(5,135)	0%	(11,758)	-1%	(6,623)	-56%
Interest income	121,707	6%	467,740	42%	(346,033)	-74%
Other	(35)	0%	(7,081)	-1%	(7,046)	-100%

Total other income (expense)	116,537	6%	448,901	40%	(332,364)	-74%

Net loss	$(4,635,276)	-238%	$(2,382,524)	-212%	$(2,252,752)	-95%

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
United States	$1,816,657	93%	$1,013,008	90%	$803,649	79%
Canada	132,875	7%	110,925	10%	21,950	20%

Total Sales	$1,949,532	100%	$1,123,933	100%	$825,599	73%

Sales
     Our sales increased $825,599, or 73%, to $1,949,532 for the three months ended September 30, 2008, compared to $1,123,933 for the same period in the prior year. The increase was due primarily to increased sales of hardware and software as well as a full quarter of sales from our Canadian operations. For the quarter, hardware sales and installations increased approximately $309,000, software sales increased approximately $313,000, and network hosting and other services increased $204,000, due primarily to our acquisition of McGill Digital Solutions, Inc. in August 2007.
Cost of Sales
     Our cost of sales increased $1,137,492, or 160%, for the three months ended September 30, 2008, compared to the same period in the prior year. The increase in cost of sales for the quarter was due to a higher mix of lower margin hardware sales and the continued impact of prior investment in our Network Operations Center.
Operating Expenses
     Our operating expenses increased 50%, or $1,608,495, to $4,854,088 for the three months ended September 30, 2008, compared to $3,245,593 in the same period in the prior year. This increase was driven by increases in operating expenses of $626,397 related to our acquisition of McGill Digital Solutions, Inc., which is in our results for a full quarter in 2008 versus approximately one-half a quarter in 2007. For our Minneapolis operations, salaries and benefits increased approximately $830,327, which was directly related to our increase in headcount and severance payments, while professional fees and other costs increased $151,771 for the three months ended September 30, 2008, largely due to the expense of being a public entity and growth of our business.

Interest Expense
     Interest expense decreased by $6,623 to $5,135 for the three months ended September 30, 2008, compared to $11,758 for the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.
Interest Income
     Interest income decreased by $346,033 for the three months ended September 30, 2008 compared to the same period in the prior year. Invested cash was lower for the quarter as a result of the use of funds for operations from the follow-on public offering of securities we closed in June 2007.
Nine Months Ended September 30, 2008 and 2007
     The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Nine Months Ended
	September 30	% of total	September 30	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
Sales	$5,479,269	100%	$4,375,232	100%	$1,104,037	25%
Cost of sales	4,916,394	90%	2,686,052	61%	2,230,342	83%

Gross profit	562,875	10%	1,689,180	39%	(1,126,305)	-67%
Sales and marketing expenses	3,256,883	59%	1,993,191	46%	1,263,692	63%
Research and development expenses	1,836,741	34%	827,234	19%	1,009,507	122%
General and administrative expenses	9,801,140	179%	5,486,439	125%	4,314,701	79%
Termination of partnership agreement	—	0%	653,995	15%	(653,995)	-100%

Total operating expenses	14,894,764	272%	8,960,859	205%	5,933,905	66%

Operating loss	(14,331,889)	-262%	(7,271,679)	-166%	(7,060,210)	-97%
Other income (expenses):
Interest expense	(18,892)	0%	(32,273)	-1%	(13,381)	-41%
Interest income	563,215	10%	899,724	21%	(336,509)	-37%
Other	(4,402)	0%	(8,572)	0%	(4,170)	-49%

Total other income (expense)	539,921	10%	858,879	20%	(318,958)	-37%

Net loss	$(13,791,968)	-252%	$(6,412,800)	-147%	$(7,379,168)	-115%

	Nine Months Ended
	September 30	% of total	September 30	% of total	$ Increase	% Increase
	2008	sales	2007	sales	(Decrease)	(Decrease)
United States	$4,702,912	86%	$4,175,291	95%	$527,621	13%
Canada	772,218	14%	199,941	5%	572,277	286%
Mexico	4,139	0%	—	0%	4,139	413900%

Total Sales	$5,479,269	100%	$4,375,232	100%	$1,104,037	25%

Sales
     Our sales increased $1,104,037, or 25%, for the nine months ended September 30, 2008, compared to the same period in the prior year. The overall increase in our sales was due primarily to our acquisition of McGill Digital Solutions, Inc. For the nine months ended September 30, 2008, hardware sales and installations decreased approximately $952,270 due primarily to the significant sales of hardware to a single customer in the nine months ended September 30, 2007, software sales increased approximately $262,640, due to the growth in our business, and network hosting and other services increased $1,793,667, due primarily to our acquisition of McGill Digital Solutions, Inc.

Cost of Sales
     Our cost of sales increased $2,230,342, or 83%, for the nine months ended September 30, 2008, compared to the same period in the prior year. The increase in cost of sales for was due to a higher mix of lower margin hardware sales in the first nine months of 2008 as well as investments in our Network Operations Center.
Operating Expenses
     Operating expenses increased $5,933,905, or 66%, for the nine month period ended September 30, 2008. This increase was attributable to higher expenses to support growth opportunities and investments in our Company. More specifically, there was an increase in operating expenses of $2,544,767 related to our acquisition of McGill Digital Solutions, Inc. and for our Minneapolis operations, there was an increase of $2,606,181 in salaries and benefits related to an increase in headcount, our professional fees and other costs increased by $1,247,892 largely due to the expense of being a public entity and growth of our business, and our advertising costs increased by $189,060 as a result of tradeshow participation and the continued marketing of RoninCast.
     The increases described above for the nine months ended September 30, 2008 were partially offset by a decrease of $653,995 related to the 2007 termination of a partnership agreement described below and in Note 4, Termination of Partnership Agreement.
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
Interest Expense
     Interest expense decreased $13,381 to $18,892 for the nine months ended September 30, 2008, compared to $32,273 for the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.
Interest Income
     Interest income decreased $336,509 for the nine months ended September 30, 2008, compared to the same period in the prior year. Invested funds for the nine months ended September 30, 2008 were lower than the same period in the previous year as a result of our use of funds for operations from the follow-on public offering of securities we closed in June 2007.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flows. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2008, we had an accumulated deficit of $57,312,066. The cash flow used in operating activities was $11,252,307 and $5,716,202 for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in operations was due to the increase in our net loss during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Based on our existing capital resources and current expense levels, which we recently aligned to the current level of sales and projects to improve the overall efficiency of the organization, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Investing Activities
     Net cash provided by investing activities was $6,834,156 in the nine months ended September 30, 2008, compared to cash used in investing activities of $2,010,915 for the nine months ended September 30, 2007. The increase in cash was primarily due to net sales of marketable securities of $7,718,722 offset by purchases of capital equipment of $884,566 as well as the use of funds to purchase McGill Digital Solutions, Inc. in the third quarter of 2007. Marketable securities consisted of debt securities issued by federal government agencies with maturity dates in 2008.

Financing Activities
     We have financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the nine months ended September 30, 2008 and 2007, net cash provided by financing activities was $470,552 and $27,470,936, respectively. Exercises of warrants and issuances of stock through our employee stock purchase plan contributed funds in 2008, while funds for 2007 were the result of the follow-on public offering of securities we closed in June 2007.
     We believe we can continue to develop our sales to a level at which we will become cash flow positive. Based on our existing capital resources and our current expense levels, which we recently aligned to the current level of sales and projects to improve the overall efficiency of the organization, we anticipate that our cash will be adequate to fund our operations for the next twelve months.
Contractual Obligations
     Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will continue to grow as our overall business grows and that they will be a material use of our cash resources.
Operating and Capital Leases
     At September 30, 2008, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and are currently attempting to sub-lease this facility through the expiration of our lease on November 30, 2009. In the third quarter of 2007, we recognized a liability for anticipated remaining net costs on this lease obligation. The remaining liability at September 30, 2008 was $107,051.
     The following table summarizes our obligations under contractual agreements as of September 30, 2008 and the time frame within which payments on such obligations are due.

Payment Due by Period
	Total				More
	Amount	Less Than			Than
Contractual Obligations	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (including interest)	$89,056	$73,643	$15,413	$—	$—
Operating Lease Obligations	1,040,816	99,560	733,386	207,870	—

Total	$1,129,872	$173,203	$748,799	$207,870	$—

     Based on our working capital position at September 30, 2008, we believe we have sufficient working capital to meet our current obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents and marketable securities principally at one major bank. We invest our available cash in United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.

     We currently have outstanding approximately $89,000 of capital lease obligations at fixed interest rates. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
     Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     On July 1, 2008, we converted to a new Microsoft Dynamics Great Plains accounting package for our Canadian operations. This accounting system enhances our financial accounting and reporting controls over the previous package.
     There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We were not party to any material legal proceedings as of November 1, 2008.
Item 1A. Risk Factors
     The discussion of our business and operations should be read together with the risk factors set forth in our “Cautionary Statement” in our Form 10-Q for the period ended March 31, 2008. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On the date shown below during the three months ended September 30, 2008, an accredited investor who held warrants for the purchase of an aggregate of 10,000 shares of common stock exercised such warrants. We obtained gross proceeds of $32,000 in connection with this warrant exercise. The proceeds of the exercise were applied to working capital for general corporate purposes. Details regarding this warrant exercise appear in the table below:

		Exercise
Date	Shares	Price	Proceeds
7/3/2008	10,000	$3.20	$32,000
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

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.
Date: November 10, 2008	By:	/s/ Brian S. Anderson
Brian S. Anderson
Vice President, Interim Chief Financial Officer and Controller As Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant’s Amended and Restated 2006 Equity Incentive Plan.

10.2	Form of Non-Qualified Stock Option Agreement for Stephen F. Birke under the Registrant’s Amended and Restated 2006 Equity Incentive Plan.

10.3	Separation Agreement and General Release between the Registrant and Jeffrey C. Mack, dated September 23, 2008.

10.4	Turnover and Surrender Agreement by and between the Registrant and NewSight Corporation, dated August 21, 2008.

10.5	Consent Agreement by and between the Registrant and Prentice, dated August 21, 2008.

10.6	Interim Operating Agreement by and between the Registrant, ABC National Television Sales, Inc. and Met/Hodder, Inc., dated August 21, 2008.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.