Form 10-K
period 2008-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2009-03-13
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

Wireless Ronin Technologies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5929 Baker Road, Suite 475, Minnetonka MN 55345
(Address of principal executive offices) ( Zip Code)

(952) 564-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock ($0.01 par value)	Nasdaq Global Market
(Title of class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☑ No

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2008, was approximately $62,642,870, based upon the last sale price of one share on such date.

As of March 9, 2009, the issuer had outstanding 14,849,860 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

PART I

ITEM 1	BUSINESS

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

In August 2007, we acquired privately held McGill Digital Solutions, Inc. (now known as Wireless Ronin Technologies (Canada), Inc. (“WRT Canada”)). Based in Windsor, Ontario Canada, WRT Canada provides custom interactive software solutions, content engineering / creative services, and is home to our automotive business development team. Through e-learning and e-marketing WRT Canada develops the competencies and knowledge of the people who most influence product sales — sales associates and their customers.

Business Strategy

Our objective is to be the premier provider of dynamic digital signage systems to customers in our targeted retail and service markets. To achieve this objective, we intend to pursue the following strategies:

Focus on Vertical Markets.  Our direct sales force focuses primarily on the following vertical market segments: automotive, quick serve restaurant (“QSR”) and retail. Within retail, we focus both on “retailers,” such as department stores and big box, and “consumer good manufacturers,” such as brands being carried within a retail environment. To attract and influence customers, all three of these vertical markets continue to seek new mediums that provide greater flexibility and visual impact in displaying content. We focus on markets in which we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

Leverage Strategic Relationships.  We seek to develop and leverage relationships with market participants, such as hardware manufacturers, to integrate complementary technologies with our solutions. We believe that such strategic relationships will enable access to emerging new technologies and standards and increase our market presence.

Market and Brand Our Products and Services Effectively.  Our key marketing objective is to establish RoninCast® dynamic digital signage as an industry standard. Our marketing initiatives convey the distinguishing and proprietary features of our products, including wireless networking, centralized content management and custom software solutions.

Our strategy has included establishing a strong presence at national trade shows, such as NRF (National Retail Federation), Globalshop, Digital Signage Expo, InfoComm and Digital Signage Expo - EAST. NRF is the retail industry’s largest trade show. Globalshop is a U.S. trade show focused on the in-store shopping experience. Digital Signage Expo, a trade show dedicated solely to digital signage products, attracts attendees from a variety of markets, including retail, financial, hospitality and public spaces. InfoComm is a trade show for the professional audio/video and information communications industry. Digital Signage Expo — EAST is an East coast show launched in 2008 dedicated to digital signage and interactive technology. We also participate in the International Retail Design Conference (IRDC). IRDC is the premier educational and networking event for the store design and merchandising community, drawing speakers and attendees from throughout the U.S. and abroad.

Outsource Non-Specialized Operating Functions.  We outsource certain non-specialized support functions such as system installation, fixturing, integration and technical field support. In addition, we purchase from manufacturers such items as stands, mounts, custom enclosures, monitors and computer hardware. We believe that our experience in managing complex outsourcing relationships improves the efficiency of our digital signage solutions and allows us to focus on developing software solutions.

Create Custom Solutions.  Although RoninCast® is an enterprise solution designed for an array of standard applications, we also develop custom systems that meet the specific business needs of our customers. As digital signage technology continues to evolve, we believe that creating custom solutions for our customers is one of the primary differentiators of our value proposition.

Create Content Solutions.  We continue to expand our strategic planning, creative design and content engineering abilities. Our creative team develops creative strategies for both internal and external initiatives. We continue to produce award-winning work both for our clients and for our own use. In 2008, much of our marketing and sales material was created in-house.

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

In December 2008, we were once again recognized for vertical product excellence when VMSD Magazine named RoninCast® Digital Menu Boards to the List of Best New Products of 2008.

Industry Background

Digital Signage.  Digital signage is a visually dynamic, targeted, flexible and affordable way for direct marketing advertisers to reach consumers. At one point in time, place-based advertisers settled for the “shotgun blast” marketing approach of sending out a general message to a large group of people, in hopes that it would resonate with as many members of that group as possible. But that was a hit-or-miss approach. Advertisers prefer to send customized messages tailored to the specific needs, wants and desires of individual consumers — in essence, reaching individuals directly as opposed to reaching the masses indirectly.

So what is digital signage? The simplest example is a flat-panel screen, often evident in retail stores, quick serve restaurants, casinos, banks/financial institutions, and hospitality environments that digitally features a mix of promotions, advertisements and entertainment.

Growth of Digital Signage.  We believe there are four primary drivers to the growth of digital signage:

•	Changes in the advertising landscape. Media expenditures since the 1950s have gone primarily to television, followed by newspapers, magazines and commercial radio. But this 50-year trend has now realized its apex, with generational declines in consumption among Gen X and Gen Y. A February 12, 2007 article in Media Week states that where we used to have only Web portals and sites, we now have VOIP telephony, digital signage and mobile media. The “descending triangle” of traditional media is being displaced by the “ascending triangle” of Internet-enabled media, composed of web-based media, e-mail, mobile media and digital-signage media. The Internet is now blending with out-of-home networked media to form this rapidly integrated media cluster, which is displacing the descending media triangle of television, print, and commercial radio.

•	Growing awareness that digital signage is more effective. Research presented at the 2005 Digital Signage Business conference shows that digital signage receives up to 10 times the eye contact of static signage and, depending upon the market, may significantly increase sales for new products that are digitally advertised. A study by Arbitron, Inc. found that 29% of the consumers who have seen video in a store say they bought a product they were not planning on buying after seeing the product featured on the in-store video display. We believe that our dynamic digital signage solutions provide a valuable alternative to advertisers currently using static signage.

•	Decreasing hardware costs associated with digital signage. The high cost of monitors has been an obstacle of digital signage implementation for a number of years. The price of digital display panels has been falling due to increases in component supplies and manufacturing capacity. As a result, we believe that hardware costs are likely to continue to decrease, resulting in continued growth in this market.

•	Compliance and effectiveness issues with traditional point-of-purchase signage. Our review of the current market indicates that most retailers go through a tedious process to produce traditional static point-of-purchase and in-store signage. They create artwork, send such artwork to a printing company, go through a proof and approval process and then ship the artwork to each store. According to an article appearing in The Retail Bulletin (February 19, 2006), it is estimated that less than 50% of all static in-store signage programs are completely implemented once they are delivered to stores. We believe our signage solution can enable prompt and effective implementation of retailer signage programs, thus significantly improving compliance and effectiveness. We believe calorie information compliance rules, as seen in New York and other states requiring restaurants with at least 15 locations in a chain to prominently display calorie information in-store, represent an additional opportunity within the digital signage industry.

The RoninCast® Solution

RoninCast® solutions offer a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. For example, we designed the Ford SYNCtm interactive touch screen kiosk for auto shoppers at Ford dealerships.

RoninCast® software enables us to deliver a turn-key solution that includes project planning, innovative design services, network deployment, software training, equipment, hardware configuration, content development, implementation, maintenance, 24/7 help desk support and a full-service network operations center.

Our software manages, schedules, and delivers dynamic digital content over wired or wireless networks. Our solution integrates proprietary software components and delivers content over proprietary communication protocols.

RoninCast® is an enterprise or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign.

In 2007, we established a full service network operations center, manned 24/7, in Minnetonka, Minnesota, supported by a redundant center in Des Moines, Iowa. Our operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. The servers in both locations communicate in real-time with the devices deployed at our customer locations.

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

Industry Recognition

In February 2008, Wireless Ronin was awarded three Apex Awards for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE): Environment Design Integration for KFC/YUM! Brands Menu Boards, Hospitality for Carnival Corporation and Interactive Innovation for Ford Motor Company. DSE / ITE is a leading industry show dedicated to digital signage and interactive technology.

In March 2008, our company won POPAI’s Silver Digital Signage Award for Hospitality/Entertainment Network — Digital Menu Boards for work done for KFC/YUM! Brands and for Government / Education / Corporation Network — “InfoPoint” for work done for Thomson Reuters. This awards contest through Point of Purchase Advertising International (POPAI) recognizes the most innovative and effective marketing at-retail displays and programs that improve sales and make products memorable and enticing to consumers.

In September 2008, during the Digital Signage Expo — EAST, Wireless Ronin took home Content Awards for creative design and execution of in-store solutions for Gabberts Fine Furnishings and Interior Design and for the digital signage content found at the Las Vegas Convention Center.

In addition, VMSD Magazine (Visual Merchandising + Store Display) recognized RoninCast Digital Menu boards — KFC/YUM! Brands — as one of the Best New Products of 2008.

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

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition from 99 clients at the end of 2007 to 200 clients at the end of 2008. Detail on key customers is as follows:

•	Chrysler (BBDO Detroit/Windsor) — WRT Canada has been managing a data-driven touch screen kiosk program for Chrysler for over eight years with over 2,400 dealers installed. In 2007, Chrysler partnered with our company to create the next evolution of the Chrysler Vehicle Information Centre as a RoninCast® interactive digital signage solution. A pilot project was launched mid-year 2007. Key national markets across Canada were selected for the test. Care was given to choose a range of dealerships representative of Chrysler Canada. Results were analyzed and focus group conference calls collected dealer feedback, comments and suggestions. The outcome was the development of a national rollout plan that has not yet been implemented and may be delayed due to current market conditions. Chrysler has also utilized the RoninCast®-driven Vehicle Information Center at major auto shows in the U.S. and Canada. Sales to Chrysler, through BBDO Detroit/Windsor, represented 31.8% and 18.3% of total sales for the years ended December 31, 2008 and 2007, respectively.

•	KFC — In December 2007, Wireless Ronin entered into an information technology products and services master terms and conditions agreement with Yum Restaurant Services Group, Inc. (“Yum”). That agreement established standard terms and conditions pursuant to which we may provide goods and services to Yum’s commonly owned affiliates such as Taco Bell Corp., Pizza Hut, Inc., KFC U.S. Properties, Inc., Long John Silvers, Inc., and A&W Restaurants, Inc. To date, we have currently deployed digital menu boards in over 80 KFC locations throughout the United States. The Louisville and Oklahoma City metro regions are currently 100% digital. KFC continues to measure sales lift and menu board effectiveness as its digital footprint grows. Sales to KFC represented 17.9% in 2008. Our relationship with KFC began in 2007 and sales to KFC represented less than one percent of total sales in 2007.

•	ARAMARK — We have worked with ARAMARK since April of 2008. ARAMARK provides managed food service for thousands of locations in 10 verticals worldwide. We have been engaged by the Higher Education division to support menu boards and touch order screens on university campuses. We are currently expanding our services into elementary and secondary schools. ARAMARK has a corporate services group, Innovative Dining Solutions, which acts as a service bureau for many tasks for the various vertical markets. Innovative Dining Solutions has engaged our company in the healthcare industry. We currently provide all aspects of the related digital signage needs, including hosting and content, though as ARAMARK expands it may take a larger role in content creation as well as potentially hosting its own solution. Sales to ARAMARK represented 3.2% of our total sales in 2008.

•	Thomson Reuters — In June 2007, we entered into a master services agreement with Reuters Limited to manage and maintain Reuter’s InfoPoint network at digital signage locations in and outside the United States. We supply a complete solution to Thomson Reuters including hardware, software and hosting. The InfoPoint network is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. The network is designed for public spaces, lobbies, waiting areas and walkways. Our RoninCast® digital signage software is supplied to Reuters through our reseller partner, Richardson Electronics. Reuters is the world’s largest international multimedia news agency, providing investing news, world news, business news, technology news, headline news and small business news via the internet, video, mobile and interactive television platforms. We provide system support to Reuters’ network on a 24-hour per day, 7-day per week and 365 days per year basis. Sales to Thomson Reuters represented 2.5% of total sales in 2008. Our relationship with Thomson Reuters began in 2007 and sales in 2007 represented less than one percent of total sales.

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

Enterprise-Level Compatibility

RoninCast® software is designed to easily integrate into large enterprises and become part of the suite of tools that are used every day. The RoninCast® Server applications (MCS and EPC) run under Windows (2K, XP and 2K+ Server), and Linux server technology. In order to accommodate our customers’ network administrators, our software supports the ability to use ASP and PHP to create controlled, closed-loop interfaces for the RoninCast® system.

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

Wireless and wired LAN each pose different levels of security exposure. Wireless LAN has the most exposure to potential intruders. However, both can be accessed. In order to create a secure network, we utilize high-level industry-standard wireless LAN equipment and configure it with the highest level of security. When necessary, we work with our customers, analyze their network security and recommend back-end computer security hardware and software that will help make both their network and the RoninCast® network as secure as possible.

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

Network Operations Center

We offer a full service network operations center (“NOC”), manned 24/7, in Minnetonka, Minnesota, supported by a redundant center in Des Moines, Iowa. The computers in both locations communicate in real-time with the devices deployed at our customer locations.

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

Our Suppliers

Our principal suppliers include the following:

•	NEC Display Solutions, Electrograph and Synexx for monitors;

•	Bell Micro, NowMicro and NEC for computers;

•	Chief Manufacturing, Inc. for fixtures; and

•	United Service Source and ASD for installation services.

We have no long-term agreements with any of our suppliers.

Agreements with NewSight

On August 10, 2007, we announced that our largest customer during 2007, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, we agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest, Meijer, Inc. (“Meijer”), under a digital signage agreement.

In consideration of our undertaking to complete the Meijer Network (as defined below), we agreed to take a promissory note and security interest in certain equipment, while we understood NewSight was in the process of raising capital. Effective October 8, 2007, NewSight issued us a Secured Promissory Note (the “Note”) for goods provided and services rendered, in an original principal amount of $1,760,177. In connection with the issuance of the Note, we also entered into a Security Agreement, dated October 12, 2007, with NewSight pursuant to which we acquired a security interest in certain collateral of NewSight, consisting of all existing and after-acquired video screens and monitors and other equipment for digital signage then or thereafter provided by us to NewSight, including all such equipment located in the Fashion Square Mall in Saginaw, Michigan and the Asheville Mall in Asheville, North Carolina, and any grocery store premises operated by Meijer and its affiliates (the “Meijer Network”) and all related hardware, software and parts used in connection with such equipment or the Meijer Network and all proceeds from such personal property, but not including any intellectual property of NewSight (the “Collateral”). Pursuant to the Note, this debt obligation would mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

We extended the term of the Note to allow NewSight more time to complete its financing efforts, on January 7, 2008, April 4, 2008 and June 5, 2008. In connection with the first of such extensions, we agreed to credit NewSight customer deposits aggregating $277,488 against the amount of the Note. In connection with the second extension, we agreed to terminate several other agreements we had with NewSight: the physician office agreement to develop the “NewSight on Health” physicians network; the agreement for development of the Pyramid Mall network; and the 3-D software development agreement.

The Note, as amended, matured on August 15, 2008. NewSight’s aggregate indebtedness to us, including the Note, accrued interest, and all accrued warehousing fees and expenses and network operating and maintenance expenses, totaled $2,761,608, net of deferred revenue of $1,029,796, at such date (the “Aggregate Indebtedness”). Given NewSight’s inability to obtain financing that would have allowed it to repay this obligation and given the termination of NewSight’s business relationship with Meijer regarding the Meijer Network, we entered into negotiations with NewSight and its principal creditor, Prentice Capital Management, L.P. (“Prentice”), to obtain ownership of the Collateral (other than the Released Collateral (as defined below)) (the “Surrendered Collateral”) in recognition of our rights as a secured creditor. The “Released Collateral” represented Collateral presently installed at the stores operated by CBL Associated at the Fashion Square Mall and the Asheville Mall.

On August 21, 2008, we entered into a Turnover and Surrender Agreement with NewSight (the “Turnover and Surrender Agreement”) under which NewSight surrendered, transferred and turned over to us, and we accepted, the Surrendered Collateral in full satisfaction of the Aggregate Indebtedness. We agreed that, except for the obligations under the Turnover and Surrender Agreement, NewSight has no further obligations to us. The Surrendered Collateral was turned over and surrendered to us on an “as is” and “where is” basis. Under the Turnover and Surrender Agreement, NewSight granted us an irrevocable license and consent to enter into any properties licensed to or leased by NewSight for the purpose of taking possession and control of such collateral. NewSight further agreed to indemnify and hold us and our subsidiary, and all of our shareholders, agents, officers and directors harmless against any and all claims, losses and expenses (including attorneys fees) related to any claims against us as a result of a breach of any covenant, representation or warranty by NewSight in the Turnover and Surrender Agreement, and claims by any creditor, shareholder or trustee of NewSight relating to the transfer and surrender under the Turnover and Surrender Agreement. We and NewSight also agreed to a mutual release of all claims except obligations arising under the Turnover and Surrender Agreement.

In addition, we entered into a Consent Agreement with Prentice on August 21, 2008 (the “Consent Agreement”) pursuant to which Prentice consented to the terms and conditions of the Turnover and Surrender Agreement. The Consent Agreement also provided for the allocation of any future proceeds received or paid to us in connection with the Surrendered Collateral or the Meijer Network. In general, such funds would be applied in the following manner: (1) first to payment of our expenses in connection with the turnover and surrender, (2) second to payment of our expenses in connection with replacing, modifying or enhancing the Surrendered Collateral, (3) third to our company in payment of the Aggregate Indebtedness, (4) fourth the next $100,000 of proceeds would be allocated 70% to our company and 30% to Prentice, and (5) fifth all remaining proceeds would be allocated 50% to our company and 50% to Prentice. These allocations also applied in the event of the sale or contribution by our company of the Surrendered Collateral or the Meijer Network. However, such allocations did not apply to amounts paid or payable to our company in payment or reimbursement of our monthly costs to operate or service the Meijer Network. The rights and interests granted by our company to Prentice under the Consent Agreement were to expire on the third anniversary of the Consent Agreement. We and Prentice also generally agreed to a mutual release of all claims.

On August 21, 2008, we also entered into an Interim Operating Agreement with ABC National Television Sales, Inc. (“ABC”) and Met/Hodder, Inc. (“MH”) pursuant to which the parties continued to operate the Meijer Network through October 31, 2008 (the “Interim Operating Agreement”). We entered into the Interim Operating Agreement to continue to run the Meijer Network for an interim period necessary to establish a more permanent arrangement with respect to the Meijer Network ownership and placement in Meijer stores. We received $51,000, paid out of advertising revenues on the Meijer Network, under this agreement in 2008.

Meijer then sent a request for proposal to several national network providers, including Wireless Ronin Technologies, to build out the remaining network of 82 stores and continue to support the existing network of 102 stores in which we owned the network hardware. We expected Meijer to choose one of these network providers in the fourth quarter of 2008, with which to move forward. As of September 30, 2008, we had reclassified the NewSight account receivable balance of $2,429,884, deferred revenue of $1,029,796, deferred costs of $585,538, and the accrued finder’s fees of $48,464 to Network equipment held for sale totaling $1,937,162. This asset appeared as a separate line on our balance sheet as a current asset at September 30, 2008.

Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network. As a result, we moved approximately $171,000 of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1,766,072 of network equipment held for sale.

Agreement with Marshall Special Assets Group, Inc.

On February 13, 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $653,995 and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2008 and 2007, we recorded $50,000 of expense pursuant to the minimum payment for 2008 and 2007 required under the agreement.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position. The digital signage market is subject to rapid technological change including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options. Client requirements are also evolving rapidly. To remain successful, we must continually adapt to these and other changes. We incurred research and development expenses of $2,541,267 in 2008, $1,197,911 in 2007 and $875,821 in 2006.

Services

Our services are integral to our ability to provide customers with successful digital signage solutions. We offer a wide range of services from consulting, project planning, design, content development, training, hosting and implementation services, to ongoing customer support and maintenance. Generally, we charge our customers for services on a fee-for-service basis.

Wireless Ronin also offers existing and prospective clients with robust and turnkey content creation capabilities. Our graphic shops in Windsor, Ontario, Canada and Minnetonka, Minnesota are staffed with competent and experienced artists who excel at converting existing assets into appealing digital assets.

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

Maintenance and Support:  Our support staff is available 24/7 for assistance with any issue. Standard maintenance, including software upgrades, is included under the annual maintenance agreement.

Intellectual Property

As of March 9, 2009, we had received one design patent and three U.S. patent applications and one Canadian patent application remained pending relating to various aspects of our RoninCast® delivery system. For the two U.S. patent applications, we filed utility applications to follow on to previously filed provisional applications. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us.

We currently have U.S. federal trademark registrations for WIRELESS RONIN® and RONIN CAST®, and for RONINCAST and Design®. RONIN CAST® and RONIN CAST and Design® have been registered in the European Union. RONIN CAST and Design® is registered in Canada. We have several trademarks pending action by various patent and trademark offices as described below:

RONINCAST® and Design (Color Logo) is pending registration in Canada and registered in the European Union and the U.S.

The “WR” (Circle Design) is pending registration in Canada and has been allowed in the U.S.

COMMUNICATING AT LIFESPEEDtm is pending in Canada and registered in the U.S. and the European Union.

Federal trademark registrations continue indefinitely so long as the trademarks are in use and periodic renewals and other required filings are made. We review our trademarks and registration requirements with the help of trademark legal counsel and may, from time to time, abandon registered trademarks or file new applications for trademarks if then current registrations no longer accurately reflect our use of those trademarks.

In February 2006, we received a letter from MediaTile Company USA, advising us that it filed a patent application in June 2005 relating solely and narrowly to the use of cellular delivery technology for digital signage. The letter contains no allegation of an infringement of MediaTile’s patent application. MediaTile’s patent application has not been examined by the U.S. Patent Office. Therefore, we have no basis for believing our systems or products would infringe any pending rights of MediaTile. We asked MediaTile in a responsive letter to keep us apprised of their patent application progress in the Patent Office. As of March 9, 2009, MediaTile has not provided the responsive letter requested nor has MediaTile contacted us regarding its patent application.

Competition

We compete with EnQii and Stratacache as digital signage providers. Within our primary verticals of automotive, quick serve restaurant and retail, our competitors include Broadsign, Scala, Omnivex, Hughes, Texas Digital, c-nario, Harris-Infocaster, Planar/Coolsign and Cisco Systems. Touch-screen competitors include Netkey and Nanonation. During 2008 both EnQii and Stratacache raised capital and, although we have no access to detailed information regarding our competitors’ respective operations, some or all of these entities may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our direct sales force, our full service network operations center, our complete digital signage solutions and our brand awareness are the primary factors affecting our competitive position. We also compete with standard advertising media, including print, television and billboards.

Territories

Our company sells products and services primarily throughout North America. In the year ended December 31, 2008, we derived 85% of net sales in the U.S. and 15% of net sales in Canada, based on location of end customer. For more information, see Note 10 (“Segment Information and Major Customers”).

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

Employees

We often refer to our employees as associates. As of March 9, 2009, we had a full-time workforce of 94, of which 77 were employees (associates), 13 were contractors engaged through agencies and four were independent contractors engaged directly by us. Fifty members of our workforce operate out of our headquarters located in Minnetonka, Minnesota. The others operate out of our office located in Windsor, Ontario, Canada. Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration areas.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 9, 2009. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company

James C. Granger	62	President, Chief Executive Officer and Director
Darin P. McAreavey	40	Vice President and Chief Financial Officer
Scott W. Koller	47	Executive Vice President and Chief Operating Officer

James C. Granger has served as our President, Chief Executive Officer and Director since December 2008. Prior to joining Wireless Ronin, Mr. Granger served as President of Toptech Systems, Inc., a provider of software, hardware and data services. Prior to Toptech, Mr. Granger was President and Chief Executive Officer and a Director of Norstan Inc., a communications solutions and services company, from November 2000 to February 2004. Mr. Granger served as Chairman, President and Chief Executive Officer of Digital Biometrics, Inc., now part of L-1 Identity Solutions Inc., a provider of identification information systems that employ biometric technology, from January 1997 to November 2000. He was President of Access Platform Systems Division at ADC Telecommunications, Inc., a provider of broadband communications network infrastructure products and related services from 1995 to 1997. Mr. Granger served as Vice President of Consumer Markets Operations, and before that, as Vice President of Marketing, at Sprint/United Telephone from 1989 to 1995.

Darin P. McAreavey has served as Vice President and Chief Financial Officer since March 2009. Mr. McAreavey worked for Xiotech Corporation from September 2007 to March 2009 as its Chief Financial Officer. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group as its Chief Financial Officer. Mr. McAreavey was the Chief Financial Officer, Executive Vice President and Treasurer for Stellent, Inc. from May 2006 to February 2007 and that company’s Corporate Controller from September 2004 to May 2006. Mr. McAreavey worked at Computer Network Technology from August 1995 to September 2004 where he held several management level finance positions including Director of Finance. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Senior Accountant at Eide Helmeke & Co. from July 1991 to November 1993.

Scott W. Koller has served as Executive Vice President and Chief Operating Officer since March 2009. Mr. Koller previously served as Executive Vice President of Sales and Project Management since October of 2008. Mr. Koller was Executive Vice President of Sales and Marketing from February 2007 until October 2008. From November 2004 through January 2007, Mr. Koller served as our Senior Vice President of Sales and Marketing. From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Inc. From August 1998 to November 2003, Mr. Koller served in various roles with Walchem Corporation, including the last three years as Vice President of Sales and Marketing. Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.

ITEM 1A	RISK FACTORS

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

Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $20,692,361 and $10,086,385 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $64,212,458.

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

World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the economic downturn. Furthermore, the downturn has adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. The economic crisis could also materially impact us through insolvency of our suppliers or current customers. While we have down-sized our operations to reflect the decrease in demand, we may not be successful in mirroring current demand.

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

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

Chrysler (BBDO Detroit / Windsor) accounted for 44.5% of our total accounts receivable as of December 31, 2008. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

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

In August 2007, we acquired McGill Digital Solutions, Inc. (now Wireless Ronin Technologies (Canada), Inc.), a Canadian company based in Windsor, Ontario, Canada. We have significantly decreased the workforce in the Windsor office. As part of this downsizing, we have taken measures to consolidate reporting relationships and business functions across both our headquarters and Windsor offices. We have also taken steps to integrate technologies developed by staff in our headquarters with those developed in our Windsor office. Successfully joining those technologies is complicated, time-consuming and may not ultimately prove successful either technically or in terms of providing a commercially successful product or set of products. We cannot assure you that these changes to our workforce, organizational structure or products will prove to be beneficial or without unforeseen risks over either the short or long term future. We cannot assure you that these risks or other unforeseen factors will not offset the intended benefits of the acquisition, in whole or in part.

In addition, we now have additional duties and liabilities related to having offices and operations in Canada. These risks and costs include the need to comply with local laws and regulatory requirements, as well as changes in those laws and requirements, such as regarding employment and severance issues, tax issues, tariffs and duties, and protection of our intellectual property rights.

Finally, we may determine to grow through future acquisitions of technologies, products or businesses. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which could contain restrictive covenants. In addition, acquisitions may result in significant amortization expenses related to intangible assets. Such methods of financing could adversely affect our earnings. We cannot assure you that we will be successful in integrating any business acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.

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

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly. We may need additional funding in the future. Necessary funding may not be available on terms that are favorable to the company, if at all.

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

We recently replaced many members of our management and effected a substantial reduction in our associate headcount, and our failure to successfully adapt to these changes and/or a failure by our new management team to successfully manage our operations may adversely affect our business.

In 2008 we replaced a large portion of our management team, including our Chief Executive Officer, Chief Financial Officer, Executive Vice President of Engineering and Product Development, Executive Vice President and Chief Technical Officer and Executive Vice President of Content Engineering. We only recently hired a permanent Chief Financial Officer and a Vice President of Product Development. These transitions could create uncertainty and confusion among our employees, customers and shareholders. In addition, the transitions may adversely affect or delay customer purchase decisions or decisions about the strategic direction of our business and raise concerns among our employees, customers and shareholders, all of which could affect our business, operating results and financial position. Our future success depends on the ability of our senior management team, including a Chief Executive Officer who has been with the company only since December 2008 and a Chief Financial Officer who has been with the Company only since March 2009, to work together to successfully implement our strategies and manage our operations.

Furthermore, we made two substantial reductions in corporate headcount, which we refer to as RIFs, in the fourth quarter of 2008. The RIFs could create uncertainty and confusion among our current employees, customers and suppliers. In addition, the RIFs might not result in the cost savings or efficiencies we anticipate. The RIFs will require our remaining employees to fulfill new roles that they had not been filling in the past, and such staff reductions can cause increased attrition among remaining employees. If we cannot operate our business in an effective manner, it may adversely affect our business, operating results and financial position.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

•	James C. Granger, President, Chief Executive Officer and Director;

•	Darin P. McAreavey, Vice President and Chief Financial Officer; and

•	Scott W. Koller, Executive Vice President and Chief Operating Officer.

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

As of March 9, 2009, we had one U.S. patent, and three U.S. and one Canadian patent applications pending relating to various aspects of our RoninCast® system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

MediaTile Company USA has informed us that it filed a patent application in 2004 related to the use of cellular technology for delivery of digital content. We currently use cellular technology to deliver digital content on a limited basis. While MediaTile has not alleged that our products infringe its rights, it may so allege in the future. We have not received any communications from MediaTile subsequent to its initial contact with us in February 2006, though we cannot assure you that MediaTile will not take up the matter again and seek to either bar us from using an allegedly infringing technology or seek a royalty for our use of such an allegedly infringing technology.

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

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce sales and the market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our business.

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

In accordance with current federal, state and local tax laws, and the constitutional limitations thereon, we currently collect sales, use or other similar taxes in state and local jurisdictions where we have a physical presence that we understand to be sufficient to require us to collect and remit such taxes. One or more state or local jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies which engage in commerce with persons in that state. Several U.S. states have taken various initiatives to prompt more sellers to collect local and state sales taxes. Furthermore, tax law and the interpretation of constitutional limitations thereon are subject to change. In addition, new or expanded business operations in states where we do not currently have a physical presence sufficient to obligate us to collect and remit taxes could subject shipments of goods into or provision of services in such states to sales tax under current or future laws. If our company grows, increased sales of our products and services to locations in various states and municipalities may obligate us to collect and remit sales tax and to pay state income and other taxes based upon increased presence in those jurisdictions. We will endeavor to collect, remit and pay those state and local taxes that we owe according to applicable law. State and local tax laws are, however, subject to change, highly complex and diverse from jurisdiction to jurisdiction. If one or more state or local jurisdictions successfully asserts that we must collect sales or other taxes beyond our current practices or that we owe unpaid sales or other taxes and penalties, it could adversely affect our business and financial condition.

We have received tax notices from local jurisdictions in Michigan seeking payment of property taxes for digital signage systems originally owned by NewSight Corporation in Meijer, Inc. stores but later subject to our collateral interest when we converted the NewSight account receivable to a secured promissory note. Subsequent to our contractual agreement with NewSight to take ownership of hardware composing the digital signage networks to satisfy NewSight’s debt, local jurisdictions in Michigan asserted that we owed property taxes on such systems. We have transferred ownership of these systems to Meijer, Inc. and its affiliates for a nominal sum. We made this transfer in light of the facts that the network was not useful to us and that the costs of removing the hardware would be far greater than any amount we could recover from selling that hardware. As a result, we believe that we owe nothing to the local taxing authorities but this is a determination that could be subject to dispute. We do not believe that any amount that we expend to resolve the matter will be material but we cannot assure you of the outcome with certainty.

Our results of operations could be adversely affected by changes in foreign currency exchange rates, particularly fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

Since a portion of our operations and revenue occur outside the United States and in currencies other than the U.S. dollar, our results could be adversely affected by changes in foreign currency exchange rates. Additionally, given our ownership of Wireless Ronin Technologies (Canada), Inc., changes in the exchange rate between the U.S. dollar and the Canadian dollar can significantly affect company balances and our results of operations. Although we periodically use forward contracts to manage our exposure associated with forecasted international revenue transactions denominated in U.S. dollars, our business, results of operations and financial condition could be adversely affected by changes in foreign currency exchange rates.

Risks Related to Our Securities

We are subject to financial reporting and other requirements for which our accounting, other management systems and resources may not be adequately prepared.

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

If we fail to comply with the NASDAQ requirements for continued listing, our common stock could be delisted from NASDAQ, which could hinder our investors’ ability to trade our common stock in the secondary market.

Generally, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on NASDAQ. If our common stock is delisted from NASDAQ, trading in our common stock would likely thereafter be conducted in the over-the-counter markets in the so-called pink sheets or the OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by securities analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

In light of the economic downturn’s broad effects on the stock prices of its listed companies, NASDAQ suspended its $1.00 minimum bid price rule in October 2008. This rule suspension is currently scheduled to expire April 19, 2009. Our stock price fell below $1.00 during the fourth quarter of 2008 and traded below $1.00 during the first quarter of 2009, during the rule suspension period. If our stock price is similarly low after NASDAQ lifts the suspension of this rule, we could be subject to delisting from NASDAQ. In addition, we could also be subject to delisting from NASDAQ if we fail to maintain compliance with the other requirements for continued listing which are still in full force.

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

Anti-takeover provisions of our articles of incorporation, bylaws and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further shareholder approval, may issue up to 16,666,666 shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our Board of Directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our Board of Directors to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our Board of Directors.

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

We have registered for resale 2,315,722 shares of our outstanding common stock and 1,802,523 shares underlying warrants under the registration statement that was originally declared effective by the SEC on February 8, 2007. If these shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. This lease was originally scheduled to expire on November 30, 2009. On March 6, 2009, we signed a lease termination agreement on the Martin Drive facility, subject to the sale of the property, which is scheduled to take place on March 19, 2009.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs.

ITEM 3	LEGAL PROCEEDINGS

We were not party to any material legal proceedings as of March 9, 2009.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low

2008
First Quarter	$4.56	$2.90
Second Quarter	$7.33	$3.97
Third Quarter	$5.57	$2.12
Fourth Quarter	$2.43	$0.42
2007
First Quarter	$8.89	$5.59
Second Quarter	$10.12	$6.42
Third Quarter	$9.57	$6.24
Fourth Quarter	$6.50	$2.65

Holders

As of March 9, 2009, we had 99 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The performance graph compares our cumulative shareholder return with the Nasdaq Composite Index and issuers with similar market capitalizations, as denoted by the Russell 2000 Index (because we are unable to reasonably identify a peer group). The table below compares the cumulative total return assuming $100 was invested as of November 27, 2006 (the date of our initial public offering), in our common stock, the Nasdaq Composite Index and the Russell 2000 Index. The graph assumes the reinvestment of all dividends. The indexes are weighted based on market capitalization at the time of each reported data point.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG WIRELESS RONIN TECHNOLOGIES, INC.,
NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

ASSUMES $100 INVESTED ON NOV. 27, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2008

On October 15, 2008, an accredited investor who held a five-year warrant for the purchase of 1,666 shares of common stock at $0.09 per share exercised such warrant. We obtained gross proceeds of $150 in connection with this warrant exercise.

On December 23, 2008, an accredited investor who held a five-year warrant for the purchase of 13,888 shares of common stock at $0.09 per share exercised such warrant. We obtained gross proceeds of $1,250 in connection with this warrant exercise.

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

ITEM 6	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis — Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Current assets	$16,156,966	$34,923,296	$16,999,503	$768,187	$364,924
Total assets	18,559,699	40,368,707	17,545,927	1,313,171	701,598
Current liabilities	2,386,931	4,609,568	1,652,687	7,250,478	3,999,622
Non-current liabilities	—	70,960	155,456	1,668,161	1,397,563
Total liabilities	2,386,931	4,680,528	1,808,143	8,918,639	5,397,185
Shareholder’s equity (deficit)	$16,172,768	$35,688,179	$15,737,784	$(7,605,468)	$(4,695,587)

	For the Years Ended December 31
	2008	2007	2006	2005	2004

Statement of Operations Data:
Sales	$7,381,402	$5,984,913	$3,145,389	$710,216	$1,073,990
Cost of sales	6,589,289	3,892,367	1,545,267	939,906	1,029,072

Gross profit	792,113	2,092,546	1,600,122	(229,690)	44,918

Selling, general and administrative and other	19,563,314	12,209,657	5,042,635	2,889,230	2,168,457
Research and development expenses	2,541,267	1,197,911	875,821	881,515	687,398

Total operating expenses	22,104,581	13,407,568	5,918,456	3,770,745	2,855,855

Operating loss	(21,312,468)	(11,315,022)	(4,318,334)	(4,000,435)	(2,810,937)
Other income (expense)	620,107	1,228,637	(10,469,403)	(789,490)	(528,433)

Net loss	$(20,692,361)	$(10,086,385)	$(14,787,737)	$(4,789,925)	$(3,339,370)

Basic and diluted loss per common share	$(1.41)	$(0.82)	$(9.71)	$(7.18)	$(6.87)

Basic and diluted weighted average shares outstanding	14,664,144	12,314,178	1,522,836	666,712	486,170

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein under the caption “Risk Factors.”

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

We have determined VSOE of fair value for each of our products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of hardware is based on a stand-alone market price.

Each element of our multiple element arrangement qualifies for separate accounting with the exception of undelivered maintenance and service fees. We defer revenue under the residual method for undelivered maintenance and support fees included in the price of software and amortize fees ratably over the appropriate period. We defer fees based upon the customer’s renewal rate for these services.

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

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,611,273, 3,543,283 and 3,072,637 for 2008, 2007 and 2006, respectively, were excluded from the computation of loss per share as their effect was antidilutive.

Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivables and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for Stock-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. Stock-based compensation expense of $1,312,955, $1,167,171 and $787,214 was charged to operating expenses during 2008, 2007 and 2006, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

In March 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which expresses the view of the staff regarding the use of a “simplified” method in developing an estimate of expected term for stock options. Since we have little historical data to rely upon, we have applied the provisions of SAB 107 and SAB 110 in our application of SFAS 123R.

We account for equity instruments issued for services and goods to non-employees under SFAS 123R, “Share-Based Payment”; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” Generally, the equity instruments issued for services and goods are shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

See Note 9 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of our adoption of SFAS 123R and the assumptions we use to calculate the fair value of share-based compensation.

Results of Operations

Our results of operations for the years ended 2008, 2007 and 2006 were as follows:

	For The Years Ended December 31
	2008	2007	2006

Sales	$7,381,402	$5,984,913	$3,145,389
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,589,289	3,892,367	1,545,267

Gross profit	792,113	2,092,546	1,600,122
Sales and marketing expenses	3,998,744	2,805,522	1,462,667
Research and development expenses	2,541,267	1,197,911	875,821
General and administrative expenses	11,257,801	8,048,583	2,383,941
Depreciation and amortization expense	1,225,827	651,557	1,196,027
Impairment of network equipment held for sale	1,766,072	—	—
Impairment of intangible assets	1,264,870	—	—
Termination of partnership agreement	50,000	703,995	—

Total operating expenses	22,104,581	13,407,568	5,918,456

Operating loss	(21,312,468)	(11,315,022)	(4,318,334)
Other income (expenses):
Interest expense	(22,484)	(40,247)	(10,124,216)
Loss on debt modification	—	—	(367,153)
Interest income	647,066	1,277,456	21,915
Other	(4,475)	(8,572)	51

Total other income (expense)	620,107	1,228,637	(10,469,403)

Net loss	$(20,692,361)	$(10,086,385)	$(14,787,737)

Our results of operations as a percentage of sales for the years ended 2008, 2007 and 2006 were as follows:

	For The Years Ended December 31
	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	89.3%	65.0%	49.1%

Gross profit	10.7%	35.0%	50.9%
Sales and marketing expenses	54.2%	46.9%	46.5%
Research and development expenses	34.4%	20.0%	27.8%
General and administrative expenses	152.5%	134.5%	75.8%
Depreciation and amortization expense	16.6%	10.9%	38.0%
Impairment of network equipment held for sale	23.9%	—	—
Impairment of intangible assets	17.1%	—	—
Termination of partnership agreement	0.7%	11.8%	—

Total operating expenses	299.4%	224.1%	188.1%

Operating loss	(288.7)%	(189.1)%	(137.2)%
Other income (expenses):
Interest expense	(0.3)%	(0.7)%	(321.9)%
Loss on debt modification	—	—	(11.7)%
Interest income	8.8%	21.3%	0.7%
Other	(0.1)%	(0.1)%	—

Total other income (expense)	8.4%	20.5%	(332.9)%

Net loss	(280.3)%	(168.6)%	(470.1)%

2008 compared to 2007

Sales

Our sales increased 23% to $7.4 million in 2008 from $6.0 million in 2007. The increase in sales in 2008 was the result of new customer relationships, the expansion of existing customer relationships and a full year of sales from our Canadian operations, offset by the loss of a large customer from 2007. Our acquisition of McGill Digital Solutions, Inc. in August of 2007 generated approximately 41% and 23% of our total sales in 2008 and 2007, respectively.

Cost of Sales

Cost of sales increased 69% to $6.6 million in 2008 from $3.9 million in 2007. Cost of sales included inventory write-down amounts of $64,688 and $73,018 in 2008 and 2007, respectively. The cost of sales increase was primarily attributable to a higher cost of hardware sales, higher costs to deliver content sales, installation costs related to one significant customer, an increased investment in our network operations center and a full year of costs from our Canadian operations.

Operating Expenses

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel costs and related expenses, advertising, promotional and product marketing expenses. Sales and marketing expense increased 43% to $4.0 million in 2008 from $2.8 million in 2007. The increase in 2008 was due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to stock options. We believe that sales and marketing expenses will decrease in 2009 compared to 2008, as we continue to control expenses in the current economic environment.

Research and Development Expenses.  Our research and development expenses consist primarily of personnel costs and related expenses associated with developing and enhancing our RoninCast® system. Research and development expense increased 112% to $2.5 million in 2008, from $1.2 million in 2007. The increase in 2008 was due primarily to increased personnel and related expenses to support our growth initiatives and added features and functionality to our RoninCast® software to support our vertical market strategy, as well as severance expense (described in detail below) incurred to align expenses with current client projects. We believe that research and development expenses will decrease in 2009 compared to 2008, as we continue to control expenses in the current economic environment.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of the cost of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees for legal, tax and audit and compliance expenses. General and administrative expense increased 40% to $11.3 million in 2008, from $8.0 million in 2007. The increase in 2008 was due primarily to increased personnel and related expenses to support our growth initiatives, stock-based compensation expense related to employee and director stock options and severance expense incurred to align expenses with sales levels. We believe that general and administrative expenses will decrease in 2009 compared to 2008, as we continue to control expenses in the current economic environment.

In 2008, our Chief Executive Officer and Chief Financial Officer resigned from our company. We recorded a total of $733,000 of severance expense related to these separations.

On November and December 2008, we announced workforce reductions of 35 and 27 people, respectively, including both employees and contractors at both our U.S. and Canadian operations. Coupled with three other U.S. employee resignations prior to the December reduction in force, these actions resulted in an approximate 40 percent total headcount reduction during the fourth quarter of 2008. These two workforce reductions were intended to align our expense base with the current level of sales and projects, and improve the overall efficiency of the organization. The combined severance charge from the two workforce reductions totaled approximately $274,000. Of such charge, $94,000 related to general and administrative expense, and $180,000 was related to research and development expense. We anticipate that quarterly operating expenses will decline by approximately $2.0 million commencing in the first quarter of 2009, due to these workforce reductions and other lower non-labor related expenses.

Depreciation and amortization expense.  Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets recorded from our acquisition of McGill Digital Solutions in August 2007. Depreciation and amortization expense increased 88% to $1.2 million in 2008, from $0.7 million in 2007. The increase in 2008 was due primarily to purchases of $1.1 million of capital equipment in 2008. We believe that depreciation and amortization expense will decrease in 2009 compared to 2008, as we continue to control capital expenditures in the current economic environment and as a result of the full impairment of intangible assets during 2008.

Impairment of Network Equipment Held for Sale.  In the third quarter of 2008, we re-classified a net receivable balance of $1.9 million to network equipment held for sale when NewSight Corporation defaulted on its note payable obligation and we took ownership of collateral including in-box inventory and an installed digital signage network in 102 Meijer stores. At the time of re-classification, Meijer was seeking a new network owner and we intended to sell the network to the new owner. Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network. As a result, we moved approximately $171,000 of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1.8 million of network equipment held for sale.

Impairment of Intangible Assets.  In the fourth quarter of 2008, we recorded an impairment charge for the assets related to the 2007 acquisition of McGill Digital Solutions. We reviewed the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with Statement of

Financial Accounting Standards No. 144 (FAS 144). Under FAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1.3 million of net book value of these intangible assets.

Termination of Partnership Agreement.  On February 13, 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $653,995 and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2008 and 2007, we recorded $50,000 of expense pursuant to the minimum payment for 2008 and 2007 required under the agreement.

Interest Expense

In 2008 and 2007, interest expense of $22,484 and $40,247, respectively, was attributable to capital lease obligations.

2007 compared to 2006

Sales

Our sales increased 90% to $6.0 million in 2007 from $3.1 million in 2006. The increase in sales in 2007 was the result of new customer relationships and the expansion of existing customer relationships. Our acquisition of McGill Digital Solutions, Inc. in August of 2007 generated approximately 23% of our total sales in 2007. Our sales in 2006 included over $700,000 of license fees deferred in previous years from two strategic relationships that have since been terminated.

Cost of Sales

Cost of sales increased 152% to $3.9 million in 2007 from $1.5 million in 2006. Cost of sales included inventory write-down amounts of $73,018 and $37,410 in 2007 and 2006, respectively. The cost of sales increase was primarily attributable to increased system hardware and services sales.

Operating Expenses

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel costs and related expenses, advertising, promotional and product marketing expenses. Sales and marketing expense increased to $2.8 million in 2007 from $1.5 million in 2006. The increase in 2007 was due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee stock options.

Research and Development Expenses.  Our research and development expenses consist primarily of personnel costs and related expenses associated with developing and enhancing our RoninCast® system. Research and development expense increased to $1.2 million in 2007 from $0.9 million in 2006. The increase in 2007 over 2006 was due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee stock options.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of the cost of executive, accounting, and administrative personnel and related expenses, insurance expense, professional fees for legal, tax and audit and compliance expenses. General and administrative expense increased to

$8.0 million in 2007 from $2.4 million in 2006. The increase in 2007 over 2006 was due primarily to increased personnel and related expenses to support our growth initiatives as well as stock-based compensation expense related to employee and director warrants and stock options.

Depreciation and amortization expense.  Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets recorded from our acquisition of McGill Digital Solutions in August 2007. Depreciation and amortization expense decreased to $0.7 million in 2007 from $1.2 million in 2006. The $1.2 million in 2006 included $0.9 million of financing cost amortization. Net of financing cost amortization, depreciation and amortization increased $0.4 million in 2007 due primarily to the $1.5 million of capital equipment purchases in 2007.

Termination of Partnership Agreement.  On February 13, 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $653,995 and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2007, we recorded $50,000 of expense pursuant to the minimum payment for 2007 required under the agreement.

Interest Expense

In 2007, interest expense of $22,484 was attributable to capital lease obligations. In 2006, we incurred interest expense of $10.1 million due to higher debt levels in 2006 versus 2007. The debt instruments outstanding during 2006 included a coupon cost and non-cash accounting expense for debt discounts and beneficial conversion. Cash payments for interest were $2.2 million for 2006, and the remaining interest expense was primarily attributable to warrant valuation and beneficial conversion.

Liquidity and Capital Resources

As of December 31, 2008, we had $13,594,642 of cash, cash equivalents and marketable securities, and working capital of $13,770,035. As of December 31, 2008, we did not have any significant debt, with the exception of capital leases. We plan to use our available cash to fund operations, which includes the continued development of our products and attraction of customers. Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations through 2009.

Operating Activities

We do not currently generate positive cash flow from operating activities. Our investments in infrastructure have outweighed sales generated to-date. As of December 31, 2008, we had an accumulated deficit of $64,212,458. The cash flow used in operating activities was $14,910,215, $9,651,181 and $4,959,741 for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, net cash used by operating activities was attributable to our net loss and increases in accounts receivable and prepaid expenses and decreases in accounts payable and deferred revenue, partially offset by decreases in inventory and corporate income taxes receivable and increases in accrued liabilities. In 2007, net cash used by operating activities was attributable to our net loss and increases in accounts receivable, inventories and other current assets, partially offset by increases in deferred revenue, accounts payable and accrued liabilities. In 2006, net cash used by operating activities was attributable to our net loss and increases in accounts receivable and other current assets and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $5,304,480 for the year ended December 31, 2008. Net cash used in investing activities was $11,823,943 and $7,487,705 for the years ended December 31, 2007 and 2006, respectively. In 2008, net cash provided by investing activities was the result of net sales of marketable securities of $6,355,898 offset by purchases of property and equipment of $1,051,418. In 2007, net cash used in investing activities was the result of net purchases of marketable securities of $7,474,821; cash paid for acquisitions, net of cash received, of $2,877,201; and purchases of property and equipment of $1,471,921. In 2006, net cash used in investing activities was the result of purchases of marketable securities of $7,176,779 and purchases of property and equipment of $310,926.

On August 16, 2007, we acquired McGill Digital Solutions, Inc. (now WRT Canada), based in Windsor, Ontario, Canada. We acquired the shares of McGill from the sellers for cash consideration of $3,190,563, subject to potential adjustments, and 50,000 shares of our common stock. We incurred $178,217 in direct costs related to the acquisition. In addition, we agreed to pay earn-out consideration to the sellers of up to $1,000,000 (CAD) and 50,000 shares of our common stock if specified earn-out criteria were met in 2007 and 2008. The 2007 and 2008 earn-out criteria were not met and no earn-out was paid for either year.

Financing Activities

We have financed our operations primarily from sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2008, 2007 and 2006, we generated a net $497,865, $27,692,266 and $20,586,247 from financing activities, respectively.

In 2008, we received $225,360 from the sale of 143,573 shares of common stock to our associates through our 2007 Associate Stock Purchase Plan. We received $372,300 from the exercise of outstanding warrants. We used $99,795 in the payment of capital leases.

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

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the economic downturn. Furthermore, the downturn has adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. The economic crisis could also materially impact us through insolvency of our suppliers or current customers. While we have down-sized our operations to reflect the decrease in demand, we may not be successful in mirroring current demand.

Chrysler (BBDO Detroit / Windsor) accounted for 44.5% of our total accounts receivable as of December 31, 2008. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly. We may need additional funding in the future. Necessary funding may not be available on terms that are favorable to the company, if at all.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We expect that our operating expenses will decrease in 2009 as we continue to control expenses in the current economic environment.

Operating and Capital Leases

At December 31, 2008, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,089 square feet of office and warehouse space under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that extends through June 30, 2009. We also lease our former headquarters facility of approximately 8,610 square feet at 14700 Martin Drive, Eden Prairie, Minnesota. We do not occupy this building and do not anticipate sub-leasing this facility through the expiration of our lease on November 30, 2009. As of December 31, 2008, we have recognized a liability for anticipated remaining net costs on this lease obligation. The remaining liability at December 31, 2008 was $141,700. On March 6, 2009, we signed a lease termination agreement on the Martin Drive facility, subject to the sale of the property, which is scheduled to take place on March 19, 2009. Assuming the property sells as planned, during the first quarter of 2009 we will reverse approximately six months of rent expense we previously accrued for this property.

The following table summarizes our obligations under contractual agreements as of December 31, 2008 and the time frame within which payments on such obligations are due.

	Payment Due by Period
		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital Lease Obligations (including interest)	$76,270	$76,270	$—	$—	$—
Operating Lease Obligations	941,256	332,634	400,752	207,870	—

Total	$1,017,526	$408,904	$400,752	$207,870	$—

Based on our working capital position at December 31, 2008, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, we adopted SFAS 157 as it relates to financial assets and liabilities recognized at fair value on a recurring basis and it has had no material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. We have not elected to apply the fair value option to any of our financial instruments and, therefore, there has been no material impact on our financial statements.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS 141 (Revised 2007) will have a material impact on our financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS 160 will have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. We do not expect that the adoption of the remainder of SFAS 157 will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will assess the impact of FSP 142-3 if and when future acquisitions occur.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 and effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 is not expected to have a material impact on our financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP 157-3 is effective immediately and did not have a material impact on our financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities (“VIE’s”). The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for our company in the first quarter of fiscal 2009. Because we have no VIE’s, the adoption is not expected to have a material impact our financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We currently have outstanding approximately $71,000 of capital lease obligations at fixed interest rates. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Virchow, Krause & Company, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Virchow, Krause & Company, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008. The attestation report of Virchow, Krause & Company, LLP, on our internal control over financial reporting as of December 31, 2008 is included on page F-2 of this Form 10-K and is incorporated by reference herein.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the captions “Proposal 1 — Election of Directors,” “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under separate caption.

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules. Our Code of Business Conduct and Ethics is posted on our internet website at www.wirelessronin.com and is available, free of charge, upon written request to our Chief Financial Officer at 5929 Baker Road, Suite 475, Minnetonka, MN 55345. We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.wirelessronin.com.

ITEM 11	EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees — Compensation Committee Interlocks and Insider Participation,” “Our Board of Directors and Committees — Compensation Committee Report,” “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held June 11, 2009.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.

(b) See “Exhibit Index” on page E-1.

(c) Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 13, 2009.

Wireless Ronin Technologies, Inc.

By	/s/ James C. Granger
James C. Granger
President and Chief Executive Officer
(Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James C. Granger and Darin P. McAreavey as his or her true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James C. Granger James C. Granger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Darin P. McAreavey Darin P. McAreavey	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ Gregory T. Barnum Gregory T. Barnum	Chairman of the Board of Directors	March 13, 2009

/s/ Stephen F. Birke Stephen F. Birke	Director	March 13, 2009

/s/ Thomas J. Moudry Thomas J. Moudry	Director	March 13, 2009

/s/ Geoffrey J. Obeney Geoffrey J. Obeney	Director	March 13, 2009

/s/ William F. Schnell William F. Schnell	Director	March 13, 2009

/s/ Brett A. Shockley Brett A. Shockley	Director	March 13, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Ronin Technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
Wireless Ronin Technologies, Inc.
Minnetonka, MN

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006. We also have audited Wireless Ronin Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wireless Ronin Technologies, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Wireless Ronin Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Virchow, Krause & Company, LLP

Minneapolis, MN
March 13, 2009

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,293,681	$14,542,280
Marketable securities - available for sale	8,300,961	14,657,635
Accounts receivable, net of allowance of $91,758 and $84,685	1,822,627	4,135,402
Income tax receivable	12,275	231,328
Inventories	461,568	539,140
Prepaid expenses and other current assets	265,854	817,511

Total current assets	16,156,966	34,923,296
Property and equipment, net	1,917,832	1,780,390
Intangible assets, net	—	3,174,804
Restricted cash	450,000	450,000
Other assets	34,901	40,217

TOTAL ASSETS	$18,559,699	$40,368,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$70,960	$100,023
Accounts payable	1,068,091	1,387,327
Deferred revenue	180,621	1,252,485
Accrued purchase price consideration	—	999,974
Accrued liabilities	1,067,260	869,759

Total current liabilities	2,386,932	4,609,568
Capital lease obligations, less current maturities	—	70,960

TOTAL LIABILITIES	2,386,932	4,680,528

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,666,666 shares authorized
Preferred stock, 16,666,666 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000,000 shares authorized; 14,849,860 and 14,537,705 shares issued and outstanding	148,499	145,377
Additional paid-in capital	80,649,804	78,742,311
Accumulated deficit	(64,212,459)	(43,520,098)
Accumulated other comprehensive income (loss)	(413,077)	320,589

Total shareholders’ equity	16,172,767	35,688,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,559,699	$40,368,707

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006

Sales
Hardware	$2,478,936	$3,298,078	$1,852,678
Software	876,529	597,923	1,107,913
Services and other	4,025,937	2,088,912	184,798

Total sales	7,381,402	5,984,913	3,145,389
Cost of sales
Hardware	2,192,837	2,286,695	1,429,585
Software	247,075	1,007	—
Services and other	4,084,689	1,531,647	78,272
Inventory lower of cost or market	64,688	73,018	37,410

Total cost of sales (exclusive of depreciation and amortization shown separately below)	6,589,289	3,892,367	1,545,267

Gross profit	792,113	2,092,546	1,600,122
Operating expenses:
Sales and marketing expenses	3,998,744	2,805,522	1,462,667
Research and development expenses	2,541,267	1,197,911	875,821
General and administrative expenses	11,257,801	8,048,583	2,383,941
Depreciation and amortization expense	1,225,827	651,557	1,196,027
Impairment of network equipment held for sale	1,766,072	—	—
Impairment of intangible assets	1,264,870	—	—
Termination of partnership agreement	50,000	703,995	—

Total operating expenses	22,104,581	13,407,568	5,918,456

Operating loss	(21,312,468)	(11,315,022)	(4,318,334)
Other income (expenses):
Interest expense	(22,484)	(40,247)	(10,124,216)
Loss on debt modification	—	—	(367,153)
Interest income	647,066	1,277,456	21,915
Other	(4,475)	(8,572)	51

Total other income (expense)	620,107	1,228,637	(10,469,403)

Net loss	$(20,692,361)	$(10,086,385)	$(14,787,737)

Basic and diluted loss per common share	$(1.41)	$(0.82)	$(9.71)

Basic and diluted weighted average shares outstanding	14,664,144	12,314,178	1,522,836

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)

Balances at December 31, 2005	784,037	$7,840	$11,032,668	$(18,645,976)	$—	$(7,605,468)
Net loss	—	—	—	(14,787,737)	—	(14,787,737)
Unrealized gain on investments	—	—	—	—	16,732	16,732

Total comprehensive loss						(14,771,005)
Stock issued to related parties for:
Interest expense at $9.00 per share	24,999	250	224,750	—	—	225,000
Stock issued for short-term notes payable	45,332	453	202,192	—	—	202,645
Stock issued for short-term notes payable	20,000	200	58,662	—	—	58,862
Warrants issued to related parties for:
Short-term notes payable	—	—	268,872	—	—	268,872
Deferred issuance costs	—	—	39,499	—	—	39,499
Warrants issued for:
Notes payable	—	—	18,697	—	—	18,697
Bridge notes	—	—	1,893,500	—	—	1,893,500
Compensation expense	—	—	405,151	—	—	405,151
Directors	—	—	300,937	—	—	300,937
Beneficial conversion of short-term notes payable	—	—	5,700,290	—	—	5,700,290
Repricing of warrants	—	—	81,126	—	—	81,126
Proceeds from initial public offering of common stock, less offering costs	5,175,000	51,750	17,951,804	—	—	18,003,554
Conversion of long-term obligations into common stock	3,628,056	36,281	10,407,123	—	—	10,443,404
Conversion of accrued interest into common stock	147,642	1,476	470,994	—	—	472,470
Exercise of warrants	555	6	244	—	—	250

Balances at December 31, 2006	9,825,621	$98,256	$49,056,509	$(33,433,713)	$16,732	$15,737,784
Net loss	—	—	—	(10,086,385)	—	(10,086,385)
Unrealized loss on investments	—	—	—	—	(10,695)	(10,695)
Foreign currency translation gain	—	—	—	—	314,552	314,552

Total comprehensive loss						(9,782,528)
Stock-based compensation	—	—	1,167,171	—	—	1,167,171
Exercise of options and warrants	372,084	3,721	1,156,999	—	—	1,160,720
Common stock issued for acquisition	50,000	500	311,500	—	—	312,000
Proceeds from the sale of common stock, less offering costs	4,290,000	42,900	27,050,132	—	—	27,093,032

Balances at December 31, 2007	14,537,705	$145,377	$78,742,311	$(43,520,098)	$320,589	$35,688,179
Net loss	—	—	—	(20,692,361)	—	(20,692,361)
Unrealized loss on investments	—	—	—	—	(777)	(777)
Foreign currency translation loss	—	—	—	—	(732,889)	(732,889)

Total comprehensive loss						(21,426,027)
Stock-based compensation	—	—	1,312,955	—	—	1,312,955
Restricted stock issued under equity incentive plan	6,000	60	(60)	—	—	—
Exercise of options and warrants	162,582	1,626	370,674	—	—	372,300
Common stock issued under associate stock purchase plan	143,573	1,436	223,924	—	—	225,360

Balances at December 31, 2008	14,849,860	$148,499	$80,649,804	$(64,212,459)	$(413,077)	$16,172,767

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

Operating Activities:
Net loss	$(20,692,361)	$(10,086,385)	$(14,787,737)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	702,300	436,552	1,196,027
Amortization of acquisition-related intangibles	523,527	215,005	—
Impairment of intangible assets	1,264,870	—	—
Impairment of network equipment held for sale	1,766,072	—	—
Loss on disposal of property and equipment	72,605	36,782	—
Allowance for doubtful receivables	7,345	61,000	21,000
Inventory lower of cost or market	—	—	37,410
Debt discount amortization	—	—	3,569,509
Debt discount amortization — related party	—	—	606,912
Common stock issued for interest expense — related party	—	—	225,000
Issuance of warrants for short-term borrowings — related parties	—	—	39,499
Stock-based compensation expense	1,312,955	1,167,171	787,214
Beneficial conversion of notes payable	—	—	4,107,241
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(172,780)	(2,464,002)	(933,350)
Corporate income taxes	188,682	49,924	—
Inventories	182,338	(283,289)	95,595
Prepaid expenses and other current assets	(62,558)	(598,797)	(122,307)
Other assets	1,350	2,500	(4,995)
Accounts payable	(272,111)	410,927	697,280
Deferred revenue	(6,255)	1,065,010	(884,555)
Accrued liabilities	273,806	336,421	390,516

Net cash used in operating activities	(14,910,215)	(9,651,181)	(4,959,741)
Investing activities
Cash paid for acquisitions, net of cash received	—	(2,877,201)	—
Purchases of property and equipment	(1,051,418)	(1,471,921)	(310,926)
Purchases of marketable securities	(28,662,495)	(28,301,446)	(7,176,779)
Sales of marketable securities	35,018,393	20,826,625	—

Net cash provided by/(used in) investing activities	5,304,480	(11,823,943)	(7,487,705)
Financing activities
Net payments on bank lines of credit and short-term note payable	—	—	(350,000)
Payment for deferred financing costs	—	—	(864,509)
Proceeds from short-term notes payable — related parties	—	—	4,825,000
Payments on short-term notes payable — related parties	—	—	(335,601)
Proceeds from long-term notes payable	—	—	194,242
Payments on long-term notes payable and capital leases	(99,795)	(111,486)	(872,939)
Payments on long-term notes payable — related parties	—	—	(13,750)
Restricted cash	—	(450,000)	—
Proceeds from issuance of common stock and equity units	—	27,093,032	18,003,554
Proceeds from exercise of warrants and stock options	372,300	1,160,720	250
Proceeds from sale of common stock under associate stock purchase plan	225,360	—	—

Net cash provided by financing activites	497,865	27,692,266	20,586,247

Effect of Exchange Rate Changes on Cash	(140,729)	51,750	—

Increase (Decrease) in Cash and Cash Equivalents	(9,248,599)	6,268,892	8,138,801
Cash and Cash Equivalents, beginning of period	14,542,280	8,273,388	134,587

Cash and Cash Equivalents, end of period	$5,293,681	$14,542,280	$8,273,388

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating its financial statements into the reporting currency, the U.S. dollar. The translation adjustment has not been included in determining net income, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net income of the period. In 2008, a foreign currency transaction gain of $214,010 was recorded in Sales, Services and other. In 2007, a foreign currency transaction loss of $97,688 was recorded in Sales, Services and other. No foreign currency gain or loss was recorded in 2006.

3.	Revenue Recognition

The Company recognizes revenue primarily from these sources:

•	Software and software license sales

•	System hardware sales

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Company has determined VSOE of fair value for each of its products and services. The fair value of maintenance and support services is based upon the renewal rate for continued service arrangements. The fair value of installation and training services is established based upon pricing for the services. The fair value of software and licenses is based on the normal pricing and discounting for the product when sold separately. The fair value of hardware is based on a stand-alone market price.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Uncompleted contracts at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Cost incurred on uncompleted contracts	$195,724	$155,246
Estimated earnings	884,180	616,174

Revenue recognized	1,079,904	771,420
Less: billings to date	(1,130,351)	(932,021)

Amount included in deferred revenue	$(50,447)	$(160,601)

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

These amounts have been included in deferred revenue.

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

Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less when purchased. The Company maintains its cash balances in several financial institutions in Minnesota. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $91,758 and $84,685 at December 31, 2008 and 2007, respectively.

8.	Income Tax Receivable

The income taxes receivable owed to the Canadian subsidiary, Wireless Ronin Technologies (Canada), Inc., represents refunds filed with the Canada Revenue Agency for the year ending December 31, 2006. This

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

receivable is for the disallowance of the Ontario Interactive Digital Media Tax Credit as this resulted in a revision to the net loss of the subsidiary for tax purposes and the non-capital loss carryback request for 2006.

9.	Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at December 31, 2008 and 2007.

10.	Intangible Assets

The Company has allocated a portion of the purchase price of businesses acquired to intangible assets. Purchased intangible assets include trade names, customer relationships and other intangible assets acquired in business combinations. Intangible assets are amortized over finite lives using methods that approximate the benefit provided by utilization of the assets. In the fourth quarter of 2008, the Company recorded an impairment charge for the assets related to the 2007 acquisition of McGill Digital Solutions. See Note 5 for further information regarding the impact of the impairment of intangible assets. No impairment has been recognized on recorded intangible assets as of December 31, 2007.

11.	Impairment of Long-Lived Assets

The Company reviews the carrying value of all long-lived assets, including property and equipment as well as intangible assets with definite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. In the fourth quarter of 2008, the Company recorded an impairment charge for the intangible assets related to the 2007 acquisition of McGill Digital Solutions. See Note 5 for further information regarding the impact of the impairment of intangible assets. Except as discussed in Note 5, there have been no impairment losses for long-lived assets, including finite-lived intangible assets, recorded in 2008, 2007 or 2006.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 — 5 years
Demonstration equipment	3 — 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $702,300, $436,552 and $188,346 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to the deferred financing costs was $0 for the years ended December 31, 2008 and 2007 and $69,505 for the year ended December 31, 2006, which was recorded as a component of interest expense.

13.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $285,828, $595,084 and $352,849 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are unrealized gains and losses on short term investments and foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. In 2008, comprehensive loss included $732,889 recorded for unrealized foreign currency translation loss on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar, and $777 for unrealized investment losses. In 2007, comprehensive loss included $314,552 recorded for unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar, and $10,695 for unrealized investment losses. In 2006, comprehensive loss included $16,732 of unrealized investment gains.

15.	Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2008 and 2007. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $2,541,267 in 2008, $1,197,911 in 2007 and $875,821 in 2006.

16.	Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,611,273,

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

3,543,283 and 3,072,637 for 2008, 2007 and 2006, respectively, were excluded from the computation of loss per share as their effect was antidilutive.

17.	Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivables and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

18.	Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. Stock-based compensation expense of $1,312,955, $1,167,171 and $787,214 was charged to expense during 2008, 2007 and 2006, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

In March 2005 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS 123R. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”) which expresses the view of the staff regarding the use of a “simplified” method in developing an estimate of expected term for stock options. Since the Company has little historical data to rely upon, it has applied the provisions of SAB 107 and SAB 110 in its application of SFAS 123R.

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

19.	Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximated fair value because of the short maturity of those instruments.

20.	Financial Instruments

The Company periodically uses forward contracts to manage its exposure associated with forecasted international revenue transactions denominated in the United States dollar. These contracts are not designated as hedges and, accordingly, the changes in fair value are reported in income as a component of sales. At December 31, 2008 and 2007, there were no outstanding forward contracts.

21.	Registration Rights Agreements

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

22.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and valuation of recorded intangible assets. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, as the FASB previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities recognized at fair value on a recurring basis and it has had no material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value of Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments and, therefore, there has been no material impact on its financial statements.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS 141 (Revised 2007) will have a material impact on its financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The Company does not expect that the adoption of the remainder of SFAS 157 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company will assess the impact of FSP 142-3 if and when future acquisitions occur.

In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 and effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 is not expected to have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities (“VIE’s”). The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company in the first quarter of fiscal 2009. Because the Company has no VIE’s, the adoption is not expected to have a material impact the Company’s financial statements.

NOTE 2:	OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	2008	2007

Balance at beginning of year	$84,685	$23,500
Provision for doubtful receivables	28,610	77,982
Write-offs	(21,537)	(16,797)

Balance at end of year	$91,758	$84,685

INVENTORIES

	December 31,
	2008	2007

Finished goods	$355,183	$318,451
Work-in-process	106,385	220,689

Total inventories	$461,568	$539,140

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. The Company recorded expense of $64,688, $73,018 and $37,410 during the years ended December 31, 2008, 2007 and 2006, respectively, related to this adjustment to cost of sales.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2008	2007

Deferred project costs	$—	$476,679
Prepaid expenses	265,854	340,832

Total prepaid expenses and other current assets	$265,854	$817,511

Deferred project costs represent incurred costs to be recognized as cost of sales once all revenue recognition criteria have been met.

PROPERTY AND EQUIPMENT

	December 31,
	2008	2007

Leased equipment	$380,908	$380,908
Equipment	1,314,711	923,549
Leasehold improvements	332,483	313,021
Demonstration equipment	150,890	127,556
Purchased software	531,998	226,003
Furniture and fixtures	614,281	581,355

Total property and equipment	$3,325,271	$2,552,392
Less: accumulated depreciation and amortization	(1,407,439)	(772,002)

Net property and equipment	$1,917,832	$1,780,390

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2008	2007

Compensation	$719,613	$590,737
Accrued remaining lease obligations	141,700	170,793
Accrued rent	84,427	79,131
Sales tax and other	121,520	29,098

Total accrued liabilities	$1,067,260	$869,759

See Note 7 for additional information on accrued remaining lease obligations.

DEFERRED REVENUE

	December 31,
	2008	2007

Deferred customer billings	$—	$950,066
Deferred software maintenance	45,958	90,197
Customer deposits and deferred project revenue	134,663	212,222

Total deferred revenue	$180,621	$1,252,485

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31
	2008	2007	2006

Cash paid for:
Interest	$22,484	$40,247	$1,505,429
Noncash Investing and Financing Activities:
Collateral received for note receivable	1,937,162	—	—
Stock issued in acquisition of McGill Digital Solutions	—	312,000	—
Common stock issued for notes payable
Related parties	—	—	202,645
Non-related parties	—	—	58,863
Warrants issued for notes payable
Related parties	—	—	268,872
Non-related parties	—	—	1,912,197
Long-term note payable converted into common stock
Related parties	—	—	3,683,550
Non-related parties	—	—	1,346,423
Short-term note payable converted into common stock
Related parties	—	—	4,582,333
Non-related parties	—	—	831,097
Beneficial conversion of short-term notes payable	—	—	1,593,049
Conversion of accounts payable into long-term notes payable
Related parties	—	—	55,000
Conversion of accrued interest into long-term notes payable	—	—	76,531
Conversion of accrued interest into common stock
Related parties	—	—	325,350
Non-related parties	—	—	147,121
Non-cash purchase of fixed assets through capital lease	—	—	5,910

NOTE 3:	TERMINATION OF PARTNERSHIP AGREEMENT

On February 13, 2007, the Company terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which it had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, the Company paid Marshall $653,995 and agreed to pay a fee in connection with sales of its software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company will pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall will pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. In 2008 and 2007, the Company recorded $50,000 of expense pursuant to the minimum payment for 2008 and 2007 required under the agreement.

NOTE 4:	MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

in Debt and Equity Securities.” Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category. The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial in 2008, 2007 and 2006. Interest income of $647,066, $1,277,456 and $21,915 was recorded in 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, cash equivalents and available-for-sale marketable securities consisted of the following:

	December 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Money market funds	$4,344,157	$54	$—	$4,344,211

Total included in cash and cash equivalents	4,344,157	54	—	4,344,211
Government and agency securities — maturing 2009	8,295,630	6,668	(1,337)	8,300,961

Total included in marketable securities	8,295,630	6,668	(1,337)	8,300,961

Total available-for-sale securities	$12,639,787	$6,722	$(1,337)	$12,645,172

	December 31, 2007
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Money market funds	$14,045,738	$43	$(15)	$14,045,766

Total included in cash and cash equivalents	14,045,738	43	(15)	14,045,766
Government and agency securities — maturing 2008	14,651,501	7,797	(1,663)	14,657,635

Total included in marketable securities	14,651,501	7,797	(1,663)	14,657,635

Total available-for-sale securities	$28,697,239	$7,840	$(1,678)	$28,703,401

The Company measures certain financial assets, including cash equivalents and available-for-sale marketable securities at fair value on a recurring basis. In accordance with SFAS No. 157, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at December 31, 2008 includes money market funds of $4.3 million, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $8.3 million, which are included in marketable securities — available for sale in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

observable, either directly or indirectly. At December 31, 2008, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At December 31, 2008, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities — available for sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of December 31, 2008.

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

The Company acquired the shares from the Sellers for cash consideration of $3,190,563, subject to potential adjustments, and 50,000 shares of the Company’s common stock. The Company also incurred $178,217 in direct costs related to the acquisition. In addition, the Company agreed to pay earn-out consideration to the Sellers of up to $1,000,000 (CAD) and 50,000 shares of the Company’s common stock if specified earn-out criteria are met. The earn-out criteria for 2007 was at least $4,100,000 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria had been met, 25% of the earn-out consideration would have been paid. The 2007 earn-out criteria were not met and no 2007 earn-out was paid. The earn-out criteria for 2008 consisted of gross sales of at least $6,900,000 (CAD) and a gross margin equal to or greater than 50%. The Company accrued the 2008 earn-out consideration as part of its valuation analysis which was completed in the fourth quarter of 2007. The 2008 earn-out criteria were not met and no 2008 earn-out was paid. The accrued 2008 earn-out was reversed at December 31, 2008.

The initial purchase price of the acquisition consisted of the following:

August 16,
2007

Cash payment to sellers	$3,190,563
Transaction costs	178,217
Accrued purchase price consideration	999,974
Stock issuance	312,000

Total purchase price	$4,680,754

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company originally allocated the initial cost of the acquisition as follows:

August 16,
2007

Current assets	$1,392,391
Intangible assets	3,221,652
Property and equipment	236,878

Total assets acquired	4,850,921

Current liabilities	151,075
Long-term liabilities	19,092

Total liabilities assumed	170,167

Net assets acquired	$4,680,754

Pro Forma Operating Results (Unaudited)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of McGill had occurred at January 1, 2007. The historical consolidated financial information has been adjusted to include a decrease in interest income related to the amount paid as the purchase price to the former shareholders of McGill.

	For the Years Ended December 31,
	2008	2007

Sales	$7,381,402	$8,185,020
Loss from operations	(21,312,468)	(11,442,674)
Net loss	(20,692,361)	(10,462,572)
Basic and diluted loss per common share	$(1.41)	$(0.85)

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

Impairment of Intangible Assets

The Company recorded amortization of acquisition-related intangibles expense of $523,527 and $219,330 for the years ended December 31, 2008 and 2007, respectively.

In the fourth quarter of 2008, the Company recorded a charge for the impairment of assets related to the 2007 acquisition of McGill Digital Solutions. The Company reviews the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144). Under FAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1.3 million of net book value of these intangible assets.

NOTE 6:	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Other information relating to the capital lease equipment is as follows:

	December 31,
	2008	2007

Cost	$380,908	$380,908
Less: accumulated amortization	(327,667)	(260,950)

Total	$53,241	$119,958

Amortization expense for capital lease assets was $66,717, $103,920 and $64,156 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in depreciation expense.

Future lease payments under the capital leases total $76,270, of which $70,960 represents principal.

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

The Company also leases equipment under a non-cancelable operating lease that requires minimum monthly payments of $769 through October 2012.

Rent expense under the operating leases was $525,555, $434,356 and $90,101 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations

2009	$332,634
2010	204,730
2011	196,022
2012	192,472
2013	15,398
Thereafter	—

Total future minimum obligations	$941,256

Remaining Lease Obligation

On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that will continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The lease accrual was charged to rent in general and administrative expenses. The remaining liability at December 31, 2008 was $141,700. The prior lease termination date is November 30, 2009. Since the prior lease is an operating lease, the fair value of the liability is based on the remaining lease rentals. Other costs included in the fair value measurement are the amortization of the remaining book values

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

of the leasehold improvements on the premises. The existing rental obligations, additional costs incurred and expected sublease receipts are as follows:

	December 31,	Adjustments	December 31,
	2008	to Estimates	2007

Costs to be incurred:
Existing rental payments	$72,158	$76,629	$148,787
Expected operating	$25,080	$38,285	$63,365
Unamortized leasehold improvements	$44,462	$35,505	$79,967
Listing agent fee	$—	$30,429	$30,429
Sublease receipts
Expected sublease rental income	$—	$74,394	$74,394
Expected reimbursement of operating costs	$—	$63,365	$63,365

As of December 31, 2008 and 2007, the Company had incurred costs of $77,140 and $38,814, respectively, in rent for the former office space since vacating the property. Also, the former office space had not been subleased as of December 31, 2008. The Company calculated the present value based on a straight line allocation of the above costs and receipts over the term of the prior lease and a credit-adjusted risk-free rate of zero percent and 8 percent at December 31, 2008 and 2007, respectively. The costs listed above have been aggregated in the general and administrative line of the consolidated statement of operations.

Litigation

The Company was not party to any material legal proceedings as of December 31, 2008.

NOTE 8:	SHAREHOLDERS’ EQUITY

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Warrants issued to non-employees during the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	1,865,871	$5.28	2,228,930	$4.99	567,600	$9.25
Granted	—	—	—	—	1,666,386	3.78
Exercised	(130,036)	3.29	(355,143)	3.18	(556)	0.45
Expired	(99,098)	9.04	(7,916)	17.21	(4,500)	43.61

Outstanding at end of year	1,636,737	$5.20	1,865,871	$5.28	2,228,930	$4.99

Non-exercisable	—		—		(450,000)	4.80

Outstanding and exercisable at end of year	1,636,737	$5.20	1,865,871	$5.28	1,778,930	$5.03

The Company issued a warrant to purchase 450,000 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company. The warrant, which is included in the above table, became exercisable on November 27, 2007.

As of December 31, 2008, 2007 and 2006, the weighted average contractual life of the outstanding warrants was 2.13 years, 3.03 years and 4.08 years, respectively.

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2008	2007	2006

Expected life	N/A	N/A	3 — 5 Years
Dividend yield	N/A	N/A	0%
Expected volatility	N/A	N/A	61.718%
Risk-free interest rate	N/A	N/A	5.0%

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

Warrants

The Company has issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vest immediately and have exercise periods of five years.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Warrants issued to employees during the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding at beginning of year	363,319	$6.21	380,374	$6.06	329,337	$6.31
Granted	—	—	—	—	51,037	9.00
Exercised	(41,665)	0.09	(15,944)	1.62	—	—
Expired	(2)	0.09	(1,111)	22.50	—	—

Outstanding and exercisable at end of year	321,652	$7.00	363,319	$6.21	380,374	$6.06

The Company recorded $185,719 of compensation expense for warrants granted to employees during the year ended December 31, 2006.

Information with respect to employee common stock warrants outstanding and exercisable at December 31, 2008 was as follows:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life	Price	Value

$2.25 - $ 6.74	57,022	0.68 Years	$2.25	$—
$6.75 - $ 8.99	119,444	1.12 Years	6.75	—
$9.00 - $11.24	145,186	2.12 Years	9.07	—

	321,652	1.49 Years	$7.00	$—

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

Stock options

Amended and Restated 2006 Equity Incentive Plan

On March 30, 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (now known as the Amended and Restated 2006 Equity Incentive Plan (the “EIP”)) which was approved by the Company’s shareholders on February 2, 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was 1,000,000 shares. On November 15, 2007, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 1,750,000. The EIP expires on March 30, 2016. As of December 31, 2008, there were 340,116 shares available for future awards under the EIP.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

2006 Non-Employee Director Stock Option Plan

On April 14, 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders on February 2, 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors is automatically entitled to a grant of an option for the purchase of 40,000 shares of common stock, 10,000 of which vest and become exercisable on the date of grant, and additional increments of 10,000 shares become exercisable and vest upon each director’s reelection to the Board of Directors. The number of shares originally reserved for awards under the DSOP was 510,000 shares. Options are required to be granted at fair market value. As of December 31, 2008, there were 260,000 shares available for future awards under the 2006 Non-Employee Director Stock Option Plan.

The Company values the options using the Black-Scholes pricing model. The options vest over a four year period and have exercise periods of five years. In April 2008, as part of a former director’s resignation from the Board of Directors, a stock option for the purchase of 10,000 shares was modified to extend the expiration date and immediately vest resulting in $18,500 of non-cash stock-based compensation expense. In September 2008, as part of a former employee’s separation from the Company, a stock option for the purchase of 120,000 shares was modified to extend the expiration date and immediately vest resulting in $94,000 of non-cash stock-based compensation expense.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance, December 31, 2005	—	$—
Granted	553,333	4.00
Exercised	—	—
Forfeited or expired	(90,000)	4.00

Balance, December 31, 2006	463,333	$4.00
Granted	905,660	4.99
Exercised	(1,000)	6.02
Forfeited or expired	(53,900)	4.79

Balance, December 31, 2007	1,314,093	$4.65
Granted	993,000	1.70
Exercised	—	—
Forfeited or expired	(654,209)	4.63

Balance, December 31, 2008	1,652,884	$2.89

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to employee common stock options outstanding and exercisable at December 31, 2008 is as follows:

	Stock Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of Exercise	Number	Remaining	Average	Intrinsic	Options	Average	Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value

$0.67 - $2.79	780,000	4.9 Years	$1.13	$60,000	198,750	$1.14	$15,000
$2.80 - $3.99	243,000	2.1 Years	2.86	—	130,000	2.80	—
$4.00 - $5.64	299,999	2.2 Years	4.03	—	229,999	4.04	—
$5.65 - $6.42	259,010	2.8 Years	5.80	—	110,372	5.82	—
$6.43 - $7.38	70,875	3.7 Years	6.90	—	19,625	6.91	—

	1,652,884	3.6 Years	$2.89	$60,000	688,746	$3.34	$15,000

Restricted stock units

The Company issued a restricted stock unit for 6,000 shares of the Company’s common stock to a certain employee as stock-based compensation. The Company valued the restricted stock unit at $6.25 per share, which was the price of the Company’s common stock on the date of issuance. The restricted stock unit vested on January 1, 2008. The Company recorded no expense for the restricted stock issuance during the year ended December 31, 2006 because the award was not approved by the shareholders of the Company until February 2007. Expense was recorded for the award during the year ended December 31, 2007.

Expense Information under SFAS 123R

On January 1, 2006, the Company adopted SFAS 123R which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006

Stock-based compensation costs included in:
Cost of sales	$19,653	$—	$—
Sales and marketing expenses	202,248	125,746	65,729
Research and development expenses	36,531	86,459	—
General and administrative expenses	1,054,523	954,966	721,485

Total stock-based compensation expenses	$1,312,955	$1,167,171	$787,214

At December 31, 2008, there was approximately $1,252,495 of total unrecognized compensation expense related to unvested share-based awards. The expense will be recognized ratably over the next 4 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information under SFAS 123R

For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $1.11, $3.29 and $3.76 per share for 2008, 2007 and 2006, respectively. These values were calculated using the following weighted average assumptions:

	2008	2007	2006

Expected life	3.31 Years	3.64 Years	5.00 Years
Dividend yield	0%	0%	0%
Expected volatility	98.5%	97.2%	61.7%
Risk-free interest rate	1.9%	4.6%	5.0%

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

Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has little historical experience on which to base an assumption and has used a zero percent forfeiture rate assumption in years 2008, 2007 and 2006.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan under which 300,000 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 143,573 in the year ended December 31, 2008. There were 156,427 shares reserved under the plan as of December 31, 2008.

Employee Benefit Plan

In 2007, the Company established a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.

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

Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2008	2007	2006

United States	$6,271,383	$5,529,381	$2,780,929
Canada	1,110,019	455,532	364,460

Total Sales	$7,381,402	$5,984,913	$3,145,389

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Geographic segments of property and equipment and intangible assets are as follows:

	2008	2007

Property and equipment, net:
United States	$1,398,430	$1,425,351
Canada	519,402	355,039

Total	$1,917,832	$1,780,390

Intangible assets, net:
United States	$—	$—
Canada	—	3,174,804

Total	$—	$3,174,804

A significant portion of the Company’s revenues are derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Year Ended December 31,
Customer	2008	2007	2006

Chrysler (BBDO Detroit/Windsor)	31.8%	18.3%	*
KFC	17.9%	*	*
NewSight Corporation	*	42.5%	*
Marshall Special Asset Group, Inc.	*	*	15.9%
BigEye Productions	*	*	11.6%
Sealy Corporation	*	*	11.4%

	49.7%	60.8%	38.9%

*	Sales to these customers were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2008, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	Year Ended December 31,
Customer	2008	2007

Chrysler (BBDO Detroit/Windsor)	44.5%	15.6%
NewSight Corporation	—	57.4%

	44.5%	73.0%

NOTE 11:	INCOME TAXES

There is no current or deferred tax provision or benefit for the years ended December 31, 2008, 2007 and 2006.

The Company has not provided for U.S. taxes on the loss of $3,643,000 incurred by its Canadian wholly owned subsidiary from August 16, 2007 to December 31, 2008. If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2008	2007

Current asset/(liability):
Allowance for doubtful accounts	$37,000	$30,000
Property and equipment	(87,000)	(62,000)
Accrued expenses	33,000	35,000
Severance	200,000	—
Non-qualified stock options	289,000	—
Non-current asset:
Net foreign carryforwards	1,384,000	240,000
Net operating loss carryforwards	17,821,000	11,996,000

Deferred tax asset	19,677,000	12,239,000
Less: valuation allowance	(19,677,000)	(12,239,000)

Net deferred tax asset	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2008, the Company had federal net operating loss (NOL) carryforwards of approximately $44,003,000, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of $41,945,000, which will begin to expire in 2020. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. A 382 study has not been completed as of December 31, 2008.

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

In September 2005, the FASB approved EITF Issue 05-8.  “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8). EITF 05-8 provides (i) that the recognition of a beneficial conversion feature creates a difference between book basis and tax basis of a convertible debt instrument (ii) that basis difference is a temporary basis for which a deferred tax liability should be recorded and (iii) the effect of recognizing the deferred tax liability should be charged to equity in accordance with SFAS No. 109. EITF 05-5 was effective for financial statements for periods beginning after December 15, 2005. The Company applied EITF 05-8 to the 2006 issuance of convertible debt. The Company reduced its net operating loss carryover and valuation allowance by approximately $2.3 million for the non-deductibility of the beneficial conversion feature recorded in 2006.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and FIN 48 had no effect on shareholders’ equity. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2008 and 2007, the Company had no accruals

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for years 2005-2008.

The components of income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2008	2007	2006

Income tax provision:
Deferred:
Federal	$(5,179,000)	$(2,895,000)	$(3,096,000)
State	(990,000)	(468,000)	(589,000)
Foreign	(1,144,000)	(240,000)	—
Change in valuation allowance	7,313,000	3,603,000	3,685,000

Total income tax expense (benefit)	$—	$—	$—

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

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year Ended December 31,
	2008	2007	2006

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.8)	(4.6)	(6.5)
Foreign rate differential	(0.6)	(0.3)	—
Stock-based compensation	1.0	3.6	—
Intangibles expense	3.0	—	—
Other	0.1	(0.4)	(0.1)
Change in valuation allowance	35.3	35.7	40.6

	—%	—%	—%

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 12:	SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2008 and 2007:

	Quarter Ended
	March 31	June 30	September 30	December 31

2008
Sales	$1,933,514	$1,596,223	$1,949,532	$1,902,133
Gross profit	398,718	61,882	102,275	229,238
Loss from operations	(4,462,143)	(5,117,933)	(4,751,813)	(6,980,579)
Net loss	(4,197,256)	(4,959,436)	(4,635,276)	(6,900,393)
Net loss per share — basic and diluted	$(0.29)	$(0.34)	$(0.31)	$(0.47)
2007
Sales	$196,436	$3,054,863	$1,123,933	$1,609,681
Gross profit	93,173	1,181,839	414,168	403,366
Loss from operations	(3,191,491)	(1,248,763)	(2,831,425)	(4,043,345)
Net loss	(3,050,565)	(979,711)	(2,382,524)	(3,673,588)
Net loss per share — basic and diluted	$(0.31)	$(0.09)	$(0.17)	$(0.25)

NOTE 13:	INTEREST EXPENSE AND FINANCING ACTIVITIES

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

Short-term borrowings — related parties

During 2006, the Company borrowed funds from two related parties to fund short-term cash needs. The Company agreed to assign and sell certain receivables to the related parties in exchange for these short-term borrowings. The related parties may limit their purchases to receivables arising from sales to any one customer or a portion of the net amount of the receivable. The Company granted a continuing security interest in all receivables purchased under the agreement. This agreement expired on May 23, 2007, but automatically renews from year-to-year unless terminated by the Company upon at least 60 days prior written notice. Each related party has the right to terminate the agreement at any time by giving the Company 60 days prior written notice. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying balance sheets. The agreement underlying the sale of receivables contains provisions that indicate the Company is not responsible for end-user customer payment defaults on sold receivables. The borrowings are due when those accounts receivables are paid and require interest payments at twice the prime rate (16.5% per year at December 31, 2006).

The Company issued the related parties warrants to purchase 39,492 shares of the Company’s common stock at $9.00 per share within five years from the advance date. The fair value of the warrants granted was calculated at $155,127 using the Black-Scholes model. Since the advances were due upon payment of accounts receivable, the Company expensed the value of the warrants on the date of issuance.

There were no amounts due under these borrowings as of December 31, 2008, 2007 and 2006. During the year ended December 31, 2006, the Company borrowed and repaid $149,216 pursuant to this agreement. The net book value of the receivables sold was equal to the proceeds the Company borrowed and repaid. The Company terminated the agreement as of December 31, 2006.

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

As consideration for entering into the agreements, the note holders also received shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock. As of December 31, 2008, the note holders had received a total of 103,659 shares of the Company’s common stock and warrants to purchase 208,209 shares of the Company’s common stock at $9.00 per share within terms ranging from two to five years from the note agreement date. The Company valued the common stock at $186,630 ($1.80 per share) based on an internal valuation of the Company’s common stock during July 2004 in the absence of stock transactions. The fair value of the warrants granted was calculated at $110,064 using the Black-Scholes model.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Warrants

See Note 8 for further information regarding the assumptions used to calculate fair value of warrants issued in 2006.

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14:	IMPAIRMENT OF NETWORK EQUIPMENT HELD FOR SALE

On August 10, 2007, the Company announced that its largest customer during 2007, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, the Company agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest, Meijer, Inc. (“Meijer”), under a digital signage agreement.

In consideration of this undertaking to complete the Meijer Network (as defined below), the Company agreed to take a promissory note and security interest in certain equipment, while it understood NewSight was in the process of raising capital. Effective October 8, 2007, NewSight issued the Company a Secured Promissory Note (the “Note”) for goods provided and services rendered, in an original principal amount of $1,760,177. In connection with the issuance of the Note, the Company also entered into a Security Agreement, dated October 12, 2007, with NewSight pursuant to which the Company acquired a security interest in certain collateral of NewSight, consisting of all existing and after-acquired video screens and monitors and other equipment for digital signage then or thereafter provided by the Company to NewSight, including all such equipment located in the Fashion Square Mall in Saginaw, Michigan and the Asheville Mall in Asheville, North Carolina, and any grocery store premises operated by Meijer and its affiliates (the “Meijer Network”) and all related hardware, software and parts used in connection with such equipment or the Meijer Network and all proceeds from such personal property, but not including any intellectual property of NewSight (the “Collateral”). Pursuant to the Note, this debt obligation would mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

The Company extended the term of the Note to allow NewSight more time to complete its financing efforts, on January 7, 2008, April 4, 2008 and June 5, 2008. In connection with the first of such extensions, the Company agreed to credit NewSight customer deposits aggregating $277,488 against the amount of the Note. In connection with the second extension, the Company agreed to terminate several other agreements with NewSight: the physician office agreement to develop the “NewSight on Health” physicians network; the agreement for development of the Pyramid Mall network; and the 3-D software development agreement.

The Note, as amended, matured on August 15, 2008. NewSight’s aggregate indebtedness to the Company, including the Note, accrued interest, and all accrued warehousing fees and expenses and network operating and maintenance expenses, totaled $2,761,608, net of deferred revenue of $1,029,796, at such date (the “Aggregate Indebtedness”). Given NewSight’s inability to obtain financing that would have allowed it to repay this obligation and given the termination of NewSight’s business relationship with Meijer regarding the Meijer Network, the Company entered into negotiations with NewSight and its principal creditor, Prentice Capital Management, L.P. (“Prentice”), to obtain ownership of the Collateral (other than the Released Collateral (as defined below)) (the “Surrendered Collateral”) in recognition of its rights as a secured creditor. The “Released Collateral” represented Collateral presently installed at the stores operated by CBL Associated at the Fashion Square Mall and the Asheville Mall.

On August 21, 2008, the Company entered into a Turnover and Surrender Agreement with NewSight (the “Turnover and Surrender Agreement”) under which NewSight surrendered, transferred and turned over to the Company, and the Company accepted, the Surrendered Collateral in full satisfaction of the Aggregate Indebtedness. The Company agreed that, except for the obligations under the Turnover and Surrender Agreement, NewSight has no further obligations to it. The Surrendered Collateral was turned over and surrendered to the Company on an “as is” and “where is” basis. Under the Turnover and Surrender Agreement, NewSight granted the Company an irrevocable license and consent to enter into any properties licensed to or leased by NewSight for the purpose of taking possession and control of such collateral. NewSight further agreed to indemnify and hold the Company and its subsidiary, and all of its shareholders, agents, officers and directors harmless against any and all claims, losses and expenses (including attorneys fees) related to any

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

claims against them as a result of a breach of any covenant, representation or warranty by NewSight in the Turnover and Surrender Agreement, and claims by any creditor, shareholder or trustee of NewSight relating to the transfer and surrender under the Turnover and Surrender Agreement. The Company and NewSight also agreed to a mutual release of all claims except obligations arising under the Turnover and Surrender Agreement.

In addition, the Company entered into a Consent Agreement with Prentice on August 21, 2008 (the “Consent Agreement”) pursuant to which Prentice consented to the terms and conditions of the Turnover and Surrender Agreement. The Consent Agreement also provided for the allocation of any future proceeds received or paid to the Company in connection with the Surrendered Collateral or the Meijer Network. In general, such funds would be applied in the following manner: (1) first to payment of the Company’s expenses in connection with the turnover and surrender, (2) second to payment of the Company’s expenses in connection with replacing, modifying or enhancing the Surrendered Collateral, (3) third to the Company in payment of the Aggregate Indebtedness, (4) fourth the next $100,000 of proceeds would be allocated 70% to the Company and 30% to Prentice, and (5) fifth all remaining proceeds would be allocated 50% to the Company and 50% to Prentice. These allocations also applied in the event of the sale or contribution by the Company of the Surrendered Collateral or the Meijer Network. However, such allocations did not apply to amounts paid or payable to the Company in payment or reimbursement of its monthly costs to operate or service the Meijer Network. The rights and interests granted by the Company to Prentice under the Consent Agreement were to expire on the third anniversary of the Consent Agreement. The Company and Prentice also generally agreed to a mutual release of all claims.

On August 21, 2008, the Company also entered into an Interim Operating Agreement with ABC National Television Sales, Inc. (“ABC”) and Met/Hodder, Inc. (“MH”) pursuant to which the parties continued to operate the Meijer Network through October 31, 2008 (the “Interim Operating Agreement”). The Company entered into the Interim Operating Agreement to continue to run the Meijer Network for an interim period necessary to establish a more permanent arrangement with respect to the Meijer Network ownership and placement in Meijer stores. The Company received $51,000, paid out of advertising revenues on the Meijer Network, under this agreement in 2008.

Meijer then sent a request for proposal to several national network providers, including the Company, to build out the remaining network of 82 stores and continue to support the existing network of 102 stores in which the Company owned the network hardware. The Company had expected Meijer to choose one of these network providers in the fourth quarter of 2008, with which to move forward. As of September 30, 2008, the Company had reclassified the NewSight account receivable balance of $2,429,884, deferred revenue of $1,029,796, deferred costs of $585,538, and the accrued finder’s fees of $48,464 to Network equipment held for sale totaling $1,937,162. This asset appeared as a separate line on the balance sheet as a current asset at September 30, 2008.

Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network. As a result, the Company moved approximately $171,000 of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1,766,072 of network equipment held for sale.

NOTE 15:	SEVERANCE EXPENSE

In June 2008, the Company announced that John Witham had resigned from his positions as the Company’s Executive Vice President and Chief Financial Officer. The Board of Directors approved an arrangement whereby in consideration for Mr. Witham’s execution of a reasonable and customary release, Mr. Witham would receive severance payments equal to one and a half times his base salary, one and a half times his prior year bonus, medical (COBRA) benefits for one year, and payment for accrued, unused paid time off, as set forth in his employment agreement for a termination without cause, as well as an extension of

WIRELESS RONIN TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements — (Continued)

the amount of time Mr. Witham has to exercise vested stock options. In the second quarter of 2008, the Company recorded total charges of $353,000 related to Mr. Witham’s separation.

In September 2008, the Company announced that Jeffrey Mack had resigned from his positions as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. The Board of Directors approved an arrangement whereby in consideration for Mr. Mack’s execution of a reasonable and customary release, Mr. Mack would receive severance payments equal to one year’s base salary, medical (COBRA) benefits for one year, accelerated vesting of options for the purchase of 120,000 shares at $2.80 per share, and a 90-day extension of the post-termination exercisability of (a) such options and (b) warrants for the purchase of 35,354 shares at $2.25 per share. In the third quarter of 2008, the Company recorded total charges of $286,000 for severance expense, as well as $94,000 of non-cash stock-based compensation, related to Mr. Mack’s separation.

In November and December 2008, the Company announced workforce reductions of 35 and 27 people, respectively, including employees and contractors at both its U.S. and Canadian operations to better match its infrastructure and expenses with sales levels and current client projects. Coupled with three other U.S. employee resignations prior to the December reduction in force, these actions resulted in an approximate 40 percent total headcount reduction during the fourth quarter of 2008. The combined severance expense from the two workforce reductions totaled $274,000.

The following table provides financial information on the employee severance expense and remaining accrued balance at December 31, 2008:

	Accrual			Accrual
	June 30,	Net		December 31,
	2008	Additions	Payments	2008

Employee severance expense	$353,000	$560,000	$(331,000)	$582,000

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).
4.1	See exhibits 3.1 and 3.2.
4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).
4.3	Form of Current Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
4.4	Form of Previous Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on October 2, 2007 (File No. 001-33169)).
10.2	Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).
10.3	Employment Agreement, dated as of April 1, 2006, between the Registrant and Scott W. Koller (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.4	Amended and Restated Employment Agreement, dated as of December 13, 2006 between the Registrant and Brian S. Anderson (incorporated by reference to our Current Report on Form 8-K/A filed on December 15, 2006 (File No. 001-33169)).
10.5	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.6	Form of Incentive Stock Option Agreement Granted under the 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).
10.7	Form of Previous Option Agreement Granted under the Wireless Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to Pre-Effective Amendment No. 2 to our Form SB-2 filed on October 30, 2006 (File No. 333-136972)).
10.8	Mutual Termination, Release and Agreement, dated February 13, 2007, between the Registrant and The Marshall Special Assets Group, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 16, 2007 (File No. 001-33169)).
10.9	Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).
10.10	Underwriting Agreement by and between the Registrant, ThinkEquity Partners, LLC and Feltl and Company, Inc., as Representatives of the several underwriters dated June 13, 2007 (incorporated by reference to our Registration Statement on Form SB-2 filed on June 14, 2007 (File No. 333-143725)).
10.11	Stock Purchase Agreement by and between the Company, Robert Whent, Alan Buterbaugh and Marlene Buterbaugh, dated August 1, 2007 (incorporated by reference to our Current Report on Form 8-K filed on August 3, 2007 (File No. 001-33169)).
10.12	Wireless Ronin Technologies, Inc. 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on October 2, 2007 (File No. 001-33169)).

E-1

Exhibit
Number	Description

10.13	Digital Signage Agreement by and between the Registrant and NewSight Corporation, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.14	Security Agreement by and between the Registrant and NewSight Corporation, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.15	Subordination Agreement by and between the Registrant and Prentice Capital Management, LP, effective October 12, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.16	Secured Promissory Note from NewSight Corporation, Maker, to the Registrant, Payee, dated October 8, 2007 (incorporated by reference to our Current Report on Form 8-K filed on October 18, 2007 (File No. 001-33169)).
10.17	Letter Agreement by and between the Registrant and NewSight Corporation, dated January 7, 2008 (incorporated by reference to our Current Report on Form 8-K filed on January 9, 2008 (File No. 001-33169)).
10.18	Letter Agreement by and between Wireless Ronin Technologies, Inc. and NewSight Corporation, dated April 4, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on April 8, 2008 (File No. 001-33169)).
10.19	Employment Agreement, dated as of August 16, 2007, between Wireless Ronin Technologies (Canada), Inc. and Robert W. Whent (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 9, 2008 (File No. 001-33169)).
10.20	Letter Agreement by and between Wireless Ronin Technologies, Inc. and NewSight Corporation, dated June 4, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 5, 2008 (File No. 001-33169)).
10.21	Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated May 8, 2008 ((incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-33169)).
10.22	Separation Agreement and General Release between the Registrant and John A. Witham, dated July 1, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-33169)).
10.23	Form of Current Non-Qualified Stock Option Agreement for Non-Employee Directors under the Registrant’s Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.24	Form of Non-Qualified Stock Option Agreement for Stephen F. Birke under the Registrant’s Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.25	Separation Agreement and General Release between the Registrant and Jeffrey C. Mack, dated September 23, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.26	Turnover and Surrender Agreement by and between the Registrant and NewSight Corporation, dated August 21, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.27	Consent Agreement by and between the Registrant and Prentice, dated August 21, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.28	Interim Operating Agreement by and between the Registrant, ABC National Television Sales, Inc. and Met/Hodder, Inc., dated August 21, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).
10.29	Executive Employment Agreement between James C. Granger and the Registrant, dated December 17, 2008 (incorporated by reference to our Current Report on Form 8-K filed December 23, 2008 (File No. 001-33169))

E-2

Exhibit
Number	Description

10.30	Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 23, 2008 (File No. 001-33169)).
10.31	Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated December 31, 2008.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney (included on Signature Page).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

E-3