Form 10-Q
period 2009-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2009-05-08
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 4, 2009, the registrant had 14,849,860 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,334	$5,294
Marketable securities — available for sale	2,901	8,301
Accounts receivable, net of allowance of $76 and $92	1,513	1,823
Income tax receivable	12	12
Inventories	341	462
Prepaid expenses and other current assets	147	265

Total current assets	13,248	16,157
Property and equipment, net	1,723	1,918
Restricted cash	450	450
Other assets	33	35

TOTAL ASSETS	$15,454	$18,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities on capital lease obligations	$52	$71
Accounts payable	833	1,068
Deferred revenue	170	181
Accrued liabilities	992	1,067

TOTAL LIABILITIES	2,047	2,387

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 14,850 shares issued and outstanding	148	148
Additional paid-in capital	80,837	80,650
Accumulated deficit	(67,115)	(64,212)
Accumulated other comprehensive loss	(463)	(413)

Total shareholders’ equity	13,407	16,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,454	$18,560

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2009	2008
Sales
Hardware	$503	$763
Software	166	98
Services and other	764	1,072

Total sales	1,433	1,933

Cost of sales
Hardware	451	635
Software	—	—
Services and other	709	899

Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,160	1,534

Gross profit	273	399

Operating expenses:
Sales and marketing expenses	831	1,220
Research and development expenses	391	454
General and administrative expenses	1,795	2,936
Depreciation and amortization expense	199	251

Total operating expenses	3,216	4,861

Operating loss	(2,943)	(4,462)

Other income (expenses):
Interest expense	(3)	(7)
Interest income	43	272

Total other income	40	265

Net loss	$(2,903)	$(4,197)

Basic and diluted loss per common share	$(0.20)	$(0.29)

Basic and diluted weighted average shares outstanding	14,850	14,544

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Month Ended
	March 31,
	2009	2008
Operating Activities:
Net loss	$(2,903)	$(4,197)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	199	113
Amortization of acquisition-related intangibles	—	138
Allowance for doubtful receivables	(16)	9
Stock-based compensation expense	187	395
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	395	618
Income tax receivable	—	77
Inventories	121	(83)
Prepaid expenses and other current assets	72	(20)
Other assets	3	1
Accounts payable	(236)	(78)
Deferred revenue	(10)	(34)
Accrued liabilities	(76)	(60)

Net cash used in operating activities	(2,264)	(3,121)
Investing activities
Purchases of property and equipment	(61)	(404)
Purchases of marketable securities	(22)	(6,754)
Sales of marketable securities	5,417	7,216

Net cash provided by investing activities	5,334	58
Financing activities
Payments on capital leases	(19)	(38)

Net cash used in financing activites	(19)	(38)
Effect of Exchange Rate Changes on Cash	(11)	(4)

Increase (Decrease) in Cash and Cash Equivalents	3,040	(3,105)
Cash and Cash Equivalents, beginning of period	5,294	14,542

Cash and Cash Equivalents, end of period	$8,334	$11,437

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2009.
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
Summary of Significant Accounting Policies
     Further information regarding the Company’s significant accounting policies can be found in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
1. Revenue Recognition
     The Company recognizes revenue primarily from these sources:
•	Software and software license sales

•	System hardware sales

•	Professional service revenue

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
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
     System hardware sales

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
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
     Uncompleted contracts are as follows:

	March 31,	December 31,
	2009	2008
Cost incurred on uncompleted contracts	$15	$196
Estimated earnings	116	884

Revenue recognized	131	1,080
Less: billings to date	(239)	(1,130)

Amount included in deferred revenue	$(108)	$(50)

     Implementation services
     Implementation services revenue is recognized when installation is completed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
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
2. Accounts Receivable
     Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 8 for further information on certain outstanding receivables at March 31, 2009.
3. Software Development Costs
     FASB Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant to date. No software development costs were capitalized during the three months ended March 31, 2009 or 2008. Software development costs have been recorded as research and development expense.
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
     See Note 7 for further information regarding the Company’s stock-based compensation.
5. Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, valuation allowance for deferred tax assets, deferred

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
revenue, depreciable lives and methods of property and equipment and valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.
Recent Accounting Pronouncements
          During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141 (Revised 2007) did not have a material impact on the Company’s financial statements.
          During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements.
          In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The adoption of the remainder of SFAS 157 did not have a material impact on the Company’s financial statements.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.
          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FAS 142-3 did not have a material impact on the Company’s financial statements.
          In September 2008, the FASB issued FSP No. 133-1 and FASB Interpretation No. 45-4 (“FSP SFAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 and effective for reporting periods ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 also clarifies the effective date in SFAS 161. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material impact on the Company’s financial statements.
          In December 2008, the FASB issued FSP No. 140-4 and FIN 46R-8 (“FSP 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP 140-4 and FIN 46R-8 require additional disclosures about transfers of financial assets and involvement with variable interest entities (“VIE’s”). The requirements apply to transferors, sponsors, servicers, primary beneficiaries and holders of significant variable interests in a variable interest entity or qualifying special purpose entity. Disclosures required by FSP 140-4 and FIN 46R-8 are effective for the Company in the first quarter of fiscal 2009. Because the Company has no VIE’s, the adoption did not have a material impact the Company’s financial statements.
          In April 2009, the FASB issued FASB Staff Position SFAS 107-1 (“FSP SFAS 107-1”) and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”). FSP SFAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. FSP SFAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP SFAS 107-1 and APB 28-1 are effective for the Company’s quarter ending June 30, 2009 and related disclosures will be added at such time.
          In April 2009, the FASB issued FSP SFAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of market activity for the asset or liability have significantly decreased. FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the implementation of FSP SFAS 157-4 to have a material impact on our consolidated financial statements.
          Also on April 9, 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. The FSP requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the impact of adoption of the new FSP on its interim and annual reporting periods.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
     The following tables provide details of selected financial statement items:
ALLOWANCE FOR DOUBTFUL RECEIVABLES

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
	2009	2008
Balance at beginning of period	$92	$85
Provision for doubtful receivables	(16)	29
Write-offs	—	(22)

Balance at end of period	$76	$92

INVENTORIES

	March 31,	December 31,
	2009	2008
Finished goods	$312	$355
Work-in-process	29	107

Total inventories	$341	$462

     No adjustments were made for the three months ended March 31, 2009 or 2008, respectively, to reduce inventory values to the lower of cost or market.
PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2009	2008
Leased equipment	$381	$381
Equipment	1,317	1,315
Leasehold improvements	176	332
Demonstration equipment	151	151
Purchased software	576	532
Furniture and fixtures	597	614

Total property and equipment	$3,198	$3,325
Less: accumulated depreciation and amortization	(1,475)	(1,407)

Net property and equipment	$1,723	$1,918

OTHER ASSETS
     Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

	March 31,	December 31,
	2009	2008
Deferred software maintenance	$45	$46
Customer deposits and deferred project revenue	125	135

Total deferred revenue	$170	$181

ACCRUED LIABILITIES

	March 31,	December 31,
	2009	2008
Compensation	$857	$720
Accrued remaining lease obligations	—	142
Accrued rent	82	84
Sales tax and other	53	121

Total accrued liabilities	$992	$1,067

     See Note 6 for additional information on accrued remaining lease obligations.
COMPREHENSIVE LOSS
     Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain (loss) on investments. Comprehensive loss for the three months ended March 31, 2009 and 2008, respectively, was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(2,903)	$(4,197)
Unrealized gain (loss) on investments	(5)	23
Foreign currency translation loss	(45)	(175)

Total comprehensive loss	$(2,953)	$(4,349)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2009	2008
Cash paid for:
Interest	$3	$7

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
          Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category. The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial in the first quarter of 2009 and 2008.
          As of March 31, 2009 and December 31, 2008, cash equivalents and available-for-sale marketable securities consisted of the following:

	March 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$7,396	$—	$—	$7,396

Total included in cash and cash equivalents	7,396	—	—	7,396

Government and agency securities — maturing 2009	2,901	—	—	2,901

Total included in marketable securities	2,901	—	—	2,901

Total available-for-sale securities	$10,297	$—	$—	$10,297

	December 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$4,344	$—	$—	$4,344

Total included in cash and cash equivalents	4,344	—	—	4,344

Government and agency securities — maturing 2009	8,296	7	(2)	8,301

Total included in marketable securities	8,296	7	(2)	8,301

Total available-for-sale securities	$12,640	$7	$(2)	$12,645

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
          Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at March 31, 2009 includes money market funds of $7,396, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $2,901, which are included in marketable securities – available for sale in the consolidated balance sheet. The Level 1 category at December 31, 2008 includes money market funds of $4,344, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $8,301, which are included in marketable securities – available for sale in the consolidated balance sheet.
          Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At March 31, 2009 and December 31, 2008, the Company had no Level 2 financial assets on its consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
          Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At March 31, 2009 and December 31, 2008, the Company had no Level 3 financial assets on its consolidated balance sheet.
          The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available for sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of March 31, 2009 and December 31, 2008.
NOTE 4: INTANGIBLE ASSETS
          The Company recorded amortization of acquisition-related intangibles expense of $0 and $138 for the quarter ended March 31, 2009 and 2008, respectively.
          In the fourth quarter of 2008, the Company recorded a charge for the impairment of assets related to the 2007 acquisition of McGill Digital Solutions. The Company reviews the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144 (FAS 144). Under FAS 144, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1,265 of net book value of these intangible assets. The carrying value of the intangible assets was $0 after the impairment loss was recorded in December 2008.
NOTE 5: CAPITAL LEASE OBLIGATIONS
     The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year.
     Other information relating to the capital lease equipment is as follows:

	March 31,	December 31,
	2009	2008
Cost	$381	$381
Less: accumulated amortization	(344)	(328)

Total	$37	$53

     Amortization expense for capital lease assets was $17 for the three months ended March 31, 2009 and 2008, and is included in depreciation expense.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company leases approximately 19,089 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, the Company leases office space of approximately 14,930

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009.
     Rent expense under the operating leases was $73 and $123 for the three months ended March 31, 2009 and 2008, respectively.
     Future minimum lease payments for operating leases are as follows:

At March 31, 2009	Lease Obligations
2009	$180
2010	205
2011	196
2012	192
2013	15

Total future minimum obligations	$788

Remaining Lease Obligation
     On July 9, 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its new office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that were estimated to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The prior lease termination date was on November 30, 2009. On March 6, 2009, we signed a lease termination agreement on the Martin Drive facility, subject to the sale of the property, which took place on March 19, 2009. As of March 31, 2009, the Company had no remaining liabilities related to the Martin Drive facility. The following is a schedule of the activity related to the accrued liability as of the end of 2008:

	December 31,	Payments /	Adjustments	March 31,
	2008	Amortization	to Estimates	2009
Costs to be incurred:
Existing rental payments	$72	$(34)	$(38)	$—
Expected operating	$25	$(5)	$(20)	$—
Unamortized leasehold improvements	$44	$(44)	$—	$—
Litigation
     The Company was not party to any material legal proceedings as of May 7, 2009.
NOTE 7: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Expense Information under SFAS 123R
     On January 1, 2006, the Company adopted SFAS 123R, which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options and restricted stock grants based on estimated fair values. A summary of compensation expense recognized for the issuance of stock options and warrants follows:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

	Three Months Ended
	March 31,
	2009	2008
Stock-based compensation costs included in:
Cost of sales	$(5)	$—
Sales and marketing expenses	43	50
Research and development expenses	15	27
General and administrative expenses	134	318

Total stock-based compensation expenses	$187	$395

     At March 31, 2009, there was approximately $1,135 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next four years and will be adjusted for any future changes in estimated forfeitures.
Valuation Information under SFAS 123R
     For purposes of determining estimated fair value under SFAS 123R, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.72 and $2.64 per share for the three months ended March 31, 2009 and 2008, respectively. These values were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected life	3.25 years	3.75 years
Dividend yield	0%	0%
Expected volatility	98.0%	98.4%
Risk-free interest rate	1.3%	2.8%
     The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The expected life of stock options was calculated using the simplified method. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.
2007 Associate Stock Purchase Plan
     In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300,000 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 143,573 in the year ended December 31, 2008. There were 156,427 shares reserved under the plan as of March 31, 2009.
Employee Benefit Plan

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)
     In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.
NOTE 8: SEGMENT INFORMATION AND MAJOR CUSTOMERS
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
     Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
United States	$1,267	$1,536
Canada	110	393
Other International	56	4

Total Sales	$1,433	$1,933

     Geographic segments of property and equipment and intangible assets are as follows:

	March 31,	December 31,
	2009	2008
Property and equipment, net:
United States	$1,268	$1,399
Canada	455	519

Total	$1,723	$1,918

     A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,
Customer	2009	2008
KFC (Corporation & Franchisees)	22.7%	27.2%
Chrysler (BBDO Detroit/Windsor)	16.4%	34.0%
Reuters Ltd.	12.8%	*

	51.9%	61.2%

*	Sales to this customer were less than 10% of total sales for the period reported.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2009 and 2008, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

	March 31,
Customer	2009	2008
KFC (Corporation and Franchisees)	28.6%	*
Chrysler (BBDO Detroit/Windsor)	17.2%	12.2%
Reuters Ltd.	15.6%	*
InVue Security Products	11.2%	*
NewSight Corporation	*	69.4%

	72.6%	81.6%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period reported.
NOTE 9: SEVERANCE EXPENSE
          In June 2008, the Company announced that John Witham had resigned from his positions as the Company’s Executive Vice President and Chief Financial Officer. The Board of Directors approved an arrangement whereby in consideration for Mr. Witham’s execution of a reasonable and customary release, Mr. Witham would receive severance payments equal to one and a half times his base salary, one and a half times his prior year bonus, medical (COBRA) benefits for one year, and payment for accrued, unused paid time off, as set forth in his employment agreement for a termination without cause, as well as an extension of the amount of time Mr. Witham has to exercise vested stock options. In the second quarter of 2008, the Company recorded total charges of $353 related to Mr. Witham’s separation.
          In September 2008, the Company announced that Jeffrey Mack had resigned from his positions as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. The Board of Directors approved an arrangement whereby in consideration for Mr. Mack’s execution of a reasonable and customary release, Mr. Mack would receive severance payments equal to one year’s base salary, medical (COBRA) benefits for one year, accelerated vesting of options for the purchase of 120,000 shares at $2.80 per share, and a 90-day extension of the post-termination exercisability of (a) such options and (b) warrants for the purchase of 35,354 shares at $2.25 per share. In the third quarter of 2008, the Company recorded total charges of $286 for severance expense, as well as $94 of non-cash stock-based compensation, related to Mr. Mack’s separation.
          In November and December 2008, the Company announced workforce reductions of 35 and 27 people, respectively, including employees and contractors at both its U.S. and Canadian operations to better match its infrastructure and expenses with sales levels and current client projects. Coupled with three other U.S. employee resignations prior to the December reduction in force, these actions resulted in an approximate 40 percent total headcount reduction during the fourth quarter of 2008. The combined severance expense from the two workforce reductions totaled $274.
          In the first quarter of 2009, the Company continued to make organizational changes to better align resources. The combined severance expense related to first quarter workforce reductions totaled $237.
          The following table provides financial information on the employee severance expense and remaining accrued balance at March 31, 2009:

	Accrual			Accrual
	December 31,	Net		March 31,
	2008	Additions	Payments	2009
Employee severance expense	$582	$237	$(242)	$577

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
Our Sources of Revenue
     We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions through our direct sales force.
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
Significant Accounting Policies and Estimates
     A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes to these accounting policies during the first three months of 2009.

Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 ($000)
     The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
Sales	$1,433	100.0%	$1,933	100.0%	$(500)	(25.9%)
Cost of sales	1,160	80.9%	1,534	79.4%	(374)	(24.4%)

Gross profit (exclusive of depreciation and amortization shown separately below)	273	19.1%	399	20.6%	(126)	(31.6%)
Sales and marketing expenses	831	58.0%	1,220	63.1%	(389)	(31.9%)
Research and development expenses	391	27.3%	454	23.5%	(63)	(13.9%)
General and administrative expenses	1,795	125.3%	2,936	151.9%	(1,141)	(38.9%)
Depreciation and amortization expense	199	13.9%	251	13.0%	(52)	(20.7%)

Total operating expenses	3,216	224.4%	4,861	251.5%	(1,645)	(33.8%)

Operating loss	(2,943)	(205.4%)	(4,462)	(230.8%)	1,519	(34.0%)
Other income (expenses):
Interest expense	(3)	(0.2%)	(7)	(0.4%)	(4)	57.1%
Interest income	43	3.0%	272	14.1%	(229)	(84.2%)

Total other income (expense)	40	2.8%	265	13.7%	(225)	(84.9%)

Net loss	$(2,903)	(202.6%)	$(4,197)	(217.1%)	$1,294	(30.8%)

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
United States	$1,267	88.4%	$1,536	79.5%	$(269)	(17.5%)
Canada	110	7.7%	393	20.3%	(283)	(72.0%)
Other International	56	3.9%	4	0.2%	52	1300.0%

Total Sales	$1,433	100.0%	$1,933	100.0%	$(500)	(25.9%)

Sales
      Our sales decreased 26% or $500 to $1,433 for the three months ended March 31, 2009, compared to the same period in the prior year. The decline in our revenue was due to lower professional services fees being generated from smaller projects. In addition, we experienced lower hardware sales as certain customers are choosing to contract directly with our display suppliers. The decline in hardware and services was partially offset by higher levels of software sales as we continued to sell and deploy our RoninCast® software into an increased number of quick serve restaurants and other retail locations during the first quarter of 2009 compared to the prior year. Due to the current recession, we are not able to predict or forecast our future revenues with any degree of precision at this time.
Cost of Sales
     Our cost of sales decreased 24% or $374 to $1,160 for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease in cost of sales was due to the lower levels of hardware and service sales and also a reduction in compensation and related employee costs due to the workforce reductions taken in the third and fourth quarter of 2008.
Operating Expenses
     Our operating expenses decreased 34% or $1,645 to $3,216 for the three months ended March 31, 2009 compared to the same period in the prior year.

     Sales and marketing expenses were lower by $389 or 32% as a result of a decrease in compensation and benefits, along with lower travel related expenses as a result of the workforce reductions taken in the third and fourth quarter of 2008. In addition, we reduced the level of spending related to tradeshows and other marketing initiatives in the first quarter of 2009 when compared to the same period in the prior year. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any increased revenues and associated commissions may offset any future reduction in marketing expenditures.
     Research and development expenses were lower by $63 or 14% in the first quarter of 2009 when compared to the prior year as a result of lower compensation and benefits expenses.
     General and administrative expenses were lower by $1,141 or 39% as a result of a decrease in compensation and benefits, along with contractor costs as a result of the workforce reductions taken in the third and fourth quarter of 2008. Our stock compensation expense was also down approximately $200 during the first quarter of 2009 when compared to the prior year period. These decreases were partially offset by an increase in severance costs recorded in the first quarter of 2009 of $237 compared to $120 in the prior year period. In general, we experienced an across-the-board reduction in almost all expense categories as a result of better aligning our expenses with the lower levels of revenue.
     Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets, was also lower by $52 when comparing the first quarter of 2009 to the prior year period. This was primarily the result of recording an impairment charge during the fourth quarter of 2008 for the remaining value of our acquisition-related intangible assets.
     We will continue to monitor our operating expenses in relationship to our revenues levels and make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.
Interest Expense
     Interest expense decreased to $3 from $7 for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.
Interest Income
     Interest income declined by $229 for the three months ended March 31, 2009 compared to the same period in the prior year. The decrease in interest income was due to significantly lower cash balances and a lower realized interest rate yield on our investments during the first quarter of 2009 compared to the same period in the prior year. Our average cash, cash equivalents and marketable securities during the first quarter of 2009 was $12,415 with an average yield of 0.4% compared to $27,428 with an average yield of 1.0% for the same period in the prior year.
Liquidity and Capital Resources
Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2009, we had an accumulated deficit of $67,115. The cash flow used in operating activities was $2,264 and $3,121 for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash used in operations was due to improvement in our net loss during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Based on our current expense levels, we anticipate that our cash and investments in marketable securities will be adequate to fund our operations for the next twelve months.
Investing Activities

     Net cash provided by investing activities was $5,334 and $58 for the three months ended March 31, 2009 and 2008, respectively. The increase in cash provided by investing activities was due to net sales of marketable securities of $5,395 for the first three months of 2009 compared to $462 for the same period in prior year. These amounts were offset by purchases of capital equipment of $61 in the first three months ended March 31, 2009 compared to $404 for the same period in the prior year. Marketable securities held as of March 31, 2009 consisted of debt securities issued by federal government agencies with maturity dates in 2009.
Financing Activities
     Net cash used in financing activities was $19 and $38 for the first three months of 2009 and 2008, respectively. These amounts were primarily the result of principal payments made on various capital leases due to expire during 2009.
     We have financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. For the three months ended March 31, 2009 and 2008, these activities were insignificant.
     We believe, based on current revenue and expense levels, that our cash and investments in marketable securities will be adequate to fund our operations for the next twelve months.
Contractual Obligations
     Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our levels of operations, infrastructure and personnel for the remainder of fiscal 2009.
Operating and Capital Leases
     At March 31, 2009, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 14,930 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2009.
     The following table summarizes our obligations under contractual agreements as of March 31, 2009 and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital Lease Obligations (including interest)	$52	$52	$—	$—	$—
Operating Lease Obligations	788	180	401	207	—

Total	$840	$232	$401	$207	$—

     Based on our working capital position at March 31, 2009, we believe we have sufficient working capital to meet our current obligations.
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
     We currently have outstanding approximately $52 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

     Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first three months of 2009 and 2008.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We were not party to any material legal proceedings as of May 7, 2009.
Item 1A. Risk Factors
     The discussion of our business and operations should be read together with the risk factors set forth in this document under “Cautionary Statement.” These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.
 The following risk factors, which were originally presented on our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, are hereby amended and restated (in thousands):
          Our operations and business are subject to the risks of an early stage company with limited revenue and a history of operating losses. We have incurred losses since inception, and we have had only nominal revenue. We may not ever become or remain profitable.
          Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $20,692 and $10,086 for the years ended December 31, 2008 and 2007, respectively and a net loss of $2,903 for the three months ended March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $67,115.
          We have not been profitable in any year of our operating history and anticipate incurring additional losses into the foreseeable future. We do not know whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods. We may require additional financing in the future to support our operations. For further information, please review the risk factor “Adequate funds for our operations may not be available, requiring us to curtail our activities significantly”.
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
          Chrysler (BBDO Detroit / Windsor) accounted for 17.2% and 44.5% of our total accounts receivable as of March 31, 2009 and December 31, 2008, respectively. Although Chrysler Corporation filed for Chapter 11 bankruptcy protection on April 30, 2009, the related outstanding accounts receivable balance to be collected by us as of that date was with Chrysler’s ad agency, BBDO Detroit/Windsor an entity that has not filed for bankruptcy protection. Therefore, we have not recorded an allowance for doubtful receivables charge for the outstanding balance.
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
          In light of the economic downturn’s broad effects on the stock prices of its listed companies, NASDAQ suspended its $1.00 minimum bid price rule in October 2008. This rule suspension was originally scheduled to expire April 19, 2009, but now has been extended to July 20, 2009. Our stock price fell below $1.00 during the fourth quarter of 2008 and traded below $1.00 during the first quarter of 2009, during the rule suspension period. If our stock price is similarly low after NASDAQ lifts the suspension of this rule, we could be subject to delisting from NASDAQ. In addition, we could also be subject to delisting from NASDAQ if we fail to maintain compliance with the other requirements for continued listing which are still in full force.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
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

WIRELESS RONIN TECHNOLOGIES, INC.
Date: May 8, 2009	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Separation Agreement dated March 6, 2009 between Robert W. Whent and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on March 9, 2009).

10.2
Employment Agreement dated March 9, 2009 between Darin P. McAreavey and the Registrant (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on March 9, 2009).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99	Cautionary Statement.