Form 10-Q
period 2009-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2009-08-07
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

As of August 5, 2009, the registrant had 14,946,666 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,469	$5,294
Marketable securities - available for sale	-	8,301
Accounts receivable, net of allowance of $76 and $92	728	1,823
Income tax receivable	13	12
Inventories	275	462
Prepaid expenses and other current assets	119	265
Total current assets	10,604	16,157
Property and equipment, net	1,581	1,918
Restricted cash	378	450
Other assets	27	35
TOTAL ASSETS	$12,590	$18,560

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities on capital lease obligations	$32	$71
Accounts payable	771	1,068
Deferred revenue	67	181
Accrued liabilities	702	1,067
TOTAL LIABILITIES	1,572	2,387
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding	-	-
Common stock, 50,000 shares authorized; 14,947 and 14,850
shares issued and outstanding at June 30, 2009
and December 31, 2008, respectively	149	148
Additional paid-in capital	81,071	80,650
Accumulated deficit	(69,770)	(64,212)
Accumulated other comprehensive loss	(432)	(413)
Total shareholders' equity	11,018	16,173
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,590	$18,560

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales
Hardware	$263	$496	$766	$1,260
Software	230	204	396	302
Services and other	470	896	1,234	1,968
Total sales	963	1,596	2,396	3,530
Cost of sales
Hardware	267	451	718	1,086
Software	-	-	-	-
Services and other	476	1,083	1,185	1,983
Total cost of sales (exclusive of depreciation and amortization shown separately below)	743	1,534	1,903	3,069
Gross profit	220	62	493	461
Operating expenses:
Sales and marketing expenses	603	1,110	1,434	2,330
Research and development expenses	548	590	939	1,044
General and administrative expenses	1,545	3,143	3,340	6,079
Depreciation and amortization expense	193	337	392	588
Total operating expenses	2,889	5,180	6,105	10,041
Operating loss	(2,669)	(5,118)	(5,612)	(9,580)
Other income (expenses):
Interest expense	(2)	(7)	(5)	(14)
Interest income	16	165	59	437
Total other income	14	158	54	423
Net loss	$(2,655)	$(4,960)	$(5,558)	$(9,157)
Basic and diluted loss per common share	$(0.18)	$(0.34)	$(0.37)	$(0.63)
Basic and diluted weighted average shares outstanding	14,854	14,578	14,852	14,561

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net loss	$(5,558)	$(9,157)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	392	304
Amortization of acquisition-related intangibles	-	284
Allowance for doubtful receivables	(16)	(12)
Loss on disposal of property and equipment	(10)	-
Stock-based compensation expense	370	701
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,118	660
Income tax receivable	-	58
Inventories	187	(137)
Prepaid expenses and other current assets	146	(125)
Other assets	9	-
Accounts payable	(302)	(82)
Deferred revenue	(114)	(20)
Accrued liabilities	(320)	439
Net cash used in operating activities	(4,098)	(7,087)
Investing activities
Purchases of property and equipment	(91)	(699)
Purchases of marketable securities	(22)	(16,200)
Sales of marketable securities	8,323	17,573
Net cash provided by investing activities	8,210	674
Financing activities
Payments on capital leases	(39)	(64)
Restricted cash	72	-
Proceeds from exercise of stock options	6	339
Proceeds from issuance of common stock	46	181
Net cash provided by financing activites	85	456
Effect of Exchange Rate Changes on Cash	(22)	(10)
Increase (Decrease) in Cash and Cash Equivalents	4,175	(5,967)
Cash and Cash Equivalents, beginning of period	5,294	14,542
Cash and Cash Equivalents, end of period	$9,469	$8,575

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2009.

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

The Company applies the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” (“SOP 97-2”) as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”) to all transactions involving the sale of software licenses or Accounting Standards Codification subtopic 605-985, Revenue Recognition: Software (or ASC 605-35). In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting taking into account all factors following the guidelines set forth in Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21 (“EITF 00-21”) “Revenue Arrangements with Multiple Deliverables” or “FASB ASC 605-985-25-5.”

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

Each element of the Company’s multiple element arrangements qualifies for separate accounting with the exception of undelivered maintenance and support fees. The Company defers revenue under the residual method for undelivered maintenance and support fees included in the price of software and amortizes fees ratably over the appropriate period. The Company defers fees based upon the customer’s renewal rate for these services.

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

Software design and development services

Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with AICPA SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) or “FASB ASC 605-985-25-88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.

Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.

Uncompleted contracts are as follows:

	June 30,	December 31,
	2009	2008

Cost incurred on uncompleted contracts	$10	$196
Estimated earnings	21	884
Revenue recognized	31	1,080
Less: billings to date	(59)	(1,130)
Amount included in deferred revenue	$(28)	$(50)

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

2. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 8 for further information on certain outstanding receivables at June 30, 2009.

3. Software Development Costs

FASB Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” or “FASB ASC 985-20-25” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant to date. No software development costs were capitalized during the six months ended June 30, 2009 or 2008. Software development costs have been recorded as research and development expense.

4. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) of “FASB ASC 718-10.”  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

See Note 7 for further information regarding the Company’s stock-based compensation.

5. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company are the allowance for doubtful accounts, valuation allowance for deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, and valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

Recent Accounting Pronouncements

    In April 2009, the FASB issued FASB Staff Position SFAS 107-1 (“FSP SFAS 107-1”) and Accounting Principles Board Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“APB 28-1”) or “FASB ASC 820-10-50.”   FSP SFAS 107-1 and APB 28-1 or FASB ASC 820-10-50 require disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented.  Entities must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period.  FSP SFAS 107-1 and APB 28-1 or FASB ASC 820-10-50 are effective for interim reporting periods ending after June 15, 2009.  FSP SFAS 107-1 and APB 28-1 or FASB ASC 820-10-50 are effective for the Company’s quarter ending June 30, 2009.  The adoption did not have a material impact on the Company’s financial statements.

    In April 2009, the FASB issued FSP SFAS 157-4 or “FASB ASC 820-10-35,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”) or FASB ASC 820-10-35, when the volume and level of market activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 or “FASB ASC 820-10-35” emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 or FASB ASC 820-10-35 is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the Company’s financial statements.

    In April 2009, the FASB issued FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments or “FASB ASC 320-10-35.”   FSP FAS 115-2 or FASB ASC 320-10-35 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The FSP or FASB ASC 320-10-35 requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  The FSP or FASB ASC 320-10-35 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a material impact to the Company’s financial statements.

    During May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events.  SFAS No. 165 or ”FASB ASC 855-10.” requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS No. 165 or FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS No. 165 or FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 7, 2009.  The adoption did not have a material impact on the Company’s financial statements.

    In December 2008, the FASB issued FSP 123(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets.”  FSP 123(R)-1 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.   FSP 123(R)-1 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on change of plan assets when using significant unobseverable inputs, and significant concentrations of risk in the plan assets.  These disclosures are required for fiscal years ending after December 15, 2009.  The Company does not currently offer a defined benefit pension or other postretirement plan and therefore the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

    In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff.   The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations. Beginning after the third quarter of 2009, the Company’s financial statements will no longer refer to specific US GAAP statements.

    In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  SFAS No. 166 is revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  SFS No. 155 also expands the disclosure requirements for such transactions.  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial statements.

    In June 2009, the FASB issued SFAS No. 167, “ Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for Variable Interest Entities under RIN No. 46(R).  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
	2009	2008
Balance at beginning of period	$92	$85
Provision for doubtful receivables (recovery of)	(16)	29
Write-offs	-	(22)
Balance at end of period	$76	$92

INVENTORIES

	June 30,	December 31,
	2009	2008
Finished goods	$248	$355
Work-in-process	27	107
Total inventories	$275	$462

No adjustments were made for the six months ended June 30, 2009 or 2008, respectively, to reduce inventory values to the lower of cost or market.

PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2009	2008
Leased equipment	$381	$381
Equipment	1,359	1,315
Leasehold improvements	165	332
Demonstration equipment	151	151
Purchased software	603	532
Furniture and fixtures	600	614
Total property and equipment	$3,259	$3,325
Less: accumulated depreciation and amortization	(1,678)	(1,407)
Net property and equipment	$1,581	$1,918

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

DEFERRED REVENUE

	June 30,	December 31,
	2009	2008
Deferred software maintenance	$58	$46
Customer deposits and deferred project revenue	9	135
Total deferred revenue	$67	$181

ACCRUED LIABILITIES

	June 30,	December 31,
	2009	2008
Compensation	$593	$720
Accrued remaining lease obligations	-	142
Accrued rent	79	84
Sales tax and other	30	121
Total accrued liabilities	$702	$1,067

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain (loss) on investments. Comprehensive loss for the three and six months ended June 30, 2009 and 2008, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(2,655)	$(4,960)	$(5,558)	$(9,157)
Unrealized gain (loss) on investments	-	40	-	(136)
Foreign currency translation gain (loss)	31	(28)	(19)	(5)
Total comprehensive loss	$(2,624)	$(4,948)	$(5,577)	$(9,298)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2009	2008
Cash paid for:
Interest	$4	$11

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" or “FASB ASC 320-10-25.”  Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial during the first six months of 2009 and 2008.

As of June 30, 2009 and December 31, 2008, cash equivalents and available-for-sale marketable securities consisted of the following:

	June 30, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,781	$-	$-	$6,781
Total included in cash and cash equivalents	6,781	-	-	6,781

Total available-for-sale securities	$6,781	$-	$-	$6,781

	December 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$4,344	$-	$-	$4,344
Total included in cash and cash equivalents	4,344	-	-	4,344

Government and agency securities - maturing 2009	8,296	7	(2)	8,301
Total included in marketable securities	8,296	7	(2)	8,301

Total available-for-sale securities	$12,640	$7	$(2)	$12,645

The Company measures certain financial assets, including cash equivalents and available-for-sale marketable securities at fair value on a recurring basis.  In accordance with SFAS No. 157 or “FASB ASC 820-10-30”, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS No. 157 or “FASB ASC 820-10-35” establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value.  The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at June 30, 2009 includes funds held in a commercial paper sweep account totaling $6,781, which are included in cash and cash equivalents and considered available for sale in the consolidated balance sheet.  The Level 1 category at December 31, 2008 includes money market funds of $4,344, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $8,301, which are included in marketable securities and considered as available for sale in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At June 30, 2009 and December 31, 2008, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At June 30, 2009 and December 31, 2008, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available for sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by SFAS No. 157 or “FASB ASC 820-10-30” as of June 30, 2009 and December 31, 2008.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

NOTE 4: INTANGIBLE ASSETS

The Company recorded amortization of acquisition-related intangibles expense of $0 and $146 for the three months ended June 30, 2009 and 2008, respectively, and $0 and $284 for the six months ended June 30, 2009 and 2008, respectively.

In the fourth quarter of 2008, the Company recorded a charge for the impairment of assets related to the 2007 acquisition of McGill Digital Solutions.  The Company reviews the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with Statement of Financial Accounting Standards No. 144 ("FAS 144") or “FASB ASC 350-10-S35.”  Under FAS 144 or “FASB ASC 350-10-S35”, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1,265 of net book value of these intangible assets.  The carrying value of the intangible assets was $0 after the impairment loss was recorded in December 2008.

NOTE 5: CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year.

Other information relating to the capital lease equipment is as follows:

	June 30,	December 31,
	2009	2008

Cost	$381	$381
Less: accumulated amortization	(360)	(328)
Total	$21	$53

Amortization expense for capital lease assets was $17 for the three months ended June 30, 2009 and 2008, respectively, and $32 and $33 for the six months ended June 30, 2009 and 2008, respectively, and is included in depreciation expense.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. The lease requires the Company to maintain a letter-of-credit as collateral which shall be released on the earlier of: (i) January 1, 2011; or (ii) after the thirty-first (31st) month of the term if the Company’s earnings before interest taxes, depreciation and amortization is $4,000 or higher on a ten percent profit margin.   The amount of the letter-of-credit as of June 30, 2009 was $328.   In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $122 and $114 for the three months ended June 30, 2009 and 2008, respectively, and $195 and $237 for the six months ended June 30, 2009 and 2008, respectively.

Future minimum lease payments for operating leases are as follows:

At June 30, 2009	Lease Obligations
2009	$165
2010	262
2011	254
2012	250
2013	73
Thereafter	29
Total future minimum obligations	$1,033

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

Litigation

The Company was not party to any material legal proceedings as of August 7, 2009.

NOTE 7: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Expense Information under SFAS 123R

On January 1, 2006, the Company adopted SFAS 123R or “FASB ASC 718-10”, which requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation costs included in:
Cost of sales	$1	$-	$(4)	$-
Sales and marketing expenses	133	46	176	96
Research and development expenses	9	11	24	38
General and administrative expenses	40	249	174	567
Total stock-based compensation expenses	$183	$306	$370	$701

At June 30, 2009, there was approximately $1,096 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next three years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information under SFAS 123R

For purposes of determining estimated fair value under SFAS 123R or “FASB ASC 718-10-30”, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $1.42 and $3.39 per share for the three months ended June 30, 2009 and 2008, respectively. These values were calculated using the following weighted average assumptions:

	Three Months Ended
	June 30,
	2009	2008
Expected life	3.25 years	3.75 years
Dividend yield	0%	0%
Expected volatility	99.0 to 100.4%	98.4%
Risk-free interest rate	1.3 to 1.6%	1.5 to 3.0%

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

      During the second quarter of 2009, the Company issued a restricted stock award of 25,000 and a stock bonus of 5,000 shares to an employee.  The vesting condition of the restricted stock includes continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009.  The fair value of the shares was based on the closing market price on the date of grant.  The fair market value of the grant totaled $66 of which $21 was recognized as stock compensation expense in the second quarter of 2009 as reflected in the stock-based compensation table above.  The remaining stock compensation expense will be recognized on straight-line basis over the remaining ten month restriction period.

     A total of 261,000 stock options were cancelled or expired during the first six months of 2009.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300,000 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 143,573 in the year ended December 31, 2008.  For the six month plan period ended June 30, 2009, the associates purchased a total of 63,057 shares under the plan.  The Company had a total of 93,370 shares remaining available for issuance under the plan as of June 30, 2009.

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

Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

United States	$924	$1,350	$2,191	$2,887
Canada	7	246	117	639
Other International	32	-	88	4
Total Sales	$963	$1,596	$2,396	$3,530

Geographic segments of property and equipment are as follows:

	June 30,	December 31,
	2009	2008
Property and equipment, net:
United States	$1,165	$1,399
Canada	416	519
Total	$1,581	$1,918

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2009	2008	2009	2008
KFC (Corporation & Franchisees)	*	10%	14%	19%
Chrysler (BBDO Detroit/Windsor)	*	39%	13%	25%
Bachman's	*	12%	*	*
NEC Display Solutions, Inc.	18%	*	*	*
Reuters Ltd.	18%	*	16%	*
	36%	61%	43%	44%

*	Sales to this customer were less than 10% of total sales for the period reported.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2009 and 2008, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	June 30,
Customer	2009	2008
Chrysler (BBDO Detroit/Windsor)	19%	*
NewSight Corporation	*	70%
	19%	70%

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

During the first and second quarter of 2009, the Company continued to make organizational changes to better align resources.  The combined severance expense related to these workforce reductions totaled $237 and $210, respectively.

The following table provides financial information on the employee severance expense and remaining accrued balance at June 30, 2009:

	Accrual			Accrual
	December 31,	Net		June 30,
	2008	Additions	Payments	2009
				0
Employee severance expense	$582	$447	$(738)	$291

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share information, unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in our “Cautionary Statement” in our Form 10-Q for the period ended March 31, 2009.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Form 10-Q for the period ended March 31, 2009. and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

Significant Accounting Policies and Estimates

     A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes to these accounting policies during the first six months of 2009.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information ($000):

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
Sales	$963	100%	$1,596	100%	$(633)	(40%)
Cost of sales	743	77%	1,534	96%	(791)	(52%)
Gross profit (exclusive of depreciation and amortization shown separately below)	220	23%	62	4%	158	255%
Sales and marketing expenses	603	63%	1,110	70%	(507)	(46%)
Research and development expenses	548	57%	590	37%	(42)	(7%)
General and administrative expenses	1,545	160%	3,143	197%	(1,598)	(51%)
Depreciation and amortization expense	193	20%	337	21%	(144)	(43%)
Total operating expenses	2,889	300%	5,180	325%	(2,291)	(44%)
Operating loss	(2,669)	(277%)	(5,118)	(321%)	(2,449)	(48%)
Other income (expenses):
Interest expense	(2)	(0%)	(7)	(0%)	(5)	(71%)
Interest income	16	2%	165	10%	(149)	(90%)
Total other income (expense)	14	2%	158	10%	(144)	(91%)
Net loss	$(2,655)	(276%)	$(4,960)	(311%)	$(2,305)	(47%)

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
United States	$924	96%	$1,350	85%	$(426)	(32%)
Canada	7	1%	246	15%	(239)	(97%)
Other International	32	3%	-	-	32	100%
Total Sales	$963	100%	$1,596	100%	$(633)	(40%)

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
Sales	$2,396	100%	$3,530	100%	$(1,134)	(32%)
Cost of sales	1,903	79%	3,069	87%	(1,166)	(38%)
Gross profit (exclusive of depreciation and amortization shown separately below)	493	21%	461	13%	32	7%
Sales and marketing expenses	1,434	60%	2,330	66%	(896)	(39%)
Research and development expenses	939	39%	1,044	30%	(105)	(10%)
General and administrative expenses	3,340	139%	6,079	172%	(2,739)	(45%)
Depreciation and amortization expense	392	16%	588	17%	(196)	(33%)
Total operating expenses	6,105	255%	10,041	284%	(3,936)	(39%)
Operating loss	(5,612)	(234%)	(9,580)	(271%)	(3,968)	(41%)
Other income (expenses):
Interest expense	(5)	(0%)	(14)	(0%)	(9)	(64%)
Interest income	59	3%	437	12%	(378)	(87%)
Total other income (expense)	54	2%	423	12%	(369)	(87%)
Net loss	$(5,558)	(232%)	$(9,157)	(259%)	$(3,599)	(39%)

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
United States	$2,191	91%	$2,887	82%	$(696)	(24%)
Canada	117	5%	639	18%	(522)	(82%)
Other International	88	4%	4	0%	84	2100%
Total Sales	$2,396	100%	$3,530	100%	$(1,134)	(32%)

Sales

      Our sales totaled $963 for the three months ended June 30, 2009, compared to $1,596 for the same period in the prior year, a decrease of $633 or 40%.  The decrease in sales was primarily due to the collapse in the automotive industry during the second quarter of 2009.  On April 30, 2009, Chrysler LLC and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City.  During the three months ended June 30, 2008, we generated approximately $600 of services revenue or approximately 38% of our total revenue from Chrysler LLC and BBDO (Detroit/Canada), which is an advertising agent for Chrysler, which compares to less than $50 for such customers in the second quarter of 2009.   Our revenues for the first half of 2009 totaled $2,396 compared to $3,530 for the same period in the prior year, a decrease of $1,134 or 32%.  The additional decline in revenue when comparing the first half of 2009 to 2008 was primarily due to lower hardware sales as certain customers are choosing to contract directly with our display suppliers, thus resulting in lower hardware sales. During the first half of 2009 we recognized $766 of hardware sales compared to $1,260 for the same period in the prior year, representing a decline of $494 or 39%.  The decline in hardware and services was partially offset by higher levels of software sales as we continued to sell and deploy our RoninCast® software into an increased number of quick serve restaurants and other financial services and retail locations during the second quarter and first half of 2009 compared to the same periods in the prior year.   Due to the current recession, we are not able to predict or forecast our future revenues with any degree of precision at this time.

Cost of Sales

     Our cost of sales decreased 52% or $791 to $743 for the three months ended June 30, 2009 compared to the same period in the prior year. Cost of sales for the first half of 2009 totaled $1,903 compared to $3,069 for the same period in the prior year.  The decrease in cost of sales for both periods was due to the lower levels of hardware and service sales and also a reduction in compensation and related employee costs due to the workforce reductions taken in the third and fourth quarter of 2008 to better match our infrastructure and expenses with sales levels and current client projects.

Operating Expenses

     Our operating expenses decreased 44% or $2,291 to $2,889 for the three months ended June 30, 2009 compared to the same period in the prior year.  Operating costs for the first half of 2009 totaled $6,105 compared to $10,041 for the same period in the prior year.

     Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses were lower by $507 or 46% and $896 or 39% in the second quarter and first half of 2009, respectively, when compared to the same periods in the prior year.  The declines related to a decrease in compensation and benefits, along with lower travel related expenses as a result of the workforce reductions taken in the third and fourth quarter of 2008. In addition, we reduced the level of spending related to tradeshows and other marketing initiatives in the first half of 2009 when compared to the same period in the prior year.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any increased revenues and associated commissions may offset any future reduction in marketing expenditures.

     Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses were lower by $42 or 7% and $105 or 10% in the second quarter and first half of 2009, respectively, when compared to the same periods in the prior year. The declines were primarily the result of lower compensation and benefits expenses.  We remain committed to continuously enhancing our RoninCast® software which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to emerge.    We currently expect our research and development expenses to remain at similar levels experienced during the first half of 2009 for the balance of fiscal 2009.

     General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses were lower by $1,598 or 51% and $2,739 or 45% in the second quarter and first half of 2009, respectively, compared to the same periods in the prior year.  The declines were primarily the result of a decrease in compensation and benefits, along with contractor costs as a result of the workforce reductions taken in the third and fourth quarter of 2008.  Our stock compensation expense was also down $331 during the first half of 2009 when compared to the prior year period.   In general, we experienced an across-the-board reduction in almost all expense categories as a result of better aligning our expenses with the lower levels of revenue.

     Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets, was also lower by $144 and $196 in the second quarter and first half of 2009, respectively, when compared to the same periods in the prior year.  This was primarily the result of recording an impairment charge during the fourth quarter of 2008 for the remaining value of our acquisition-related intangible assets.

     We will continue to monitor our operating expenses in relationship to our revenue levels and make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.

Interest Expense

     Interest expense decreased to $5 from $14 during the first half of 2009 compared to the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.

Interest Income

     Interest income was lower by $149 and $378 in the second quarter and first half of 2009 when compared to the same periods in the prior year. The decreases in interest income were due to significantly lower cash balances and a lower realized interest rate yield on our investments during the first half of 2009 compared to the same period in the prior year.   Our average cash, cash equivalents and marketable securities during the first half of 2009 was $11,946 with an average yield of 0.49% compared to $25,977 with an average yield of 1.7% for the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2009, we had an accumulated deficit of $69,770. The cash flow used in operating activities was $4,098 and $7,087 for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash used in operations was primarily due to a reduction in our net loss during the first half of 2009 compared to the same period in 2008.  Cash provided by changes in our working capital accounts were generally consistent for both periods presented, which for the first six months of 2009 and 2008 totaled $724 and $793, respectively.  The changes to our working capital accounts were primarily the result of a sequential decline in our revenues from the first quarter to the second quarter for both periods presented. We generated cash from a decline in our asset accounts of $1,460 and $456 for the six months ended June 30, 2009 and 2008, which includes accounts receivable, inventory and prepaid and other assets.  The decline in asset accounts for the six month period ended June 30, 2009 was partially offset by lower liability and deferred revenue accounts totaling $736 for the six months ended June 30, 2009.  Our accrued liabilities increased during the first six months of 2008 as a result of recording an accrual for employee severance expense of $353, which provided an overall increase in our liability accounts of $337.  Based on our current expense levels, we anticipate that our cash and cash equivalents at June 30, 2009 will be adequate to fund our operations for the next twelve months.

Investing Activities

     Net cash provided by investing activities was $8,210 and $674 for the six months ended June 30, 2009 and 2008, respectively.  The increase in cash provided by investing activities was due to net sales of marketable securities of $8,301 during the first half of 2009 compared to $1,373 for the same period in prior year.  These amounts were partially offset by purchases of capital equipment of $91 during the first half of 2009 compared to $699 for the same period in the prior year. We currently anticipate our capital expenditures to remain at similar levels for the balance of 2009, however if the Company’s hosting revenues were to significantly increase, there may be a need to make additional capital equipment investments to support our network operation center. During the second quarter 2009 we moved our investments held in marketable securities as they matured into a commercial paper sweep account with US Bank Corp which currently carries an A-1 P-1 rating.

Financing Activities

     Net cash provided by financing activities was $85 and $456 for the first half of 2009 and 2008, respectively.  Cash generated from the exercise of stock options and shares issued through our associate stock purchase plan totaled $52 and $520 for the first six months of 2009 and 2008, respectively.  These amounts were partially offset by principal payments made on various capital leases due to expire during 2009.

     We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.    Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly. We may need additional funding in the future. Necessary funding may not be available on terms that are favorable to the company, if at all.

Contractual Obligations

     Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our current levels of operations, infrastructure and personnel for the remainder of fiscal 2009.

Operating and Capital Leases

     At June 30, 2009, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,089 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 9,700 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of June 30, 2009 and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Lease Obligations (including interest)	$33	$33	$-	$-	$-
Operating Lease Obligations	1,033	165	516	323	29
Total	$1,066	$198	$516	$323	$29

Based on our working capital position at June 30, 2009, we believe we have sufficient working capital to meet our current obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. We maintain our accounts for cash and cash equivalents and marketable securities principally at one major bank. We currently invest our available cash in a commercial paper sweep account held with U.S. Bank Corp.  We have not experienced any losses on our deposits of our cash and cash equivalents.

     We currently have outstanding approximately $32 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

     Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial for the three and six months ended June 30, 2009 and 2008.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We were not party to any material legal proceedings as of August 7, 2009.

Item 1A. Risk Factors

     The discussion of our business and operations should be read together with the risk factors set forth herein and in our  “Cautionary Statement” in our Form 10-Q for the period ended March 31, 2009.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s shareholders was held on Thursday, June 11, 2009.
(b)	Election of Directors
The following persons, who together constituted all the members of our Board of Directors at that time, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

James C. Granger	William F. Schnell	Stephen F. Birke
Gregory T. Barnum	Brett A. Shockley
Thomas J. Moudry	Geoffrey J. Obeney

(c)	Matters Voted Upon
Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management’s nominees, and the shareholders voted as follows:

1.	ELECTION OF DIRECTORS

To elect seven directors for the ensuing year and until their successors shall be elected and duly qualified.

Nominee	FOR	WITHHOLD
James C. Granger	13,062,757	45,963
Gregory T. Barnum	13,066,645	42,069
Thomas J. Moudry	13,065,916	42,798
William F. Schnell	10,033,839	3,074,875
Brett A. Shockley	13,054,545	54,169
Geoffrey J. Obeney	13,065,816	42,898
Stephen F. Birke	13,062,666	46,448

2.	AMENDMENT TO 2006 PLAN

To amend our Amended and Restated 2006 Equity Incentive Plan to increase the total number of shares for which awards may be granted from 1,750,000 to 2,125,000 and to increase the maximum number of shares for which awards may be granted to any individual participant in any calendar year from 300,000 to 500,000.

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
5,800,790	1,417,168	72,388	5,818,368

3.	RATIFICATION OF APPOINTMENT OF AUDITOR

To ratify the appointment of Baker Tilly Virchow Krause, LLP as our independent auditors for the year ending December 31, 2009.

			BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
13,052,767	43,914	12,124	-

Item 5. Other Information

   We announced on August 3, 2009 that we have authorized NEC Display Solutions of America, Inc. to resell licenses to use RoninCast® software, trained members of NEC's salesforce, and are in the process of implementing the program by which NEC will resell these licenses.

Item 6. Exhibits

     See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date:  August 7, 2009                                                                           By: /s/ Darin P. McAreavey
Darin P. McAreavey
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Form of Restricted Stock Award Agreement under the Registrant's Amended and Restated 2006 Equity Incentive Plan.

10.2	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 29, 2009 (File No. 001-33169)).

10.3	Separation Agreement and General Release between the Registrant and Brian S. Anderson, dated June 3, 2009.

10.4	Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

27