Form 10-Q
period 2009-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2009-11-09
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 9, 2009, the registrant had 17,268,165 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(All dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,125	$5,294
Marketable securities - available for sale	-	8,301
Accounts receivable, net of allowance of $68 and $92	1,139	1,823
Income tax receivable	14	12
Inventories	207	462
Prepaid expenses and other current assets	166	265
Total current assets	8,651	16,157
Property and equipment, net	1,414	1,918
Restricted cash	378	450
Other assets	34	35
TOTAL ASSETS	$10,477	$18,560

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities on capital lease obligations	$15	$71
Accounts payable	934	1,068
Deferred revenue	239	181
Accrued liabilities	498	1,067
TOTAL LIABILITIES	1,686	2,387
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding	-	-
Common stock, 50,000 shares authorized; 14,971 and 14,850
shares issued and outstanding at September 30, 2009
and December 31, 2008, respectively	150	148
Additional paid-in capital	81,268	80,650
Accumulated deficit	(72,241)	(64,212)
Accumulated other comprehensive loss	(386)	(413)
Total shareholders' equity	8,791	16,173
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,477	$18,560

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All dollars in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales
Hardware	$478	$738	$1,244	$1,998
Software	105	433	501	735
Services and other	493	779	1,727	2,747
Total sales	1,076	1,950	3,472	5,480
Cost of sales
Hardware	382	666	1,100	1,752
Software	5	218	5	218
Services and other	327	964	1,512	2,947
Total cost of sales (exclusive of depreciation and amortization shown separately below)	714	1,848	2,617	4,917
Gross profit	362	102	855	563
Operating expenses:
Sales and marketing expenses	563	927	1,997	3,257
Research and development expenses	690	793	1,629	1,837
General and administrative expenses	1,396	2,838	4,736	8,917
Depreciation and amortization expense	191	296	583	884
Total operating expenses	2,840	4,854	8,945	14,895
Operating loss	(2,478)	(4,752)	(8,090)	(14,332)
Other income (expenses):
Interest expense	(1)	(5)	(6)	(18)
Interest and other income	8	122	67	558
Total other income	7	117	61	540
Net loss	$(2,471)	$(4,635)	$(8,029)	$(13,792)
Basic and diluted loss per common share	$(0.17)	$(0.31)	$(0.54)	$(0.94)
Basic and diluted weighted average shares outstanding	14,929	14,764	14,878	14,629

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( All dollars in thousands, unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net loss	$(8,029)	$(13,792)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	583	467
Amortization of acquisition-related intangibles	-	416
Allowance for doubtful receivables	(24)	(6)
Loss on disposal of property and equipment	20	-
Stock-based compensation expense	522	902
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	779	(215)
Income tax receivable	-	110
Inventories	254	(384)
Prepaid expenses and other current assets	102	(97)
Other assets	7	2
Accounts payable	(143)	476
Deferred revenue	58	223
Accrued liabilities	(524)	646
Net cash used in operating activities	(6,395)	(11,252)
Investing activities
Purchases of property and equipment	(123)	(885)
Purchases of marketable securities	(22)	(19,468)
Sales of marketable securities	8,323	27,187
Net cash provided by investing activities	8,178	6,834
Financing activities
Payments on capital leases	(56)	(82)
Restricted cash	72	-
Proceeds from exercise of stock options and warrants	52	371
Proceeds from issuance of common stock	46	182
Net cash provided by financing activites	114	471
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(66)	(18)
Increase (Decrease) in Cash and Cash Equivalents	1,831	(3,965)
Cash and Cash Equivalents, beginning of period	5,294	14,542
Cash and Cash Equivalents, end of period	$7,125	$10,577

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company’s wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc. ("WRT Canada"), an Ontario, Canada provincial corporation located in Windsor, Ontario, maintains a vertical specific focus on in the automotive industry and houses the Company’s Content Engineering operation. WRT Canada develops digital content and sales support systems to help retailers train their sales staff and educate their customers at the point of sale. Today, the capabilities of this operation are integrated with the Company’s historical business to provide content solutions to all of the Company’s clients.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

The Company applies the provisions of Accounting Standards Codification subtopic 605-985, Revenue Recognition: Software (or ASC 605-35) to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in “FASB ASC 605-985-25-5.”

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
(All dollars in thousands, except share information, unaudited)

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

Software design and development services

Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 605-985-25-88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. The Company measures its progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.  The Company’s presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

The Company classifies the revenue and associated cost on the “Services and Other” line within the “Sales” and “Cost of Sales” sections of the Consolidated Statement of Operations.  In all cases where the Company applies the contract method of accounting, the Company’s only deliverable is professional services, thus, the Company believes presenting the revenue on a single line is appropriate.

Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

Uncompleted contracts are as follows:

	September 30,	December 31,
	2009	2008

Cost incurred on uncompleted contracts	$84	$196
Estimated earnings	306	884
Revenue recognized	390	1,080
Less: billings to date	(553)	(1,130)
Amount included in deferred revenue	$(163)	$(50)

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

2. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 8 for further information on certain outstanding receivables at September 30, 2009.

3. Software Development Costs

 “FASB ASC 985-20-25” requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant to date. No software development costs were capitalized during the nine months ended September 30, 2009 or 2008. Software development costs have been recorded as research and development expense.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

4. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with “FASB ASC 718-10.”  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

See Note 7 for further information regarding the Company’s stock-based compensation.

5. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates of the Company include  the allowance for doubtful accounts, valuation allowance for deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, and valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2009, the FASB issued "FASB ASC 820-10-50."   FASB ASC 820-10-50 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented.  Entities must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period.  FASB ASC 820-10-50 is effective for interim reporting periods ending after June 15, 2009.  FASB ASC 820-10-50 is effective for the Company’s quarter ending June 30, 2009.  The adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued "FASB ASC 820-10-35," which provides additional guidance for estimating fair value when the volume and level of market activity for the asset or liability have significantly decreased.  FASB ASC 820-10-35 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820-10-35 is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued “FASB ASC 320-10-35,” Recognition and Presentation of Other-Than-Temporary Impairments.  FASB ASC 320-10-35 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to OTTI of equity securities.  FASB ASC 320-10-35 requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  FASB ASC 320-10-35 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a material impact to the Company’s financial statements.

       During May 2009, the FASB issued “FASB ASC 855-10,” Subsequent Events.  FASB ASC 855-10 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 9, 2009. The adoption did not have a material impact on the Company’s financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

     In December 2008, the FASB issued “FASB ASC 715-60,” Employers’ Disclosure about Postretirement Benefit Plan Assets.  FASB ASC 715-60 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.   FASB ASC 715-60 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on change of plan assets when using significant unobseverable inputs, and significant concentrations of risk in the plan assets.  These disclosures are required for fiscal years ending after December 15, 2009.  The Company does not currently offer a defined benefit pension or other postretirement plan and therefore the adoption of this pronouncement will not have a material impact on the Company’s financial statements.

  In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff.   The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations. The Company adopted this presentation during the third quarter of 2009 and no longer refers to specific US GAAP statements within the Company’s financial statements.

In June 2009, the FASB issued “FASB ASC 860-10-05-3,” Accounting for Transfers of Financial Assets.  FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  ASC 860-10-05-3 also expands the disclosure requirements for such transactions.  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on it’s the Company’s financial statements.

In June 2009, the FASB issued “FASB ASC 810-10-05-8,” “Consolidation of Variable Interest Entities.”   This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will now be subject to the other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on the Company’s financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2009	2008
Balance at beginning of period	$92	$85
Provision for doubtful receivables	-	29
Write-offs	(24)	(22)
Balance at end of period	$68	$92

INVENTORIES

The Company recorded an adjustment of $44 and $0 during the nine months ended September 30, 2009 and 2008, respectively, to reduce inventory values to the lower of cost or market.

	September 30,	December 31,
	2009	2008
Finished goods	$183	$355
Work-in-process	24	107
Total inventories	$207	$462

PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2009	2008
Leased equipment	$381	$381
Equipment	1,373	1,315
Leasehold improvements	166	332
Demonstration equipment	151	151
Purchased software	643	532
Furniture and fixtures	562	614
Total property and equipment	$3,276	$3,325
Less: accumulated depreciation and amortization	(1,862)	(1,407)
Net property and equipment	$1,414	$1,918

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

DEFERRED REVENUE

	September 30,	December 31,
	2009	2008
Deferred software maintenance	$76	$46
Customer deposits and deferred project revenue	163	135
Total deferred revenue	$239	$181

ACCRUED LIABILITIES

	September 30,	December 31,
	2009	2008
Compensation	$347	$720
Accrued remaining lease obligations	-	142
Accrued rent	75	84
Sales tax and other	76	121
Total accrued liabilities	$498	$1,067

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain (loss) on investments. Comprehensive loss for the three and nine months ended September 30, 2009 and 2008, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(2,471)	$(4,635)	$(8,029)	$(13,792)
Unrealized gain (loss) on investments	-	(107)	-	(242)
Foreign currency translation gain (loss)	46	(6)	27	(11)
Total comprehensive loss	$(2,425)	$(4,748)	$(8,002)	$(14,045)

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	June 30,
	2009	2008
Non-cash investing and financing activities
Cash paid for:
Interest	$5	$19
Effects of foreign currency exchange rate changes on cash	(66)	(18)
Collateral received for note receivable	-	1,937

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with FASB ASC 320-10-25.  Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial during the first nine months of 2009 and 2008.

As of September 30, 2009 and December 31, 2008, cash equivalents and available-for-sale marketable securities consisted of the following:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

	September 30, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$5,050	$-	$-	$5,050
Total included in cash and cash equivalents	5,050	-	-	5,050

Total available-for-sale securities	$5,050	$-	$-	$5,050

	December 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$4,344	$-	$-	$4,344
Total included in cash and cash equivalents	4,344	-	-	4,344

Government and agency securities - maturing 2009	8,296	7	(2)	8,301
Total included in marketable securities	8,296	7	(2)	8,301

Total available-for-sale securities	$12,640	$7	$(2)	$12,645

The Company measures certain financial assets, including cash equivalents and available-for-sale marketable securities at fair value on a recurring basis.  In accordance with FASB ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value.  The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at September 30, 2009 includes funds held in a commercial paper sweep account totaling $5,050, which are included in cash and cash equivalents and considered available for sale in the consolidated balance sheet.  The Level 1 category at December 31, 2008 includes money market funds of $4,344, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $8,301, which are included in marketable securities and considered as available for sale in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At September 30, 2009 and December 31, 2008, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At September 30, 2009 and December 31, 2008, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available for sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of September 30, 2009 and December 31, 2008.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

NOTE 4: INTANGIBLE ASSETS

The Company recorded amortization of acquisition-related intangibles expense of $0 and $132 for the three months ended September 30, 2009 and 2008, respectively, and $0 and $416 for the nine months ended September 30, 2009 and 2008, respectively.

In the fourth quarter of 2008, the Company recorded a charge for the impairment of assets related to the 2007 acquisition of McGill Digital Solutions.  The Company reviews the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with “FASB ASC 350-10-S35.”  FASB ASC 350-10-S35, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1,265 of net book value of these intangible assets.  The carrying value of the intangible assets was $0 after the impairment loss was recorded in December 2008.

NOTE 5: CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year.

Other information relating to the capital lease equipment is as follows:

	September 30,	December 31,
	2009	2008

Cost	$381	$381
Less: accumulated amortization	(372)	(328)
Total	$9	$53

Amortization expense for capital lease assets was $12 and $17 for the three months ended September 30, 2009 and 2008, respectively, and $44 and $50 for the nine months ended September 30, 2009 and 2008, respectively, and is included in depreciation expense.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19,000 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. The lease requires the Company to maintain a letter-of-credit as collateral which shall be released on the earlier of: (i) January 1, 2011; or (ii) after the thirty-first (31st) month of the term if the Company’s earnings before interest taxes, depreciation and amortization is $4,000 or higher on a ten percent profit margin.   The amount of the letter-of-credit as of September 30, 2009 was $328.   In addition, the Company leases office space of approximately 10,000 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $112 and $120 for the three months ended September 30, 2009 and 2008, respectively, and $307 and $357 for the nine months ended September 30, 2009 and 2008, respectively.

Future minimum lease payments for operating leases are as follows:

At September 30, 2009	Lease Obligations
2009	$80
2010	262
2011	254
2012	250
2013	73
Thereafter	29
Total future minimum obligations	$948

Litigation

The Company was not party to any material legal proceedings as of November 5, 2009.

NOTE 7: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Expense Information under SFAS 123R

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation costs included in:
Cost of sales	$3	$31	$(1)	$31
Sales and marketing expenses	75	52	251	148
Research and development expenses	8	33	32	71
General and administrative expenses	66	85	240	652
Total stock-based compensation expenses	$152	$201	$522	$902

At September 30, 2009, there was approximately $942 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next three years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

Valuation Information under SFAS 123R

For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $1.94 and $3.12 per share for the three months ended September 30, 2009 and 2008, respectively. These values were calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected life	3.25 years	3.75 years	3.25 years	3.75 years
Dividend yield	0%	0%	0%	0%
Expected volatility	105.6%	98.4%	98 to 105.6%	98.4%
Risk-free interest rate	1.7%	2.5%	1.3 to 1.6%	2.5 to 3.0%

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

      During the second quarter of 2009, the Company issued a restricted stock award of 25,000 and a stock bonus of 5,000 shares to an employee.  The vesting condition of the restricted stock includes continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009.  The fair value of the shares was based on the closing market price on the date of grant.  The fair market value of the grant totaled $66, of which $35 was recognized as stock compensation expense during the first nine months of 2009 as reflected in the stock-based compensation table above.  The remaining stock compensation expense will be recognized on straight-line basis over the remaining seven month restriction period.

     Stock options for the purchase of 399,000 shares of common stock and warrants for the purchase of  284,000 shares of common stock were cancelled or expired during the first nine months of 2009.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300,000 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 143,573 in the year ended December 31, 2008.  For the six month plan period ended June 30, 2009, the associates purchased a total of 63,057 shares under the plan.  The Company had a total of 93,370 shares remaining available for issuance under the plan as of September 30, 2009.

Employee Benefit Plan

In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

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

Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

United States	$868	$1,817	$3,059	$4,704
Canada	5	133	122	772
Other International	203	-	291	4
Total Sales	$1,076	$1,950	$3,472	$5,480

Geographic segments of property and equipment are as follows:

	September 30,	December 31,
	2009	2008
Property and equipment, net:
United States	$1,059	$1,399
Canada	355	519
Total	$1,414	$1,918

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2009	2008	2009	2008
KFC (Corporation & Franchisees)	*	23%	14%	21%
Chrysler (BBDO Detroit/Windsor)	16%	17%	13%	33%
Aramark	19%	*	*	*
Dimensional Innovations, Inc.	*	27%	*	*
Minnesota Wild	15%	*	*	*
Reuters Ltd.	15%	*	16%	*
	65%	67%	43%	54%
____________
*	Sales to this customer were less than 10% of total sales for the period reported.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2009 and 2008, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	September 30,
Customer	2009	2008
Chrysler (BBDO Detroit/Windsor)	21%	18%
Dimensional Innovations, Inc.	*	22%
KFC	13%	20%
Aramark	20%	*
Minnesota Wild	13%	*
	67%	60%

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(All dollars in thousands, except share information, unaudited)

The following table provides financial information on the employee severance expense and remaining accrued balance at September 30, 2009:

	Accrual			Accrual
	December 31,	Net		September 30,
	2008	Additions	Payments	2009

Employee severance expense	$582	$447	$(901)	$128

NOTE 10: Subsequent Event

The Company has evaluated subsequent events through the time of filing these financial statements and identified an event which provided evidence of a change to its liquidity and capital resources condition that did not exist at the date of the balance sheet but arose after that date. On November 4, 2009, the Company entered into agreements to sell approximately $6,661 of its common stock in a registered direct offering pursuant to the Company's existing shelf registration statement (File No. 333-161700), which was declared effective by the Securities and Exchange Commission on September 29, 2009.  On November 9, 2009, the Company issued 2,297,000 shares of common stock at $2.90 per share pursuant to these agreements and obtained net proceeds of approximately $6,045, which it plans to use for general corporate purposes, including working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in our “Cautionary Statement” filed as an exhibit hereto..

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

Significant Accounting Policies and Estimates

     A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes to these accounting policies during the first nine months of 2009.

Results of Operations

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information ($000):

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
Sales	$1,076	100%	$1,950	100%	$(874)	(45%)
Cost of sales	714	66%	1,848	95%	(1,134)	(61%)
Gross profit (exclusive of depreciation and amortization shown separately below)	362	34%	102	5%	260	255%
Sales and marketing expenses	563	52%	927	48%	(364)	(39%)
Research and development expenses	690	64%	793	41%	(103)	(13%)
General and administrative expenses	1,396	130%	2,838	146%	(1,442)	(51%)
Depreciation and amortization expense	191	18%	296	15%	(105)	(36%)
Total operating expenses	2,840	264%	4,854	249%	(2,014)	(42%)
Operating loss	(2,478)	(230%)	(4,752)	(244%)	(2,274)	(48%)
Other income (expenses):
Interest expense	(1)	(0%)	(5)	(0%)	(4)	(80%)
Interest and other income	8	1%	122	6%	(114)	(93%)
Total other income (expense)	7	1%	117	6%	(110)	(94%)
Net loss	$(2,471)	(230%)	$(4,635)	(238%)	$(2,164)	(47%)

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
United States	$868	81%	$1,817	93%	$(949)	(52%)
Canada	5	1%	133	7%	(128)	(96%)
Other International	203	19%	-	-	203	100%
Total Sales	$1,076	100%	$1,950	100%	$(874)	(45%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
Sales	$3,472	100%	$5,480	100%	$(2,008)	(37%)
Cost of sales	2,617	75%	4,917	90%	(2,300)	(47%)
Gross profit (exclusive of depreciation and amortization shown separately below)	855	25%	563	10%	292	52%
Sales and marketing expenses	1,997	58%	3,257	59%	(1,260)	(39%)
Research and development expenses	1,629	47%	1,837	34%	(208)	(11%)
General and administrative expenses	4,736	136%	8,917	163%	(4,181)	(47%)
Depreciation and amortization expense	583	17%	884	16%	(301)	(34%)
Total operating expenses	8,945	258%	14,895	272%	(5,950)	(40%)
Operating loss	(8,090)	(233%)	(14,332)	(262%)	(6,242)	(44%)
Other income (expenses):
Interest expense	(6)	(0%)	(18)	(0%)	(12)	(67%)
Interest and other income	67	2%	558	10%	(491)	(88%)
Total other income (expense)	61	2%	540	10%	(479)	(89%)
Net loss	$(8,029)	(231%)	$(13,792)	(252%)	$(5,763)	(42%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2009	sales	2008	sales	(Decrease)	(Decrease)
United States	$3,059	88%	$4,704	86%	$(1,645)	(35%)
Canada	122	4%	772	14%	(650)	(84%)
Other International	291	8%	4	0%	287	7175%
Total Sales	$3,472	100%	$5,480	100%	$(2,008)	(37%)

Sales

Our sales totaled $1,076 for the three months ended September 30, 2009, compared to $1,950 for the same period in the prior year, a decrease of $874 or 45%.  The year-over-year decline in revenue was primarily attributable to the lower levels of revenue generated from a slowly recovering automotive industry and limited deployment of digital menu boards for quick serve restaurants.  During the third quarter of 2009, we recognized $170 of revenue from Chrysler LLC and BBDO (Detroit/Windsor), which is an advertising agent for Chrysler, and $72 from KFC, compared to $337 and $446 for the same period in the prior year, respectively.  The balance of the decline in revenue was due to a software order we received from Dimensional Innovations totaling $518 during the three months ended September 30, 2008 compared to $0 for the current quarter. Our revenues for the first nine months of 2009 totaled $3,472 compared to $5,480 for the same period in the prior year, a decrease of $2,008 or 37%.  The additional decline in revenue when comparing the first nine months of 2009 to 2008 was primarily due to lower hardware sales as certain customers are choosing to contract directly with our display suppliers, thus resulting in lower hardware sales. During the first nine months of 2009 we recognized $1,244 of hardware sales compared to $1,998 for the same period in the prior year, representing a decline of $754 or 38%.  In addition to the lower levels of sales to the automotive industry referred to above, the Company also had fewer digital menu board store deployments for KFC during the first nine months of 2009, when compared to the same period in the prior year.  Revenue generated outside of the U.S. and Canada increased $287 during the first nine months of 2009 when compared to the same period in the prior year as a result of an increase in sales with Thomson Reuters.  Due to the current recession, we are not able to predict or forecast our future revenues with any degree of precision at this time.

Cost of Sales

     Our cost of sales decreased 61% or $1,134 to $714 for the three months ended September 30, 2009 compared to the same period in the prior year. Cost of sales for the first nine months of 2009 totaled $2,617 compared to $4,917 for the same period in the prior year.  The decrease in cost of sales for both periods was due to the lower levels of hardware and service sales and also a reduction in compensation and related employee costs due to the workforce reductions taken in the third and fourth quarter of 2008 to better match our infrastructure and expenses with sales levels and current client projects.

Operating Expenses

     Our operating expenses decreased 42% or $2,014 to $2,840 for the three months ended September 30, 2009 compared to the same period in the prior year.  Operating costs for the first nine months of 2009 totaled $8,945 compared to $14,895 for the same period in the prior year.

     Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses were lower by $364 and $1,260 in the third quarter and first nine months of 2009, respectively, when compared to the same periods in the prior year.  The 39% and 39% declines, respectively, related to a decrease in compensation and benefits, along with lower travel related expenses, as a result of the workforce reductions taken in the third and fourth quarter of 2008. In addition, we reduced the level of spending related to tradeshows and other marketing initiatives in the first nine months of 2009 when compared to the same period in the prior year.  Compensation and benefits, including stock compensation expense totaled $452 and $1,380 for the third quarter and first nine months of 2009, respectively, compared to $636 and $1,795 for the same periods in the prior year.  Travel expenses were $50 and $158 for the third quarter and first nine months of 2009, respectively, compared to $75 and $396 for the same periods in the prior year.  Tradeshows and other marketing initiatives during the third quarter and first nine months of 2009 totaled $49 and $412, respectively, compared to $197 and $962 during the same periods in the prior year.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any increased revenues and associated commissions may offset any future reduction in marketing expenditures.

     Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses were lower by $103 and $208 in the third quarter and first nine months of 2009, respectively, when compared to the same periods in the prior year. The 13% and 11% declines, respectively, were primarily the result of lower compensation and benefits expenses.  We remain committed to continuously enhancing our RoninCast® software which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to emerge.    We currently expect our research and development expenses to remain at similar levels experienced during the third quarter of 2009 for the balance of fiscal 2009.

     General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses were lower by $1,442 and $4,181 in the third quarter and first nine months of 2009, respectively, compared to the same periods in the prior year.  The 51% and 47% declines, respectively, were primarily the result of a decrease in compensation and benefits, along with contractor costs as a result of the workforce reductions taken in the third and fourth quarter of 2008, along with other staff reductions taken primarily during the first half of 2009. Total compensation to employees and contractors, including benefits and stock compensation expense totaled $862 and $3,009 for the third quarter and first nine months of 2009, respectively, compared to $1,773 and $5,866 for the same periods in the prior year.  In addition to the reduction attributable to the workforce reductions taken in 2008, our stock compensation expense decreased $380 during the first nine months of 2009 when compared to the prior year period.    Professional fees paid to outside legal and accounting firms also decreased for both periods presented.  During the third quarter and first nine months of 2009 our fees paid to outside consultants totaled $109 and $417, respectively, compared to $356 and $1,033 for the same periods in the prior year. The remaining decreases were due to an across-the-board reduction in almost all expense categories as a result of better aligning our expenses with the lower levels of revenue.

     Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets, was also lower by $105 and $301 in the third quarter and first nine months of 2009, respectively, when compared to the same periods in the prior year.  These declines were primarily the result of recording an impairment charge during the fourth quarter of 2008 for the remaining value of our acquisition-related intangible assets.

     We will continue to monitor our operating expenses in relationship to our revenue levels and make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.

Interest Expense

     Interest expense decreased to $6 from $18 during the first nine months of 2009 compared to the same period in the prior year. The decrease was the result of reduced debt balances under our capital leases.

Interest Income

     Interest income was lower by $59 and $436 in the third quarter and first nine months of 2009, respectively, when compared to the same periods in the prior year. The decreases in interest income were due to significantly lower cash balances and a lower realized interest rate yield on our investments during the 2009 periods compared to the same periods in the prior year.   Our average cash, cash equivalents and marketable securities during the first nine months of 2009 was $10,360 with an average annual yield of 0.65% compared to $23,803 with an average annual yield of 2.34% for the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2009, we had an accumulated deficit of $72,241. The cash flow used in operating activities was $6,395 and $11,252 for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash used in operations was primarily due to a reduction in our net loss during the first nine months of 2009 compared to the same period in 2008.  Cash provided by changes in our working capital accounts were positive for both periods presented, which for the first nine months of 2009 and 2008 totaled $533 and $761, respectively.  Cash generated from changes to our working capital asset accounts, which includes accounts receivable, inventory and prepaid and other assets during the first nine months of 2009, totaled $1,142.  This increase was a result of a sequential decline in our revenues from the first quarter to the third quarter of 2009.  This compares to a net increase for the first nine months of 2008 in these accounts of $584 primarily as a result of a significant level of uncompleted projects included in inventory as of September 30, 2008.  The decline in asset accounts for the nine month period ended September 30, 2009 was partially offset by lower liability and deferred revenue accounts which totaled $609.  Our accrued liabilities declined $524 during the first nine months of 2009 primarily as a result of continued severance payments made to the former CEO and CFO.  The increase in asset accounts for the nine month period ended September 30, 2008 was partially offset by higher liability and deferred revenue accounts which totaled $1,345.  Of this amount, $646 related to an increase in accrued expenses as a result of recording a severance accrual in the second and third quarter of 2008 which totaled $639. The remaining increase was due to higher levels of accounts payable and deferred revenue as a result of an increase in uncompleted projects for both Chrysler LLC and KFC at the end of September 2008.

Investing Activities

     Net cash provided by investing activities was $8,178 and $6,834 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in cash provided by investing activities was due to net sales of marketable securities of $8,301 during the nine months of 2009 compared to $7,719 for the same period in prior year, partially offset by purchases of capital equipment of $123 during the first nine months of 2009 compared to $885 for the same period in the prior year. We currently anticipate our capital expenditures to remain at a similar level to that experienced during the first nine months of 2009 for the balance of year; however, if the Company’s hosting revenues were to significantly increase, there could be a need to make additional capital equipment investments to support our network operation center. During the second quarter 2009 we moved our investments held in marketable securities as they matured into a commercial paper sweep account with US Bank Corp which currently carries an A-1 P-1 rating.

Financing Activities

     Net cash provided by financing activities was $114 and $471 for the first nine months of 2009 and 2008, respectively.  Cash generated from the exercise of stock options, warrants and shares issued through our associate stock purchase plan totaled $98 and $553 for the first nine months of 2009 and 2008, respectively. In addition, the amount of restricted cash declined $72 during the first nine months of 2009.  These amounts were partially offset by principal payments made on various capital leases due to expire during 2009.

     We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.    Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offering we closed on November 9, 2009 (see "Subsequent Event" below), will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly. We may need additional funding in the future. Necessary funding may not be available on terms that are favorable to the company, if at all.

Contractual Obligations

     Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our current levels of operations, infrastructure and personnel for the remainder of fiscal 2009.

Operating and Capital Leases

     At September 30, 2009, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19,000 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of September 30, 2009 and the time frame within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Lease Obligations (including interest)	$15	$15	$-	$-	$-
Operating Lease Obligations	948	269	613	66	-
Total	$963	$284	$613	$66	$-

Based on our working capital position at September 30, 2009, we believe we have sufficient working capital to meet our current obligations.

Subsequent Event

    On November 4, 2009, we entered into agreements to sell approximately $6,661 of our common stock in a registered direct offering pursuant to our existing shelf registration statement (File No. 333-161700), which was declared effective by the Securities and Exchange Commission on September 29, 2009.  On November 9, 2009, we issued 2,297,000 shares of common stock at $2.90 per share pursuant to these agreements and obtained net proceeds of approximately $6,045, which we plan to use for general corporate purposes, including working capital.

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

     We currently have outstanding approximately $15 of capital lease obligations at a fixed interest rate. We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

     Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial for the three and nine months ended September 30, 2009.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We were not party to any material legal proceedings as of November 5, 2009.

Item 1A. Risk Factors

     The discussion of our business and operations should be read together with the risk factors set forth herein and in our  “Cautionary Statement”  attached hereto.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

    On November 4, 2009, we entered into agreements to sell approximately $6,661 of our common stock in a registered direct offering pursuant to our existing shelf registration statement (File No. 333-161700), which was declared effective by the Securities and Exchange Commission on September 29, 2009.  On November 9, 2009, we issued 2,297,000 shares of common stock at $2.90 per share pursuant to these agreements and obtained net proceeds of approximately $6,045, which we plan to use for general corporate purposes, including working capital.

 Item 6. Exhibits

     See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date:  November 9, 2009                                                                           By: /s/ Darin P. McAreavey
Darin P. McAreavey
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our
Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre-Effective Amendment No. 1 to our
Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009
(incorporated by reference to ourQuarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.2	Form of Subscription Agreement from Registered Direct Common Stock Offering (incorporated by reference to our
Current Report on Form 8-K filed on November 5, 2009 (File No. 001-33169)).

10.3	Placement Agency Agreement between the Registrant, Feltl and Company, Inc. and Barrington Research Associates, Inc., dated November 4, 2009
(incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 001-33169))

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99	Cautionary Statement.

31