Form 10-K
period 2009-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2010-03-26
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33169

Wireless Ronin Technologies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒  No ☐

    Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐   (Do not check if a smaller reporting company)  Smaller reporting company  ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  ☐ Yes  ☒ No

    The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2009, was approximately $27,022,390, based upon the last sale price of one share on such date.

    As of March 26, 2010, the issuer had outstanding 17,700,249 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

  i

PART I

ITEM 1	BUSINESS

Overview

Wireless Ronin Technologies, Inc. (“RNIN”, “we”, “our” and “us”) is a Minnesota corporation incorporated on March 23, 2000. We provide dynamic digital signage software and service solutions targeting specific retail and service markets. Through a suite of software applications marketed as RoninCast®, we provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows us to develop custom solutions for specific customer applications.

In August 2007, we acquired privately held McGill Digital Solutions, Inc. (now known as Wireless Ronin Technologies (Canada), Inc. (“RNIN Canada”)).  Based in Windsor, Ontario Canada, RNIN Canada provides custom interactive software solutions, content engineering / creative services, and is home to our automotive business development team.  Through e-learning and e-marketing RNIN Canada develops the competencies and knowledge of the people who most influence product sales – sales associates and their customers.

Business Strategy

Our objective is to be the premier provider of dynamic digital signage systems to customers in our targeted retail and service markets. To achieve this objective, we intend to pursue the following strategies:

Focus on Vertical Markets.  Our direct sales force focuses primarily on the following vertical market segments: (1) automotive, (2) food service, which includes quick serve restaurant (“QSR”), fast casual and managed food services, and (3) branded retail.  Within retail, we focus on branded services with bricks and mortar locations, and “consumer goods manufacturers,” such as brands being carried within a retail environment. To attract and influence customers, all three of these key vertical markets continue to seek new mediums that provide greater flexibility and visual impact in displaying content. We focus on markets in which we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

Leverage Strategic Relationships.  We seek to develop and leverage relationships with market participants, such as hardware manufacturers, to integrate complementary technologies with our solutions. We believe that such strategic relationships will enable access to emerging new technologies and standards and increase our market presence.  Our outreach also includes business development strategic alliances with agencies, hardware, fixturing and signage companies, architects and individuals who can generate additional interest and opportunity in our key vertical markets.

Market and Brand Our Products and Services Effectively.  Our key marketing objective is to establish RoninCast® dynamic digital signage as an industry standard.  Our marketing initiatives convey the distinguishing and proprietary features of our products, including wireless networking, centralized content management and custom software solutions.

Our strategy has included establishing a presence at key industry trade shows, such as NRF (National Retail Federation), NADA (National Auto Dealers Association), and DSE/ITE (Digital Signage Expo/ Interactive Technology Expo).  NRF is the retail industry’s largest trade show.  NADA is a tradeshow for the automobile industry bringing together hundreds of companies displaying the industry’s newest innovations featuring the latest technology, products and services.  DSE/ITE, a trade show dedicated solely to digital signage products, attracts attendees from a variety of markets, including retail, food service, hospitality, education and public spaces.

 We also participate in the International Retail Design Conference (IRDC), Fast Casual Executive Summit, and Dine America. IRDC is the premier educational and networking event for the store design and merchandising community, drawing speakers and attendees from throughout the U.S. and abroad. Fast Casual Executive Summit is a gathering that brings together a select group of top executives from the fast casual industry for networking, workgroup sessions and an exchange of ideas and innovations on the industry’s top strategic issues. Dine America is a food service conference for industry executives to exchange ideas and participate in networking events and educational sessions. In addition, we take advantage of speaking opportunities at GlobalShop and publishing of a number of industry white papers to support our position in the digital signage market/industry.

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

Create Content Solutions.  We continue to expand our strategic planning, creative design and content engineering abilities.  Our creative team develops strategies for both internal and external initiatives. We continue to produce award-winning work both for our clients and for our own use. In 2009, a majority of our marketing and sales material was created in-house.

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

So what is digital signage? The simplest example is a flat-panel screen, often evident in retail stores, food services, casinos, banks/financial institutions, education and hospitality environments that digitally feature a mix of promotions, advertisements and entertainment.

Growth of Digital Signage.  We believe there are four primary drivers to the growth of digital signage:

●
Changes in the advertising landscape.  Media expenditures since the 1950s have gone primarily to television, followed by newspapers, magazines and commercial radio. But this 50-year trend has now realized its apex, with generational declines in consumption among Gen X and Gen Y. A February 12, 2007 article in Media Week states that where we used to have only web-portals and sites, we now have Voice Over Internet Protocal (“VOIP”) telephony, digital signage and mobile media. The “descending triangle” of traditional media is being displaced by the “ascending triangle” of Internet-enabled media, composed of web-based media, e-mail, mobile media and digital-signage media. The Internet is now blending with out-of-home networked media to form this rapidly integrated media cluster, which is displacing the descending media triangle of television, print, and commercial radio.

●
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

●
Decreasing hardware costs associated with digital signage.  The high cost of monitors and media players has been an obstacle of digital signage implementation for a number of years. The price of digital display panels and media players has been falling due to increases in component supplies and manufacturing capacity. As a result, we believe that hardware costs are likely to continue to decrease, resulting in continued growth in this market.

●
Compliance and effectiveness issues with traditional point-of-purchase signage.  Our review of the current market indicates that most retailers go through a tedious process to produce traditional static point-of-purchase and in-store signage. They create artwork, send such artwork to a printing company, go through a proof and approval process and then ship the artwork to each store. According to an article appearing in The Retail Bulletin (February 19, 2006), it is estimated that less than 50% of all static in-store signage programs are completely implemented once they are delivered to stores. We believe our signage solution can enable prompt and effective implementation of retailer signage programs, thus significantly improving compliance and effectiveness. We believe calorie information compliance rules, as seen in New York and other states, along with pending national legislation requiring restaurants with at least 15 locations in a chain to prominently display calorie information in-store, represent an additional opportunity within the digital signage industry.

The RoninCast® Solution

RoninCast® solutions offer a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. For example, we designed Chrysler’s iShowroom which launched in the fourth quarter of 2009 in both a desktop version and an interactive touch screen kiosk for auto shoppers at Chrysler dealerships.

RoninCast® software enables us to deliver a turn-key solution that includes project planning, innovative design services, network deployment, software training, equipment, hardware configuration, content engineering/development, implementation, maintenance, 24/7 help desk support and a full-service network operations center, or NOC.

Our software manages, schedules, and delivers dynamic digital content over wired or wireless networks. Our solution integrates proprietary software components and delivers content over proprietary communication protocols.

RoninCast® is an enterprise, web-based or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign.

RNIN offers a full service network operations center, manned 24/7, in Minnetonka, Minnesota, supported by a redundant center in Des Moines, Iowa. Our operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. The servers in both locations communicate in real-time with the devices deployed at our customer locations.

Features and benefits of the RoninCast® system include:

•
Centrally Controlled or Various Levels of Network Access.  RoninCast® software empowers the end-user to distribute content from one central location or pre-assign various levels of password-protected access. As a result, real-time marketing decisions can be managed in-house by a single individual or by pre-designated content; ensuring retailers’ communication with customers is executed system-wide at the right time and the right place. Our content management software recognizes the receipt of new content, displays the content, and reports back to the central location(s) that the media player is working properly.

•
Secure Wireless or Wired Delivery. RoninCast® software can distribute content within an installation that is wired (Ethernet connection) or wireless. RoninCast® software is compatible with current wireless networking technology and does not require additional capacity within an existing network. RoninCast® software uses Wireless Local Area Network (“WLAN”) or wireless data connections to establish connectivity. By installing or using an existing onsite WLAN, the RoninCast® digital signage solution can be incorporated throughout the venue without any environmental network cabling. We also offer our cellular communications solution for off-site signage where WLAN is not in use or practical.

•
Ease and Speed of Message Delivery.  Changing market developments or events can be quickly incorporated into our system. The end-user may create entire content distributions on a daily, weekly or monthly basis. Furthermore, the system allows the end-user to interject quick daily updates to feature new or overstocked items and then automatically return to the previous content schedule.

•
Content Playback and Reporting/Data Collection. RoninCast® software provides users the ability to retrieve play logs from media players to review what has played for invoicing and advertising management.  In addition, through interactive touch screen technology, RoninCast® software can capture user data and information. This information can provide feedback to both the customer and the marketer. The ability to track customer interaction and data mine user profiles, in a non-obtrusive manner, can provide our customers feedback that would otherwise be difficult to gather.

•
Integrated Applications.  RoninCast® software can integrate digital signage with other applications and databases including point-of-sale.  RoninCast® software is able to use a database feed to change the content or marketing message, making it possible for our customers to deliver targeted messages. Data feeds can be available either internally within a business or externally through the Internet. For example, our customers can specify variable criteria or conditions which RoninCast® software will analyze, delivering marketing content relevant to the changing environment.  This data can come from a myriad of sources, such as point-of-sale systems in a retail store or a slot-machine manager in a casino.

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

Industry Recognition

In February 2009, we were awarded two Apex Awards for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE):  Interactive Innovation for Sprint “Sprint Experience” at the Lucas Oil Stadium and Technology Innovation in Finance/Banking for Thomson Reuters “InfoPoint”.  DSE/ITE is a leading industry show dedicated to digital signage and interactive technology.

In 2009, the Windsor-Essex (Canada) Regional Chamber of Commerce presented Wireless Ronin with the 2009 Business Excellence Product Innovation Award for work done in the automotive market with the launch and rollout of RoninCast® for Automotive. This Annual Business Excellence Award program recognizes the achievements of businesses and people in the Windsor and Essex County and the contributions they make to economic growth.

Our Markets

We generate revenue through system sales, license fees and separate service fees for consulting, hosting, training, content development and implementation services, and for ongoing customer support and maintenance. We currently market and sell our software and service solutions through our direct sales force. Select strategic partnerships and business alliances also drive business to the company through a highly targeted business development initiative.

We market to companies that seek interactive touch screen solutions, service menu boards, and non-touch digital signage. We target companies that deploy point-of-purchase advertising or visual display systems and whose business model incorporates marketing, advertising, infotainment or delivery of messages. Typical applications are retail and service business locations that depend on traditional static point-of-purchase advertising. We believe that any retail businesses promoting a brand or advertisers seeking to reach consumers at public venues are also potential customers. We believe that our primary vertical market segments for digital signage include:

Automotive. RoninCast® for Automotive delivers relevant content to all areas of a dealership and to special events like auto shows. It includes pre-built automotive design templates and content along with our Automotive Content Management System and Dealer Ad Planner tools. Interactive touch screens deliver detailed product information that informs and educates customers and employees alike.

Food Service. QSR (Quick Serve Restaurant), Fast Casual, and Managed Food Services. The use of menu boards and promotional boards both in-store and in the drive-through allow restaurants to address the unique challenges of the industry, allowing for immediate compliance, the ability to quickly update pricing, and highlight new items.

Branded Retail.  Digital signage allows retailers to set promotions to fit various demographics of customers and their respective shopping patterns and cycles, and to offer services that more effectively compete with online retailers.  Digital signage also effectively addresses retailers’ challenge of point-of-purchase compliance.

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition of RNIN Canada from 99 clients at the end of 2007 to over 200 clients at the end of 2009.  Detail on key customers is as follows:
•
ARAMARK –We have worked with ARAMARK since April of 2008.  ARAMARK provides managed food service for thousands of locations in 10 verticals worldwide.  We have been engaged by the Higher Education division to support menu boards and touch screens on university campuses, which included the  launch of its Burger Studio brand in 2009.  We are currently expanding our services into elementary and secondary schools.  In 2009, ARAMARK continued its expansion of its Digital Media Network using RoninCast® software to its business units: Higher Education, Health Care, Business Dining Services, K-12 Education and Sports and Entertainment.  ARAMARK has promoted the network internally at  national meetings for various business units, as well as through a direct campaign to local managers.  We currently provide all aspects of the related digital signage needs, including hosting and content, though as ARAMARK expands it may take a larger role in content creation as well as potentially hosting its own solution.   Sales to ARAMARK represented 21.7% and 3.2% of our total sales in 2009 and 2008, respectively.

•
Thomson Reuters –In June 2007, we entered into a master services agreement with Reuters Limited to manage and maintain Reuter’s InfoPoint network at digital signage locations in and outside the United States. We supply a complete solution to Thomson Reuters including hardware, software and hosting.  The InfoPoint network is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. The network is designed for public spaces, lobbies, waiting areas and walkways.  Reuters is the world’s largest international multimedia news agency, providing investing news, world news, business news, technology news, headline news and small business news via the internet, video, mobile and interactive television platforms.  We continued to expand the number of InfoPoint digital signage locations in 2009.  As of December 31, 2009, we provided hosting and support services to 286 locations for this customer.  We provide system support to Reuters’ network on a 24-hour per day, 7-day per week and 365 days per year basis.  Sales to Thomson Reuters represented 15.8% and 2.5% of total sales in 2009 and 2008, respectively.

•
Chrysler (BBDO Detroit/Windsor) — RNIN Canada has been working with Chrysler over the past nine years, which includes providing digital content creation services, e-learning tools and a data-driven touch screen kiosk program.  The initial touch screen kiosk program used throughout Chrysler’s dealer network was called the Chrysler Vehicle Information Centre.    We have been working with Chrysler over the past two years developing a next generation system called iShowroom.  We currently have an agreement with Chrysler to provide ongoing services as part of this program. Chrysler launched the web- based version of this application in 2009 to all of its U.S. dealerships.  All of these dealerships now have access to this application on their desktop and is currently being used as a tool to gain product information and also as an aid in the selling process.  We also provide an interactive kiosk touch screen version of iShowroom and jointly market this with Chrysler to its entire U.S.-based dealer network.  Sales to Chrysler, through BBDO Detroit/Windsor, represented 14.3% and 31.8% of total sales in 2009 and 2008, respectively.

•
YUM/KFC – In December 2007, Wireless Ronin entered into an information technology products and services master terms and conditions agreement with YUM Restaurant Services Group, Inc. (“YUM”).  That agreement established standard terms and conditions pursuant to which we may provide goods and services to YUM’s commonly owned affiliates such as Taco Bell Corp., Pizza Hut, Inc., KFC U.S. Properties, Inc., Long John Silver’s, Inc., and A&W Restaurants, Inc.  We continued to expand our relationship with KFC and YUM in 2009, which now includes over 180 locations across five countries. Las Vegas, Austin, Oklahoma City and Louisville are now 100% digital.  We are also deploying a custom content management web-portal for KFC corporate and its franchisee operators, which allows for the online management of content, day-parting and monthly scheduling of the digital menu boards.   We expect to continue to provide overall monitoring and maintenance of the network through our network operation center, or NOC.  Sales to KFC represented 10.1% and 17.9% in 2009 and 2008, respectively.

NEC Reseller Agreement

    In 2009, we entered into an agreement with NEC Display Solutions of America, or NEC, pursuant to which NEC became an authorized reseller of RoninCast® software.  NEC is currently marketing the fully-customized, hosted content management solution to its end-users.  We believe this agreement allows NEC to address specific needs of current and future digital signage customers.  RoninCast® enables NEC to offer a solution for large digital signage networks that require a robust customized solution.  We believe this agreement will also expand our sales reach by extending RoninCast® software into the hands of NEC’s sales personnel across the U.S. and Canada.

Product Description

RoninCast® is an enterprise dynamic digital signage network solution that combines scalable, secure,  web-based or hosted proprietary software with off the shelf or customer owned hardware. This integrated solution creates a network capable of controlling management, scheduling and delivering content from a single location to an entire network.

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

Software Development Kit (SDK) — The SDK is provided so that customers can create their own custom applications that can interface with the RoninCast® network. This provides additional flexibility for customers who wish to create their own look-and-feel.

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

RoninCast® software supports content transfer technologies other than one-to-one connections. One such technology is multicast satellite distribution. This technology is widely used in corporations such as big-box retailers that distribute large quantities of data to many locations.

Often it is not the content itself that needs to be changed, but the information within the content that needs to be changed. If information updates are needed, instead of creating and sending a new content file, RoninCast® software can facilitate the information swap. Through Macromedia Flash and the RoninCast® Database Client, changing content information (instead of the content itself) can be facilitated through mechanisms such as Active Server Pages (ASP, PHP). This reduces updates from mega-bytes to the few bytes required to display a new piece of data (such as a price).

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

Wireless and wired LAN each poses different levels of security exposure. Wireless LAN has the most exposure to potential intruders. However, both can be accessed. In order to create a secure network, we utilize high-level industry-standard wireless LAN equipment and configure it with the highest level of security. When necessary, we work with our customers, analyze their network security and recommend back-end computer security hardware and software that will help make both their network and the RoninCast® network as secure as possible.

RoninCast® also uses a username/password mechanism with four levels of control so that access and functionality can be granted to a variety of users without having to give complete control to everyone. The four levels are separated into root (the highest level of control with complete access to the system), administrators (access that allows management of RoninCast®’s hardware and software), operators (access that allows the management of the media playing), and auditors (access that is simply a “looking glass” that allows the viewing of device status, media playing, etc.). Additionally, in order to facilitate efficient management of access to the system, RoninCast® resolves usernames and passwords with the same servers that already manage a customer’s infrastructure.

Network Operations Center

We offer a full service network operations center (“NOC”), manned 24/7, in Minnetonka, Minnesota, and supported by a redundant center in Des Moines, Iowa. The computers in both locations communicate in real-time with the devices deployed at our customer locations.

Our NOC operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. RoninCast®’s dynamic nature allows our customers to purchase subscriptions at the level of service they desire. Some customers may want us to manage all aspects of their RoninCast® network, whereas other customers may want us to monitor for field issues, but manage the schedules and content themselves.

In addition to normal RoninCast® management, customers can subscribe to dynamic data from the Internet, such as weather or stock quotes. This data is received by our servers and distributed to the desired End-Point Viewers in the field. Multiple language feeds can be supported with only the needed information arriving at each location. Due to the scalability of RoninCast®, each Master Controller Server in the NOC can manage one or many customers.

Our Suppliers

Our principal suppliers include the following:

•	NEC Display Solutions and Synexx for monitors;

•	ASI and NowMicro for computers;

•	Chief Manufacturing, Inc. and Peerless for fixtures; and

•	MTG, TekServe and Field Solutions for installation services.

We have no long-term agreements with any of our suppliers.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider.  We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position.  The digital signage market is subject to rapid technological change including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options.  Client requirements are also evolving rapidly.  To remain successful, we must continually adapt to these and other changes.  We incurred research and development expenses of $2.2 million in 2009, $2.5 million in 2008, and $1.2 million in 2007.

Services

Our services are integral to our ability to provide customers with successful digital signage solutions.  We offer a wide range of services from consulting, project planning, design, content development, training, hosting and implementation services, to ongoing customer support and maintenance. Generally, we charge our customers for services on a fee-for-service basis.

We also offer existing and prospective clients robust and turn-key content creation capabilities.  Our graphic shops in Windsor, Ontario, Canada and Minnetonka, Minnesota are staffed with competent and experienced artists who excel at converting existing assets into appealing digital assets.

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

Hosting: For clients requiring assistance with operating their networks, we offer the service of a Network Operations Center, or NOC, for any network hosting needs.

Maintenance and Support: Our support staff is available 24/7 for assistance with any issue.  Standard maintenance, including software upgrades, is included under the annual maintenance agreement.

Intellectual Property

     As of March 26, 2010, we had received one design patent, filed three U.S. patent applications and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us.

     We currently have U.S. federal trademark registrations for WIRELESS RONIN® and RONIN CAST®, and for RONINCAST and Design®.  RONIN CAST® and RONIN CAST and Design® have been registered in the European Union.  RONIN CAST and Design® is registered in Canada.  We have several trademarks pending action by various patent and trademark offices as described below:

     RONINCAST® and Design (Color Logo) is pending registration in Canada and is registered in the European Union and the U.S.

     The “WR” (Circle Design) is pending registration in Canada and is registered in the U.S.

     COMMUNICATING AT LIFE SPEED™ is registered in Canada and the U.S., and COMMUNICATING AT LIFESPEED™ is registered in the European Union.

     Federal trademark registrations continue indefinitely so long as the trademarks are in use and periodic renewals and other required filings are made.  We review our trademarks and registration requirements with the help of trademark legal counsel and may, from time to time, abandon registered trademarks or file new applications for trademarks if then-current registrations no longer accurately reflect our use of those trademarks.

Competition

We compete with EnQii and Stratacache as digital signage providers.  Within our primary verticals of automotive, food service and retail, our competitors include Broadsign, Scala, Omnivex, Hughes, Texas Digital, c-nario, Harris-Infocaster, Planar/Coolsign and Cisco Systems.  Touch-screen competitors include Netkey and Nanonation. Some or all of our competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.  We believe that our direct sales force, our full service network operations center, our complete digital signage solutions and our brand awareness are the primary factors affecting our competitive position. We also compete with standard advertising media, including print, television and billboards.

Territories

Our company sells products and services primarily throughout North America. In the year ended December 31, 2009, we derived 87% of net sales in the U.S., 3% of net sales in Canada and 10% in other countries, based on the location of the end customer.  For more information, see Note 10 to our Consolidated Financial Statements (“Segment Information and Major Customers”).

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

Employees

We often refer to our employees as associates.  As of March 26, 2010, we had a full-time workforce of 87, of which 75 were employees (associates) and 12  full-time contractors.  Fifty members of our workforce operate out of our headquarters located in Minnetonka, Minnesota.  The others operate out of our office located in Windsor, Ontario, Canada.  Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 26, 2010.  Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office.  There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
James C. Granger	63	President, Chief Executive Officer and Director
Darin P. McAreavey	41	Vice President and Chief Financial Officer
Scott W. Koller	48	Executive Vice President and Chief Operating Officer

James C. Granger has served as our President, Chief Executive Officer and Director since December 2008.  Prior to joining Wireless Ronin, Mr. Granger served as President of Toptech Systems, Inc., a provider of software, hardware and data services.  Prior to Toptech, Mr. Granger was President and Chief Executive Officer and a Director of Norstan Inc., a communications solutions and services company, from November 2000 to February 2004.  Mr. Granger served as Chairman, President and Chief Executive Officer of Digital Biometrics, Inc., now part of L-1 Identity Solutions Inc., a provider of identification information systems that employ biometric technology, from January 1997 to November 2000.  He was President of Access Platform Systems Division at ADC Telecommunications, Inc., a provider of broadband communications network infrastructure products and related services, from 1995 to 1997.  Mr. Granger served as Vice President of Consumer Markets Operations, and before that, as Vice President of Marketing, at Sprint/United Telephone from 1989 to 1995.

Darin P. McAreavey has served as our Vice President and Chief Financial Officer since March 2009.  Mr. McAreavey worked for Xiotech Corporation, a computer storage company, from September 2007 to March 2009 as its Chief Financial Officer.   From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group, a telecom logistics provider, as its Chief Financial Officer.  Mr. McAreavey was the Chief Financial Officer, Executive Vice President and Treasurer for Stellent, Inc., a content management software company, from May 2006 to February 2007 and that company’s Corporate Controller from September 2004 to May 2006.  Mr. McAreavey worked at Computer Network Technology, a provider of storage networking solutions from August 1995 to September 2004 where he held several management-level finance positions including Director of Finance.  From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP.  Mr. McAreavey began his professional career as a Staff Accountant at Eide Helmeke & Co., where he served from July 1991 to November 1993.

Scott W. Koller has served as Executive Vice President and Chief Operating Officer since March 2009. Mr. Koller joined Wireless Ronin in November 2004.  He served as our Senior Vice President of Sales and Marketing from November 2004 through January 2007, our Executive Vice President of Sales and Marketing from February 2007 through October 2008, and our Executive Vice President of Sales and Project Management from October 2008 through March 2009.   From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Inc., a provider of field services for large-scale implementations.  From August 1998 to November 2003, Mr. Koller served in various roles with Walchem Corporation,  a manufacturer of metering pumps and analytical controllers, including the last three years as Vice President of Sales and Marketing. Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.

ITEM 1A	RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement.  The risks we have highlighted below are not the only ones we face.  If any of these events actually occur, our business, financial condition, operating results or cash flow could be negatively affected.  We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Risks Related to Our Business

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of operating losses. We have incurred losses since inception, and we have had only nominal revenue. We may not ever become or remain profitable.

 Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $10.2 million and $20.7 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $74.4 million.

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

Our success will depend to a large extent on broad market acceptance of RoninCast® software and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static signage, unfamiliarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of RoninCast® software and our other products and services by our prospective customers will depend on the following factors:

•	our ability to demonstrate RoninCast® software’s economic and other benefits;

•	our customers becoming comfortable with using RoninCast® software; and

•	the reliability of the RoninCast® software and the hardware comprising our digital signage systems.

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

In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.  As of December 31, 2009, Chrysler (BBDO Detroit/Windsor) accounted for 42% of our total receivables.  In April 2009, Chrysler LLC and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City.  While Chrysler LLC has emerged from bankruptcy and we continue to receive orders, our revenues were significantly impacted in 2009 compared to the prior year (see Note 10 to our Consolidated Financial Statements regarding Segment Information and Major Customers.)  In addition, Chrysler’s advertising agency, BBDO Detroit, closed its office at the end of January 2010.  Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours.  Of the $0.7 million total revenue recognized in 2009 from both Chrysler and BBDO Detroit, approximately 59% was transacted through BBDO Detroit.  We  cannot presently determine what impact Chrysler’s decision to changes its advertising agency may have on any of the existing projects we are currently working on or future opportunities we may have with Chrysler and its affiliates.

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

The integration and operation of an acquired business may disrupt our business and create additional expenses and we may not achieve the anticipated benefits of the acquisition. In the event we elect to expand our business through acquisitions, we cannot assure that such future acquisitions, if pursued and consummated, will be advantageous or profitable.

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

In addition, we may determine to grow through future acquisitions of technologies, products or businesses. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which could contain restrictive covenants. Finally, acquisitions may result in significant amortization expenses related to intangible assets. Such methods of financing could adversely affect our earnings. We cannot assure you that we will be successful in integrating any business acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material effect on our business, operating results and financial condition.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customers may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of a large project. The delay, cancellation or significant reduction in the scope of a large project or a number of projects could have a material adverse effect on our business, operating results and financial condition.

Our prospective customers often take a long time to evaluate our products, with this lengthy and variable sales cycle making it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products because our prospective customers often take significant time to evaluate our products before purchasing them. The period between initial customer contact and a purchase by a customer may be more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2010. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and business alliances. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.   Furthermore, we agreed with the investors in our November 2009 public offering of common stock that, without obtaining the prior consent of investors purchasing a majority of the shares in such offering, and subject to certain exceptions, we would not issue shares of our common stock, or securities exercisable, exchangeable or convertible into our common stock, at a price per share less than $2.90 for a period of 180 days following the closing of such offering.  Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.

Difficulty in developing and maintaining relationships with third party manufacturers, suppliers and service providers could adversely affect our ability to deliver our products and meet our customers’ demands.

We rely on third parties to manufacture and supply parts and components for digital signage systems we provide, and to provide order fulfillment, installation, repair services and technical and customer support. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and meet our customers’ demands and harm our business.

Reductions in hardware costs will likely decrease hardware pricing to our customers and would reduce our per unit revenue.

Our pricing includes a standard percentage markup over our cost of digital signage systems, such as computers and display monitors. As such, any decrease in our costs to acquire such components from third parties will likely be reflected as a decrease in our hardware pricing to our customers. Therefore, reductions in such hardware costs could potentially reduce our revenues.

Because our business model relies upon strategic partners and business alliances, we expect to face risks not faced by companies with only internal sales forces.

We currently sell most of our digital signage systems and software licenses through an internal sales force. We anticipate that strategic partners and business alliances will become a larger part of our sales strategy. We may not, however, be successful in forming relationships with qualified or developing business alliances. If we fail to attract qualified partners or develop business alliances, we may not be able to expand our sales network, which may have an adverse effect on our ability to generate revenue. Our anticipated reliance on strategic partners and business alliances involves several risks, including the following:

•	we may not be able to adequately train our strategic partners and those with which we have business alliances to sell and service our software and services;

•	they may emphasize competitors’ products or decline to promote and sell our software and services;

•	channel conflict may arise between other third parties and/or our internal sales staff; and

•	software to manage content may be given away.

Hardware companies may include digital signage software with functionality similar to RoninCast® as an integrated hardware and software solution, which could have a material adverse effect on our business.

We have provided digital signage content management software to NEC.  Our software development agreement with NEC provided that NEC would own the software that we wrote.  NEC intends to bundle this software with hardware that they sell to their digital signage customers.  While the software developed for NEC does not encompass all of the features and functions of our proprietary RoninCast® software, the NEC software enables digital signage customers to implement basic digital signage applications.  While we believe that a certain number of those NEC customers beginning with the NEC software may come to want or need enhanced functionality of the RoninCast® software product, there is a risk that bundled software will cannibalize the demand for more fully featured products like RoninCast® digital signage software.  If bundling digital signage content management software with hardware becomes an industry standard, we could risk losing software licensing sales.  It is difficult for us to predict whether, when or the extent to which bundling digital signage content management software with hardware will become customary.  It is also difficult to predict the functionality of the software that hardware manufacturers may bundle with hardware. If more sophisticated and fully featured software is bundled with hardware, that bundling may negatively impact our RoninCast® software license sales and adversely affect our business.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain or maintain market share.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product and service introductions. If we fail to develop new products and services or modify or improve existing products and services in response to these changes in technology, customer demands or industry standards, our products and services could become less competitive or obsolete.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost effective manner. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on commercially reasonable terms or at all. We may not succeed in adapting our products and services to new technologies as they emerge. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.

            We have effected a substantial reduction in our associate headcount and several members of our management team were replaced in 2008 and 2009.  A failure to successfully adapt to these changes and/or a failure by the management team to successfully manage our operations may adversely affect our business.

During 2008 and 2009, we  made various organizational changes to our management team, including the replacement of our Chief Executive Officer, Chief Financial Officer and other leaders within our development team.  In addition, we had a  substantial reduction in our workforce during 2008 in an attempt to reduce our overall level of expenses.  Although the reductions have not resulted in any significant disruption to our business to date, we may need to add additional personnel to enable us to deliver our goods and services on a timeline required by our customers in the case of a large-scale rollout.  If we cannot operate our business in an effective manner, it may adversely affect our business, operating results and financial position.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

•	James C. Granger, our President, Chief Executive Officer and Director;

•	Darin P. McAreavey, our Vice President and Chief Financial Officer; and

•	Scott W. Koller, our Executive Vice President and Chief Operating Officer.

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

As of December 31, 2009, we had one U.S. patent, and three U.S. and one Canadian patent applications pending relating to various aspects of our RoninCast® system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

The digital media and communications industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of our intellectual property rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our industry of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the development, use, licensing or sale of infringing products;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

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

Prior to our initial public offering, we financed our development and operations with proceeds from the sale of debt and equity securities to accredited investors. These securities were not registered under federal or state securities laws because we believed such sales were exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and under Regulation D under the Securities Act. In addition, we issued stock purchase warrants to independent contractors and associates as compensation or as incentives for future performance in reliance upon the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act. We have received no claim that such sales were in violation of securities registration requirements under such laws, but should a claim be made, we would have the burden of demonstrating that the sales were exempt from such registration requirements. In addition, it is possible that a purchaser of our securities could claim that disclosures to them in connection with such sales were inadequate, creating potential liability under the anti-fraud provisions of federal and state securities or other laws. If successful, claims under such laws could require us to pay damages, perform rescission offers, and/or pay interest on amounts invested and attorneys’ fees and costs. Depending upon the magnitude of a judgment against us in any such actions, our financial condition and prospects could be materially and adversely affected.

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

The market for digital signage software and systems is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors may have significantly greater financial, technical and marketing resources than our company. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than our company.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our business and financial condition.

Our results of operations may depend upon selling our products and services to customers requiring large-scale rollouts and large-scale monitoring and maintenance, which we have not previously conducted.

Our results of operations may depend upon selling our products and services to those companies, and within those industries, that have many sites that could benefit from digital signage systems. Digital signage systems installation projects deploying hundreds or even thousands of systems present significant technical and logistical challenges that we have not yet demonstrated our ability to overcome. Digital signage technology employs sophisticated hardware and software that constantly evolves. Sites into which digital signage systems may be installed vary widely, including such factors as interference with wireless networks, ambient light, extremes of temperature and other factors that may make each individual location virtually unique. Managing the process of installing hundreds or thousands of dynamic, complicated digital signage systems into unique environments may present difficulties that we have not yet faced on projects performed to date with smaller numbers of digital signage systems. If our customers opt to engage us to provide system monitoring and maintenance services through our network operations center, or NOC, on one or more large-scale implementations, we may not successfully or profitably monitor and maintain the hardware, software and content in a manner satisfactory to our customers or in compliance with our contractual obligations. The efficiency and effectiveness of NOC monitoring and maintenance are directly affected by our software and that software’s ability to monitor our customers’ systems. For large-scale implementations, we may need to further develop our software to facilitate efficient and effective system monitoring and maintenance. We cannot assure you that we will succeed in developing our software, digital signage systems, project management and infrastructure to successfully implement, monitor, manage and maintain large-scale implementation projects or ongoing operations. Our failure to do so could harm our business and financial condition.

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

We have received tax notices from local jurisdictions in Michigan seeking payment of property taxes for digital signage systems originally owned by NewSight Corporation in Meijer, Inc. stores but later subject to our collateral interest when we converted the NewSight account receivable to a secured promissory note.   Subsequent to our contractual agreement with NewSight to take ownership of hardware composing the digital signage networks to satisfy NewSight’s debt, local jurisdictions in Michigan asserted that we owed property taxes on such systems.  We have transferred ownership of these systems to Meijer, Inc. and its affiliates for a nominal sum.  We made this transfer in light of the facts that the network was not useful to us, had no commercial value, and that the costs of removing the hardware would be far greater than any amount we could recover from selling that hardware.  As a result, we believe that we owe nothing to the local taxing authorities, but this is a determination that could be subject to dispute.  We do not believe that any amount that we expend to resolve the matter will be material but we cannot assure you of the outcome with certainty.

Our results of operations could be adversely affected by changes in foreign currency exchange rates, particularly fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar.

Since a portion of our operations and revenue occur outside the United States and in currencies other than the U.S. dollar, our results could be adversely affected by changes in foreign currency exchange rates. Additionally, given our ownership of Wireless Ronin Technologies (Canada), Inc., changes in the exchange rate between the U.S. dollar and the Canadian dollar can significantly affect inter-company balances and our results of operations.

Risks Related to Our Securities

We are subject to financial reporting and other requirements for which our accounting, other management systems and resources may not be adequately prepared.

As a public company, we incur significant legal, accounting and other expenses,  including costs associated with reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ, which are subject to change from time to time.

If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from NASDAQ and the ineligibility of our common stock for quotation on the OTC Bulletin Board. In that event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the foregoing regulatory requirements could make it difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on board committees or as executive officers.

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

Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further shareholder approval, may issue up to 16.7 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.

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

We have registered for resale 2.3 million shares of our outstanding common stock and 1.6 million shares underlying warrants under the registration statement that was originally declared effective by the SEC on February 8, 2007.    If these shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2013.  In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that extends through June 30, 2014.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs.

ITEM 3	LEGAL PROCEEDINGS

We were not party to any material legal proceedings as of March 26, 2010.

ITEM 4	(REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2009
First Quarter	$2.32	$0.80
Second Quarter	$3.03	$1.60
Third Quarter	$4.07	$2.19
Fourth Quarter	$3.99	$2.62

2008
First Quarter	$4.56	$2.90
Second Quarter	$7.33	$3.97
Third Quarter	$5.57	$2.12
Fourth Quarter	$2.43	$0.42

Shareholders

As of March 26, 2010, we had 88 holders of record of our common stock.

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

Stock Performance Graph

The following performance graph compares our cumulative shareholder return with the Nasdaq Composite Index and issuers with similar market capitalizations, as denoted by the Russell 2000 Index (because we are unable to reasonably identify a peer group).  The table below compares the cumulative total return assuming $100 was invested as of November 27, 2006 (the date of our initial public offering), in our common stock, the Nasdaq Composite Index and the Russell 2000 Index.  The graph assumes the reinvestment of all dividends.  The indexes are weighted based on market capitalization at the time of each reported data point.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG WIRELESS RONIN TECHNOLOGIES, INC., NASDAQ COMPOSITE INDEX AND THE RUSSELL 2000 INDEX

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
DOLLARS
11/27/2006
12/31/2006
12/31/2007
12/31/2008
12/31/2009
Wireless Ronin Technologies, Inc.
Russell 2000 Index
NASDAQ Composite Index

ASSUMES $100 INVESTED ON NOV. 27, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2009

None.

ITEM 6	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis - Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 7 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in thousands, except per share amounts.)

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Current assets	$13,705	$16,157	$34,923	$16,700	$768
Total assets	15,347	18,560	40,369	17,546	1,313
Current liabilities	1,589	2,387	4,610	1,653	7,250
Non-current liabilities	-	-	71	155	1,668
Total liabilities	1,589	2,387	4,681	1,808	8,919
Shareholder's equity (deficit)	$13,758	$16,173	$35,688	$15,738	$(7,606)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Sales	$5,009	$7,381	$5,985	$3,145	$710
Cost of sales	3,586	6,589	3,892	1,545	940
Gross profit	1,423	792	2,093	1,600	(230)
Selling, general and administrative and other	9,509	19,564	12,210	5,043	2,889
Research and development expenses	2,167	2,541	1,198	876	882
Total operating expenses	11,676	22,105	13,408	5,919	3,771
Operating loss	(10,253)	(21,313)	(11,315)	(4,319)	(4,001)
Other income (expense)	70	621	1,229	(10,469)	(789)
Net loss	$(10,183)	$(20,692)	$(10,086)	$(14,788)	$(4,790)
Basic and diluted loss per common share	$(0.67)	$(1.41)	$(0.82)	$(9.71)	$(7.18)
Basic and diluted weighted average shares outstanding	15,274	14,664	12,314	1,523	667

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in Item 1A under the caption “Risk Factors.”

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

Overview

Wireless Ronin Technologies, Inc. (“RNIN”) is a Minnesota corporation that provides dynamic digital signage solutions targeting specific retail and service markets. We designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. Our solutions, the digital alternative to static signage, provide business customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences.

Our wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc. (“RNIN Canada”), an Ontario, Canada provincial corporation located in Windsor, Ontario, maintains a vertical specific focus in the automotive industry and houses our Content Engineering operation. RNIN Canada develops digital content and sales support systems to help retailers train their sales staff and educate their customers at the point of sale. Today, the capabilities of this operation are integrated with our historical business to provide content solutions to all of our clients.

Our company and our subsidiary sell products and services primarily throughout North America.

Our Sources of Revenue

We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions through our direct sales force, strategic partnerships and business alliances.

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

Critical Accounting Policies and Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, we use estimates based on the best information available. We use estimates for such items as depreciable lives, volatility factors in determining fair value of options and warrants, tax provisions, recognition of revenue under fixed price contracts, provisions for uncollectible receivables and deferred revenue.  We revise the recorded estimates when better information is available, facts change or we can determine actual amounts. These revisions can affect operating results. We have identified below the following accounting policies that we consider to be critical.

Revenue Recognition

We recognize revenue primarily from these sources:

•	Software and software license sales
•	System hardware sales
•	Professional service revenue
•	Software design and development services
•	Implementation services
•	Maintenance and hosting support contracts

We apply the provisions of Accounting Standards Codification subtopic 605-985, Revenue Recognition: Software (or ASC 605-35) to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, we evaluate if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in “FASB ASC 605-985-25-5.”

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable. We assess collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

The VSOE for maintenance and support services is based upon the renewal rate for continued service arrangements. The VSOE of installation and training services is established based upon pricing for the services. The VSOE of software and licenses is based on the normal pricing and discounting for the product when sold separately.

Each element of our multiple element arrangements qualifies for separate accounting.  However, when a sale includes both software and maintenance, we  defer revenue under the residual method of accounting.  Under this method, the undelivered maintenance and support fees included in the price of software is amortized ratably over the period the services are provided. We defer maintenance and support fees based upon the customer’s renewal rate for these services.

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

System hardware sales

We recognize revenue on system hardware sales generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Professional service revenue

Included in services and other revenues is revenue derived from implementation, maintenance and support contracts, content development, software development and training. The majority of consulting and implementation services and accompanying agreements qualify for separate accounting. Implementation and content development services are bid either on a fixed-fee basis or on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones or by using the percentage-of-completion method.

Software design and development services

Revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 605-985-25-88 through 107.”  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure our progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer.  Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.  Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

We classify the revenue and associated cost on the “Services and Other” line within the “Sales” and “Cost of Sales” sections of the Consolidated Statement of Operations.  In all cases where we apply the contract method of accounting, our only deliverable is professional services, thus, we believe presenting the revenue on a single line is appropriate.

Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.

Implementation services

Implementation services revenue is recognized when installation is completed.

Maintenance and hosting support contracts

Maintenance and hosting support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. We also offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support our customers’ networks 7 days a week, 24 hours a day.

Maintenance and hosting support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.  Our hosting support agreement fees are based on the level of service we provide to our customers, which can range from monitoring the health of our customer’s network to supporting a sophisticated web-portal.

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares.   Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.  Shares reserved for outstanding stock warrants and options totaling 3.2 million, 3.6 million and 3.5 million for 2009, 2008 and 2007, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those years.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with “FASB ASC 718-10.”  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.   Stock-based compensation expense of $0.7 million, $1.3 million and $1.2 million was charged to operating expenses during 2009, 2008 and 2007, respectively.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

           We have adopted the guidance of FASB ASC 718-10-S99-1 for purposes of determining the expected term for stock options. Due to the limited historical data to rely upon, we use the “simplified” method in developing an estimate of expected term for stock options by the FASB guidance prescribed above.

           We account for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  Generally, the equity instruments issued for services and goods are shares of our common stock or warrants to purchase shares of our common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. We expense the fair market value of these securities over the period in which the related services are received.

           See Note 9 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of FASB ASC 718-10 and the assumptions we use to calculate the fair value of stock-based compensation.

Results of Operations

Our results of operations for the years ended 2009, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	(in thousands)
	2009	2008	2007
Sales	$5,009	$7,381	$5,985
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,586	6,589	3,892
Gross profit	1,423	792	2,093
Sales and marketing expenses	2,520	3,999	2,805
Research and development expenses	2,167	2,541	1,198
General and administrative expenses	6,168	11,258	8,049
Depreciation and amortization expense	771	1,226	652
Impairment of network equipment held for sale	-	1,766	-
Impairment of intangible assets	-	1,265	-
Termination of partnership agreement	50	50	704
Total operating expenses	11,676	22,105	13,408
Operating loss	(10,253)	(21,313)	(11,315)
Other income (expenses):
Interest expense	(6)	(22)	(40)
Interest income	76	647	1,278
Other	-	(4)	(9)
Total other income	70	621	1,229
Net loss	$(10,183)	$(20,692)	$(10,086)

Our results of operations as a percentage of sales for the years ended 2009, 2008 and 2007 were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	71.6%	89.3%	65.0%
Gross profit	28.4%	10.7%	35.0%
Sales and marketing expenses	50.3%	54.2%	46.9%
Research and development expenses	43.3%	34.4%	20.0%
General and administrative expenses	123.1%	152.5%	134.5%
Depreciation and amortization expense	15.4%	16.6%	10.9%
Impairment of network equipment held for sale	-	23.9%	-
Impairment of intangible assets	-	17.1%	-
Termination of partnership agreement	1.0%	0.7%	11.8%
Total operating expenses	233.1%	299.4%	224.1%
Operating loss	(204.7%)	(288.7%)	(189.1%)
Other income (expenses):
Interest expense	(0.1%)	(0.3%)	(0.7%)
Interest income	1.5%	8.8%	21.4%
Other	-	(0.1%)	(0.2%)
Total other income	1.4%	8.4%	20.5%
Net loss	(203.3%)	(280.3%)	(168.6%)

2009 compared to 2008

Sales

           Our sales decreased 32% to $5.0 million in 2009 from $7.4 million in 2008. The year-over-year decline in revenue was primarily attributable to the lower levels of revenue generated from a slowly-recovering automotive industry and limited deployment of digital menu boards for quick serve restaurants.  In 2009, we recognized $0.7 million of revenue from Chrysler LLC and BBDO (Detroit/Windsor), which is an advertising agent for Chrysler, and $0.5 million from KFC, compared to $2.3 million and $1.3 million for the prior year, respectively.  Partially offsetting this decline was an increase in our sales to Aramark, which totaled $1.1 million in 2009 compared to $0.4 million in 2008.  Our hardware sales in 2009 of $1.9 million were lower than our 2008 hardware sales of $2.5 million as a result of certain customers choosing to contract directly with display and media-player suppliers.  Excluding the resale of a 2008 software order we received from Dimensional Innovations, who is a non-core customer totaling $0.3 million, sales of our proprietary RoninCast® software in 2009 were up 24% or $0.1 million when compared to the prior year.  Our decline in services revenue in 2009 when compared to 2008 was primarily the result of a decline in revenue generated from Chrysler LLC and BBDO, as mentioned above.  Revenues generated outside of the U.S. and Canada increased $0.5 million in 2009 when compared to the prior year as a result of an increase in sales to Thomson Reuters.  Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we are not able to predict or forecast our future revenues with any degree of precision at this time.

Cost of Sales

           Our cost of sales declined 46% to $3.6 million in 2009 from $6.6 million in 2008.  The decrease in cost of sales was due to the year-over-year decreases in hardware and services revenues of $0.6 million and $1.6 million, respectively, and also a reduction in compensation related employees costs due to the workforce reductions taken in the fourth quarter of 2008 to better match our infrastructure and expenses with sales levels and current client projects.

Operating Expenses

           Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses declined 37% to $2.5 million in 2009 from $4.0 million in 2008.  The reduction in sales and marketing expenses related to a decrease in compensation and benefits, along with lower travel-related expenses, as a result of the workforce reductions taken in the fourth quarter of 2008. In addition, we reduced the level of spending related to tradeshows and other marketing initiatives in 2009 compared to the prior year period.   Compensation and benefits, including stock compensation expense totaled $1.8 million for 2009, compared to $2.4 million for the prior year.  Travel expenses were $0.2 million for 2009, compared to $0.5 million for the prior year.  Tradeshows and other marketing initiatives during 2009 totaled $0.5 million, compared to $1.1 million during the prior year.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.   Any significant increase in our sales and marketing expenses for 2010 relative to 2009 would be the result of higher levels of commission expense resulting from an increase in our revenues as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

           Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for 2009 declined 15% to $2.2 million from $2.5 million in 2008.   The decline was primarily the result of lower compensation and benefits expenses.  We remain committed to enhancing our RoninCast® software, which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to evolve.    We continue to expect our research and development expenses for 2010 to remain at levels similar to fiscal 2009.

           General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2009 decreased 45% to $6.2 million from $11.3 million in 2008.  The decline was primarily the result of a decrease in compensation and benefits, along with reduced contractor costs as a result of the workforce reductions taken in the fourth quarter of 2008, along with other staff reductions taken primarily during the first half of 2009, partially offset by payment of severance benefits.   To streamline our operations and adjust our expenses to reflect the declining revenues, the company made further organizational changes during 2009 through a reduction and temporary layoffs of our workforce, both in the U.S. and Canada.  Total compensation to employees and contractors, including benefits and stock compensation expense totaled $3.8 million in 2009 compared to $6.3 million for the same period in the prior year.   In addition to the reduction attributable to the workforce reductions taken in 2008, our stock compensation expense decreased $0.6 million in 2009 when compared to the prior year period.    Professional fees paid to outside legal and accounting firms also decreased in 2009 when compared to 2008.   Our fees paid to outside consultants in 2009 totaled $0.6 million compared to $2.4 million for the prior year.  The remaining decreases were due to an across-the-board reduction in almost all expense categories as a result of better aligning our expenses with the lower levels of revenue. We believe our general and administrative costs will not increase significantly in 2010 when compared to our fiscal year 2009.

           For fiscal year 2008, we recorded $0.7 million of severance expense in general and administrative expense related to our June 2008 separation with our former Chief Financial Officer and our September 2008 separation with our former Chief Executive Officer.   For fiscal 2009, we recorded $0.4 million of severance expense in general and administrative expense related to our March 2009 separation with our former Executive Vice President, Content Engineering and President, RNIN Canada and our April 2009 separation with our former Vice President, Controller and Interim Chief Financial Officer.

    In November and December 2008, we announced workforce reductions of 35 and 27 people, respectively, including both employees and contractors at both our U.S. and Canadian operations.  Coupled with three other U.S. employee resignations prior to the 2008 December reduction in force, these actions resulted in an approximate 40% total headcount reduction during the fourth quarter of 2008.  These two workforce reductions were intended to align our expense base with the current level of sales and projects, and improve the overall efficiency of the organization.  The combined severance charge from the two workforce reductions totaled approximately $0.3 million.  Of such charge, $0.1 million related to general and administrative expense and $0.2 million was related to research and development expense.

           Depreciation and amortization expense.  Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets recorded from our acquisition of McGill Digital Solutions, now RNIN Canada, in August 2007.  Depreciation and amortization expense decreased 37% to $0.8 million in 2009, from $1.2 million in 2008.  The decrease in 2009 was primarily the result of recording an impairment charge during the fourth quarter of 2008 for the remaining value of our acquisition-related intangible assets.

           Impairment of Network Equipment Held for Sale.  In the third quarter of 2008, we re-classified a net receivable balance of $1.9 million to network equipment held for sale when NewSight Corporation defaulted on its note payable obligation and we took ownership of collateral including in-box inventory and an installed digital signage network in 102 Meijer stores.  At the time of re-classification, Meijer, a grocery store chain in the Midwest, was seeking a new network owner and we intended to sell the network to the new owner.  Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network.  As a result, we moved approximately $0.2 million of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1.8 million of network equipment held for sale.

           Impairment of Intangible Assets.  In the fourth quarter of 2008, we recorded an impairment charge for the assets related to the 2007 acquisition of McGill Digital Solutions.  We reviewed the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with FASB ASC 360-10-05-4.  Under ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1.3 million of net book value of these intangible assets.

           Termination of Partnership Agreement.  In February 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $0.7 million and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we agreed to pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.  In each of 2009 and 2008, we recorded $50,000 of expense pursuant to the minimum payments required under the agreement.

Interest Expense

In 2009 and 2008, interest expense of approximately $6,000 and $22,000, respectively, was attributable to capital lease obligations.  The decrease from 2008 to 2009 in interest expense was the result of lower capital lease balances.

2008 compared to 2007

Sales

           Our sales increased 23% to $7.4 million in 2008 from $6.0 million in 2007.  The increase in sales in 2008 was the result of new customer relationships, the expansion of existing customer relationships and a full year of sales from our Canadian operations, offset by the loss of a large customer from 2007.  Our acquisition of McGill Digital Solutions, Inc., now RNIN Canada, in August of 2007 generated approximately 41% and 23% of our total sales in 2008 and 2007, respectively.

Cost of Sales

           Cost of sales increased 69% to $6.6 million in 2008 from $3.9 million in 2007.  Cost of sales included inventory write-down amounts of $0.1 million in both 2008 and 2007, respectively.  The cost of sales increase was primarily attributable to a higher cost of hardware sales, higher costs to deliver content sales, installation costs related to one significant customer, an increased investment in our network operations center, or NOC, and a full year of costs from our Canadian operations.

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

           In 2008, our Chief Executive Officer and Chief Financial Officer resigned from our company.  We recorded in general and administrative expense a total of $0.7 million of severance expense related to these separations.

           In November and December 2008, we announced workforce reductions of 35 and 27 people, respectively, including both employees and contractors at both our U.S. and Canadian operations.  Coupled with three other U.S. employee resignations prior to the December reduction in force, these actions resulted in an approximate 40% total headcount reduction during the fourth quarter of 2008.  These two workforce reductions were intended to align our expense base with the current level of sales and projects, and improve the overall efficiency of the organization.  The combined severance charge from the two workforce reductions totaled approximately $0.3 million.  Of such charge, $0.1 million related to general and administrative expense and $0.2 million was related to research and development expense.

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

Impairment of Network Equipment Held for Sale.  In the third quarter of 2008, we re-classified a net receivable balance of $1.9 million to network equipment held for sale when NewSight Corporation defaulted on its note payable obligation and we took ownership of collateral including in-box inventory and an installed digital signage network in 102 Meijer stores.  At the time of re-classification, Meijer, a grocery store chain in the Midwest, was seeking a new network owner and we intended to sell the network to the new owner.  Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network.  As a result, we moved approximately $0.2 million of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1.8 million of network equipment held for sale.

           Impairment of Intangible Assets.  In the fourth quarter of 2008, we recorded an impairment charge for the assets related to the 2007 acquisition of McGill Digital Solutions.  We reviewed the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance with FASB ASC 360-10-05-4.  Under ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1.3 million of net book value of these intangible assets.

           Termination of Partnership Agreement.  In February 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $0.7 million and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we agreed to pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.  In each of 2008 and 2007, we recorded $50,000 of expense pursuant to the minimum payment required under the agreement.

Interest Expense

In 2008 and 2007, interest expense of approximately $22,000 and $40,000, respectively, was attributable to capital lease obligations.

Liquidity and Capital Resources

As of December 31, 2009, we had $12.3 million of cash and cash equivalents, and working capital of $12.1 million.  As of December 31, 2009, we did not have any debt. We plan to use our available cash to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.

Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations through 2010.

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of December 31, 2009, we had an accumulated deficit of $74.4 million. The cash flow used in operating activities was $8.2 million, $14.9 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007.  In 2009, net cash used by operating activities was attributable to our net loss and a reduction in our accounts payable and accrued liabilities accounts.  These amounts were partially offset by cash provided by an overall reduction in our asset accounts and a higher balance of deferred revenue in 2009 when compared to the same balances in the prior year.  During 2009, we paid $0.6 million of severance-related costs which was included in our year-end accrued liabilities account at the end of 2008.   Our deferred revenue balance was higher at the end of 2009 compared to the same balance in 2008 as a result of us being unable to deliver and recognize revenue of $0.5 million related to a software development order received in December 2009.  Our accounts receivable balance at the end of 2009 was lower when compared to the year-end balance of 2008 as a result of a higher percent of sales in the fourth quarter of 2009 being billed and collected before year-end compared to the same period in the prior year.  We also recognized approximately $0.4 million less revenue in the fourth quarter of 2009 when compared to the same period in the prior year.   Our inventory balance at the end of 2009 was lower when compared to the year-end balance of 2008 as a result of certain customers deciding to source displays and media-players directly from third-party suppliers, as well as overall better inventory management.  In 2008, net cash used by operating activities was attributable to our net loss, increases in accounts receivable and prepaid expenses and decreases in accounts payable and deferred revenue, partially offset by decreases in inventory and corporate taxes receivable and increases in accrued liabilities. In 2007, net cash used by operating activities was attributable to our net loss, as well as increases in accounts receivable, inventories and other assets, partially offset by increases in deferred revenue, accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $8.2 million and $5.3 million for the years ended December 31, 2009 and 2008.  Net cash used in investing activities was $11.8 million for the year ended December 31, 2007.  In 2009 and 2008, net cash provided by investing activities was primarily the result of net sales of marketable securities of $8.3 million and $6.4 million, respectively.  During 2009, we invested primarily all of our cash into a commercial sweep account, as the investment interest rate was higher than interest rates of other high-grade short-term investments.  The net sales of marketable securities in 2009 and 2008 were partially offset by purchases of property and equipment of $0.1 million and $1.1 million, respectively.  We significantly scaled back our level of capital investments in 2009 compared to 2008 as a result of the continued cost reduction effort started in the fourth quarter of 2008.   In 2007, net cash used in investing activities was the result of net purchases of marketable securities of $7.5 million; cash paid for acquisitions, net of cash received, of $2.9 million; and purchases of property and equipment of $1.5 million.

In August 2007, we acquired McGill Digital Solutions, Inc., now RNIN Canada, based in Windsor, Ontario, Canada.  We acquired the shares of McGill from the sellers for cash consideration of $3.2 million, subject to potential adjustments, and 50,000 shares of our common stock. We incurred $0.2 million in direct costs related to the acquisition. In addition, we agreed to pay earn-out consideration to the sellers of up to $1.0 million (CAD) and 50,000 shares of our common stock if specified earn-out criteria were met in 2008 and 2007.  The 2008 and 2007 earn-out criteria were not met and no earn-out was paid for either year.

Financing Activities

We have financed our operations primarily through sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2009, 2008 and 2007, we generated a net $7.1 million, $0.5 million and $27.7 million from financing activities, respectively.

In November 2009, we sold approximately 2.6 million shares of our common stock at $2.90 per share pursuant to a registration statement on Form S-3, which was declared effective by the SEC in September 2009.  We obtained approximately $6.9 million in net proceeds as a result of this registered direct offering. We also received $0.1 million during 2009 from the sale of approximately 83,000 shares of common stock to our associates through our 2007 Associate Stock Purchase Plan.  We also received approximately $0.1 million from the exercise of outstanding stock options and warrants.  Our restricted cash balance was reduced by $0.1 million in 2009 related to our letter of credit discussed below. We used $0.1 million in the payment of capital leases.

During 2008, we received $0.2 million from the sale of approximately 143,000 shares of common stock to our associates through our 2007 Associate Stock Purchase Plan.  We received $0.4 million from the exercise of outstanding warrants.  We used approximately $0.1 million in the payment of capital leases.

In June 2007, we sold approximately 4.3 million shares and a selling shareholder sold 1.0 million shares of our common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the SEC in June 2007. We obtained approximately $27.1 million in net proceeds as a result of this follow-on offering.  We also received $1.2 million from the exercise of outstanding warrants and stock options during 2007.  In April 2007, we invested $50,000 in a bank certificate of deposit that was required for our bank’s credit card program. This cash is classified as restricted cash on our balance sheet.  We also deposited $0.4 million of cash in a bank as collateral for a letter of credit issued to support the landlord’s upfront investments totaling $0.5 million in connection with a new lease for office space. The collateral is reduced over time as the letter of credit is reduced. The term of the letter of credit is 31 months.  The amount held as collateral as of December 31, 2009 was $0.3 million.

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

As of December 31, 2009, Chrysler (BBDO Detroit/Windsor) accounted for 42% of our total accounts receivables. In April 2009, Chrysler LLC and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City.  While Chrysler LLC has emerged from bankruptcy and we continue to receive orders, our revenues were significantly impacted in 2009 compared to the prior year (see Note 10 to our Consolidated Financial Statements regarding Segment Information and Major Customers.)  In addition, Chrysler’s advertising agency, BBDO Detroit, closed its office at the end of January 2010.  Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours.  Of the $0.7 million total revenue recognized in 2009 from both Chrysler and BBDO Detroit, approximately 59% was transacted through BBDO Detroit.  We cannot presently determine what impact Chrysler’s decision to changes its advertising agency may have on any of the existing projects we are currently working on or future opportunities we may have with Chrysler and its affiliates.  In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2010. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants.   Furthermore, we agreed with the investors in our November 2009 public offering of common stock that, without obtaining the prior consent of investors purchasing a majority of the shares in such offering, and subject to certain exceptions, we would not issue shares of our common stock, or securities exercisable, exchangeable or convertible into our common stock, at a price per share less than $2.90 for a period of 180 days following the closing of such offering.  Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially with credit markets which continue to risk adverse.  If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.  We may need additional funding in the future.  Necessary funding may not be available on terms that are favorable to the company, if at all.

Off Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.  Unless we experience a significant increase to our revenues, we expect our 2010 operating expenses will remain at levels similar to 2009 as we continue to control expenses in the current economic environment.

Operating and Capital Leases

At December 31, 2009, our principal commitments consisted of long-term obligations under operating leases.  We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota.  We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2013.  In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that extends through June 30, 2014.  The following table summarizes our obligations under contractual agreements as of December 31, 2009 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	868	262	577	29	-
Total	$868	$262	$577	$29	$-

Based on our working capital position at December 31, 2009, we believe we have sufficient working capital to meet our current obligations.

Recent Accounting Pronouncements

In April 2009, the FASB issued “FASB ASC 820-10-50” Fair Value Measurement and Disclosures.   FASB ASC 820-10-50 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented.  Entities must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period.  FASB ASC 820-10-50 is effective for interim reporting periods ending after June 15, 2009.  FASB ASC 820-10-50 is effective for our quarter ending June 30, 2009.  The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued “FASB ASC 820-10-35” Fair Value Measurement and Disclosure and Subsequent Measurement, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased.  FASB ASC 820-10-35 emphasizes that even if there has been a significant decrease in the volume and level of market activity for an asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820-10-35 is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on our financial statements.

In April 2009, the FASB issued “FASB ASC 320-10-35,” Recognition and Presentation of Other-Than-Temporary Impairments.  FASB ASC 320-10-35 amends the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to OTTI of equity securities.  FASB ASC 320-10-35 requires that an entity disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an OTTI has or has not been recognized.  FASB ASC 320-10-35 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a material impact on our financial statements.

During May 2009, the FASB issued “FASB ASC 855-10,” Subsequent Events.  FASB ASC 855-10 requires us to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which we evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  In February 2010, the FASB amended ASC 855-10 for certain provisions related Securities and Exchange Commission filers.  The amendment provides that Securities and Exchange Commission filers are not required to disclose the date through which subsequent events have been evaluated.  The adoption did not have a material impact on our financial statements.

In December 2008, the FASB issued “FASB ASC 715-60,” Employers’ Disclosure about Postretirement Benefit Plan Assets.  FASB ASC 715-60 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.   FASB ASC 715-60 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on change of plan assets when using significant unobseverable inputs, and significant concentrations of risk in the plan assets.  These disclosures are required for fiscal years ending after December 15, 2009.  We do not currently offer a defined benefit pension or other postretirement plan and therefore the adoption of this pronouncement did not have a material impact on our financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff.   The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing U.S. GAAP, the Codification did not have any impact on our financial condition or results of operations. We adopted this presentation during the third quarter of 2009 and no longer refer to specific U.S. GAAP statements within our financial statements.

In June 2009, the FASB issued “FASB ASC 860-10-05-3,” Accounting for Transfers of Financial Assets.  FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  ASC 860-10-05-3 also expands the disclosure requirements for such transactions.  This statement will become effective for us in fiscal year 2010.  We are currently evaluating the impact that the adoption of this standard will have on our financial statements.

In June 2009, the FASB issued “FASB ASC 810-10-05-8,” Consolidation of Variable Interest Entities.   This statement will become effective for us in fiscal year 2010.  We are currently evaluating the impact that the adoption of this standard will have on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will instead be subject to the other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition.  We believe adoption of this new guidance will not have a material impact on our financial statements.

Subsequent Events

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”).  The Loan and Security Agreement provides us with a revolving line-of-credit up to $2.5 million at an interest rate of prime plus 1.5%.  The amount available to us at any given time is the lesser of (a) $2.5 million, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  While there are outstanding credit extensions (other than our outstanding lease letter of credit), we must maintain a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500,000); July 1, 2010 through December 31, 2010 ($8,500,000); and January 1, 2011 and thereafter ($7,500,000).  These tangible net worth minimums increase (a) quarterly by 75% of our net income for each fiscal quarter then ended and (b) by 75% of the proceeds from our issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt.  We generally require the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change our business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).  The Loan and Security Agreement matures on March 17, 2011.

In connection with our entry into the Loan and Security Agreement, we granted Silicon Valley Bank (a) a general, first-priority security interest in all of our assets, equipment and inventory under the Loan and Security Agreement, (b) a security interest in all of our intellectual property under an Intellectual Property Security Agreement, and (c) a security interest in all of the stock of Wireless Ronin Technologies (Canada), Inc., our wholly-owned subsidiary, under a Stock Pledge Agreement.  In addition, on March 18, 2010, we issued Silicon Valley Bank a 10-year warrant to purchase up to 41,391 shares of our common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of December 31, 2009, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was favorable than those of United States government securities and money market funds.  We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

           None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the captions “Proposal 1 – Election of Directors,” “Our Board of Directors and Committees” and  “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

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

           We incorporate by reference the information contained under the captions  “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held June 10, 2010.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 26, 2010.

Wireless Ronin Technologies, Inc.

By:    /s/  James C. Granger
James C. Granger
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James C. Granger James C. Granger	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2010
/s/ Darin P. McAreavey Darin P. McAreavey	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2010
/s/ Gregory T. Barnum Gregory T. Barnum	Chairman of the Board of Directors	March 26, 2010
/s/ Stephen F. Birke Stephen F. Birke	Director	March 26, 2010
/s/ Thomas J. Moudry Thomas J. Moudry	Director	March 26, 2010
/s/ Geoffrey J. Obeney Geoffrey J. Obeney	Director	March 26, 2010
/s/ William F. Schnell William F. Schnell	Director	March 26, 2010
/s/ Brett A. Shockley Brett A. Shockley	Director	March 26, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Ronin Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Wireless Ronin Technologies, Inc.
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 24, 2010

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,273	$5,294
Marketable securities - available for sale	-	8,301
Accounts receivable, net of allowance of $51 and $92	1,096	1,823
Income tax receivable	-	12
Inventories	185	462
Prepaid expenses and other current assets	151	265
Total current assets	13,705	16,157
Property and equipment, net	1,242	1,918
Restricted cash	380	450
Other assets	20	35
TOTAL ASSETS	$15,347	$18,560

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$-	$71
Accounts payable	976	1,068
Deferred revenue	362	181
Accrued liabilities	251	1,067
Total current liabilities	1,589	2,387

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding	-	-
Common stock, 50,000 shares authorized; 17,614 and
14,850 shares issued and outstanding	176	148
Additional paid-in capital	88,371	80,650
Accumulated deficit	(74,395)	(64,212)
Accumulated other comprehensive loss	(394)	(413)
Total shareholders' equity	13,758	16,173
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,347	$18,560

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Sales
Hardware	$1,878	$2,479	$3,298
Software	710	876	598
Services and other	2,421	4,026	2,089
Total sales	5,009	7,381	5,985
Cost of sales
Hardware	1,504	2,193	2,287
Software	21	247	1
Services and other	2,018	4,084	1,531
Inventory lower of cost or market	43	65	73
Total cost of sales (exclusive of depreciation and amortization shown separately below)	3,586	6,589	3,892
Gross profit	1,423	792	2,093
Operating expenses:
Sales and marketing expenses	2,520	3,999	2,805
Research and development expenses	2,167	2,541	1,198
General and administrative expenses	6,168	11,258	8,049
Depreciation and amortization expense	771	1,226	652
Impairment of network equipment held for sale	-	1,766	-
Impairment of intangible assets	-	1,265	-
Termination of partnership agreement	50	50	704
Total operating expenses	11,676	22,105	13,408
Operating loss	(10,253)	(21,313)	(11,315)
Other income (expenses):
Interest expense	(6)	(22)	(40)
Interest income	76	647	1,278
Other	-	(4)	(9)
Total other income	70	621	1,229
Net loss	$(10,183)	$(20,692)	$(10,086)
Basic and diluted loss per common share	$(0.67)	$(1.41)	$(0.82)
Basic and diluted weighted average shares outstanding	15,274	14,664	12,314

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity (Deficit)
Balances at December 31, 2006	9,826	$98	$49,056	$(33,434)	$17	$15,737
Net loss	-	-	-	(10,086)	-	(10,086)
Unrealized loss on investments	-	-	-	-	(11)	(11)
Foreign currency translation gain	-	-	-	-	315	315
Total comprehensive loss						(9,782)
Stock-based compensation	-	-	1,167	-	-	1,167
Exercise of options and warrants	372	4	1,157	-	-	1,161
Common stock issued for acquisition	50	-	312	-	-	312
Proceeds from the sale of common stock, less offering costs	4,290	43	27,050	-	-	27,093
Balances at December 31, 2007	14,538	145	78,742	(43,520)	321	35,688
Net loss	-	-	-	(20,692)	-	(20,692)
Unrealized loss on investments	-	-	-	-	(1)	(1)
Foreign currency translation loss	-	-	-	-	(733)	(733)
Total comprehensive loss						(21,426)
Stock-based compensation	-	-	1,313	-	-	1,313
Restricted stock issued under equity incentive plan	6	1	-	-	-	1
Exercise of options and warrants	163	1	371	-	-	372
Common stock issued under associate stock	143	1	224	-	-	225
Balances at December 31, 2008	14,850	148	80,650	(64,212)	(413)	16,173
Net loss	-	-	-	(10,183)	-	(10,183)
Foreign currency translation loss	-	-	-	-	19	19
Total comprehensive loss						(10,164)
Stock-based compensation	-	-	698	-	-	698
Restricted and common stock issued under equity incentive plan	30	-	-	-	-	-
Exercise of options and warrants	36	1	60	-	-	61
Common stock issued under associate stock purchase plan	83	1	86			87
Proceeds from the sale of common stock, less offering costs	2,615	26	6,877	-	-	6,903
Balances at December 31, 2009	17,614	$176	$88,371	$(74,395)	$(394)	$13,758

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007
Operating Activities:
Net loss	$(10,183)	$(20,692)	$(10,086)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	771	702	437
Amortization of acquisition-related intangibles	-	524	215
Impairment of intangible assets	-	1,265	-
Impairment of network equipment held for sale	-	1,766	-
Loss on disposal of property and equipment	53	73	37
Allowance for doubtful receivables	(41)	7	61
Stock-based compensation expense	698	1,313	1,167
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	828	(173)	(2,464)
Corporate income taxes	14	189	50
Inventories	275	182	(283)
Prepaid expenses and other current assets	72	(63)	(599)
Other assets	18	1	3
Accounts payable	(107)	(272)	411
Deferred revenue	180	(6)	1,065
Accrued liabilities	(825)	274	336
Net cash used in operating activities	(8,247)	(14,910)	(9,650)
Investing activities
Cash paid for acquisitions, net of cash received	-	-	(2,877)
Purchases of property and equipment	(133)	(1,051)	(1,472)
Purchases of marketable securities	(22)	(28,662)	(28,302)
Sales of marketable securities	8,323	35,018	20,827
Net cash provided by/(used in) investing activities	8,168	5,305	(11,824)
Financing activities
Payments on long-term notes payable and capital leases	(71)	(99)	(112)
Restricted cash	70	-	(450)
Proceeds from issuance of common stock and equity units	6,903	-	27,093
Proceeds from exercise of warrants and stock options	61	372	1,161
Proceeds from sale of common stock under associate stock purchase plan	87	225	-
Net cash provided by financing activites	7,050	498	27,692
Effect of Exchange Rate Changes on Cash	8	(141)	51
Increase (Decrease) in Cash and Cash Equivalents	6,979	(9,248)	6,269
Cash and Cash Equivalents, beginning of year	5,294	14,542	8,273
Cash and Cash Equivalents, end of year	$12,273	$5,294	$14,542

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview
Wireless Ronin Technologies, Inc. (“the Company”) is a Minnesota corporation that provides dynamic digital signage solutions targeting specific retail and service markets. The Company has designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide business customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences.

The Company's wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc., an Ontario, Canada provincial corporation located in Windsor, Ontario, develops "e-learning, e-performance support and e-marketing" solutions for business customers. E-learning solutions are software-based instructional systems developed specifically for customers, primarily in sales force training applications. E-performance support systems are interactive systems produced to increase product literacy of customer sales staff. E-marketing products are developed to increase customer knowledge of and interaction with customer products.

The Company and its subsidiary sell products and services primarily throughout North America.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.	Principles of Consolidation
The consolidated financial statements include the accounts of Wireless Ronin Technologies, Inc. and its wholly owned subsidiary.  All inter-company balances and transactions have been eliminated in consolidation.

2.	Foreign Currency
Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company's Canadian subsidiary's functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period.  In 2009 and 2008, a foreign currency transaction gain of $1 and $214 was recorded in Sales.  In 2007, a foreign currency transaction loss of $98 was recorded in Sales.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

3.	Revenue Recognition
The Company recognizes revenue primarily from these sources:
•	Software and software license sales
•	System hardware sales
•	Professional service revenue
•	Software development services
•	Software design and development services
•	Implementation services
•	Maintenance and hosting support contracts

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

The VSOE for maintenance and support services is based upon the renewal rate for continued service arrangements. The VSOE for installation and training services is established based upon pricing for the services. The VSOE for software and licenses is based on the normal pricing and discounting for the product when sold separately.

Each element of the Company’s multiple element arrangements qualifies for separate accounting.   However, when a sale includes both software and maintenance, the Company defers revenue under the residual method of accounting. Under this method, the undelivered maintenance and support fees included in the price of software is amortized ratably over the period the services are provided. The Company defers maintenance and support fees based upon the customer’s renewal rate for these services.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

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

Revenue recognized in excess of billings is recorded as unbilled services. Billings in excess of revenue recognized are recorded as deferred revenue until revenue recognition criteria are met.  Cost and estimated earnings in excess of billings are recorded as accounts receivable.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

Uncompleted contracts at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Cost incurred on uncompleted contracts	$205	$196
Estimated earnings	226	884
Revenue recognized	431	1,080
Less: billings to date	(532)	(1,130)
	$(101)	$(50)

The above information in presented in the balance sheet as follows:	December 31,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	74	(50)
Billings in excess of costs and estimated earnings on uncompleted contracts	(175)	-
	(101)	(50)

Implementation services

Implementation services revenue is recognized when installation is completed.

Maintenance and hosting support contracts

Maintenance and hosting support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.  The Company also offers a hosting service through its network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day.

Maintenance and hosting support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement.  The Company’s hosting support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal.

4.	Cash and Cash Equivalents
Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2009, the Company had primarily all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Minnesota. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

5.	Restricted Cash
           In conjunction with the lease agreement for office space entered into in April 2007, the Company obtained a letter of credit to support the landlord’s upfront investments totaling $492.  The letter of credit is collateralized by $328 of cash held by the issuing bank as of December 31, 2009.  The collateral is reduced over time as the letter of credit is reduced.  The term of the Company’s letter of credit is 31 months.  In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50.

6.	Marketable Securities
           The Company’s marketable securities consisted of debt securities that were classified as available-for-sale.  These securities are reported at their fair value with the unrealized holding gains and losses, net of tax, reported as a net amount as a separate component of shareholders’ equity until realized.  Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

7.	Accounts Receivable
    Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers' financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management's evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. The allowance for doubtful accounts was $51 and $92 at December 31, 2009 and 2008, respectively.

8.	Inventories
           The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products.  There were no inventory reserves at December 31, 2009 and 2008.

9.	Intangible Assets
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

10.	Impairment of Long-Lived Assets
The Company reviews the carrying value of all long-lived assets, including property and equipment as well as intangible assets with definite lives, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets.  Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.  In the fourth quarter of 2008, the Company recorded an impairment charge for the intangible assets related to the 2007 acquisition of McGill Digital Solutions.  See Note 5 for further information regarding the impact of the impairment of intangible assets.  Except as discussed in Note 5, there have been no impairment losses for long-lived assets, including finite-lived intangible assets, recorded in 2009, 2008 or 2007.

11.	Depreciation and Amortization
           Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leased equipment is depreciated over the term of the capital lease.  Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)
The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 – 5 years
Demonstration equipment	3 – 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

           Depreciation and amortization expense was $771, $702 and $437 for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	Advertising Costs
           Advertising costs are charged to operations when incurred. Advertising costs were $126, $286 and $595 for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	Comprehensive Loss
           Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss.  Items of comprehensive loss are unrealized gains and losses on short-term investments and foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss.  In 2009 and 2007, comprehensive losses included $19 and $315, respectively, of unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar compared to a $733 unrealized foreign currency translation loss in 2008.   In 2008 and 2007, comprehensive losses included $1 and $11, respectively, for unrealized investment losses.

14.	Research and Development and Software Development Costs
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.  No software development costs were capitalized during the years ended December 31, 2009, 2008 and 2007.  Software development costs have been recorded as research and development expense.  The Company incurred research and development expenses of $2,167 in 2009, $2,541 in 2008 and $1,198 in 2007.

15.	Basic and Diluted Loss per Common Share
           Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares.  Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.  Shares reserved for outstanding stock warrants and options totaling 3,196, 3,612 and 3,543 for 2009, 2008 and 2007, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.

16.	Deferred Income Taxes
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

17.	Accounting for Stock-Based Compensation
           The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model.  The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  Stock-based compensation expense of $698, $1,313 and $1,167 was charged to expense during 2009, 2008 and 2007, respectively.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company adopted the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. Due to the limited historical data to rely upon, the Company uses the “simplified” method in developing an estimate of expected term for stock options by the FASB guidance prescribed above.

           The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  Generally, the equity instruments issued for services and goods are shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

           See Note 9 for further information regarding the impact of the Company’s adoption of FASB ASC 718-10 and the assumptions used to calculate the fair value of share-based compensation.

18.	Fair Value of Financial Instruments
           “FASB ASC 820-10” Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments.

19.	Use of Estimates
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

Recent Accounting Pronouncements

In April 2009, the FASB issued “FASB ASC 820-10-50” Fair Value Measurements and Disclosures. FASB ASC 820-10-50 requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented.  Entities must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period.  FASB ASC 820-10-50 is effective for interim reporting periods ending after June 15, 2009.  FASB ASC 820-10-50 is effective for the Company’s quarter ending June 30, 2009.  The adoption did not have a material impact on the Company’s financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

In April 2009, the FASB issued “FASB ASC 820-10-35” Fair Value Measurements and Disclosures and Subsequent Measurement, which provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased.  FASB ASC 820-10-35 emphasizes that even if there has been a significant decrease in the volume and level of market activity for an asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same.  In addition, the statement provides guidance on identifying circumstances that indicate a transaction is not orderly. FASB ASC 820-10-35 is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the Company’s financial statements.

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

During May 2009, the FASB issued “FASB ASC 855-10,” Subsequent Events.  FASB ASC 855-10 requires the Company to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  FASB ASC 855-10 defines two types of subsequent events, as follows:  the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FASB ASC 855-10 is effective for interim and annual periods ending after June 15, 2009.  In February 2010, the FASB amended ASC 855-10 for certain provisions related to Securities and Exchange Commission filers.  The amendment provides that Securities and Exchange Commission filers are not required to disclose the date through which subsequent events have been evaluated.  The adoption did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued “FASB ASC 715-60,” Employers’ Disclosure about Postretirement Benefit Plan Assets.  FASB ASC 715-60 provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans.   FASB ASC 715-60 requires disclosures about how investment allocation decisions are made, the fair value of each major category of plan assets, valuation techniques used to develop fair value measurements of plan assets, the impact of measurements on change of plan assets when using significant unobseverable inputs, and significant concentrations of risk in the plan assets.  These disclosures are required for fiscal years ending after December 15, 2009.  The Company does not currently offer a defined benefit pension or other postretirement plan and therefore the adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities, with the exception of the SEC and its staff.   The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009.  Since it is not intended to change or alter existing U.S. GAAP, the Codification did not have any impact on the Company’s financial condition or results of operations. The Company adopted this presentation during the third quarter of 2009 and no longer refers to specific U.S. GAAP statements within its financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

In June 2009, the FASB issued “FASB ASC 860-10-05-3,” Accounting for Transfers of Financial Assets.  FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  ASC 860-10-05-3 also expands the disclosure requirements for such transactions.  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In June 2009, the FASB issued “FASB ASC 810-10-05-8,” Consolidation of Variable Interest Entities.  This statement will become effective for the Company in fiscal year 2010.  The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will instead be subject to the other relevant revenue recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition.  The Company believes adoption of this new guidance will not have a material impact on its financial statements.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	2009	2008
Balance at beginning of year	$92	$85
Provision for doubtful receivables	-	29
Write-offs	(41)	(22)
Balance at end of year	$51	$92

INVENTORIES

	December 31,
	2009	2008
Finished goods	$156	$356
Work-in-process	29	106
Total inventories	$185	$462

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies.  The Company recorded expense of $43, $65 and $73 during the years ended December 31, 2009, 2008 and 2007, respectively, related to this adjustment to cost of sales.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2009 and 2008 consisted primarily of deposits for trade shows and corporate insurance premiums.

PROPERTY AND EQUIPMENT
	December 31,
	2009	2008
Leased equipment	$321	$381
Equipment	1,330	1,315
Leasehold improvements	155	332
Demonstration equipment	151	151
Purchased software	651	532
Furniture and fixtures	565	614
Total property and equipment	$3,173	$3,325
Less: accumulated depreciation and amortization	(1,931)	(1,407)
Net property and equipment	$1,242	$1,918

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2009	2008
Compensation	$146	$720
Accrued lease obligations	-	142
Accrued rent	71	84
Sales tax and other	34	121
Total accrued liabilities	$251	$1,067

See Note 7 for additional information on accrued lease obligations.

DEFERRED REVENUE
	December 31,
	2009	2008
Deferred software maintenance	$75	$46
Customer deposits and deferred project revenue	287	135
Total deferred revenue	$362	$181

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31
	2009	2008	2007
Cash paid for:
Interest	$6	$22	$40
Noncash Investing and Financing Activities:
Collateral received for note receivable	-	1,937	-
Stock issued in acquisition of McGill Digital Solutions	-	-	312

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

NOTE 3: TERMINATION OF PARTNERSHIP AGREEMENT

On February 13, 2007, the Company terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which it had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, the Company paid Marshall $654 and agreed to pay a fee in connection with sales of its software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company agreed to pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users.  In each of 2009, 2008 and 2007, the Company recorded $50 of expense pursuant to the minimum payments required under the agreement.

NOTE 4: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENTS

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with FASB ASC 320-10-25.  Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial in 2009, 2008 and 2007.  Interest income of $76, $647 and $1,278 was recorded in 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, cash equivalents and available-for-sale marketable securities consisted of the following:

	December 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$10,210	$-	$-	$10,210
Total included in cash and cash equivalents	10,210	-	-	10,210

Total available-for-sale securities	$10,210	$-	$-	$10,210

	December 31, 2008
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Money market funds	$4,344	$-	$-	$4,344
Total included in cash and cash equivalents	4,344	-	-	4,344

Government and agency securities - maturing 2009	8,296	7	(2)	8,301
Total included in marketable securities	8,296	7	(2)	8,301

Total available-for-sale securities	$12,640	$7	$(2)	$12,645

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at December 31, 2009 includes funds held in a commercial paper sweep account totaling $10,210, which are included in cash and cash equivalents and considered available-for-sale in the consolidated balance sheet.  The Level 1 category at December 31, 2008 includes money market funds of $4,344, which are included in cash and cash equivalents in the consolidated balance sheet, and government agency securities of $8,301, which are included in marketable securities and considered as available for sale in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At December 31, 2009 and 2008, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At December 31, 2009 and 2008, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of December 31, 2009 and 2008.

NOTE 5: ACQUISITIONS AND INTANGIBLE ASSETS

In August 2007, the Company closed the transaction contemplated by the Stock Purchase Agreement by and between the Company, and Robert Whent, Alan Buterbaugh and Marlene Buterbaugh (the "Sellers"). Pursuant to such closing, the Company purchased all of the Sellers' stock in holding companies that owned McGill Digital Solutions, Inc. ("McGill"), based in Windsor, Ontario, Canada. The holding companies acquired from the Sellers and McGill were amalgamated into one wholly-owned subsidiary of the Company. The results of operations of McGill (now renamed Wireless Ronin Technologies (Canada), Inc., (“RNIN Canada”)) have been included in the Company's consolidated financial statements since August 16, 2007. The Company acquired McGill for its custom interactive software solutions used primarily for e-learning and digital signage applications. Most of RNIN Canada’s revenue is derived from products and solutions provided to the automotive industry.

The Company acquired the shares from the Sellers for cash consideration of $3,191, subject to potential adjustments, and 50 shares of the Company's common stock. The Company also incurred $178 in direct costs related to the acquisition. In addition, the Company agreed to pay earn-out consideration to the Sellers of up to $1,000 (CAD) and 50 shares of the Company's common stock if specified earn-out criteria are met. The earn-out criteria for 2007 was at least $4,100 (CAD) gross sales and a gross margin equal to or greater than 50%. If the 2007 earn-out criteria had been met, 25% of the earn-out consideration would have been paid.  The 2007 earn-out criteria were not met and no 2007 earn-out was paid.  The earn-out criteria for 2008 consisted of gross sales of at least $6,900 (CAD) and a gross margin equal to or greater than 50%.  The Company accrued the 2008 earn-out consideration as part of its valuation analysis which was completed in the fourth quarter of 2007.  The 2008 earn-out criteria were not met and no 2008 earn-out was paid.  The accrued 2008 earn-out was reversed at December 31, 2008.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)
The initial purchase price of the acquisition consisted of the following:

August 16,
2007
Cash payment to sellers	$3,191
Transaction costs	178
Accrued purchase price consideration	1,000
Stock issuance	312
Total purchase price	$4,681

The Company originally allocated the initial cost of the acquisition as follows:

August 16,
2007
Current assets	$1,392
Intangible assets	3,222
Property and equipment	237
Total assets acquired	4,851
Current liabilities	151
Long-term liabilities	19
Total liabilities assumed	170
Net assets acquired	$4,681

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
For the Year Ended December 31,
2007
Sales	$8,185
Loss from operations	(11,443)
Net loss	(10,463)
Basic and diluted loss per common share	$(0.85)

The unaudited pro forma condensed consolidated financial information is presented for informational purposes only.  The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated.

Impairment of Intangible Assets

The Company recorded amortization of acquisition-related intangibles expense of $0, $524 and $215 for the years ended December 31, 2009, 2008 and 2007, respectively.

In the fourth quarter of 2008, the Company recorded a charge for the impairment of assets related to the 2007 acquisition of McGill.  The Company reviews the carrying value of all long-lived assets, including intangible assets with finite lives, for impairment in accordance FASB ASC 360-10-05-4.  Under ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company tested the intangible assets acquired in the 2007 acquisition for impairment in the fourth quarter of 2008 and determined that the underlying assumptions and economic conditions surrounding the initial valuation of these assets had significantly changed and an impairment loss was recorded for the total $1,265 of net book value of these intangible assets.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

NOTE 6: CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under three capital lease arrangements with imputed interest of 16% to 22% per year.
Other information relating to the capital lease equipment is as follows:

	December 31,
	2009	2008

Cost	$322	$381
Less: accumulated amortization	(322)	(328)
Total	$-	$53

Amortization expense for capital lease assets was $53, $67 and $104 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in depreciation and amortization expense.
As of December 31, 2009, the Company had no further obligations under these capital leases.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. The lease requires the Company to maintain a letter-of-credit as collateral which will be released on the earlier of: (i) January 1, 2011; or (ii) after the thirty-first (31st) month of the term if the Company’s earnings before interest taxes, depreciation and amortization is $4,000 or higher on a ten percent profit margin.   The amount of the letter-of-credit as of December 31, 2009 was $328.   In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $361, $526 and $434 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations
2010	$262
2011	254
2012	250
2013	73
2014	29
Thereafter	-
Total future minimum obligations	$868

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

Lease Obligation
In July 2007, the Company moved from its former office space at 14700 Martin Drive in Eden Prairie to its office space at 5929 Baker Road in Minnetonka. Due to the move occurring during the third quarter of 2007, a liability for the costs that would continue to be incurred under the prior lease for its remaining term without economic benefit to the Company was recognized and measured at the fair value on the cease use date, July 9, 2007. The initial lease accrual was charged to rent in general and administrative expenses.  On March 6, 2009, the Company signed a lease termination agreement, which was subject to the sale of the property.  This agreement required the Company to make a final payment of $21 for all remaining obligations under this lease.  The sale of the property was completed on March 19, 2009 and the Company reversed the remaining accrued obligations of $94, which represented the net amount of the remaining accrual at the end of 2008, less the termination fee and other rent and operating costs incurred through this date.  The following is a schedule of the existing rental obligations, additional costs incurred and expected sublease receipts which existed at year-end:

	December 31,	Adjustments	December 31,
	2009	to Estimates	2008
Costs to be incurred:
Existing rental payments	$-	$(72)	$72
Expected operating	$-	$(25)	$25
Unamortized leasehold improvements	$-	$(44)	$44
Listing agent fee	$-	$-	$-

Sublease receipts
Expected sublease rental income	$-	$-	$-
Expected reimbursement of operating costs	$-	$-	$-

For the years ended December 31, 2009, 2008 and 2007, the Company had incurred costs of $47, $77 and $0, respectively, in rent for its former office space since vacating the property.  The Company initially calculated the present value based on a straight line allocation of the above costs and expected sublease receipts over the term of the lease. The costs listed above have been aggregated in the general and administrative line of the consolidated statement of operations.

Litigation
The Company was not party to any material legal proceedings as of December 31, 2009.

NOTE 8: SHAREHOLDERS' EQUITY

Follow-on Offering
In June 2007, the Company sold 4,290 shares and a selling shareholder of the Company sold 1,000 shares of the Company's common stock at $7.00 per share pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission in June 2007. The Company obtained approximately $27,093 in net proceeds as a result of this follow-on offering.

Registered Direct Offering
In November 2009, the Company sold a total of 2,615 shares of the Company’s common stock at $2.90 per share pursuant to a registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission in September 2009.   The Company obtained approximately $6,903 in net proceeds as a result of this registered direct offering.

Warrants
The Company has issued common stock purchase warrants to certain debt holders, contractors, and investors in connection with various transactions. The Company values the warrants using the Black-Scholes pricing model and they are recorded based on the reason for their issuance.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)
Warrants held by non-employees during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	1,637	$5.20	1,866	$5.28	2,229	$4.99
Granted	-	-	-	-	-	-
Exercised	-	-	(130)	3.29	(355)	3.18
Expired	(280)	8.39	(99)	9.04	(8)	17.21
Outstanding at end of year	1,357	$4.55	1,637	$5.20	1,866	$5.28
Non-exercisable	-		-		-
Outstanding and exercisable at end of year	1,357	$4.55	1,637	$5.20	1,866	$5.28

The Company issued a warrant to purchase 450 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company.  The warrant, which is included in the above table, became exercisable in November 2007 and expires in November 2011.

As of December 31, 2009, 2008 and 2007, the weighted average contractual life of the outstanding warrants was 1.45 years, 2.13 years and 3.03 years, respectively.

NOTE 9: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Warrants

The Company has issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model.  The warrants vest immediately and have exercise periods of five years.

Warrants held by employees during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	322	$7.00	363	$6.21	380	$6.06
Granted	-	-	-	-	-	-
Exercised	(15)	2.25	(41)	0.09	(16)	1.62
Expired	(78)	4.71	-	0.09	(1)	22.50
Outstanding and exercisable at end of year	229	$8.09	322	$7.00	363	$6.21

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

Information with respect to employee common stock warrants outstanding and exercisable at December 31, 2009 was as follows:

	Warrants Outstanding and Exercisable
		Weighted-
		Average	Weighted-
Range of		Remaining	Average	Aggregate
Exercise	Number	Contractual	Exercise	Intrinsic
Prices	Outstanding	Life	Price	Value
$2.25 - $6.74	7	0.07 Years	$2.25	10
$6.75 - $8.99	77	0.46 Years	6.75	-
$9.00 - $11.24	145	1.12 Years	9.07	-
	229	0.87 Years	$8.09	10

The Company received total proceeds of $34 for common stock warrants exercised during 2009.  The intrinsic value related to these warrants was $0.

Stock options

Amended and Restated 2006 Equity Incentive Plan
    In March 2006, the Company's Board of Directors adopted the 2006 Equity Incentive Plan (now known as the Amended and Restated 2006 Equity Incentive Plan (the "EIP")) which was approved by the Company's shareholders in February 2007. Participants in the EIP may include the Company's employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was 1,000 shares.  In November 2007, the Company's shareholders approved an amendment to increase the number of shares reserved for issuance to 1,750.  In June 2009, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 2,125 and also increased the maximum number of shares for which awards may be granted to any individual participant in any calendar year from 300 to 500.  The EIP expires in March 2016.  As of December 31, 2009, there were 707 shares available for future awards under the EIP.

Incentive options may be granted only to the Company's officers, employees or corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the EIP. The Company will not grant non-statutory options under the EIP with an exercise price of less than 85% of the fair market value of the Company's common stock on the date of grant.

2006 Non-Employee Director Stock Option Plan
    In April 2006, the Company's Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the "DSOP") which was approved by the Company's shareholders in February 2007.  The DSOP provides for the grant of options to members of the Company's Board of Directors who are not employees of the Company or its subsidiaries.  Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors is automatically entitled to a grant of an option for the purchase of 40 shares of common stock, 10 of which vest and become exercisable on the date of grant, and additional increments of 10 shares become exercisable and vest upon each director's reelection to the Board of Directors. The number of shares originally reserved for awards under the DSOP was 510 shares. Options are required to be granted at fair market value.  As of December 31, 2009, there were 260 shares available for future awards under the 2006 Non-Employee Director Stock Option Plan.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

The Company values the options using the Black-Scholes pricing model.  The options vest over a four-year period and have a five-year term.  In April 2008, as part of a former director’s resignation from the Board of Directors, a stock option for the purchase of 10 shares was modified to extend the expiration date and immediately vest, resulting in $19 of non-cash stock-based compensation expense.  In September 2008, as part of a former employee’s separation from the Company, a stock option for the purchase of 120 shares was modified to extend the expiration date and immediately vest, resulting in $94 of non-cash stock-based compensation expense.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, December 31, 2006	463	$4.00
Granted	906	4.99
Exercised	(1)	6.02
Forfeited or expired	(54)	4.79
Balance, December 31, 2007	1,314	$4.65
Granted	993	1.70
Exercised	-	-
Forfeited or expired	(654)	4.63
Balance, December 31, 2008	1,653	$2.89
Granted	380	1.66
Exercised	(21)	1.26
Forfeited or expired	(402)	3.90
Balance, December 31, 2009	1,610	$2.36

    The Company received total proceeds of $35 for stock options exercised during 2009.  The intrinsic value related to these options was $27.

    Information with respect to employee common stock options outstanding and exercisable at December 31, 2009 is as follows:

	Stock Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of Exercise	Number	Remaining	Average	Intrinsic	Options	Average	Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$0.67 - $2.79	1,065	7.6 Years	$1.27	$2,577	430	$1.19	$1,075
$2.80 - $3.99	110	3.3 Years	2.92	85	34	2.83	29
$4.00 - $5.64	250	1.6 Years	4.04	-	230	4.04	-
$5.65 - $6.42	143	2.1 Years	5.80	-	73	5.80	-
$6.43 - $7.38	42	2.5 Years	7.07	-	21	7.07	-
	1,610	5.7 Years	$2.36	$2,662	788	$2.67	$1,104

Restricted Stock and Share Awards

    The Company issued a restricted stock award of 25 shares and a stock bonus of 5 shares in April 2009 to an executive officer.  The vesting condition of the restricted stock includes continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009.  The vesting condition related to the revenue target was met in 2009. The fair value of the shares was based on the closing market price

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

on the date of grant of $2.20 per share.  The fair market value of the grant totaled $66, of which $49 was recognized as stock compensation expense in 2009 as reflected in the stock-based compensation table below.  The remaining stock compensation expense of $17 will be recognized on straight-line basis over the remaining four-month restriction period in 2010.

The Company issued a restricted stock unit for 6 shares in 2007 of the Company's common stock to a certain employee as stock-based compensation. The Company valued the restricted stock unit at $6.25 per share, which was the price of the Company's common stock on the date of issuance.  The restricted stock unit vested on January 1, 2008.  Because the award was approved by the shareholders of the Company in February 2007, expense was recorded for the award during the year ended December 31, 2007.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock-based compensation costs included in:
Cost of sales	$6	$20	$-
Sales and marketing expenses	331	202	126
Research and development expenses	42	37	86
General and administrative expenses	319	1,054	955
Total stock-based compensation expenses	$698	$1,313	$1,167

At December 31, 2009, there was approximately $809 of total unrecognized compensation expense related to unvested share-based awards.  The expense will be recognized ratably over the next 1.76 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted was $1.06, $1.11 and $3.29 per share for 2009, 2008 and 2007, respectively.  These values were calculated using the following weighted average assumptions:

	2009	2008	2007
Expected life	3.25 Years	3.31 Years	3.64 Years
Dividend yield	0%	0%	0%
Expected volatility	98 to 105.6%	98.5%	97.2%
Risk-free interest rate	1.3 to 1.6%	1.9%	4.6%

The estimated fair value of stock options that vested during 2009, 2008 and 2007 was $683, $1,324 and $455, respectively.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.   Due to the limited historical data to rely upon, the Company utilizes the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1.  The expected life of stock options represents the weighted-average period the stock options are expected to remain outstanding.  The Company used historical closing stock price volatility for a period equal to the period its common stock has

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

been trading publicly.  The Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and reduced for estimated forfeitures.  FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company has little historical experience on which to base an assumption and has used a zero percent forfeiture rate assumption in years 2009, 2008 and 2007.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan under which 300 shares have been reserved for purchase by the Company’s associates.  The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period.  Offering periods are every six months ending on June 30 and December 31.  Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  Total shares purchased by associates under the plan were 83 and 143 in the year ended December 31, 2009 and 2008, respectively.  There were 74 shares reserved under the plan as of December 31, 2009.

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

Net sales per geographic region, based on location of end customer, are summarized as follows:
	For the Years Ended December 31,
	2009	2008	2007

United States	$4,379	$6,271	$5,529
Canada	127	1,110	456
Other countries	503	-	-
Total Sales	$5,009	$7,381	$5,985

Geographic segments of property and equipment are as follows:

	2009	2008
Property and equipment, net:
United States	$935	$1,398
Canada	307	520
Total	$1,242	$1,918

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

A significant portion of the Company's revenue is derived from a few major customers.  Customers with greater than 10% of total sales are represented on the following table:

	Year ended December 31,
Customer	2009	2008	2007
Aramark	21.7%	*	*
Reuters Ltd.	15.8%	*	*
Chrysler (BBDO Detroit/Windsor)	14.3%	31.8%	18.3%
KFC	10.1%	17.9%	*
NewSight Corporation	*	*	42.5%
	61.9%	49.7%	60.8%

* Sales to these customers were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2009, a significant portion of the Company's accounts receivable was concentrated with one customer.  Customers with greater than 10% of total accounts receivable are represented on the following table:

	Year ended December 31,
Customer	2009	2008
Chrysler (BBDO Detroit/Windsor)	41.8%	44.5%

NOTE 11: INCOME TAXES

There is no current or deferred tax provision or benefit for the years ended December 31, 2009, 2008 and 2007.

The Company has not provided for U.S. taxes on the loss of $6,302 incurred by its Canadian wholly owned subsidiary.  If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:
	2009	2008
Current asset / (liability):
Allowance for doubtful accounts	$20	$37
Property and equipment	(192)	(87)
Accrued expenses	29	33
Severance	9	200
Non-qualified stock options	410	289
Non-current asset:
Net foreign carryforwards	2,077	1,384
Net operating loss carryforwards	19,620	17,821
Deferred tax asset	21,973	19,677
Less: valuation allowance	(21,973)	(19,677)
Net deferred tax asset	$-	$-

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2009, the Company had federal net operating loss, or NOL carryforwards of approximately $50,697, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of $44,368, which will begin to expire in 2020. The utilization of a portion of the Company's NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.  A 382 study has not been completed as of December 31, 2009.

Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. Accordingly, a full valuation allowance has been recorded against the Company's deferred tax asset.

On January 1, 2007, the Company adopted the provisions in accordance with “FASB ASC 740-10”, Income taxes.  As a result of the implementation this guidance, the Company recognized no material adjustment in the liability for unrecognized income tax benefits and had no effect on shareholders’ equity. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009 and 2008, the Company had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for years 2005-2008.

The components of income tax expense (benefit) consist of the following:
	Year ended December 31,
	2009	2008	2007
Income tax provision:
Deferred:
Federal	$(2,088)	$(5,179)	$(2,895)
State	485	(990)	(468)
Foreign	(693)	(1,144)	(240)
Change in valuation allowance	2,296	7,313	3,603
Total income tax expense (benefit)	$-	$-	$-

The Company will continue to assess and evaluate strategies to enable the deferred tax asset, or a portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the "more likely than not" criteria is satisfied.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year ended December 31,
	2009		2008		2007

Federal statutory rate	(34.0	) %	(34.0	) %	(34.0	) %
State taxes	(3.3)		(4.8)		(4.6)
Foreign rate differential	0.9		(0.6)		(0.3)
Stock-based compensation	1.1		1.0		3.6
Intangibles expense	-		3.0		-
Other	0.1		0.1		(0.4)
Change in estimated tax rate	12.6		(0.6)		(2.9)
Change in valuation allowance	22.6		35.9		38.6
	-%		-%		-%

NOTE 12: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31
2009
Sales	$1,433	$963	$1,076	$1,537
Gross profit	273	220	362	568
Loss from operations	(2,943)	(2,669)	(2,478)	(2,163)
Net loss	(2,903)	(2,655)	(2,471)	(2,154)
Net loss per share - basic and diluted	$(0.20)	$(0.18)	$(0.17)	$(0.13)

2008
Sales	$1,933	$1,596	$1,950	$1,902
Gross profit	399	62	102	229
Loss from operations	(4,462)	(5,118)	(4,752)	(6,981)
Net loss	(4,197)	(4,960)	(4,635)	(6,900)
Net loss per share - basic and diluted	$(0.29)	$(0.34)	$(0.31)	$(0.47)

NOTE 13:  IMPAIRMENT OF NETWORK EQUIPMENT HELD FOR SALE

In August 2007, the Company announced that its largest customer during 2007, NewSight Corporation (“NewSight”), had re-prioritized various elements of its planned digital signage system implementations, including a delay in the rollout of network installations into large, upscale malls, and the launch, installation and operation of digital signage networks in physicians’ offices. In connection with NewSight’s re-prioritization, the Company agreed to provide digital signage to retrofit 102 stores of an existing network and newly configure approximately 79 stores of a grocery store chain in the Midwest, Meijer, Inc. (“Meijer”), under a digital signage agreement.

In consideration of this undertaking to complete the Meijer Network (as defined below), the Company agreed to take a promissory note and security interest in certain equipment, while it understood NewSight was in the process of raising capital.  Effective October 2007, NewSight issued the Company a Secured Promissory Note (the “Note”) for goods provided and services rendered, in an original principal amount of $1,760. In connection with the issuance of the Note, the Company also entered into a Security Agreement, dated October 2007, with

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

NewSight pursuant to which the Company acquired a security interest in certain collateral of NewSight, consisting of all existing and after-acquired video screens and monitors and other equipment for digital signage then or thereafter provided by the Company to NewSight, including all such equipment located in the Fashion Square Mall in Saginaw, Michigan and the Asheville Mall in Asheville, North Carolina, and any grocery store premises operated by Meijer and its affiliates (the “Meijer Network”) and all related hardware, software and parts used in connection with such equipment or the Meijer Network and all proceeds from such personal property, but not including any intellectual property of NewSight (the “Collateral”).  Pursuant to the Note, this debt obligation would mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

The Company extended the term of the Note to allow NewSight more time to complete its financing efforts, in January 2008, April 2008 and June 2008. In connection with the first of such extensions, the Company agreed to credit NewSight customer deposits aggregating $277 against the amount of the Note.  In connection with the second extension, the Company agreed to terminate several other agreements with NewSight: the physician office agreement to develop the “NewSight on Health” physicians network; the agreement for development of the Pyramid Mall network; and the 3-D software development agreement.

The Note, as amended, matured in August 2008. NewSight’s aggregate indebtedness to the Company, including the Note, accrued interest, and all accrued warehousing fees and expenses and network operating and maintenance expenses, totaled $2,761, net of deferred revenue of $1,030, at such date (the “Aggregate Indebtedness”). Given NewSight’s inability to obtain financing that would have allowed it to repay this obligation and given the termination of NewSight’s business relationship with Meijer regarding the Meijer Network, the Company entered into negotiations with NewSight and its principal creditor, Prentice Capital Management, L.P. (“Prentice”), to obtain ownership of the Collateral (other than the Released Collateral (as defined below)) (the “Surrendered Collateral”) in recognition of its rights as a secured creditor. The “Released Collateral” represented Collateral presently installed at the stores operated by CBL Associated at the Fashion Square Mall and the Asheville Mall.

In August 2008, the Company entered into a Turnover and Surrender Agreement with NewSight (the “Turnover and Surrender Agreement”) under which NewSight surrendered, transferred and turned over to the Company, and the Company accepted, the Surrendered Collateral in full satisfaction of the Aggregate Indebtedness. The Company agreed that, except for the obligations under the Turnover and Surrender Agreement, NewSight had no further obligations to it. The Surrendered Collateral was turned over and surrendered to the Company on an “as is” and “where is” basis. Under the Turnover and Surrender Agreement, NewSight granted the Company an irrevocable license and consent to enter into any properties licensed to or leased by NewSight for the purpose of taking possession and control of such collateral. NewSight further agreed to indemnify and hold the Company and its subsidiary, and all of its shareholders, agents, officers and directors harmless against any and all claims, losses and expenses (including attorneys fees) related to any claims against them as a result of a breach of any covenant, representation or warranty by NewSight in the Turnover and Surrender Agreement, and claims by any creditor, shareholder or trustee of NewSight relating to the transfer and surrender under the Turnover and Surrender Agreement. The Company and NewSight also agreed to a mutual release of all claims except obligations arising under the Turnover and Surrender Agreement.

In addition, the Company entered into a Consent Agreement with Prentice in August 2008 (the “Consent Agreement”) pursuant to which Prentice consented to the terms and conditions of the Turnover and Surrender Agreement. The Consent Agreement also provided for the allocation of any future proceeds received or paid to the Company in connection with the Surrendered Collateral or the Meijer Network. In general, such funds would be applied in the following manner: (1) first to payment of the Company’s expenses in connection with the turnover and surrender, (2) second to payment of the Company’s expenses in connection with replacing, modifying or enhancing the Surrendered Collateral, (3) third to the Company in payment of the Aggregate Indebtedness, (4) fourth the next $100 of proceeds would be allocated 70% to the Company and 30% to Prentice, and (5) fifth all remaining proceeds would be allocated 50% to the Company and 50% to Prentice. These allocations also applied in the event of the sale or contribution by the Company of the Surrendered Collateral or the Meijer Network. However, such allocations did not apply to amounts paid or payable to the Company in payment or reimbursement of its monthly costs to operate or service the Meijer Network. The rights and interests granted by the Company to Prentice under the Consent Agreement were to expire on the third anniversary of the Consent Agreement.  The Company and Prentice also generally agreed to a mutual release of all claims.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

In August 2008, the Company also entered into an Interim Operating Agreement with ABC National Television Sales, Inc. (“ABC”) and Met/Hodder, Inc. (“MH”) pursuant to which the parties continued to operate the Meijer Network through October 2008 (the “Interim Operating Agreement”). The Company entered into the Interim Operating Agreement to continue to run the Meijer Network for an interim period necessary to establish a more permanent arrangement with respect to the Meijer Network ownership and placement in Meijer stores. The Company received $51, paid out of advertising revenues on the Meijer Network, under this agreement in 2008.

Meijer then sent a request for proposal to several national network providers, including the Company, to build out the remaining network of 82 stores and continue to support the existing network of 102 stores in which the Company owned the network hardware.  The Company had expected Meijer to choose one of these network providers in the fourth quarter of 2008, with which to move forward. As of September 30, 2008, the Company had reclassified the NewSight account receivable balance of $2,430, deferred revenue of $1,030, deferred costs of $586, and the accrued finder’s fees of $48 to Network equipment held for sale totaling $1,937. This asset appeared as a separate line on the balance sheet as a current asset at September 30, 2008.

Subsequent to December 31, 2008, Meijer abandoned plans to maintain the network.  As a result, the Company moved approximately $171 of equipment from the in-box collateral base into inventory and recorded an impairment loss in the fourth quarter of 2008 on the remaining $1,766 of network equipment held for sale.

NOTE 14: SEVERANCE EXPENSE

In June 2008, the Company announced that John Witham had resigned from his positions as the Company’s Executive Vice President and Chief Financial Officer.  The Board of Directors approved an arrangement whereby in consideration for Mr. Witham’s execution of a reasonable and customary release, Mr. Witham would receive severance payments equal to one and a half times his base salary, one and a half times his prior year bonus, medical (COBRA) benefits for one year, and payment for accrued, unused paid time off, as set forth in his employment agreement for a termination without cause, as well as an extension of the amount of time Mr. Witham had to exercise his vested stock options.  In the second quarter of 2008, the Company recorded total charges of $353 related to Mr. Witham’s separation.

In September 2008, the Company announced that Jeffrey Mack had resigned from his positions as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer.  The Board of Directors approved an arrangement whereby in consideration for Mr. Mack’s execution of a reasonable and customary release, Mr. Mack would receive severance payments equal to one year’s base salary, medical (COBRA) benefits for one year, accelerated vesting of his options for the purchase of 120 shares at $2.80 per share, and a 90-day extension of the post-termination exercisability of (a) such options and (b) his warrants for the purchase of 35 shares at $2.25 per share.  In the third quarter of 2008, the Company recorded total charges of $286 for severance expense, as well as $94 of non-cash stock-based compensation, related to Mr. Mack’s separation.

In November and December 2008, the Company announced workforce reductions of 35 and 27 people, respectively, including employees and contractors at both its U.S. and Canadian operations, to better match its infrastructure and expenses with sales levels and current client projects.  Coupled with three other U.S. employee resignations prior to the December 2008 reduction in force, these actions resulted in an approximate 40 percent total headcount reduction during the fourth quarter of 2008.  The combined severance expense from the two workforce reductions totaled $274.

In March and April 2009, the Company continued to make organizational changes to better align resources.  The combined severance expense related to these workforce reductions totaled $237 and $210, respectively.  As of December 31, 2009, a total severance amount of $37 remained to be paid in 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(in thousands, except per share amounts)

The following table provides financial information on the employee severance expense and remaining accrued balance at December 31, 2009:

		For the Years Ended December 31,
		2009	2008
Cost of sales		$85	$43
Sales and marketing		-	9
Research and development		-	202
General and administrative		362	779
	Total	$447	$1,033

	Accrual			Accrual
	December 31,	Net		December 31,
	2008	Additions	Payments	2009

Employee severance expense	$582	$447	$(992)	$37

NOTE 15: SUBSEQUENT EVENTS

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”).  The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2.5 million at an interest rate of prime plus 1.5%.  The amount available to the Company at any given time is the lesser of (a) $2.5 million, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  While there are outstanding credit extensions (other than the Company’s outstanding lease letter of credit), the Company must maintain a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500,000); July 1, 2010 through December 31, 2010 ($8,500,000); and January 1, 2011 and thereafter ($7,500,000).  These tangible net worth minimums increase (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from the Company’s issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt.  The Company generally requires the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).  The Loan and Security Agreement matures on March 17, 2011.

In connection with the Company’s entry into the Loan and Security Agreement, the Company granted Silicon Valley Bank (a) a general, first-priority security interest in all of the Company’s assets, equipment and inventory under the Loan and Security Agreement, (b) a security interest in all of the Company’s intellectual property under an Intellectual Property Security Agreement, and (c) a security interest in all of the stock of Wireless Ronin Technologies (Canada), Inc., the Company’s wholly-owned subsidiary, under a Stock Pledge Agreement.  In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year warrant to purchase up to 41,391 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.

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
10.1
Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2009 (File No. 001-33169)).

10.2
Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).

10.3	Wireless Ronin Technologies, Inc. 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on October 2, 2007 (File No. 001-33169)).
10.4
Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

10.5
Form of Incentive Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-KSB filed on March 28, 2007 (File No. 001-33169)).

10.6
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.7
Form of Restricted Stock Award Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-15019)).

10.8
Form of Non-Qualified Stock Option Agreement for Stephen F. Birke under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.9	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Technologies, Inc. 2006 Non-Employee Director Stock Option Plan.
10.10
Employment Agreement, dated as of April 1, 2006, between the Registrant and Scott W. Koller (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

E-1

Exhibit Number	Description
10.11
Executive Employment Agreement between James C. Granger and the Registrant, dated December 17, 2008 (incorporated by reference to our Current Report on Form 8-K filed December 23, 2008 (File No. 001-33169)).

10.12
Employment Agreement, dated as of March 9, 2009, between the Registrant and Darin P. McAreavey (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-15019)).

10.13
Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated May 8, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-33169)).

10.14
Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated December 31, 2008 (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009 (File No. 001-33169)).

10.15
Separation Agreement and General Release between the Registrant and John A. Witham, dated July 1, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-33169)).

10.16
Separation Agreement and General Release between the Registrant and Jeffrey C. Mack, dated September 23, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.17
Separation Agreement and General Release between the Registrant and Brian S. Anderson, dated June 3, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-15019)).

10.18	Separation Agreement dated March 6, 2009, between Robert W. Whent and the Registrant (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-15019)).
10.19	2010 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K/A filed January 6, 2010 (File No. 001-33169)).
10.20
Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).

10.21
Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-15019)).

10.22
Placement Agency Agreement between the Registrant, Feltl and Company, Inc. and Barrington Research Associates, Inc., dated November 4, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 001-15019)).

10.23	Form of Subscription Agreement for First Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 001-15019)).
10.24
Placement Agency Agreement between the Registrant and Feltl and Company, Inc., dated November 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 13, 2009 (File No. 001-15019)).

10.25	Form of Subscription Agreement for Second Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on November 13, 2009 (File No. 001-15019)).
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350