Form 10-Q
period 2010-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2010-05-07
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of May 7, 2010, the registrant had 17,700,249 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,398	$12,273
Accounts receivable, net of allowance of $51 and $51	796	1,096
Inventories	299	185
Prepaid expenses and other current assets	185	151
Total current assets	11,678	13,705
Property and equipment, net	1,120	1,242
Restricted cash	217	380
Other assets	20	20
TOTAL ASSETS	$13,035	$15,347

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$804	$976
Deferred revenue	364	362
Accrued liabilities	456	251
TOTAL LIABILITIES	1,624	1,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding	-	-
Common stock, 50,000 shares authorized; 17,700 and 17,614
shares issued and outstanding	177	176
Additional paid-in capital	88,823	88,371
Accumulated deficit	(77,148)	(74,395)
Accumulated other comprehensive loss	(441)	(394)
Total shareholders' equity	11,411	13,758
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,035	$15,347

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2010	2009
Sales
Hardware	$203	$503
Software	70	166
Services and other	802	764
Total sales	1,075	1,433
Cost of sales
Hardware	135	451
Software	8	-
Services and other	508	709
Total cost of sales (exclusive of depreciation and amortization shown separately below)	651	1,160
Gross profit	424	273
Operating expenses:
Sales and marketing expenses	731	831
Research and development expenses	795	391
General and administrative expenses	1,483	1,795
Depreciation and amortization expense	176	199
Total operating expenses	3,185	3,216
Operating loss	(2,761)	(2,943)
Other income (expenses):
Interest expense	(2)	(3)
Interest income	10	43
Total other income (expense)	8	40
Net loss	$(2,753)	$(2,903)
Basic and diluted loss per common share	$(0.16)	$(0.20)
Basic and diluted weighted average shares outstanding	17,653	14,850

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Month Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	$(2,753)	$(2,903)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	176	199
Allowance for doubtful receivables	-	(16)
Stock-based compensation expense	153	187
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	300	395
Inventories	(114)	121
Prepaid expenses and other current assets	30	72
Other assets	(1)	3
Accounts payable	(172)	(236)
Deferred revenue	2	(10)
Accrued liabilities	201	(76)
Net cash used in operating activities	(2,178)	(2,264)
Investing activities
Purchases of property and equipment	(44)	(61)
Purchases of marketable securities	-	(22)
Sales of marketable securities	-	5,417
Net cash (used in) provided by investing activities	(44)	5,334
Financing activities
Payments on capital leases	-	(19)
Restricted cash	164	-
Exercise of options and warrants	234	-
Net cash (used in) provided by financing activites	398	(19)
Effect of Exchange Rate Changes on Cash	(51)	(11)
Increase (Decrease) in Cash and Cash Equivalents	(1,875)	3,040
Cash and Cash Equivalents, beginning of period	12,273	5,294
Cash and Cash Equivalents, end of period	$10,398	$8,334

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2010.

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

The Company's wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc. (“RNIN Canada”), an Ontario, Canada provincial corporation located in Windsor, Ontario, develops "e-learning, e-performance support and e-marketing" solutions for business customers. E-learning solutions are software-based instructional systems developed specifically for customers, primarily in sales force training applications. E-performance support systems are interactive systems produced to increase product literacy of customer sales staff. E-marketing products are developed to increase customer knowledge of and interaction with customer products.

The Company and its subsidiary sell products and services primarily throughout North America.

Summary of Significant Accounting Policies

Further information regarding the Company’s significant accounting policies can be found in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The Company applies the provisions of Accounting Standards Codification subtopic 605-985, Revenue Recognition: Software (or ASC 605-35) to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 605-985-25-5.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Software design and development services

Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with FASB ASC 605-985-25-88 through 107.  Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. The Company measures its progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer.  Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet.  The Company’s presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

Uncompleted contracts at March 31, 2010 and 2009 are as follows:

	March 31, 2010	December 31, 2009
Cost incurred on uncompleted contracts	$270	$205
Estimated earnings	105	226
Revenue recognized	375	431
Less: billings to date	(551)	(532)
	$(176)	$(101)

The above information in presented in the balance sheet as follows:
	March 31, 2010	December 31, 2009
Costs and estimated earnings in excess of billings
on uncompleted contracts recorded as accounts receivable	$-	$74

Billings in excess of costs and estimated earnings
on uncompleted contracts recorded as deferred revenue	(176)	(175)
	$(176)	$(101)

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Implementation services

Implementation services revenue is recognized when installation is completed.

Maintenance and hosting support contracts

Maintenance and hosting support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues.  The Company also offers a hosting service through its network operations center (“NOC”), allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day.

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

2. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 6 for further information on certain outstanding receivables at March 31, 2010.

3. Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.  No software development costs were capitalized during the three months ended March 31, 2010 or 2009.  Software development costs have been recorded as research and development expense.

4. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model.  The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

See Note 5 for further information regarding the Company’s stock-based compensation.

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

6. Deferred Financing Costs

Amortization expense related to the deferred financing costs was $2 and $0 for the three months ended March 31, 2010 and 2009, respectively, and is recorded as a component of interest expense.

7. Subsequent events

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-05-3, Accounting for Transfers of Financial Assets.  FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  ASC 860-10-05-3 also expands the disclosure requirements for such transactions.  This statement became effective for the Company in fiscal year 2010.  The adoption did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05-8, Consolidation of Variable Interest Entities.  This statement became effective for the Company in fiscal year 2010.  The adoption did not have a significant impact on the Company’s financial statements.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Three Months Ended	Twelve Months Ended
	March 31, 2010	December 31, 2009
Balance at beginning of period	$51	$92
Provision for doubtful receivables	-	-
Write-offs	-	(41)
Balance at end of period	$51	$51

INVENTORIES

	March 31,	December 31,
	2010	2009
Finished goods	$215	$156
Work-in-process	84	29
Total inventories	$299	$185

No adjustments were made for the three months ended March 31, 2010 or 2009, respectively, to reduce inventory values to the lower of cost or market.

PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2010	2009
Leased equipment	$321	$321
Equipment	1,377	1,330
Leasehold improvements	159	155
Demonstration equipment	155	151
Purchased software	658	651
Furniture and fixtures	570	565
Total property and equipment	$3,240	$3,173
Less: accumulated depreciation and amortization	(2,120)	(1,931)
Net property and equipment	$1,120	$1,242

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	March 31,	December 31,
	2010	2009
Deferred software maintenance	$100	$75
Customer deposits and deferred project revenue	264	287
Total deferred revenue	$364	$362

ACCRUED LIABILITIES

	March 31,	December 31,
	2010	2009
Compensation	$361	$146
Accrued rent	67	71
Sales tax and other	28	34
Total accrued liabilities	$456	$251

See Note 4 for additional information on accrued remaining lease obligations.

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss, foreign currency translation and unrealized gain (loss) on investments. Comprehensive loss for the three months ended March 31, 2010 and 2009, respectively, was as follows:

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(2,753)	$(2,903)
Unrealized loss on investments	-	(5)
Foreign currency translation loss	(47)	(45)
Total comprehensive loss	$(2,800)	$(2,953)

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2010	2009
Cash paid for:
Interest	$-	$3

Non-cash financing activity:
Warrants issued for debt issuance costs	$66	$-

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with FASB ASC 320-10-25.  Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial in the first quarter of 2010 and 2009.

As of March 31, 2010 and December 31, 2009, cash equivalents consisted of the following:

	March 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$9,928	$-	$-	$9,928
Total included in cash and cash equivalents	$9,928	$-	$-	$9,928

	December 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$10,210	$-	$-	$10,210
Total included in cash and cash equivalents	$10,210	$-	$-	$10,210

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at March 31, 2010 and December 31, 2009 includes funds held in a commercial paper sweep account totaling $9,928, and $10,210, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At March 31, 2010 and December 31, 2009, the Company had no Level 2 financial assets on its consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At March 31, 2010 and December 31, 2009, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of March 31, 2010 and December 31, 2009.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. The lease requires the Company to maintain a letter-of-credit as collateral which will be released on the earlier of: (i) January 1, 2011; or (ii) after the thirty-first (31st) month of the term if the Company’s earnings before interest taxes, depreciation and amortization is $4,000 or higher on a ten percent profit margin.   The amount of the letter-of-credit as of March 31, 2010 was $164.   In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $96 and $73 for the three months ended March 31, 2010 and 2009, respectively.

Future minimum lease payments for operating leases are as follows:

At March 31, 2010	Lease Obligations
2010	$197
2011	254
2012	250
2013	73
2014	29
Total future minimum obligations	$803

Litigation

The Company was not party to any material legal proceedings as of May 7, 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”).  The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%.  The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  While there are outstanding credit extensions (other than the Company’s outstanding lease letter of credit), the Company must maintain a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  These tangible net worth minimums increase (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from the Company’s issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt.  Under the agreement the Company is  generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).  The Loan and Security Agreement matures on March 17, 2011.   The Company had a zero outstanding balance on this line-of-credit as of March 31, 2010.

In connection with the Company’s entry into the Loan and Security Agreement, the Company granted Silicon Valley Bank (a) a general, first-priority security interest in all of the Company’s assets, equipment and inventory under the Loan and Security Agreement, (b) a security interest in all of the Company’s intellectual property under an Intellectual Property Security Agreement, and (c) a security interest in all of the stock of Wireless Ronin Technologies (Canada), Inc., the Company’s wholly-owned subsidiary, under a Stock Pledge Agreement.  In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Stock-based compensation costs included in:
Cost of sales	$2	$(5)
Sales and marketing expenses	17	43
Research and development expenses	9	15
General and administrative expenses	123	134
Interest expense	2	-
Total stock-based compensation expenses	$153	$187

At March 31, 2010, there was approximately $1,055 of total unrecognized compensation expense related to unvested share-based awards. Generally, the expense will be recognized over the next four years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Valuation Information under ASC 718-10

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted was $1.67 and $0.72 per share for the three months ended March 31, 2010 and 2009, respectively.  In March 2010, the Company issued 254 stock options to two executive officers and certain key employees.    In addition, each of the Company’s six non-employee board members received a stock option award to purchase 20 shares of the Company’s common stock.  These values were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected life	4.15 years	3.25 years
Dividend yield	0%	0%
Expected volatility	94.3%	98.0%
Risk-free interest rate	2.4%	1.3%

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.   Due to the limited historical data to rely upon, the Company utilizes the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1 for awards granted prior to December 31, 2009.  From January 2010, the Company calculated the estimated expected life based upon historical exercise data.  The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly.   Due to the limited historical data prior to December 31, 2009, the Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures.  FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to December 31, 2009, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption.  From January 2010, the Company applied a pre-vesting forfeiture rate of 19.1% based on upon actual historical experience for all employee option awards.  The Company continues to apply a zero forfeiture rate to those options granted to its Board of Directors.

The Company issued a restricted stock award of 25 shares and a stock bonus of 5 shares in April 2009 to an executive officer.  The vesting condition of the restricted stock included continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009.  The vesting condition related to the revenue target was met in 2009 and continued employment condition was met in April 2010. The fair value of the shares was based on the closing market price on the date of grant of $2.20 per share.  The fair market value of the grant totaled $66 and is being recognized as stock compensation expense on a straight-line basis over the one-year restriction period. As of March 31, 2010, $3 remained to be expensed.

The Company issued restricted stock awards of 61 shares to two executive officers and certain key employees in March 2010.  Of the shares, 30 vest in annual installments over a three-year period with continued employment.  The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55.  The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of March 31, 2010, $153 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.  The Company computed the estimated fair value of the warrant using the Black-Scholes model of $1.59 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate.  The fair value of $66 is being amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. As of March 31, 2010, $64 remained to be expensed.

Stock options and warrants for 54 shares were cancelled or expired during the first three months of 2010.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares have been reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 227 in the year ended December 31, 2009.  There were 73 shares reserved under the plan as of March 31, 2010.

Employee Benefit Plan

In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.

NOTE 6: SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended
	March 31,
	2010	2009

United States	$896	$1,267
Canada	20	110
Other International	159	56
Total Sales	$1,075	$1,433

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Geographic segments of property and equipment and intangible assets are as follows:

	March 31,	December 31,
	2010	2009
Property and equipment, net:
United States	$862	$935
Canada	258	307
Total	$1,120	$1,242

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,
Customer	2010	2009
YUM!	14.7%	22.7%
Chrysler (BBDO Detroit/Windsor)	37.4%	16.4%
Reuters Ltd.	13.6%	12.8%
	65.7%	51.9%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2010 and December 31, 2009, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	March 31,	December 31,
Customer	2010	2009
KFC (Corporation & Franchisees)	12.1%	*
Chrysler (BBDO Detroit/Windsor)	43.8%	41.8%
	55.9%	41.8%

* Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

Significant Accounting Policies and Estimates

A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the first three months of 2010.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
Sales	$1,075	100.0%	$1,433	100.0%	$(358)	(25.0%)
Cost of sales	651	60.6%	1,160	80.9%	(509)	(43.9%)
Gross profit (exclusive of depreciation and amortization shown separately below)	424	39.4%	273	19.1%	151	55.3%
Sales and marketing expenses	731	68.0%	831	58.0%	(100)	(12.0%)
Research and development expenses	795	74.0%	391	27.3%	404	103.3%
General and administrative expenses	1,483	138.0%	1,795	125.3%	(312)	(17.4%)
Depreciation and amortization expense	176	16.4%	199	13.9%	(23)	(11.6%)
Total operating expenses	3,185	296.3%	3,216	224.4%	(31)	(1.0%)
Operating loss	(2,761)	(256.8%)	(2,943)	(205.4%)	182	(6.2%)
Other income (expenses):
Interest expense	(2)	(0.2%)	(3)	(0.2%)	(1)	33.3%
Interest income	10	0.9%	43	3.0%	(33)	(76.7%)
Total other income (expense)	8	0.7%	40	2.8%	(32)	(80.0%)
Net loss	$(2,753)	(256.1%)	$(2,903)	(202.6%)	$150	(5.2%)

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
United States	$896	83.3%	$1,267	88.4%	$(371)	(29.3%)
Canada	20	1.9%	110	7.7%	(90)	(81.8%)
Other International	159	14.8%	56	3.9%	103	183.9%
Total Sales	$1,075	100.0%	$1,433	100.0%	$(358)	(25.0%)

Sales

Our sales decreased 25% or $358 to $1,075 for the three months ended March 31, 2010, compared to the same period in the prior year. The decline in our hardware and software revenue was due to lower sales of digital signage deployments, partially offset by a 5% or $38 increase in services revenue as the Chrysler iShowroom initiative continued to expand.  During the first quarter of 2010, we recognized approximately $400 of services revenue from Chrysler LLC compared to $235 for the same period in the prior year.  In addition, Chrysler issued us approximately $400 of additional purchase orders for further enhancement to the iShowroom web-based application of which $100 was recognized as revenue during the first three months of 2010.  As of March 31, 2010, we had a total of $1,100 of purchase orders for which we had not recognized revenue.  Our recurring hosting and support revenue for the first three months of 2010 totaled $300, of which Chrysler LLC accounted for $138.  This represents a 305% year-over-year increase in our recurring hosting and support revenue.   During the first quarter of 2010 we installed digital menu boards in 19 YUM! quick serve restaurant (QSR) locations, which included 10 KFC/Taco Bell combo stores, compared to 35 KFC stores in the same period in the prior year.  We continue to work closely with YUM! to install digital menu boards on a market-by-market basis in both corporate and franchisee locations, which as of March 31, 2010 totaled 155 KFC and Taco Bell locations.  Although we continue discussions with KFC’s management regarding deployment at the remaining 800 KFC corporate stores, we cannot predict when, or whether, we will enter into an agreement for any large scale roll-out.  Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we are not able to predict or forecast our future revenues with any degree of precision at this time.

Cost of Sales

Our cost of sales decreased 44% or $509 to $651 for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease in cost of sales was due primarily to the lower levels of hardware sales for the reasons mentioned above. Of the decrease, cost of hardware sales was lower by $316 or 70% for the three months ended March 31, 2010 compared to the same period in the prior year.

Operating Expenses

Our operating expenses decreased 1% or $31 to $3,185 for the three months ended March 31, 2010 compared to the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 12% or $100 to $731 for the first three months of 2010 compared to $831 for the same period in the prior year.  The primary reasons for the decrease were due to lower employee compensation and tradeshow costs.   We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Included in sales and marketing expense was stock compensation expense of $17 and $43 during the first quarter of 2010 and 2009, respectively.  Any significant increase in our sales and marketing expenses for the full year 2010 relative to 2009 would be the result of higher levels of commission expense resulting from an increase in our revenues, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expense include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for the first three months of 2010 increased 103% or approximately $404 to $795 when compared to the same period in the prior year.   The increase was primarily the result of higher levels of contractor and other engineering consultant expense we incurred during the first three months of 2010 as we continue to make further enhancements to our RoninCast® proprietary software.  Overall, we had 29 developer employees and contractors as of March 31, 2010 compared to 26 as of March 31, 2009.  Included in research and development expense was stock compensation expense of $9 and $15 during the first quarter of 2010 and 2009, respectively. We believe our research and development expenses for the remaining quarters of 2010 will decrease compared to the first quarter of this year based upon anticipated  completion of certain development efforts during the second and third quarter of 2010.

General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.   Total general and administrative expenses decreased 17% or $312 to $1,483 for the first three months of 2010 compared to $1,795 for the same period in the prior year.  The decrease was the result of lower employee compensation and benefits, consulting and outside professional fees paid for legal and finance services.  During the first quarter of 2009 we recognized $237 of employee severance costs related to the organizational changes to better align our expenses with revenue. Included in general and administrative expense was stock compensation expense of $123 and $134 during the first quarters of 2010 and 2009, respectively. We currently believe our general and administrative costs will remain at similar levels for the remaining quarters of 2010 compared to the first quarter of this year.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities and amortization of our acquisition-related intangible assets, was also lower by $23 when comparing the first quarter of 2010 to the prior year period.  This was primarily the result of minimal capital expenditures being made during the past twelve months.

We will continue to monitor our operating expenses in relationship to our revenue levels and make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.

Interest Expense

Interest expense during the first three months of 2010 was $2 compared to $3 for same period in the prior year.  The $2 represents the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement dated March 18, 2010.  The warrant vested 100% on date of grant and the Company is recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis.  See Note 5 regarding the assumptions used in determining the fair value of this warrant.

Interest Income

Interest income declined by $33 for the three months ended March 31, 2010 compared to the same period in the prior year. The decrease in interest income was primarily due to a lower average cash balance during the first quarter of 2010 compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2010, we had an accumulated deficit of $77,148. The cash flow used in operating activities was $2,178 and $2,264 for the three months ended March 31, 2010 and 2009, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $2,753 and $2,903 for the three months ended March 31, 2010 and 2009, respectively.  Included in our net losses were non-cash charges consisting of depreciation and stock compensation expense totaling $329 and $386 for the three months ended March 31, 2010 and 2009, respectively.  Additionally, cash generated from changes in our working capital accounts further offset these net losses for both periods by $246 and $269 for the three months ended March 31, 2010 and 2009, respectively.   The primary reason for the increase in the changes to our working capital accounts was a result of a sequential decline in our revenues from the first quarter of 2010 and 2009, when compared to the fourth quarter of the previous years.  During the first quarter of 2010 our inventory increased $114 as a result of making a last-time buy on media-players and an increase in work-in-process.  Accrued liabilities increased $201 during the first three months of 2010 from the end of December 2009 primarily as a result of an accrual for payroll to our employees. Based on our current expense levels, we anticipate that our cash and cash equivalents will be adequate to fund our operations for the next twelve months.

Investing Activities

Net cash used in investing activities during the first three months of 2010 was $44 compared to $5,334 of net cash provided by investing activities during the same period in the prior year.  The decrease in cash provided by investing activities was due to net sales of marketable securities of $5,395 during the first three months of 2009 compared to $0 for the first quarter of 2010.  We spent $44 on capital equipment purchases during the first quarter of 2010 compared to $61 in the same period a year ago.

Financing Activities

Net cash provided by financing activities during the first three months of 2010 was $398 compared to $19 of net cash used in financing activities during the same period in the prior year.  The increase in cash provided by financing activities was the result of proceeds received from the exercise of stock options and common stock warrants and reduction in restricted cash balances.  We made principal payments totaling $19 on various capital leases during the first three months of 2009 and $0 in 2010.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.   Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offering we closed on November 9, 2009, will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders.  Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank.  These covenants include maintaining a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our levels of operations, infrastructure and personnel for the remainder of 2010.

Operating and Capital Leases

At March 31, 2010, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 10 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of March 31, 2010 and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$803	$241	$548	$14	$-
Total	$803	$241	$548	$14	$-

Based on our working capital position at March 31, 2010, we believe we have sufficient working capital to meet our current obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. We invest our available cash in a commercial paper sweep account. We have not experienced any losses on our deposits of our cash or cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first three months of 2010 and 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 7, 2010.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 14, 2010, an accredited investor who held a warrant for the purchase of 63,094 shares of common stock at $3.20 per share exercised such warrant. We obtained proceeds of $201,901 in connection with this warrant exercise, which were applied to working capital for general corporate purposes.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act.  The certificate representing the shares issued upon exercise of such warrant contains a restrictive legend preventing sale, transfer or other disposition, unless registered under the Securities Act.  The recipient of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC.  No discount or commission was paid in connection with the issuance of the shares upon exercise of such warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: May 7, 2010                                                                           By: /s/ Darin P. McAreavey
Darin P. McAreavey
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Quarterly Report on Form 10-QSB filed on November 14, 2007 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1
Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.2
Intellectual Property Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.3
Stock Pledge Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K  filed on March 24, 2010 (File No. 001-33169)).

10.4
Warrant to Purchase Stock issued by the Registrant to Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K  filed on March 24, 2010 (File No. 001-33169)).

10.5	2010 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed on January 7, 2010 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

27