Form 10-Q
period 2010-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2010-08-13
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 12, 2010, the registrant had 17,717,758 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,949	$12,273
Accounts receivable, net of allowance of $35 and $51	1,704	1,096
Inventories	252	185
Prepaid expenses and other current assets	187	151
Total current assets	10,092	13,705
Property and equipment, net	947	1,242
Restricted cash	217	380
Other assets	20	20
TOTAL ASSETS	$11,276	$15,347

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$996	$976
Deferred revenue	316	362
Accrued liabilities	442	251
TOTAL LIABILITIES	1,754	1,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding
Common stock, 50,000 shares authorized; 17,717 and 17,614	-	-
shares issued and outstanding	177	176
Additional paid-in capital	88,989	88,371
Accumulated deficit	(79,212)	(74,395)
Accumulated other comprehensive loss	(432)	(394)
Total shareholders' equity	9,522	13,758
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,276	$15,347

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales
Hardware	$644	$263	$847	$766
Software	338	230	408	396
Services and other	934	470	1,736	1,234
Total sales	1,916	963	2,991	2,396
Cost of sales
Hardware	429	267	564	718
Software	41	-	49	-
Services and other	532	476	1,040	1,185
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,002	743	1,653	1,903
Gross profit	914	220	1,338	493
Operating expenses:
Sales and marketing expenses	532	603	1,263	1,434
Research and development expenses	746	548	1,541	939
General and administrative expenses	1,521	1,545	3,004	3,340
Depreciation and amortization expense	171	193	347	392
Total operating expenses	2,970	2,889	6,155	6,105
Operating loss	(2,056)	(2,669)	(4,817)	(5,612)
Other income (expenses):
Interest expense	(16)	(2)	(18)	(5)
Interest income	8	16	18	59
Total other income (expense)	(8)	14	-	54
Net loss	$(2,064)	$(2,655)	$(4,817)	$(5,558)
Basic and diluted loss per common share	$(0.12)	$(0.18)	$(0.27)	$(0.37)
Basic and diluted weighted average shares outstanding	17,675	14,854	17,664	14,852

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net loss	$(4,817)	$(5,558)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	347	392
Allowance for doubtful receivables	(16)	(16)
Gain on disposal of property and equipment	-	(10)
Stock-based compensation expense	313	370
Amortization of warrants issued for debt issuance costs	18	-
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(592)	1,118
Inventories	(67)	187
Prepaid expenses and other current assets	28	146
Other assets	-	9
Accounts payable	18	(302)
Deferred revenue	(45)	(114)
Accrued liabilities	190	(320)
Net cash used in operating activities	(4,623)	(4,098)
Investing activities
Purchases of property and equipment	(55)	(91)
Purchases of marketable securities	-	(22)
Sales of marketable securities	-	8,323
Net cash (used in) provided by investing activities	(55)	8,210
Financing activities
Forfeiture of stock for payroll taxes	(25)	-
Payments on capital leases	-	(39)
Restricted cash	163	72
Exercise of options and warrants	264	52
Net cash provided by financing activites	402	85
Effect of Exchange Rate Changes on Cash	(48)	(22)
Increase (Decrease) in Cash and Cash Equivalents	(4,324)	4,175
Cash and Cash Equivalents, beginning of period	12,273	5,294
Cash and Cash Equivalents, end of period	$7,949	$9,469

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

Uncompleted contracts at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Cost incurred on uncompleted contracts	$295	$205
Estimated earnings	330	226
Revenue recognized	625	431
Less: billings to date	(603)	(532)
	$22	$(101)

The above information is presented in the balance sheet as follows:
	June 30, 2010	December 31, 2009
Costs and estimated earnings in excess of billings
on uncompleted contracts recorded as accounts receivable	$74	$74

Billings in excess of costs and estimated earnings
on uncompleted contracts recorded as deferred revenue	(52)	(175)
	$22	$(101)

Implementation services

Implementation services revenue is recognized when installation is completed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

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

2. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 6 for further information on certain outstanding receivables at June 30, 2010.

3. Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.  No software development costs were capitalized during the first half of 2010 and 2009.  Software development costs have been recorded as research and development expense.

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

6. Deferred Financing Costs

Amortization expense related to the deferred financing costs was $16 and $18 for the three and six months ended June 30, 2010, respectively, and is recorded as a component of interest expense. There was $0 amortization expense recorded in 2009.

7. Subsequent events

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 860-10-05-3, Accounting for Transfers of Financial Assets.  FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets.  ASC 860-10-05-3 also expands the disclosure requirements for such transactions.  This statement became effective for the Company for fiscal year 2010.  The adoption did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-05-8, Consolidation of Variable Interest Entities.  This statement became effective for the Company for fiscal year 2010.  The adoption did not have a material impact on the Company’s financial statements.

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

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Six Months Ended	Twelve Months Ended
	June 30, 2010	December 31, 2009
Balance at beginning of period	$51	$92
Provision for doubtful receivables	-	-
Write-offs	(16)	(41)
Balance at end of period	$35	$51

INVENTORIES

No adjustments were made for the six months ended June 30, 2010 or 2009, respectively, to reduce inventory values to the lower of cost or market.

	June 30,	December 31,
	2010	2009
Finished goods	$147	$156
Work-in-process	105	29
Total inventories	$252	$185

PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2010	2009
Leased equipment	$321	$321
Equipment	1,363	1,330
Leasehold improvements	159	155
Demonstration equipment	155	151
Purchased software	653	651
Furniture and fixtures	567	565
Total property and equipment	$3,218	$3,173
Less: accumulated depreciation and amortization	(2,271)	(1,931)
Net property and equipment	$947	$1,242

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

DEFERRED REVENUE

	June 30,	December 31,
	2010	2009
Deferred software maintenance	$104	$75
Customer deposits and deferred project revenue	212	287
Total deferred revenue	$316	$362

ACCRUED LIABILITIES

	June 30,	December 31,
	2010	2009
Compensation	$336	$146
Accrued rent	63	71
Sales tax and other	43	34
Total accrued liabilities	$442	$251

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss and foreign currency translation gains and losses. Comprehensive loss for the three and six months ended June 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(2,064)	$(2,655)	$(4,817)	$(5,558)
Foreign currency translation gain (loss)	9	31	(38)	(19)
Total comprehensive loss	$(2,055)	$(2,624)	$(4,855)	$(5,577)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2010	2009
Cash paid for:
Interest	$-	$4

Non-cash financing activity:
Warrants issued for debt issuance costs	$66	$-

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 3: MARKETABLE SECURITIES AND FAIR VALUE MEASUREMENT

Marketable securities consist of marketable debt securities. These securities are being accounted for in accordance with FASB ASC 320-10-25.  Accordingly, the unrealized gains (losses) associated with these securities are reported in the equity section as a component of accumulated other comprehensive income (loss).

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial during the first six months of 2010 and 2009.

As of June 30, 2010 and December 31, 2009, cash equivalents and available-for-sale marketable securities consisted of the following:

	June 30, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$7,363	$-	$-	$7,363
Total included in cash and cash equivalents	$7,363	$-	$-	$7,363

	December 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$10,210	$-	$-	$10,210
Total included in cash and cash equivalents	$10,210	$-	$-	$10,210

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at June 30, 2010 and December 31, 2009 includes funds held in a commercial paper sweep account totaling $7,363 and $10,210, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At June 30, 2010 and December 31, 2009, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At June 30, 2010 and December 31, 2009, the Company had no Level 3 financial assets on its consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of June 30, 2010 and December 31, 2009.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. The lease requires the Company to maintain a letter-of-credit as collateral which will be released on the earlier of: (i) January 1, 2011; or (ii) after the thirty-first (31st) month of the term if the Company’s earnings before interest taxes, depreciation and amortization is $4,000 or higher on a ten percent profit margin.   The amount of the letter-of-credit as of June 30, 2010 was $164.   In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $92 and $122 for the three months ended June 30, 2010 and 2009, respectively, and $188 and $195 for the six months ended June 30, 2010 and 2009, respectively.

Future minimum lease payments for operating leases are as follows:

At June 30, 2010	Lease Obligations
2010	$128
2011	259
2012	261
2013	84
2014	49
Total future minimum obligations	$781

Litigation

The Company was not party to any material legal proceedings as of August 12, 2010.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”).  The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%.  The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  While there are outstanding credit extensions (other than the Company’s outstanding lease letter of credit), the Company must maintain a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  These tangible net worth minimums increase (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from the Company’s issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt.  Under the agreement the Company is  generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).  The Loan and Security Agreement matures on March 17, 2011.   As of June 30, 2010, the Company did not meet the applicable minimum tangible net worth requirement. Prior to any advancement on the line-of-credit, the Company must either renegotiate the terms of the financial covenants or meet the applicable minimum tangible net worth requirement as outlined above.  The Company had a zero outstanding balance on this line-of-credit as of June 30, 2010.

In connection with the Company’s entry into the Loan and Security Agreement, the Company granted Silicon Valley Bank (a) a general, first-priority security interest in all of the Company’s assets, equipment and inventory under the Loan and Security Agreement, (b) a security interest in all of the Company’s intellectual property under an Intellectual Property Security Agreement, and (c) a security interest in all of the stock of RNIN Canada, under a Stock Pledge Agreement.  In addition,  the Company issued Silicon Valley Bank a 10-year warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation costs included in:
Cost of sales	$2	$1	$4	$(4)
Sales and marketing expenses	12	133	29	176
Research and development expenses	5	9	14	24
General and administrative expenses	143	40	266	174
Interest expense	16	-	18	-
Total stock-based compensation expenses	$178	$183	$331	$370

At June 30, 2010, there was approximately $899 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information under ASC 718-10

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted was $0.74 and $1.59 per share for the three and six months ended June 30, 2010 compared to $1.42 and $0.86 per share for the three and six months ended June 30, 2009, respectively.  In June 2010, the Company issued a stock option for the purchase of 30 shares to an employee.  The values were calculated using the following weighted average assumptions:

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected life	4.30 years	3.25 years	4.15 to 4.30 years	3.25 years
Dividend yield	0%	0%	0%	0%
Expected volatility	93.4%	99.0 to 100.4%	93.4 to 94.3%	98.0 to 100.4%
Risk-free interest rate	2.1%	1.3 to 1.6%	2.1 to 2.4%	1.3 to 1.6%

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures.  FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to December 31, 2009, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption.  From January 2010, the Company applied a pre-vesting forfeiture rate of 19.1% based on upon actual historical experience for all employee option awards.  The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

The Company issued a restricted stock award of 25 shares and a stock bonus of 5 shares in April 2009 to an executive officer.  The vesting condition of the restricted stock included continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009.  The vesting condition related to the revenue target was met in 2009 and the continued employment condition was met in April 2010. The fair value of the shares was based on the closing market price on the date of grant of $2.20 per share.  The fair market value of the grant totaled $66 and was recognized as stock compensation expense on a straight-line basis over the one-year restriction period.  During the second quarter, 12 of the 25 shares of the restricted stock award were tendered back to the Company in consideration for satisfying all associated taxes on behalf of the employee.

The Company issued restricted stock awards of 61 shares to two executive officers and certain key employees in March 2010.  Of the shares, 30 vest in annual installments over a three-year period with continued employment.  The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55.  The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of June 30, 2010, $89 remained to be expensed.

In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.  The Company computed the estimated fair value of the warrant using the Black-Scholes model of $1.59 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate.  The fair value of $66 is being amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. As of June 30, 2010, $48 remained to be expensed.

Stock options and warrants for 35 and 71 shares, respectively, were cancelled or expired during the six months of 2010.   In addition, 5 shares of restricted stock were forfeited during the first six months of 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months, ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for purchase to 400.  Total shares purchased by associates under the plan for the six month periods ended June 30, 2010 and 2009, were 28 and 63, respectively.  As of June 30, 2010, there were 146 remaining shares reserved under the plan.

Employee Benefit Plan

In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.

NOTE 6: SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company views its operations and manages its business as one reportable segment, providing digital signage solutions to a variety of companies, primarily in its targeted vertical markets. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through its headquarters in the United States and RNIN Canada.

Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	$1,838	$924	$2,734	$2,191
Canada	34	7	54	117
Other International	44	32	203	88
Total Sales	$1,916	$963	$2,991	$2,396

Geographic segments of property and equipment are as follows:

	June 30,	December 31,
	2010	2009
Property and equipment, net:
United States	$753	$935
Canada	194	307
Total	$947	$1,242

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2010	2009	2010	2009
YUM!	12.0%	*	13.0%	14.0%
Chrysler (BBDO Detroit/Windsor)	31.1%	*	33.4%	13.0%
NEC Display Solutions, Inc.	*	18.0%	*	*
Reuters Ltd.	20.5%	18.0%	18.0%	16.0%
	63.6%	36.0%	64.4%	43.0%

____________
*	Sales to this customer were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2010 and 2009, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	June 30,	December 31,
Customer	2010	2009
Kewadin Casinos Gaming Authority	10.2%	*
Reuters Ltd.	16.7%	*
Chrysler (BBDO Detroit/Windsor)	27.2%	41.8%
	54.1%	41.8%

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

Overview

We provide digital signage software, hardware and services solutions to customers who use our products and services in certain retail and service markets.  Through our proprietary RoninCast® software, we provide enterprise, web-based or hosted content delivery systems that manage, schedule and deliver digital content over wireless or wired networks.  We also provide custom interactive software solutions, content engineering and creative services to our customers.

While the digital signage system solutions that we provide have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including QSR, fast casual and managed food services markets), and (3) branded retail.  The industries in which we sell goods and services are not new but their application of digital signage solutions is relatively new (within the last five years) and these industries have not widely accepted or adopted digital signage.  As a result, we remain a development stage company without an established history of profitability, or substantial or steady revenues.  This characterization applies to our competitors as well, all of which are working to promote broader adoption of digital signage solutions and to develop profitable, substantial and steady sources of revenue.

We believe that the adoption of digital signage technology will increase substantially in years to come both in industries on which we currently focus and in other industries.  We also believe that adoption of digital signage depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content in digital signage systems.  Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of digital signage systems.  Costs of these digital media players and flat panel displays have historically decreased and we believe will continue to do so, though we do not manufacture either product and do not substantially affect the overall markets for these products.  If prices continue to decline for this hardware, we believe that adoption of digital signage technology is likely to increase, though we cannot predict a precise rate at which adoption will occur.

Management focuses on a wide variety of financial measurements to assess our financial health and prospects but principally upon (1) sales, to measure the adoption of digital signage technology by our customers, (2) cost of sales and gross profit, particularly expressed as gross profit percentage to determine if sales have been made at levels of profit necessary to cover operating expenses on a long-term basis (based upon assumptions regarding adoption of digital signage technology), (3) sales of hardware relative to software and services, understanding that hardware typically provides a lower gross profit margin than do software license fees and services, (4) operating expenses so that management can appropriately match those expenses with sales, and (5) current assets, especially cash and cash equivalents used to fund operating losses thus far incurred.

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

Significant Accounting Policies and Estimates

A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the first half of 2010.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
Sales	$1,916	100.0%	$963	100.0%	$953	99.0%
Cost of sales	1,002	52.3%	743	77.2%	259	34.9%
Gross profit (exclusive of depreciation and amortization shown separately below)	914	47.7%	220	22.8%	694	315.5%
Sales and marketing expenses	532	27.8%	603	62.6%	(71)	(11.8%)
Research and development expenses	746	38.9%	548	56.9%	198	36.1%
General and administrative expenses	1,521	79.4%	1,545	160.4%	(24)	(1.6%)
Depreciation and amortization expense	171	8.9%	193	20.0%	(22)	(11.4%)
Total operating expenses	2,970	155.0%	2,889	300.0%	81	2.8%
Operating loss	(2,056)	(107.3%)	(2,669)	(277.2%)	613	(23.0%)
Other income (expenses):
Interest expense	(16)	(0.8%)	(2)	(0.2%)	14	(700.0%)
Interest income	8	0.4%	16	1.7%	(8)	(50.0%)
Total other income (expense)	(8)	(0.4%)	14	1.5%	(22)	(157.1%)
Net loss	$(2,064)	(107.7%)	$(2,655)	(275.7%)	$591	(22.3%)

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
United States	$1,838	95.9%	$924	96.0%	$914	98.9%
Canada	34	1.8%	7	0.7%	27	385.7%
Other International	44	2.3%	32	3.3%	12	37.5%
Total Sales	$1,916	100.0%	$963	100.0%	$953	99.0%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
Sales	$2,991	100.0%	$2,396	100.0%	$595	24.8%
Cost of sales	1,653	55.3%	1,903	79.4%	(250)	(13.1%)
Gross profit (exclusive of depreciation and amortization shown separately below)	1,338	44.7%	493	20.6%	845	171.4%
Sales and marketing expenses	1,263	42.2%	1,434	59.8%	(171)	(11.9%)
Research and development expenses	1,541	51.5%	939	39.2%	602	64.1%
General and administrative expenses	3,004	100.4%	3,340	139.4%	(336)	(10.1%)
Depreciation and amortization expense	347	11.6%	392	16.4%	(45)	(11.5%)
Total operating expenses	6,155	205.8%	6,105	254.8%	50	0.8%
Operating loss	(4,817)	(161.0%)	(5,612)	(234.2%)	795	(14.2%)
Other income (expenses):
Interest expense	(18)	(0.6%)	(5)	(0.2%)	13	(260.0%)
Interest income	18	0.6%	59	2.5%	(41)	(69.5%)
Total other income (expense)	-	-	54	2.3%	(54)	(100.0%)
Net loss	$(4,817)	(161.0%)	$(5,558)	(232.0%)	$741	(13.3%)

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
United States	$2,734	91.4%	$2,191	91.4%	$543	24.8%
Canada	54	1.8%	117	4.9%	(63)	(53.8%)
Other International	203	6.8%	88	3.7%	115	130.7%
Total Sales	$2,991	100.0%	$2,396	100.0%	$595	24.8%

Sales

      Our sales totaled $1,916 for the three months ended June 30, 2010, compared to $963 for the same period in the prior year, an increase of $953 or 99%.  The increase in sales was primarily due to revenue generated from our four marquee customers, including Chrysler, Thomson Reuters, YUM! and Aramark. Chrysler’s iShowroom initiative totaled $597 during the three months ended June 30, 2010, representing 31% of our total sales for the period, compared to less than $50 during the same period in the prior year.  We continue to assist Chrysler with the ongoing development needs related to the iShowroom initiative and believe it will continue to account for a significant percentage of our revenue for the second half of 2010 as it looks to extend the platform as a launch tool for its new 2011 lineup this fall.  We also experienced favorable increase in sales to Thomson Reuters, as it continues to expand its InfoPoint® network and its most recently launched interactive application, Reuters Insider®.  Sales to Thomson Reuters during the three months period ended June 30, 2010 totaled $393, up 126% when compared to the same period in the prior year.  During the three months ended June 30, 2010, we completed the installation of 24 KFC stores, including the entire Jacksonville, Florida market.  Total revenue generated from KFC’s parent company, YUM!, during the three months ended June 30, 2010 totaled $230, an increase of 269% compared to the same period in the prior year. We now have successfully deployed our technology to approximately 200 YUM! brand stores, which we fully host and support through our network operations center.  Aramark continues to deploy its food concepts, including Burger Studio, throughout many of the colleges and universities within the United States.  The remaining increase in our revenues for the three months ended June 30, 2010 compared to the same period in the prior year was an increase in recurring hosting and support revenue, which during the three months ended June 30, 2010, totaled $289, up 97% from the same period in the prior year and a broader adoption of digital signage deployments. In addition, as of June 30, 2010, we had a total of $1,100 of purchase orders for which we had not recognized revenue.

 Our revenues for the first half of 2010 totaled $2,991 compared to $2,396 for the same period in the prior year, an increase of $595 or 25%.  The increase in revenue compared to the first half of 2009 was due primarily to a significant increase in revenue from Chrysler.  During the first half of 2010, we generated $999 from this customer, compared to $313 for the same period in the prior year.  We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $600 during the first half of 2010, a 173% increase from $220 recognized during the same period in the prior year, as our installation base continued to grow.  Chrysler accounted for a significant portion of this increase when comparing the two periods presented. Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we still are unable to predict or forecast our future revenues with any degree of precision at this time.

Cost of Sales

     Our cost of sales increased 35% or $259 to $1,002 for the three months ended June 30, 2010 compared to the same period in the prior year. Cost of sales for the first half of 2010 totaled $1,653, compared to $1,903 for the same period in the prior year.  The increase in cost of sales for the three months ended June 30, 2010, when compared to the same period in the prior year was primarily due to the increase in hardware sales.  The decrease in the cost of sales for the first half of 2010, when compared to the same period in the prior year was due to a significant improvement in gross margin for hardware sales, which during the first half  of 2010 was approximately 33% compared to 6% for the first half of 2009  The primary reason for the increase in gross margin on a percentage basis for hardware sales were due to higher margins realized on the sale of media players, as there has been a significant decline in cost over the past twelve months.  In addition, we also experienced an increase in business from customers to whom we provide a turn-key digital signage solution, which allows us to realize a higher margin on the hardware portion of the sale.  In addition, our services revenue also yielded an improved gross margin of 40% during the first half of 2010, compared to 4% for first half of 2009.  The primary reasons for the margin improvement were significant increases in recurring hosting and support revenue and also a higher margin on professional services.

Operating Expenses

     Our operating expenses increased 3% or $81 to $2,970 for the three months ended June 30, 2010 compared to the same period in the prior year.  Operating costs for the first half of 2010 totaled $6,155 compared to $6,105 for the same period in the prior year.

     Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses were lower by $71 or 12% and $171 or 12% in the second quarter and first half of 2010, respectively, when compared to the same periods in the prior year.  The primary reasons for the decrease were lower employee compensation and tradeshow costs.   We continue to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Included in sales and marketing expenses was stock compensation expense of $12 and $29 for the three months ended June 30, 2010 and 2009, respectively, and $133 and $176 for the first half of 2010 and 2009, respectively.  Any significant increase in our sales and marketing expenses for the full year 2010 relative to 2009 would be the result of higher levels of commission expense resulting from an increase in our revenues, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

     Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses were higher by $198 or 36% and $602 or 64% in the second quarter and first half of 2010, respectively, when compared to the same periods in the prior year. The increases were primarily the result of higher levels of contractor and other engineering consultant expense we incurred during both the three and six months ended June 30, 2010 compared to the same periods in the prior year as we continue to make further enhancements to our RoninCast® proprietary software.  Included in research and development expense was stock compensation expense of $5 and $9 for the three months ended June 30, 2010 and 2009, respectively, and $14 and $24 for the first half of 2010 and 2009, respectively.  We believe our research and development expenses for the second half of 2010 will decrease compared to the first half of this year based upon anticipated completion of certain development efforts by the end of the third quarter of 2010.

     General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses were lower by $24 or 2% and $336 or 10% in the second quarter and first half of 2010, respectively, compared to the same periods in the prior year.  The declines were primarily the result of a decrease in compensation and benefits, along with lower contractor costs.  Our general and administrative headcount has decreased 27.6% June 30, 2009 to June 30, 2010.  Included in general and administration expense was stock compensation expense of $143 and $40 for the three months ended June 30, 2010 and 2009, respectively, and $266 and $174 for the first half of 2010 and 2009, respectively.

     Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software, leasehold improvements made to our leased facilities, was also lower by $22 and $45 in the second quarter and first half of 2010, respectively, when compared to the same periods in the prior year.  The primary reason for the decreases was the limited number of capital acquisitions during the past twelve months.

     We will continue to monitor our operating expenses in relationship to our revenue levels and make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.

Interest Expense

     Interest expense increased to $18 from $5 during the first half of 2010 compared to the same period in the prior year. The $18 represents the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement dated March 18, 2010.  The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis.  See Note 5 to our condensed consolidated financial statements regarding the assumptions used in determining the fair value of this warrant.

Interest Income

     Interest income was lower by $8 and $41 in the second quarter and first half of 2010 when compared to the same periods in the prior year. The decreases in interest income were primarily due to lower cash balances and a lower realized interest rate yield on our investments during the first half of 2010 compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2010, we had an accumulated deficit of $79,212. The cash flow used in operating activities was $4,661 and $4,098 for the six months ended June 30, 2010 and 2009, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $4,817 and $5,558 for the six months ended June 30, 2010 and 2009, respectively.  Included in our net losses were non-cash charges consisting of depreciation and stock compensation expense totaling $678 and $762 for the six months ended June 30, 2010 and 2009, respectively.  Cash consumed from changes in our working capital accounts during the six months ended June 30, 2010 totaled $506, which was primarily the result of an increase in our accounts receivables.  During the fourth quarter of 2009, we had billed and collected a higher percentage of sales compared to the second quarter of 2010, where a substantial portion of sales were billed in June.    During the six months ended June 30, 2009, changes in our working capital accounts further offset our net loss by $724.  A decrease in accounts receivables accounted for the majority of the change, as our sales during the second quarter of 2009 were $963 compared to $1,902 in the fourth quarter of 2008.  During the six months ended June 30, 2010 our inventory increased $67 as a result of making a last-time buy on media-players and an increase in work-in-process, compared to a decrease in inventory of $187 for the six months ended June 30, 2009.  The reason for the decrease in 2009 was the result of fewer hardware sales compared those recorded during the fourth quarter of 2008.  Accounts payable increased slightly during the first half of 2010 from the end of December 2009, compared to a decrease of $302 during the first half of 2009 from the end of December 2008.  The decrease was primarily due to lower level of sales during the second quarter of 2009 compared to the fourth quarter of 2008.  Accrued liabilities increased $166 during the first half of 2010 from the end of December 2009 primarily as a result of an accrual for payroll to our employees and other vendor contractual agreements for services performed.   This compares to a decrease in accrued liabilities during the first half of 2009 from the end of December 2008, as the majority of the remaining employee severances were paid out during the first half of 2009.  Based on our current expense levels, we anticipate that our cash and cash equivalents will be adequate to fund our operations for the next twelve months.

Investing Activities

     Net cash used in investing activities was $52 for the first half of 2010 compared to cash provided by investing activities of $8,210 during the first half of 2009.  Cash used in investing activities during the first half of 2010 related to purchases of property and equipment. Cash provided by investing activities during the first half of 2009 was due to net sales of marketable securities of $8,301, partially offset by $91 related to the purchases of property and equipment.  We currently anticipate our capital expenditures will be slightly higher in the second half of 2010 compared to the first half as we plan to add additional infrastructure to our network operations center.  These investments are necessary in order for us to continue to provide a highly available and redundant network operations center.

Financing Activities

     Net cash provided by financing activities was $427 and $85 for the first half of 2010 and 2009, respectively.  Cash generated from the exercise of stock options and shares issued through our associate stock purchase plan totaled $264 and $52 for the first six months of 2010 and 2009, respectively.  We also provided additional cash from financing activities of $163 and $72 resulting from a reduction in restricted cash balances during the first half of 2010 and 2009, respectively.  These were partially offset by principal payments totaling $0 and $39 on various capital leases during the first half of 2010 and 2009.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.   Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders.  Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank.  These covenants include maintaining a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  As of June 30, 2010, we did not meet the applicable minimum tangible net worth requirement.  Prior to any advancement on the line-of-credit, we must either renegotiate the terms of the financial covenants or meet the applicable minimum tangible net worth requirement outlined above.  We had zero outstanding balance on this line-of-credit as of June 30, 2010.

Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly.

Contractual Obligations

     Although we have no material commitments for capital expenditures, we currently anticipate our capital expenditures will be slightly higher in the second half of 2010 compared to the first half, as we expect to add additional infrastructure to our data center.  These investments are necessary in order for us to continue to provide a highly available and redundant network operations center.

Operating and Capital Leases

At June 30, 2010, our principal commitments consisted of long-term obligations under operating leases. We lease approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2013. In addition, we lease office space of approximately 10 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of June 30, 2010 and the timeframe within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	781	257	441	83	-
Total	$781	$257	$441	$83	$-

Based on our working capital position at June 30, 2010, we believe we have sufficient working capital to meet our current obligations.

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

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first half of 2010 and 2009.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We were not party to any material legal proceedings as of August 12, 2010.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.   There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Date:  August 13, 2010                                                                           By: /s/ Darin P. McAreavey
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

10.1
Amended and Restated Executive Employment Agreement by and between the Registrant and James C. Granger, dated April 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010 (File No. 001-33169)).

10.2
Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 29, 2010 (File No. 001-33169)).

10.3
Wireless Ronin Technologies, Inc. Amended and Restated 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 29, 2010 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.