Form 10-Q
period 2010-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2010-11-05
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

  As of November 5, 2010, the registrant had 17,773,901 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,586	$12,273
Accounts receivable, net of allowance of $35 and $51	2,182	1,096
Inventories	323	185
Prepaid expenses and other current assets	163	151
Total current assets	9,254	13,705
Property and equipment, net	928	1,242
Restricted cash	50	380
Other assets	40	20
TOTAL ASSETS	$10,272	$15,347

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$35	$-
Accounts payable	1,047	976
Deferred revenue	330	362
Accrued liabilities	526	251
Total current liabilities	1,938	1,589
Capital lease obligations, less current maturities	49	-
TOTAL LIABILITIES	1,987	1,589
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued
and outstanding	-	-
Common stock, 50,000 shares authorized; 17,774 and 17,614
shares issued and outstanding	178	176
Additional paid-in capital	89,190	88,371
Accumulated deficit	(80,614)	(74,395)
Accumulated other comprehensive loss	(469)	(394)
Total shareholders' equity	8,285	13,758
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,272	$15,347

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales
Hardware	$1,169	$478	$2,016	$1,244
Software	469	105	877	501
Services and other	1,034	493	2,770	1,727
Total sales	2,672	1,076	5,663	3,472
Cost of sales
Hardware	768	382	1,332	1,100
Software	25	5	74	5
Services and other	555	327	1,595	1,512
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,348	714	3,001	2,617
Gross profit	1,324	362	2,662	855
Operating expenses:
Sales and marketing expenses	560	563	1,823	1,997
Research and development expenses	645	690	2,186	1,629
General and administrative expenses	1,334	1,396	4,338	4,736
Depreciation and amortization expense	172	191	519	583
Total operating expenses	2,711	2,840	8,866	8,945
Operating loss	(1,387)	(2,478)	(6,204)	(8,090)
Other income (expenses):
Interest expense	(21)	(1)	(39)	(6)
Interest income	6	8	24	67
Total other income (expense)	(15)	7	(15)	61
Net loss	$(1,402)	$(2,471)	$(6,219)	$(8,029)
Basic and diluted loss per common share	$(0.08)	$(0.17)	$(0.35)	$(0.54)
Basic and diluted weighted average shares outstanding	17,734	14,929	17,683	14,878

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net loss	$(6,219)	$(8,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	519	583
Allowance for doubtful receivables	(16)	(24)
Loss on disposal of property and equipment	-	20
Stock-based compensation expense	515	522
Amortization of warrants issued for debt issuance costs	34	-
Forfeiture of common stock for payroll taxes	(25)	-
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,070)	779
Inventories	(138)	254
Prepaid expenses and other current assets	16	102
Other assets	(20)	7
Accounts payable	90	(143)
Deferred revenue	(31)	58
Accrued liabilities	274	(524)
Net cash used in operating activities	(6,071)	(6,395)
Investing activities
Purchases of property and equipment	(127)	(123)
Purchases of marketable securities	-	(22)
Sales of marketable securities	-	8,323
Net cash (used in) provided by investing activities	(127)	8,178
Financing activities
Payments on capital leases obligations	(4)	(56)
Restricted cash	330	72
Proceeds from exercise of stock options and warrants	264	52
Proceeds from issuance of common stock	-	46
Net cash provided by financing activites	590	114
Effect of Exchange Rate Changes on Cash	(79)	(66)
Increase (Decrease) in Cash and Cash Equivalents	(5,687)	1,831
Cash and Cash Equivalents, beginning of period	12,273	5,294
Cash and Cash Equivalents, end of period	$6,586	$7,125

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

Uncompleted contracts at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Cost incurred on uncompleted contracts	$326	$205
Estimated earnings	555	226
Revenue recognized	881	431
Less: billings to date	(858)	(532)
	$23	$(101)

The above information is presented in the balance sheet as follows:
	September 30, 2010	December 31, 2009
Costs and estimated earnings in excess of billings
on uncompleted contracts recorded as accounts receivable	32	74

Billings in excess of costs and estimated earnings
on uncompleted contracts recorded as deferred revenue	(9)	(175)
	$23	$(101)

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

2. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. See Note 7 for further information on certain outstanding receivables at September 30, 2010 and December 31, 2009.

3. Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing.  FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.  No software development costs were capitalized during the first nine months of 2010 and 2009.  Software development costs have been recorded as research and development expense.

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

See Note 6 for further information regarding the Company’s stock-based compensation.

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

6. Deferred Financing Costs

Amortization expense related to the deferred financing costs was $16 and $34 for the three and nine months ended September 30, 2010, respectively, and is recorded as a component of interest expense. There was no amortization expense recorded in comparable periods in 2009.

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009
Balance at beginning of period	$51	$92
Provision for doubtful receivables	-	-
Write-offs	(16)	(41)
Balance at end of period	$35	$51

INVENTORIES

The Company recorded an adjustment of $0 and $44 during the nine months ended September 30, 2010 and 2009, respectively, to reduce inventory values to the lower of cost or market.

	September 30,	December 31,
	2010	2009
Finished goods	$249	$156
Work-in-process	74	29
Total inventories	$323	$185

PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2010	2009
Leased equipment	$412	$321
Equipment	1,393	1,330
Leasehold improvements	159	155
Demonstration equipment	155	151
Purchased software	693	651
Furniture and fixtures	571	565
Total property and equipment	$3,383	$3,173
Less: accumulated depreciation and amortization	(2,455)	(1,931)
Net property and equipment	$928	$1,242

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

DEFERRED REVENUE

	September 30,	December 31,
	2010	2009
Deferred software maintenance and hosting	$142	$75
Customer deposits and deferred project revenue	188	287
Total deferred revenue	$330	$362

ACCRUED LIABILITIES

	September 30,	December 31,
	2010	2009
Compensation	$386	$146
Accrued rent	61	71
Sales tax and other	79	34
Total accrued liabilities	$526	$251

COMPREHENSIVE LOSS

Comprehensive loss for the Company includes net loss and foreign currency translation gains and losses. Comprehensive loss for the three and nine months ended September 30, 2010 and 2009, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,402)	$(2,471)	$(6,219)	$(8,029)
Foreign currency translation gain (loss)	(37)	46	(75)	27
Total comprehensive loss	$(1,439)	$(2,425)	$(6,294)	$(8,002)

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2010	2009
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$5

Supplemental disclosures of non-cash investing and financing activities
Warrants issued for debt issuance costs	$66	$-
Non-cash purchase of property and equipment through capital lease obligations	$89	$-

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

Realized gains or losses on marketable securities are recorded in the statement of operations within the “Other income (expenses), other” category.  The cost of the securities for determining gain or loss is measured by specific identification. Realized gains and losses on sales of investments were immaterial during the first three and nine months of 2010 and 2009.

As of September 30, 2010 and December 31, 2009, cash equivalents and available-for-sale marketable securities consisted of the following:

	September 30, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,308	$-	$-	$6,308
Total included in cash and cash equivalents	$6,308	$-	$-	$6,308

	December 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$10,210	$-	$-	$10,210
Total included in cash and cash equivalents	$10,210	$-	$-	$10,210

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at September 30, 2010 and December 31, 2009 includes funds held in a commercial paper sweep account totaling $6,308 and $10,210, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At September 30, 2010 and December 31, 2009, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At September 30, 2010 and December 31, 2009, the Company had no Level 3 financial assets on its consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

The hierarchy level assigned to each security in the Company’s cash equivalents and marketable securities – available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of September 30, 2010 and December 31, 2009.

NOTE 4: CAPITAL LEASE OBLIGATIONS

     The Company entered into a capital lease arrangement for certain computer equipment with imputed interest of 15.6% per year.  The lease requires monthly payments of $4 through September 2012.

     Other information relating to the capital lease equipment is as follows:

	September 30,	December 31,
	2010	2009

Cost	$89	$322
Less: accumulated amortization	(7)	(322)
Total	$82	$-

Amortization expense for capital lease assets was $7 and $12 for the three months ended September 30, 2010 and 2009, respectively, and $7 and $44 for the nine months ended September 30, 2010 and 2009, respectively, and is included in depreciation expense.

Future lease payments under the capital lease are as follows:

At September 30, 2010	Amount
Through December 31, 2010	$12
2011	46
2012	44
Total payments	102
Less: portion representing interest	(18)
Principal portion	84
Less: current portion	(35)
Long-term portion	$49

Future maturities of capital lease obligations are as follows:

At September 30, 2010	Amount
Through December 31, 2010	$8
2011	37
2012	39
Total	$84

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

NOTE 5: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota.  In July 2010, the Company entered into an amendment, that extends the term of the lease through January 31, 2018.   In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot.   The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment.  In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease.  The Company had not yet drawn upon the leasehold improvement allowances as of September 30, 2010.  The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which will be released as follows: to $240 on August 1, 2011; to $180 on August 1, 2012; to $120 on August 1, 2013; to $60 on August 1, 2014; and to $0 on August 1, 2015.   The amount of the letter of credit as of September 30, 2010 was $300.   In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $94 and $112 for the three months ended September 30, 2010 and 2009, respectively, and $282 and $307 for the nine months ended September 30, 2010 and 2009, respectively.

Future minimum lease payments, excluding executory costs such as real estate taxes, insurance and maintenance expense, by year and in the aggregate are as follows:

At September 30, 2010	Lease Obligations
Through December 31, 2010	$63
2011	242
2012	245
2013	243
2014 and thereafter	817
Total future minimum obligations	$1,610

Litigation

The Company was not party to any material legal proceedings as of November 5, 2010.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”).  The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%.  The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  While there are outstanding credit extensions (other than the Company’s outstanding lease letter of credit), the Company must maintain a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  These tangible net worth minimums increase (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from the Company’s issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt.  Under the agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).  The Loan and Security Agreement matures on March 17, 2011.   As of September 30, 2010, the Company did not meet the applicable minimum tangible net worth requirement. Prior to any advancement on the line of credit, the Company must either renegotiate the terms of the financial covenants or meet the applicable minimum tangible net worth requirement as outlined above.  The Company had a zero outstanding balance on this line of credit as of September 30, 2010. In connection with the July 2010 lease amendment for the Company's corporate offices, Silicon Valley Bank issued a letter of credit in the amount of $300 on the Company's behalf, which effectively reduced the amount available under the Loan and Security Agreement to $2,200.

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

NOTE 6: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation costs included in:
Cost of sales	$1	$3	$5	$(1)
Sales and marketing expenses	36	75	65	251
Research and development expenses	14	6	28	32
General and administrative expenses	151	66	417	240
Total stock-based compensation expenses	$202	$150	$515	$522

At September 30, 2010, there was approximately $839 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future changes in estimated forfeitures.  The estimated forfeiture rate is 18.3% at September 30, 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Valuation Information under ASC 718-10

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted was $0.81 and $1.44 per share for the three and nine months ended September 30, 2010 compared to $1.94 and $1.05 per share for the three and nine months ended September 30, 2009, respectively.  During the three months ended September 30, 2010, the Company issued stock options for the purchase of 95 shares to various employees and 30 shares to an independent contractor.  The values were calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected life	4.28 years	3.25 years	4.15 to 4.30 years	3.25 years
Dividend yield	0%	0%	0%	0%
Expected volatility	93.3%	105.6%	93.3 to 94.3%	98.0 to 105.6%
Risk-free interest rate	1.3%	1.7%	1.3 to 2.4%	1.3 to 1.6%

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.   Due to the limited historical data to rely upon, the Company utilizes the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1 for awards granted prior to December 31, 2009.  From January 2010, the Company calculated the estimated expected life based upon historical exercise data.  The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly.   Due to the limited historical data prior to December 31, 2009, the Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted prior to January 1, 2010.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures.  FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to December 31, 2009, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption.  From January 2010, the Company applied a pre-vesting forfeiture rate of 18.3 to 19.2% based on upon actual historical experience for all employee option awards.  The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

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

The Company issued restricted stock awards of 61 shares to two executive officers and certain key employees in March 2010.  Of the shares, 30 vest in annual installments over a three-year period with continued employment.  The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55.  The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of September 30, 2010, $83 remained to be expensed.

In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement.  The Company computed the estimated fair value of the warrant using the Black-Scholes model of $1.59 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate.  The fair value of $66 is being amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. As of September 30, 2010, $32 remained to be expensed.

The Company issued restricted stock awards of 38 shares to an employee and 19 shares to an independent contractor in August 2010.  To vest, the shares require continued service over a one-year period.  The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.82.  The fair market value of the grants totaled $104, of which $14 was recognized as stock compensation expense during the three months ended September 30, 2010.   The balance of $90 will be recognized as stock compensation over the remainder one-year period.

 The Company issued a restricted stock award of 5 shares to an independent contractor in September 2010.  The shares require both continued services and achievement of certain product development releases over a one-year period.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $1.28.  The fair market value of the grant totaled $6 and is being recognized as stock compensation expense over a one-year period. As of September 30, 2010, $6 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Information with respect to employee and non-employee common stock options and warrants outstanding and exercisable at September 30, 2010 was as follows:

	Stock Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of Exercise	Number	Remaining	Average	Intrinsic	Options	Average	Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$0.67 - $2.79	1,550	7.7 Years	$1.56	$-	510	$1.27	$-
$2.80 - $3.99	765	1.6 Years	3.14	-	715	3.16	-
$4.00 - $5.64	688	1.0 Years	4.52	-	678	4.53	-
$5.65 - $6.42	237	0.9 Years	6.00	-	203	6.04	-
$6.43 - $7.38	213	0.6 Years	8.74	-	204	8.81	-
	3,453	4.1 Years	$3.25	$-	2,310	$3.90	$-

Stock options and warrants for 53 and 155 shares, respectively, were cancelled or expired during the first nine months of 2010.   In addition, 5 shares of restricted stock were forfeited during the first nine months of 2010.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months, ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for purchase to 400.  For the six month plan period ended June 30, 2010, the Company’s associates purchased a total of 28 shares under the plan.  As of September 30, 2010, there were 146 remaining shares reserved under the plan.

Employee Benefit Plan

In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.

NOTE 7: SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	$2,538	$868	$5,272	$3,059
Canada	95	5	149	122
Other International	39	203	242	291
Total Sales	$2,672	$1,076	$5,663	$3,472

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Geographic segments of property and equipment are as follows:

	September 30,	December 31,
	2010	2009
Property and equipment, net:
United States	$775	$935
Canada	153	307
Total	$928	$1,242

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

__
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2010	2009	2010	2009
Chrysler (BBDO Detroit/Windsor)	47%	16%	40%	13%
Aramark	26%	19%	17%	*
Reuters Ltd.	*	15%	12%	16%
YUM!	*	*	*	14%
Minnesota Wild	*	15%	*	*
	73%	65%	69%	43%
__________
*	Sales to this customer were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2010 and December 31, 2009, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	September 30,	December 31,
Customer	2010	2009
Chrysler (BBDO Detroit/Windsor)	52%	42%
Aramark	21%	*
	73%	42%

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

Significant Accounting Policies and Estimates

A discussion of our significant accounting policies was provided in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes to these accounting policies during the first nine months of 2010.

Results of Operations

All dollar amounts reported in this item are in thousands, except per share information.

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
Sales	$2,672	100.0%	$1,076	100.0%	$1,596	148.3%
Cost of sales	1,348	50.4%	714	66.4%	634	88.8%
Gross profit (exclusive of depreciation and amortization shown separately below)	1,324	49.6%	362	33.6%	962	265.7%
Sales and marketing expenses	560	21.0%	563	52.3%	(3)	(0.5%)
Research and development expenses	645	24.1%	690	64.1%	(45)	(6.5%)
General and administrative expenses	1,334	49.9%	1,396	129.7%	(62)	(4.4%)
Depreciation and amortization expense	172	6.4%	191	17.8%	(19)	(9.9%)
Total operating expenses	2,711	101.5%	2,840	263.9%	(129)	(4.5%)
Operating loss	(1,387)	(51.9%)	(2,478)	(230.3%)	1,091	(44.0%)
Other income (expenses):
Interest expense	(21)	(0.8%)	(1)	(0.1%)	20	(2,000.0%)
Interest income	6	0.2%	8	0.7%	(2)	(25.0%)
Total other income (expense)	(15)	(0.6%)	7	0.7%	(22)	(314.3%)
Net loss	$(1,402)	(52.5%)	$(2,471)	(229.6%)	$1,069	(43.3%)

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
United States	$2,538	94.9%	$868	80.6%	$1,670	192.4%
Canada	95	3.6%	5	0.5%	90	1800.0%
Other International	39	1.5%	203	18.9%	(164)	(80.8%)
Total Sales	$2,672	100.0%	$1,076	100.0%	$1,596	148.3%

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
Sales	$5,663	100.0%	$3,472	100.0%	$2,191	63.1%
Cost of sales	3,001	53.0%	2,617	75.4%	384	14.7%
Gross profit (exclusive of depreciation and amortization shown separately below)	2,662	47.0%	855	24.6%	1,807	211.3%
Sales and marketing expenses	1,823	32.2%	1,997	57.5%	(174)	(8.7%)
Research and development expenses	2,186	38.6%	1,629	46.9%	557	34.2%
General and administrative expenses	4,338	76.6%	4,736	136.4%	(398)	(8.4%)
Depreciation and amortization expense	519	9.2%	583	16.8%	(64)	(11.0%)
Total operating expenses	8,866	156.6%	8,945	257.6%	(79)	(0.9%)
Operating loss	(6,204)	(109.6%)	(8,090)	(233.0%)	1,886	(23.3%)
Other income (expenses):
Interest expense	(39)	(0.7%)	(6)	(0.2%)	33	(550.0%)
Interest income	24	0.4%	67	1.9%	(43)	(64.2%)
Total other income (expense)	(15)	(0.3%)	61	1.8%	(76)	(124.6%)
Net loss	$(6,219)	(109.8%)	$(8,029)	(231.3%)	$1,810	(22.5%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2010	sales	2009	sales	(Decrease)	(Decrease)
United States	$5,272	93.1%	$3,059	88.1%	$2,213	72.3%
Canada	149	2.6%	122	3.5%	27	22.1%
Other International	242	4.3%	291	8.4%	(49)	(16.8%)
Total Sales	$5,663	100.0%	$3,472	100.0%	$2,191	63.1%

Sales

 Our sales totaled $2,672 for the three months ended September 30, 2010, compared to $1,076 for the same period in the prior year, an increase of $1,596 or 148%.  The increase in sales was primarily due to revenue generated from our marquee customers, including Chrysler, Aramark, YUM! and Thomson Reuters, in addition to new customers. Chrysler’s iShowroom initiative totaled $1,249 during the three months ended September 30, 2010, representing 47% of our total sales for the period, compared to $170 during the same period in the prior year.

 In addition to assisting Chrysler with the ongoing development needs related to the iShowroom initiative, we also received a $1.2 million order from Chrysler during the three months ended September 30, 2010 for 400 digital signage systems as part of its branded tower salon to be installed at 100 dealers.  Since the branded tower salon is a requirement of Chrysler’s dealer standards program, which provides incentive dollars back to the dealers, we believe there will be additional orders forthcoming.  However, since dealer participation is not mandatory and we do not have a contract with Chrysler requiring it to source all the various components of the solution through us, we are unable to predict or forecast the value of any future orders.

 Aramark continues to deploy its food concepts, including Burger Studio, at many colleges and universities within the United States.  During the three months ended September 30, 2010, we installed 37 new locations, which more than doubled the total number of Aramark sites managed by our network operations center.  Our total sales to Aramark during the three months ended September 30, 2010, totaled $682, representing an increase of 238% when compared to the same period in the prior year.

Our recurring hosting and support revenue for the three months ended September 30, 2010 totaled $352, representing an increase of 189% when compared to the same period in the prior year. A large portion of the increase was attributable to the recurring revenue associated with the Chrysler iShowroom program.

 Finally, we continue to rollout digital menu boards for all new and remodeled stores for KFC. During the three months ended September 30, 2010, we installed 6 additional KFC locations, bringing the total number of YUM! brand stores which we fully host and support through our network operations center to approximately 200.  Furthermore, KFC has begun to implement a new highly customized web-portal we finished developing and delivered during the third quarter of 2010.  Although we have no contract with KFC, we continue to have ongoing discussions with management regarding a rollout to all corporate locations.

Thomson Reuters continues to deploy additional sites promoting its InfoPoint® news feed as part of its corporate branding initiative. Additionally, Thomson Reuters has been working to promote the InfoPoint® offering as a revenue-generating service to various companies.  As part of this effort, we received an order during the third quarter of 2010 for 50 sites with a financial services institution that has over 3,000 locations.

Finally, during the third quarter of 2010, we were awarded a contract to install our RoninCast® software and services to all 2,000 sites for Snap Fitness, which is the fastest growing franchisor of compact, state-of-the-art 24/7 fitness centers.   Of the total number of sites, we currently plan to have 1,000 sites installed by the end of December 2010 and the remaining installations will take place over the course of fiscal year 2011.

In addition, as of September 30, 2010, we had purchase orders totaling $1,674 for which we had not recognized revenue.  Of the total backlog of purchase orders existing as of September 30, 2010, Chrysler accounted for $699 or 42%.  Risks and uncertainties regarding the timing of when we will recognizing the revenue for these orders could cause our actual results to differ from those expressed or implied by forward-looking statements include those set forth in the Risk Factors section of the Annual Report on Form 10-K we filed on March 26, 2010.

 Our revenues for the nine months of 2010 totaled $5,663 compared to $3,472 for the same period in the prior year, an increase of $2,191 or 63%.  The increase in revenue compared to the first nine months of 2009 was due primarily to a significant increase in revenue from Chrysler for the initiatives highlighted above.  During the first nine months of 2010, we generated $2,248 from this customer, compared to $483 for the same period in the prior year.  We also had an increase in revenue from Aramark during the first nine months of 2010, which totaled $1,076, an increase of 38% when compared to the same period in the prior year. Aramark continues to introduce its food concepts, including Burger Studio and Topio’s, which incorporate our digital signage and interactive kiosk technology. Finally, we continue to generate additional revenue related to our recurring hosting and support services as our installation base continues to grow.  During the nine months ended September 30, 2010, our recurring revenue totaled $960, representing an increase of 182% when compared to the same period in the prior year.  Chrysler accounted for a significant portion of this increase when comparing the two periods presented.

We are finally starting to see signs of customers willing to commit capital dollars toward large scale digital signage deployments, represented by the recent order activity.  However, in the absence of a broader rollout from our existing customer base and a consistent and repeatable sales cycle, we continue to be unable to provide revenue guidance at this time.

Cost of Sales

         Our cost of sales increased 89% or $634 to $1,348 for the three months ended September 30, 2010 compared to the same period in the prior year. The increase in cost of sales for the three months ended September 30, 2010, when compared to the same period in the prior year was primarily due to the increase in hardware sales and cost associated with delivering our services, including; installation, project management, software development and content creation.   On a percentage basis, our overall gross margin improved to 50% for the three months ended September 30, 2010 compared to 34% from the same period in the prior year.  The primary reason for this increase was the favorable hardware margins we are able to achieve from customers for whom we provide a turn-key digital signage solution.  In addition, our services margin continues to improve as the level of recurring hosting and services revenue increases.  Cost of sales increased 15% or $384 to $3,001 for the nine months ended September 30, 2010, compared to the same period in the prior year.  On a percentage basis, our overall gross margin improved to 47% for the first nine months ended September 30, 2010, compared to 25% from the same period in the prior year.   When comparing the first nine months ended September 30, 2010 to the same period in the prior year, we experienced an improvement in our services gross margin of 30 percentage points to 42%. The primary reason for this increase was due to the increase in our recurring hosting and support revenue, which totaled $960 for the nine months ended September 30, 2010, compared to $340 for the same period in the prior year.   Our ability to maintain these levels of gross margins on a percentage basis can be impacted in any given quarter by shifts in our sales mix.  However, we believe over the long-term our gross margins on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

         Our operating expenses decreased $129 to $2,711 for the three months ended September 30, 2010 compared to the same period in the prior year.  Operating costs for the first nine months of 2010 totaled $8,866 compared to $8,945 for the same period in the prior year.

     Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses were lower by $3 or 1% and $174 or 9% in the third quarter and first nine months of 2010, respectively, when compared to the same periods in the prior year.  During the first nine months of 2010, our stock compensation expense was lower by $186 compared to the same period in the prior year and was the primary reason for the decrease in our sales and marketing expenses when comparing those two periods.  Stock compensation expense totaled $36 and $65 during the three and nine months ended September 30, 2010, compared to $75 and $251 for the same periods in the prior year.  We continue to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Any significant increase in our sales and marketing expenses for the full year 2010 relative to 2009 would be the result of higher levels of commission expense resulting from an increase in our revenues, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

     Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses were lower by $45 or 7% for the third quarter of 2010, but were higher by $557 or 34% for the first nine months of 2010, when compared to the same periods in the prior year. The decline in expenses during the three month period ended September 30, 2010 when compared to the same period in the prior year was primarily the result of lower levels of contractor and other engineering consultant expenses as we finished up the release of our next generation of digital signage software,  RoninCast®X.  Since the majority of the development effort of this new software platform was completed during the first nine months of 2010, we incurred additional outside resource costs which primarily accounted for the increase in research and development expenses when compared to the prior year period.   We believe our development costs will continue to trend lower through the fourth quarter of 2010 due to  with additional anticipated reductions in outside contractors and consultants.

     General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses were lower by $62 or 4% and $398 or 8% in the third quarter and first nine months of 2010, respectively, compared to the same periods in the prior year.  The declines were primarily the result of a decrease in compensation and benefits, along with lower contractor costs, partially offset by higher levels of stock compensation expense.  Included in general and administration expense was stock compensation expense of $151 and $66 for the three months ended September 30, 2010 and 2009, respectively, and $417 and $240 for the first nine month of 2010 and 2009, respectively.

     Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was also lower by $19 and $64 in the third quarter and first nine months of 2010, respectively, when compared to the same periods in the prior year.  The primary reason for the decreases was the limited number of capital acquisitions during the past twelve months.

         We will continue to monitor our operating expenses in relationship to our revenue levels and plan to make the necessary cost reductions to the point where it will not significantly impact our ability to service our customers.

Interest Expense

         Interest expense increased to $39 from $6 during the first nine months of 2010 compared to the same period in the prior year. Of the total interest expense recognized during the first nine months of 2010, $34 represented the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement dated March 18, 2010.  The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis.  See Note 6 to our condensed consolidated financial statements regarding the assumptions used in determining the fair value of this warrant.

Interest Income

         Interest income was lower by $2 and $43 in the third quarter and first nine months of 2010 when compared to the same periods in the prior year. The decreases in interest income were primarily due to lower cash balances and a lower realized interest rate yield on our investments during the first nine months of 2010 compared to the same period in the prior year.

Liquidity and Capital Resources

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2010, we had an accumulated deficit of $80,614. The cash flow used in operating activities was $6,071 and $6,395 for the nine months ended September 30, 2010 and 2009, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $6,219 and $8,029 for the nine months ended September 30, 2010 and 2009, respectively.  Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $1,068 and $1,105 for the nine months ended September 30, 2010 and 2009, respectively.  Cash consumed from changes in our working capital accounts during the nine months ended September 30, 2010 totaled $912, which was primarily the result of an increase in our accounts receivables.  The primary reason for the increase in accounts receivables was due to the higher levels of sales during third quarter of 2010 compared to the fourth quarter of 2009.  During the nine months ended September 30, 2009, changes in our working capital accounts further offset our net loss by $533.  A decrease in accounts receivables accounted for the majority of the change, as our sales during the third quarter of 2009 were $1,076 compared to $1,902 in the fourth quarter of 2008.  During the nine months ended September 30, 2010 our inventory increased $138 as a result of purchases made for orders received and an increase in work-in-process, compared to a decrease in inventory of $254 for the nine months ended September 30, 2009.  The reason for the decrease in 2009 was the result of fewer hardware sales compared to those recorded during the fourth quarter of 2008.  Accounts payable increased slightly during the first nine months of 2010 from the end of December 2009, compared to a decrease of $143 during the first nine months of 2009 from the end of December 2008.  The decrease was primarily due to lower level of sales during the third quarter of 2009 compared to the fourth quarter of 2008.  Accrued liabilities increased $274 during the nine months of 2010 from the end of December 2009 primarily as a result of higher accruals for employee related compensation and other vendor contractual agreements for services performed.   This compares to a decrease in accrued liabilities during the first nine months of 2009 from the end of December 2008, as the majority of the remaining employee severances were paid out during the first nine months of 2009.  Based on our current expense levels, we anticipate that our cash and cash equivalents will be adequate to fund our operations for the next twelve months.

Investing Activities

         Net cash used in investing activities was $127 for the first nine months of 2010 compared to cash provided by investing activities of $8,178 during the first nine months of 2009.  Cash used in investing activities during the first nine months of 2010 related to purchases of property and equipment. Cash provided by investing activities during the first nine months of 2009 was due to net sales of marketable securities of $8,301, partially offset by $123 related to the purchases of property and equipment.  We currently anticipate our capital expenditures for the remainder of the year will be at similar levels to the third quarter of 2010 as we continue to add infrastructure to our network operations center at a measured pace.  These investments are necessary in order for us to continue to provide a highly available and redundant network operations center.

Financing Activities

         Net cash provided by financing activities was $590 and $114 for the first nine months of 2010 and 2009, respectively.  Cash generated from the exercise of stock options and the issuance of shares through our associate stock purchase plan, along with proceeds from the issuance of common stock, totaled $264 and $98 for the first nine months of 2010 and 2009, respectively.  Additional cash from financing activities of $330 and $72 resulted from a reduction in restricted cash balances during the first nine months of 2010 and 2009, respectively.  These amounts were partially offset by principal payments totaling $4 and $56 on various capital leases during the first nine months of 2010 and 2009, respectively.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.   Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders.  Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank.  These covenants include maintaining a minimum tangible net worth as follows:  March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500).  As of September 30, 2010, we did not meet the applicable minimum tangible net worth requirement.  Prior to any advancement on the line of credit, we must either renegotiate the terms of the financial covenants or meet the applicable minimum tangible net worth requirement outlined above.  We had zero outstanding balance on this line of credit as of September 30, 2010.  In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit in the amount $300 on our behalf, which effectively reduced the amount available under the Loan and Security Agreement to $2,200.

Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly.

Contractual Obligations

         Although we have no material commitments for capital expenditures, we currently anticipate our capital expenditures for the remainder of the year will be at similar levels to the third quarter of 2010 as we continue to add infrastructure to our network operations center at a measured pace.  These investments are necessary in order for us to continue to provide a highly available and redundant network operations center.

Operating and Capital Leases

At September 30, 2010, our principal commitments consisted of long-term obligations under operating leases.  We lease approximately 19,000 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of September 30, 2010 and the timeframe within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,610	$241	$705	$402	$262
Capital Lease Obligations	102	48	54	-	-
Total	$1,712	$289	$759	$402	$262

     Our internal sources of liquidity solely consist of our cash balance, which as of September 30, 2010 was $6,586. Of this amount, $6,308 is invested in a daily sweep commercial paper account held with Silicon Valley Bank.   We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis.   Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business.  Our external sources of liquidity include a $2,500 line-of-credit we have in place with Silicon Valley Bank.  As previously noted, prior to any advancement on the line of credit, we must either renegotiate the terms of the financial covenants or meet the applicable minimum tangible net worth requirement.

   Based on our working capital position at September 30, 2010, we believe we have sufficient working capital to meet our current obligations.

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

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive income/(loss). The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first nine months of 2010 and 2009.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

         There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         We were not party to any material legal proceedings as of November 5, 2010.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Date:  November 5, 2010                                                                           By: /s/ Darin P. McAreavey
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

10.1	First Amendment of Lease Agreement by and betweeen Registrant and Utah State Retitrement Investment Fund, dated July 14, 2010.

10.2	Second Amendment of Lease Agreement by and betweeen Registrant and Utah State Retirement Investment Fund,dated August 4, 2010.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.