Form 10-K
period 2010-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2011-03-22
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(952) 564-3500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock ($0.01 par value)	Nasdaq Capital Market
(Title of class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2010, was approximately $18,806,801, based upon the last sale price of one share on such date.
As of March 22, 2011, the issuer had outstanding 19,233,187 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.

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
     Outsource Operating Functions. When appropriate we outsource certain support functions such as system installation, fixturing, integration, software development and technical field support. In addition, we purchase from manufacturers such items as stands, mounts, custom enclosures, monitors and computer hardware. We believe that our experience in managing complex outsourcing relationships improves the efficiency of our digital signage solutions and allows us to focus on developing software solutions.

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
     Create Custom Solutions. Although RoninCast® is an “out-of-box” solution, meaning it is designed for an array of standard applications, we also develop custom systems that meet the specific business needs of our customers. As digital signage technology continues to evolve, we believe that creating custom solutions for our customers is one of the primary differentiators of our value proposition.
     Create Content Solutions. We continue to expand our strategic planning, creative design and content engineering abilities. Our creative team develops strategies for both internal and external initiatives. We continue to produce award-winning work both for our clients and for our own use. In 2009, a majority of our marketing and sales materials were created in-house.
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
     Growth of Digital Signage.
     We believe there are four primary drivers to the growth of digital signage:
•	Changes in the advertising landscape. Media expenditures since the 1950s have gone primarily to television, followed by newspapers, magazines and commercial radio. But this 50-year trend has now realized its apex, with generational declines in consumption among Gen X and Gen Y. A February 12, 2007 article in Media Week states that where we used to have only web-portals and sites, we now have Voice Over Internet Protocal (“VOIP”) telephony, digital signage and mobile media. The “descending triangle” of traditional media is being displaced by the “ascending triangle” of Internet-enabled media, composed of web-based media, e-mail, mobile media and digital-signage media. The Internet is now blending with out-of-home networked media to form this rapidly integrated media cluster, which is displacing the descending media triangle of television, print, and commercial radio.

•	Growing awareness that digital signage is more effective. Research presented at the 2005 Digital Signage Business conference shows that digital signage receives up to 10 times the eye contact of static signage and, depending upon the market, may significantly increase sales for new products that are digitally advertised. A study by Arbitron, Inc. found that 29% of the consumers who have seen video in a store say they bought a product they were not planning on buying after seeing the product featured on the in-store video display. We believe that our dynamic digital signage solutions provide a valuable alternative to advertisers currently using static signage.

•	Decreasing hardware costs associated with digital signage. The high cost of monitors and media players has been an obstacle of digital signage implementation for a number of years. The price of digital display panels and media players has been falling due to increases in component supplies and manufacturing capacity. As a result, we believe that hardware costs are likely to continue to decrease, which would provide faster return on investment (ROI), resulting in continued growth in this market.

•	Compliance and effectiveness issues with traditional point-of-purchase signage. Our review of the current market indicates that most retailers go through a tedious process to produce traditional static point-of-purchase and in-store signage. They create artwork, send such artwork to a printing company, go through a proof and approval process and then ship the artwork to each store. According to a February 2006 article in The Retail Bulletin (February 19, 2006), it is estimated that less than 50% of all static in-store signage programs are completely implemented once they are delivered to stores. We believe our signage solution can enable prompt and effective implementation of retailer signage programs, thus significantly improving compliance and effectiveness. We believe calorie information compliance rules, as seen in New York and other states, along national legislation and pending rule making requiring certain restaurants with 20 or more locations to prominently display calorie information, represent additional opportunity within the digital signage industry.
The RoninCast®X Solution
     RoninCast®X solutions offer a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. For example, we designed Chrysler’s iShowroom which launched in the fourth quarter of 2009 in both a desktop version and an interactive touch screen kiosk for auto shoppers at Chrysler dealerships.
     RoninCast®X software enables us to deliver a turn-key solution that includes project planning, innovative design services, network deployment, software training, equipment, hardware configuration, content engineering/development, implementation, maintenance, 24/7 help desk support and a full-service network operations center, or NOC.
     Our software manages, schedules, and delivers dynamic digital content over wired or wireless networks. Our solution integrates proprietary software components and delivers content over proprietary communication protocols.
     RoninCast®X is an enterprise, web-based or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign. RoninCast®X is our latest iteration of RoninCast® which was released in the fourth quarter of 2010.
     RNIN offers a full service network operations center, manned 24/7, in Minnetonka, Minnesota, supported by a redundant center. Our operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. The servers in both locations communicate in real-time with the devices deployed at our customer locations.
     Features and benefits of the RoninCast® system include:
•	Centrally Controlled or Various Levels of Network Access. RoninCast®X software empowers the end-user to distribute content from one central location or pre-assign various levels of password-protected access. As a result, real-time marketing decisions can be managed in-house by a single individual or by pre-designated content; ensuring retailers’ communication with customers is executed system-wide at the right time and the right place. Our content management software recognizes the receipt of new content, displays the content, and reports back to the central location(s) that the media player is working properly.

•	Secure Wireless or Wired Delivery. RoninCast®X software can distribute content within an installation that is wired (Ethernet connection) or wireless. RoninCast®X software is compatible with current wireless networking technology and does not require additional capacity within an existing network. RoninCast®X software uses Wireless Local Area Network (“WLAN”) or wireless data connections to establish connectivity. By installing or using an existing onsite WLAN, the RoninCast®X digital signage solution can be incorporated throughout the venue without any environmental network cabling. We also offer our cellular communications solution for off-site signage where WLAN is not in use or practical.

•	Ease and Speed of Message Delivery. Changing market developments or events can be quickly incorporated into our system. The end-user may create entire content distributions on a daily, weekly or monthly basis. Furthermore, the system allows the end-user to interject quick daily updates to feature new or overstocked items and then automatically return to the previous content schedule.

•	Content Playback and Reporting/Data Collection. RoninCast®X software provides users the ability to retrieve play logs from media players to review what has played for invoicing and advertising management. In addition, through interactive touch screen technology, RoninCast®X software can capture user data and information. This information can provide feedback to both the customer and the marketer. The ability to track customer interaction and data mine user profiles, in a non-obtrusive manner, can provide our customers feedback that would otherwise be difficult to gather.

•	Integrated Applications. RoninCast®X software can integrate digital signage with other applications and databases including point-of-sale. RoninCast®X software is able to use a database feed, RSS, Web Service feed to change the content or marketing message, making it possible for our customers to deliver targeted messages. Data feeds can be available either internally within a business or externally through the Internet. For example, our customers can specify variable criteria or conditions which RoninCast®X software will analyze, delivering marketing content relevant to the changing environment. This data can come from a myriad of sources, such as point-of-sale systems in a retail store or a slot-machine manager in a casino.

•	Scalability/Mobility. The RoninCast®X system provides the ability to easily move signage or “scale-up” to incorporate additional digital signage. Displays can be moved to or from any location under a wireless network. Customers are able to accommodate adds/moves/changes within their environment without rewiring network connections. When the customer wants to add additional digital signage, only electrical power needs to be supplied at the new location.

•	Compliance/Consistency. RoninCast®X software addresses compliance and consistency issues associated with print media and alternative forms of visual marketing. Compliance measures the frequency of having the marketing message synchronized primarily with product availability and price. Compliance issues cause inconsistencies in pricing, product image and availability, and store policies. RoninCast®X software addresses compliance by allowing message updates and flexible control of a single location or multiple locations network-wide. RoninCast®X software allows our customers to display messages, pricing, images and other information on websites that are identical to those displayed at retail locations.

•	Network Control. Each remote media player is uniquely identified and distinguished from other units as well as between multiple locations. RoninCast®X software gives the end-user the ability to view the media player’s status to determine if the player is functioning properly and whether the correct content is playing. A list of all units on the system is displayed, allowing the end-user to view single units or clusters of units. The system also allows the end-user to receive information regarding the health of the network before issues occur. In addition, display monitors can be turned on or off remotely.
Industry Recognition
     In February 2010, we were awarded an Apex and Content award for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE):
•	Overall Network powered by our RoninCast® software in the Hospitality category; and

•	Innovative and Interactive for ARAMARK’s ordering kiosk which allows their customers to “Build Your Own Burger”.
     DSE/ITE is a leading industry show dedicated to digital signage and interactive technology.
     In July 2010, we were honored by QSR magazine with two bi-annual Applied Technology Awards. Every two years, QSR magazine, a leading monthly food service publication, recognizes the best in technology innovation that improves and enhances the restaurant experience for operators, staff and customers.
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
Select Customers
     Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition of RNIN Canada from 99 clients at the end of 2007 to over 200 clients at the end of 2010. Detail on key customers is as follows:
•	Chrysler — RNIN Canada has provided goods and services to Chrysler since 2001, including digital content creation services, e-learning tools and a data-driven touch screen kiosk program. The initial touch screen kiosk program used throughout Chrysler’s dealer network was called the Chrysler Vehicle Information Centre. Since 2009 we have been working with Chrysler on a next generation system called iShowroom. Chrysler’s U.S. dealerships can use the proprietary iShowroom product either in a personal computer only configuration, which is provided by Chrysler to each of its U.S. dealerships, or through a digital signage kiosk located on the showroom floor, which we jointly market with Chrysler to its dealers. Additionally, Chrysler launched Branded Tower Salons in 2010 promoting each of their four brands, Jeep, Ram, Chrysler and Dodge, through the iShowroom application to its dealership network. The dealerships are incentivized to adopt the Branded Tower Salons as part of Chrysler’s Dealer Standards Program, which determines the amount of quarterly marketing dollars provided by Chrysler to its dealerships. As of December 31, 2010, we had received purchase orders for 200 dealers from Chrysler for the Branded Tower Salons. We also continue to provide additional content development services to Chrysler that feature Chrysler products as they are displayed on iShowroom digital signage systems. Sales to Chrysler, including sales to its former advertising agency BBDO Detroit/Windsor, represented 46.7% and 14.3% of total sales in 2010 and 2009, respectively.

•	ARAMARK — We have provided goods and services to ARAMARK for its operations in the food service industry since April 2008. ARAMARK provides managed food service to colleges, universities, healthcare institutions, sports and entertainment venues, conference centers and other private and public gathering places. While ARAMARK is not our only customer in the food industry, it is our only customer that provides managed food service. We have received purchase orders from ARAMARK’s Higher Education division to support menu boards and touch screens on university campuses, including its Burger Studio and Topio brands. Additionally, ARAMARK has placed orders for our product services at elementary and secondary schools. Sales to ARAMARK represented 13.9% and 21.7% of our total sales in 2010 and 2009, respectively.

•	Thomson Reuters — We have provided goods and services to Thomson Reuters in connection with Thomson Reuters’ InfoPoint digital signage system since June 2007. The InfoPoint digital signage system is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. We continued to expand the number of InfoPoint digital signage locations pursuant to additional purchase orders received in 2010. Additionally, we received an order to deploy InfoPoint at 50 sites for a financial services institution with over 3,000 locations. During 2010 Thomson Reuters launched a new interactive application, Reuters Insider, which is also fully supported by our RoninCast® software. As of December 31, 2010, we provided 24-hour per day hosting and support services to over 350 locations for Thomson Reuters. Sales to Thomson Reuters represented 11.9% and 15.8% of total sales in 2010 and 2009, respectively.

•	YUM!/KFC — Since December 2007, we have provided goods and services to KFC, an entity operating in the quick service restaurant QSR industry. We have provided goods and services in connection with KFC’s implementation of digital menu boards in restaurants in seven metropolitan areas selected by KFC. Those digital menu boards have been installed in both KFC-owned and franchise restaurant locations. We continued to expand our relationship with KFC and its parent, YUM Restaurants Services Group, Inc. (“YUM!”), in 2010, which included deploying 10 KFC/TacoBell combo stores. The total number of stores being monitored by our NOC as of the end of 2010 was over 200 locations across five countries. KFC restaurants in Las Vegas, Austin, Oklahoma City, Orlando, Jacksonville and Louisville are now 100% digital. We also deployed a custom content management web-portal for KFC corporate and its franchisee operators, which allows for the online management of content, day-parting and monthly scheduling of the digital menu boards. Sales to YUM!/KFC represented 6.6% of total sales in 2010. Sales to KFC represented 10.1% of total sales in 2009.
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
Product Description
     RoninCast®X is a dynamic digital signage solution that combines scalable, secure, enterprise compliant, proprietary software with off the shelf or customer owned hardware. This integrated solution creates a network capable of controlling, managing, scheduling and delivering content from a single location to an enterprise-level system.
     RoninCast®X software is built in two main software suites, the Server Software Suite and the Client Software Suite.
     RoninCast®X Server Software Suite
     The RoninCast®X Server Software Suite is a secure web-based, distributed server which provides control over the network. The Server Software Suite includes the following components:
     Web-Based Management System (WBMS) — the WBMS suite is the central hub of RoninCast®X, it provides the digital signage operators with a single point for controlling the entire digital signage network through an Internet browser over an SSL secured connection.
     The WBMS provides access to the standard RoninCast®X functions as well as client customized features such as content management systems (CMS) and custom reporting. RoninCast implements user access through a role based concept. Each user has, upon login, all the features in which they have access rights to control their own networks. WBMS hosted functions are:

•	Network Manager — this allows digital signage operators to manage their network of screens and organize them in groups to simplify control, updates, monitoring and reporting. Network groups can follow any business concept whether it is location based, time zone based, location type or any other concept. Virtual grouping allows the operators to create as many groups as needed to target the entire network, a group of screens or down to individual screens.

•	Content Scheduler — the content scheduler provides a timeline view for each content zone with flexible view options. Operators can view schedules over a year’s length of time or down to seconds. The content scheduler offers system users a powerful yet simple interface to perform complex scheduling tasks such as content playback repeats or recurrence (daily, weekly and monthly) over different types of content. It also allows operators to create and maintain content playlists and target a specific zone or multiple zones.

•	Content Management System (CMS) — the CMS is one of the customizable WBMS components. Using the CMS, operators have the ability to manage their content such as items and prices on menu boards, specials, promotions and other updatable content.

•	Network Monitoring — RoninCast®X offers digital signage operators three main network monitoring functions within the WBMS. Other monitoring and alert notification functions are available through different means such as email, reports and NOC functions.

•	Reporting — reporting includes both standard system reports and client customized reports. Standard system reports provide an overview of system operations while customized reports are client-specific.
Distribution Server — the distribution server is a scalable robust server which provides content delivery to all screens. Utilizing a secure connection, it delivers schedules, data and content to subscribed screens.
Data Processing Server — players across the network upload different types of data to the server. Such data includes device health data, proof of plays and log data. The data processing server acts on all these data sources and processes them in an optimized database for further processing into reports, raw data feeds and decision analytics.
Software Update Server — the software update server ensures that all devices in the network are up-to-date. Once software updates are available, the software update server delivers these updates to all subscribed devices. All out-of-date disconnected devices are brought up-to-date once connected.
Integration Services — Integration services provides external systems with a secured application programming interface (API) for the RoninCast®X Server Suite through secured web services. External systems can access all RoninCast®X features through the Integration Services API. Such features include network management, content scheduling, content management, data request and reporting.
RoninCast®X Client Software Suite
The RoninCast®X client software suite bundles all the software components required to operate the device players (PC’s). This software suite communicates with the server suite over SSL secured HTTP port 80. The client suite main components are:
Media Player — media player enables the playback of a wide range of content formats from Flash, movies, and images to TV tuners and MS Power Point.
Macromedia Flash — is a multimedia platform used to add animation, video, and interactivity to web pages.

Catalog Manager — the catalog manager manages content libraries on player devices. It uses the device schedule to determine expired assets and perform content clean up to ensure proper disk space usage.
Data Integration Layer (DIL) — the DIL allows the player to leverage external data sources for different services. External data sources can be used to drive content, schedules and other functions as needed. As an example, electronic menu board content can be driven by a point-of-sale (POS) data source and/or inventory data source.
Device Health, Diagnosis and Repair Modules — these modules monitor both the player hardware and software. Monitoring data is uploaded to the server for reporting purposes and used to diagnose and repair common failures. These modules ensure proper player performance and higher player availability.
Software and Content Updates Modules — these modules ensure that the client software suite is always up-to-date. They also ensure timely delivery of content and schedule updates over a secured connection.
External Player Services — a secured set of services allows external systems to interact with the player and perform certain actions. Such actions include displaying certain content based on an externally triggered event.
Key Components
Key components of our solution include:
User-Friendly Network Control
When managing the RoninCast®X network, the ability to easily and intuitively control the network is critical to the success of the system and the success of the customer. Customer input has been, and continues to be, invaluable in the design of the RoninCast®X WBMS. Everything from simple design decisions, such as menu layout, to advanced network communication, such as seeing the content play on a remote screen, is designed to be user-friendly and intuitive.
Diverse Media and Authoring Choices
With the myriad of media design tools available today, it is vital that RoninCast®X software stay current with the tools and technologies available. RoninCast®X software started with Macromedia Flash, and while Flash remains a large percentage of content created and deployed, we have continued to innovate and expand the content options available. Today we offer video (MPEG1, MPEG2, MPEG4, WMV, AVI, QT, MOV), Macromedia Flash (SWF), still images (JPEG, BMP), and audio (MP3, WAV). Additionally, raw data feeds (from internal or Internet sources) can be processed and displayed as tickers that can be integrated into any screen layout. As media technologies continue to emerge and advance, we plan to expand the media choices for RoninCast®X solutions.
Intelligent Content Distribution
The size and complexity of the content being sent to digital displays are growing. In order for RoninCast®X software to maintain network friendliness across wired and wireless connections, it is important that as few bytes as possible are sent. There are several ways that we enable this.
The system utilizes a locally installed librarian that takes advantage of unused space on the hard-drive to track and manage content. Only files that are needed at the player are transferred, saving on network bandwidth.

RoninCast®X software supports content transfer technologies other than one-to-one connections. One such technology is multicast satellite distribution. This technology is widely used in corporations such as big-box retailers that distribute large quantities of data to many locations.
Often it is not the content itself that needs to be changed, but the information within the content that needs to be changed. If information updates are needed, instead of creating and sending a new content file, RoninCast®X software can facilitate the information swap. Through Macromedia Flash and the data integration library, changing content information (instead of the content itself) can be facilitated through mechanisms such as RSS feeds, POS systems, etc. This reduces updates from mega-bytes to the few bytes required to display a new piece of data (such as a price).
Distributed Management
In order for RoninCast®X solutions to be scalable to large organizations, it is necessary that each individual installation not burden the server with everyday tasks that are required to manage a complex network. To this end, the master controller offloads much of its work and monitoring to the site server. On the local network, the site monitor monitors players, distributes content, and collects data. The only task that is required of the server is to monitor and communicate with the site server. In this way, expansion of the RoninCast®X network by adding an installation does not burden the master controller by the number of screens added, but only by the single installation.
Enterprise-Level Compatibility
RoninCast®X software is designed to easily integrate into large enterprises and become part of the suite of tools that are used every day. The RoninCast®X WBMS runs under Windows (2K, XP and 2K+ Server). In order to accommodate our customers’ network administrators, our software supports the ability to use web services to create controlled, closed-loop interfaces for the RoninCast®X system.
Flexible Network Design
One of the strengths of the RoninCast®X network is the ease and flexibility of implementation and expansion. RoninCast®X software is designed to intelligently and successfully manage myriad connection options simultaneously, both internally to an installation and externally to the Internet.
RoninCast®X solutions can be networked using wired LAN and/or wireless LAN technology. With wireless LAN, time and costs associated with installing or extending a hardwired network are eliminated. Wireless LAN offers customers freedom of installations and reconfigurations without the high costs of cabling. Additionally, a new installation can be connected to the Internet through dial-up/DSL telephone modems, wireless data communications or high-throughput enterprise data-pipes.
In order to communicate with the WBMS, a new installation can be connected to the Internet through dial-up/DSL telephone modems, digital mobile communication (such as CDMA or GPRS), or high-throughput enterprise data-pipes.
Security
Essential to the design of RoninCast®X software is the security of the network and hence the security of our customers. In order to provide the most secure installation possible, we address security at every level of the system: RoninCast®X communication, operating system hardening, network security and user interaction.
RoninCast®X software utilizes standard HTTP or HTTPS to communicate with members of the system. Using HTTPS, RoninCast®X is able to deliver content securely.

In order for computers to be approved for use on the RoninCast®X network, their operating systems go through a rigorous hardening process. This hardening removes or disables extraneous programs that are not required for the core operation of RoninCast®X applications. The result is a significantly more stable and secure base for the system as a whole.
Wireless and wired LAN each pose different levels of security exposure. Wireless LAN has the most exposure to potential intruders. However, both can be accessed. In order to create a secure network, we utilize high-level industry-standard wireless LAN equipment and configure it with the highest level of security. When necessary, we work with our customers, analyze their network security and recommend back-end computer security hardware and software that will help make both their network and the RoninCast®X network as secure as possible.
RoninCast®X also uses a username/password mechanism with one-way encryption to protect the system. RoninCast®X also utilizes an access control layer that allows the administrator to give access or limit access to every part of the system all the way down to the object level.
Our Suppliers
     Our principal suppliers include the following:
•	NEC Display Solutions, Viewsonic and LG for monitors;
•	ASI and Seneca Data for computers;
•	Chief Manufacturing, Inc. and Peerless for fixtures; and
•	Rollouts, PRS, Spencer Technologies and Field Solutions for installation services.
     We have no long-term agreements with any of our suppliers.
Ongoing Development
     Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position. The digital signage market is subject to rapid technological change, including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options. Client requirements are also evolving rapidly. To remain successful, we must continually adapt to these and other changes. We incurred research and development expenses of $2.9 million in 2010, $2.2 million in 2009, and $2.5 million in 2008.
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
Content Engineering: Our content engineering group is tasked with the architecture, production and development of advanced interactive content as well as all e-learning content creation producing relevant, valuable, and measurable results that engage and motivate customers and consumers alike.
Content Deployment: Our content deployment group offers robust content creation and deployment capabilities for non-interactive applications, which includes planning, re-purposing of existing content and the development of visual communications.
Project Management: Our project management team has experience with large-scale implementations and installations — keeping the goals of timeliness, effectiveness and customer satisfaction in mind.
Fixturing: Whether our clients have their own partners or need our assistance, we work with clients to incorporate the RoninCast®X technology into their environments.
Installation: Our third-party installers have the experience to roll out large-scale projects and single location installations without unexpected delays or expenses.
Training: We provide training with every purchase of RoninCast®X software.
Hosting: For clients requiring assistance with operating their networks, we offer the service of a NOC for any network hosting needs.
Maintenance and Support: Our support staff is available 24/7 for assistance with any issue. Standard maintenance, including software upgrades, is included under the annual maintenance agreement.
Intellectual Property
     Patents: As of March 22, 2011, we had received one design patent, filed three U.S. patent applications and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us. We may abandon patent applications if we determine that the patent is unlikely to be granted, it is unlikely to provide significant protection or it is impractical to continue the application process after correspondence with the appropriate patent office or examiner.
     Trademarks: As of March 22, 2011, we had the following trademark registrations:
     U.S. federal trademark registrations for:
•	WIRELESS RONIN®

•	RONIN CAST®

•	RONINCAST and Design®

•	WR and Design®

•	RONINCAST® and Design (Color Logo)

•	“WR” (Circle Design)®

•	COMMUNICATING AT LIFE SPEED®

     Canadian trademark registrations for:
•	RONIN CAST and Design®

•	RONINCAST® and Design (Color Logo)

•	“WR” (Circle Design)®

•	COMMUNICATING AT LIFE SPEED®
     European Union trademark registrations for:
•	RONIN CAST®

•	RONIN CAST and Design®

•	RONINCAST® Design (Color Logo)

•	COMMUNICATING AT LIFESPEED™.
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
Competition
     We compete with EnQii and Stratacache as digital signage providers. Within our primary verticals of automotive, food service and retail, our competitors include Broadsign, Scala, Omnivex, Hughes, Texas Digital, c-nario, Harris-Infocaster, Planar/Coolsign and Cisco Systems. Touch-screen competitors include Netkey (acquired by NCR in 2009) and Nanonation. Some or all of our competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our direct sales force, our full service network operations center, our complete digital signage solutions and our brand awareness are the primary factors affecting our competitive position. We also compete with standard advertising media, including print, television and billboards.
Territories
     Our company sells products and services primarily throughout North America. In the year ended December 31, 2010, we derived 95% of net sales in the U.S., 2% of net sales in Canada and 3% in other countries, based on the location of the end customer. For more information, see Note 9 to our Consolidated Financial Statements (“Segment Information and Major Customers”).
Regulation
     We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components which we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills which address the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. As of March 22, 2011, we have not determined that such legislation or proposed legislation will have a material adverse impact on our business.

Employees
     We often refer to our employees as associates. As of March 22, 2011, we had a full-time workforce of 81, of which 66 were employees (associates) and 15 were full-time contractors. Fifty-two members of our workforce operate out of our headquarters located in Minnetonka, Minnesota. The others operate out of our office located in Windsor, Ontario, Canada. Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration.
Executive Officers of the Registrant
     The following table provides information with respect to our executive officers as of March 22, 2011. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Scott W. Koller	49	President and Chief Executive Officer

Darin P. McAreavey	42	Senior Vice President and Chief Financial Officer
     Scott W. Koller became our President and Chief Executive Officer in January 2011. Mr. Koller served as our President and Chief Operating Officer from May 2010 to December 2010 and as our Executive Vice President and Chief Operating Officer from March 2009 until May 2010. Mr. Koller joined our company in November 2004. He served as our Senior Vice President of Sales and Marketing from November 2004 through January 2007, our Executive Vice President of Sales and Marketing from February 2007 through October 2008, and our Executive Vice President of Sales and Project Management from October 2008 through March 2009. From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Incorporated, a provider of field services for large-scale implementations. From August 1998 to November 2003, Mr. Koller served in various roles with Walchem Corporation, a manufacturer of metering pumps and analytical controllers, including the last three years as Vice President of Sales and Marketing. Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.
     Darin P. McAreavey became our Senior Vice President and Chief Financial Officer in January 2011. Mr. McAreavey served as our Vice President and Chief Financial Officer from March 2009 to December 2010. Mr. McAreavey worked for Xiotech Corporation, a computer storage company, from September 2007 to March 2009 as its Chief Financial Officer. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group, a telecom logistics provider, as its Chief Financial Officer. Mr. McAreavey was the Chief Financial Officer, Executive Vice President and Treasurer for Stellent, Inc., a content management software company, from May 2006 to February 2007 and that company’s Corporate Controller from September 2004 to May 2006. Mr. McAreavey worked at Computer Network Technology, a provider of storage networking solutions, from August 1995 to September 2004 where he held several management-level finance positions including Director of Finance. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Staff Accountant at Eide Helmeke & Co., where he served from July 1991 to November 1993.

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
Risks Related to Our Business
     Our operations and business are subject to the risks of an early stage company with limited revenue and a history of losses, operating in a developing industry We have incurred losses since inception, and we have had only limited revenue. We may not ever become or remain profitable.
     Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $7.9 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $82.3 million.
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
     Our success depends on our RoninCast software and services achieving and maintaining widespread acceptance in our targeted markets. If our products contain errors or defects, our business reputation may be harmed.
     Our success will depend to a large extent on broad market acceptance of RoninCast® software and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static signage, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of RoninCast® software and our other products and services by our prospective customers will depend on the following factors:
•	our ability to demonstrate RoninCast® software’s economic and other benefits;

•	our customers becoming comfortable with using RoninCast® software; and

•	the reliability of the RoninCast® software and the hardware comprising our digital signage systems.
Our software is complex and must meet stringent user requirements. Our products could contain errors or defects, especially when first introduced or when new models or versions are released, which could cause our customers to reject our products, result in increased service costs and warranty expenses and harm our reputation. Unanticipated warranty and other costs for defective products could adversely affect our business. We must develop our products quickly to keep pace with the rapidly changing digital signage and communications market. In the future, we may experience delays in releasing new products as problems are corrected. In addition, some undetected errors or defects may only become apparent as new functions are added to our products. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and adversely affect our reputation. Delays, costs and damage to our reputation due to product defects could harm our business.
     Difficult and volatile conditions in the capital, credit and commodities markets and general economic uncertainty have prompted companies to cut capital spending worldwide and could continue to materially adversely affect our business.
     Disruptions in the economy and constraints in the capital, credit and commodities markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
• Although we believe we have sufficient liquidity under our credit agreement with Silicon Valley Bank to run our business, under extreme market conditions, we cannot assure you that such funds would be available or sufficient and, in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
• Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.
• Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms.
• Economic conditions could materially impact us through insolvency of our suppliers or current customers.
• Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.
     If the markets in which we participate experience further economic downturns or slow recovery, this could continue to negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. While we have down-sized our operations to reflect decreased demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate. If revenue were to decrease further and we were unable to adequately reduce expense levels, we might incur significant losses that could adversely affect our overall financial performance and the market price of our common stock.
     Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

     Our business is characterized by short-term purchase orders and contracts which do not require that purchases be made. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.
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
     In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. As of December 31, 2010, Chrysler LLC accounted for 48% of our total receivables. In April 2009, Chrysler and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City. While Chrysler has emerged from bankruptcy and we continue to receive orders, our revenues were significantly impacted in 2009 compared to the prior year (see Note 9 to our Consolidated Financial Statements regarding Segment Information and Major Customers.) In addition, Chrysler’s advertising agency, BBDO Detroit, closed its office at the end of January 2010. Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours. During 2010, we received all purchase orders directly from Chrysler, which included orders that traditionally would have been issued through BBDO Detroit/Windsor, the advertising agency responsible for purchasing our products and services on Chrysler’s behalf prior to 2010. Although we believe Chrysler’s decision to change its advertising agency did not affect any of our current projects, we are unable to provide assurance that future opportunities will not be impacted.
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
     In addition, we may determine to grow through future acquisitions of technologies, products or businesses. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which would likely contain restrictive covenants. Finally, acquisitions may result in significant amortization expense related to intangible assets. Such methods of financing could adversely affect our financial condition. We cannot assure you that we will be successful in integrating any business acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.
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
     Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2011. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and business alliances. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, would likely involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.
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
     Because our sales approach currently includes strategic partners and business alliances, we expect to face risks not faced by companies with only internal sales forces.
     We currently sell most of our digital signage systems and software licenses through an internal sales force. We believe our future success will depend on such sales force and our ability to attract and form relationships with strategic partners and business alliances. We may not, however, be successful in forming these types of relationships, which could result in us being unable to expand our sales network to generate revenue. Our anticipated reliance on strategic partners and business alliances involves several risks, including the following:
•	we may not be able to adequately train our strategic partners and those with which we have business alliances to sell and service our software and services;

•	they may emphasize competitors’ products or decline to promote and sell our software and services;

•	arrangements with our partners and business alliances can be terminated by either party at any time and do not require any material financial commitment;

•	channel conflict may arise between other third parties and/or our internal sales staff; and

•	software to manage content may be given away.
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
     We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost effective manner. Our pursuit of necessary technology may require substantial time and expense as experienced with our most recently launched product, RoninCast®X. We may need to license new technologies to respond to technological change. These licenses may not be available to us on commercially reasonable terms or at all. We may not succeed in adapting our products and services to new technologies as they emerge. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.
     Our future success depends on key personnel and our ability to attract and retain additional personnel.
     Our key personnel include:
•	Scott W. Koller, our President and Chief Executive Officer; and

•	Darin P. McAreavey, our Senior Vice President and Chief Financial Officer.
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
     As of March 22, 2011, we had received one design patent, filed three U.S. patent applications and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.
     Our industry is characterized by frequent intellectual property litigation, and we could face claims of infringement by others in our industry. Such claims are costly and add uncertainty to our business strategy.
     The digital media and communications industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of our intellectual property rights. From time to time, third parties may assert patent, copyright, trademark or other intellectual property rights to technologies that are important to our business. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our industry of which we are not aware. We have in the past and may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:
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
     We may be subject to U.S. and international tax authorities challenging our transfer price allocation, which could have adverse effects on our business.
     Currently a significant portion of our revenue is generated within the United States from products and services provided through our Canadian operations. As a result, we are required to prepare a transfer price allocation between our U.S. and Canadian entities. This allocation involves assumptions and estimates which may be challenged by the I.R.S. or Canadian tax authorities. In the event one of these tax authorities successfully challenges our transfer price allocation, it may result in us being subject to corporate taxes and penalties.
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
     We are subject to various restrictive covenants under our agreement with Silicon Valley Bank which may prevent us from taking actions that could be beneficial to our shareholders without Silicon Valley Bank’s consent, including mergers, acquisitions and the incurrence of additional indebtedness.
     Pursuant to our loan and security agreement with Silicon Valley Bank, we generally require the prior written consent of Silicon Valley Bank to, among other things:
• dispose of assets;
• change our business;
• liquidate or dissolve;
• change CEO or COO (replacements must be satisfactory to the lender);
• enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction;
• merge or consolidate with any other person;
• acquire all or substantially all of the capital stock or property of another person; or
• become liable for any indebtedness (other than permitted indebtedness).
     If we determine that taking one of these actions would be in our best interests and we are unable to obtain the prior written consent of Silicon Valley Bank to do so, we would be required to repay the amount owing Silicon Valley Bank at that time, which may not be advisable or even practical, or forgo taking the action for which we sought consent. In such scenario, we would be unable to borrow additional sums under the agreement with Silicon Valley Bank which could adversely affect our liquidity and capital resources. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement will also restrict our ability to borrow additional sums under this agreement. Our inability to take actions due to the restrictive covenants or our need to repay amounts borrowed and effective loss of the line of credit could have a material adverse effect on our business and financial condition.
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
     As a public company, we incur significant legal, accounting and other expenses, including costs associated with reporting requirements and corporate governance requirements, including requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and rules implemented by the SEC and NASDAQ, which are subject to change from time to time.
     If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from NASDAQ and the ineligibility of our common stock for quotation on the OTC Bulletin Board. In that event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.
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
     In August 2010, we received a deficiency letter from the NASDAQ Stock Market (“NASDAQ”) Listing Qualifications Department notifying us that, based upon our Form 10-Q filed with the U.S. Securities and Exchange Commission in August 2010, we no longer complied with NASDAQ Marketplace Listing Rule 5450(b)(1)(A), which requires a minimum of $10.0 million in stockholders’ equity for listing on the NASDAQ Global Market. In September 2010, we were notified by NASDAQ that our application to transfer the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market had been approved. The Company’s common stock transferred to the NASDAQ Capital Market in October 2010, and continues to be traded under the symbol “RNIN”.
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
     Our articles of incorporation, bylaws and Minnesota law may discourage takeovers and business combinations that our shareholders might consider to be in their best interests.
     Anti-takeover provisions of our articles of incorporation, bylaws, and Minnesota law could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further shareholder approval, may issue up to approximately 16.7 million shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of our common stock. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “control share acquisitions” and “business combinations.” We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred stock and the anti-takeover provisions of the MBCA, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of our company not approved by our board of directors.
     We do not anticipate paying cash dividends on our shares of common stock in the foreseeable future.
     We have never declared or paid any cash dividends on our shares of common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for investors in our common stock for the foreseeable future. Furthermore, our loan and security agreement with Silicon Valley Bank contains a restrictive covenant that precludes us from paying dividends without Silicon Valley Bank’s consent.
     A substantial number of shares are eligible for future sale by our current investors and the sale of those shares could adversely affect our stock price.
     We have registered for resale approximately 2.3 million shares of our outstanding common stock and approximately 1.6 million shares underlying warrants under the registration statement that was originally declared effective by the U.S. Securities and Exchange Commission in February 2007. If these shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.
ITEM 1B UNRESOLVED STAFF COMMENTS
     None.
ITEM 2 PROPERTIES
     We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 2018 as part of an amendment we entered into in July 2010. In consideration for this extension, the landlord provided us with a leasehold improvement allowance totaling $0.2 million and an initial reduction in base rent per square foot. The amendment also contains a rent escalation provision, along with a requirement of maintaining a letter of credit in the amount of $300,000 as collateral which will be released as follows: to $240,000 on August 1, 2011; to $180,000 on August 1, 2012; to $120,000 on August 1, 2013; to $60,000 on August 1, 2014; and to $0 on August 1, 2015. The amount of the letter of credit as of December 31, 2010 was $300,000. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014. As defined in the lease, we have the one-time option to cancel the lease on June 30, 2012 for a fee of approximately $39,000.
     We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs.
ITEM 3 LEGAL PROCEEDINGS
     We were not party to any material legal proceedings as of March 22, 2011.
ITEM 4 (REMOVED AND RESERVED)

PART II
ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock traded under the symbol “RNIN” on the NASDAQ Global Market from September 21, 2007 to October 3, 2010, at which time trading transferred to the NASDAQ Capital Market, the exchange on which it was previously listed since November 27, 2006. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the applicable market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2010
First Quarter	$3.83	$1.93
Second Quarter	$2.64	$1.08
Third Quarter	$1.91	$1.10
Fourth Quarter	$1.53	$1.11

2009
First Quarter	$2.32	$0.80
Second Quarter	$3.03	$1.60
Third Quarter	$4.07	$2.19
Fourth Quarter	$3.99	$2.62
Shareholders
     As of March 22, 2011, we had 90 holders of record of our common stock.
Dividend Policy
     We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors Furthermore, our loan and security agreement with Silicon Valley Bank contains a restrictive covenant that precludes us from paying dividends without Silicon Valley Bank’s consent.
Securities Authorized for Issuance Under Equity Compensation Plans
     See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.
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
COMPARISON OF CUMULATIVE TOTAL RETURN
Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2010
     None.
ITEM 6 SELECTED FINANCIAL DATA
     The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

     (in thousands, except per share amounts.)

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Current assets	$10,133	$13,705	$16,157	$34,923	$16,700
Total assets	11,242	15,347	18,560	40,369	17,546
Current liabilities	2,659	1,589	2,387	4,610	1,653
Non-current liabilities	40	—	—	71	155
Total liabilities	2,699	1,589	2,387	4,681	1,808
Shareholder’s equity	$8,543	$13,758	$16,173	$35,688	$15,738

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Sales	$8,567	$5,009	$7,381	$5,985	$3,145
Cost of sales	4,582	3,586	6,589	3,892	1,545

Gross profit	3,985	1,423	792	2,093	1,600

Selling, general and administrative and other	8,976	9,509	19,564	12,210	5,043
Research and development expenses	2,864	2,167	2,541	1,198	876

Total operating expenses	11,840	11,676	22,105	13,408	5,919

Operating loss	(7,855)	(10,253)	(21,313)	(11,315)	(4,319)
Other income (expense)	(28)	70	621	1,229	(10,469)

Net loss	$(7,883)	$(10,183)	$(20,692)	$(10,086)	$(14,788)

Basic and diluted loss per common share	$(0.44)	$(0.67)	$(1.41)	$(0.82)	$(9.71)

Basic and diluted weighted average shares outstanding	17,901	15,274	14,664	12,314	1,523

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
     We provide digital signage software, hardware and services solutions to customers who use our products and services in certain retail and service markets. Through our proprietary RoninCast®X software, we provide enterprise, web-based and hosted content delivery systems that manage, schedule and deliver digital content over wireless and wired networks. We also provide custom interactive software solutions, content engineering and creative services to our customers.
     While the digital signage system solutions that we provide have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including QSR, fast casual and managed food services markets), and (3) branded retail. The industries in which we sell goods and services are not new but their application of digital signage solutions is relatively new (within the last five years) and these industries have not widely accepted or adopted digital signage. As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue. We believe this characterization applies to our competitors as well, all of which are working to promote broader adoption of digital signage solutions and to develop profitable, substantial and steady sources of revenue.
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
     Management focuses on a wide variety of financial measurements to assess our financial health and prospects but principally upon (1) sales, to measure the adoption of digital signage technology by our customers, (2) cost of sales and gross profit, particularly expressed as gross profit percentage, to determine if sales have been made at levels of profit necessary to cover operating expenses on a long-term basis (based upon assumptions regarding adoption of digital signage technology), (3) sales of hardware relative to software and services, understanding that hardware typically provides a lower gross profit margin than do software license fees and services, (4) operating expenses so that management can appropriately match those expenses with sales, and (5) current assets, especially cash and cash equivalents used to fund operating losses thus far incurred.
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
Our Sources of Revenue
     We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances.

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
     Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in accounts receivable on the balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenue until revenue recognition criteria are met.
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
     Maintenance and hosting support revenue is recognized ratably over the term of the maintenance contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a specified percentage of net license fees as set forth in the arrangement. Our hosting support agreement fees are based on the level of service we provide to our customers, which can range from monitoring the health of our customer’s network to supporting a sophisticated web portal.
Basic and Diluted Loss per Common Share
     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3.8 million, 3.2 million and 3.6 million for 2010, 2009 and 2008, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those years.
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
Accounting for Stock-Based Compensation
     We account for stock-based compensation in accordance with “FASB ASC 718-10.” Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $0.9 million, $0.7 million and $1.3 million was charged to operating expenses during 2010, 2009 and 2008, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.
     We account for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of our common stock,warrants or options to purchase shares of our common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of these securities over the period in which the related services are received.
     See Note 8 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of FASB ASC 718-10 and the assumptions we use to calculate the fair value of stock-based compensation.
Results of Operations
     Our results of operations for the years ended 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	(in thousands)
	2010	2009	2008
Sales	$8,567	$5,009	$7,381
Cost of sales (exclusive of depreciation and amortization shown separately below)	4,582	3,586	6,589

Gross profit	3,985	1,423	792
Sales and marketing expenses	2,329	2,520	3,999
Research and development expenses	2,864	2,167	2,541
General and administrative expenses	5,963	6,168	11,258
Depreciation and amortization expense	684	771	1,226
Impairment of network equipment held for sale	—	—	1,766
Impairment of intangible assets	—	—	1,265
Termination of partnership agreement	—	50	50

Total operating expenses	11,840	11,676	22,105

Operating loss	(7,855)	(10,253)	(21,313)
Other income (expenses):
Interest expense	(58)	(6)	(22)
Interest income	30	76	647
Other	—	—	(4)

Total other income	(28)	70	621

Net loss	$(7,883)	$(10,183)	$(20,692)

     Our results of operations as a percentage of sales for the years ended 2010, 2009 and 2008 were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	53.5%	71.6%	89.3%

Gross profit	46.5%	28.4%	10.7%
Sales and marketing expenses	27.2%	50.3%	54.2%
Research and development expenses	33.4%	43.3%	34.4%
General and administrative expenses	69.6%	123.1%	152.5%
Depreciation and amortization expense	8.0%	15.4%	16.6%
Impairment of network equipment held for sale	—	—	23.9%
Impairment of intangible assets	—	—	17.1%
Termination of partnership agreement	—	1.0%	0.7%

Total operating expenses	138.2%	233.1%	299.4%

Operating loss	(91.7%)	(204.7%)	(288.7%)
Other income (expenses):
Interest expense	(0.7%)	(0.1%)	(0.3%)
Interest income	0.4%	1.5%	8.8%
Other	—	—	(0.1%)

Total other income	(0.3%)	1.4%	8.4%

Net loss	(92.0%)	(203.3%)	(280.3%)

2010 compared to 2009
Sales
     Our sales increased 71% to $8.6 million in 2010 from $5.0 million in 2009. The year-over-year increase in revenue was primarily attributable to revenue generated from our marquee customers, including Chrysler, Aramark, YUM!/KFC and Thomson Reuters, in addition to new customers. Revenue generated from Chrysler totaled $4.0 million 2010, which was up 457% from $0.7 million recognized for the prior year. In addition to assisting Chrysler with its ongoing development needs related to the iShowroom initiative during 2010, over half of our 2010 revenue from Chrysler came from its orders for 800 digital signage systems as part of its branded tower salon to be installed at 200 dealers. Since the branded tower salon is a requirement of Chrysler’s dealer standards program, which provides incentive dollars back to the dealers, we believe there will be additional orders forthcoming. However, since dealer participation is not mandatory and we do not have a contract with Chrysler requiring it to source all the various components of the solution through us, we are unable to predict or forecast the timing or value of any future orders.
     ARAMARK continues to deploy its food concepts, including Burger Studio and Topio’s, at many colleges and universities within the United States. During 2010 we installed approximately 90 new locations, which more than doubled the total number of ARAMARK sites managed by our network operations center, or NOC, from the beginning of the year. Our sales to Aramark during 2010 totaled $1.1 million, representing an increase of 4% when compared to total sales in 2009.
     We continued to penetrate further within YUM!’s QSR brands in 2010 by deploying 10 KFC/TacoBell combination stores. Additionally, we installed a total of 40 new KFC stores, bringing the total number of YUM!

brand stores which we fully host and support through our NOC to approximately 200 at the end of 2010. We continue to rollout digital menu boards for all new and remodeled stores for KFC. Furthermore, KFC has begun to implement a new highly customized web portal that we finished developing and delivered during in 2010.
     Sales to Thomson Reuters increased 45% to $0.8 million in 2010 when compared to 2009, as we continued to expand the number of InfoPoint digital signage locations. As of December 31, 2010, we had a total of 350 locations we were actively supporting through our NOC.
     Additionally in 2010, we received an order to deploy InfoPoint at 50 sites for a financial services institution with over 3,000 locations. Lastly, our recurring hosting and support revenue increased 140% in 2010 to $1.3 million when compared to 2009 as a result of an expansion of our customer base from the deployments referenced above.
     Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we are not able to predict or forecast our future revenue with any degree of precision at this time.
Cost of Sales
     Our cost of sales increased 28% to $4.6 million in 2010 from $3.6 million in 2009. The increase in cost of sales was due to the year-over-year increases in hardware sales and cost associated with delivering our services, including installation, project management, software development and content creation. On a percentage basis, our overall gross margin improved to 47% in 2010 compared to 28% for the prior year. The primary reason for this increase was the favorable hardware margin we were able to achieve from customers for whom we provided a turn-key digital signage solution. In addition, sales of our RoninCast® software were up 96% in 2010 when compared to 2009, which yielded a gross margin percentage of over 90% for both years. In addition, our services margin continued to improve as the level of recurring hosting and services revenue increased, which totaled $1.3 million in 2010 compared to $0.6 million in 2009. As a result we experienced an improvement in our services gross margin of 25 percentage points to 42% when comparing 2010 to 2009. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe over the long-term our gross margins on a percentage basis will continue to increase as our recurring revenue grows.
Operating Expenses
     Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total sales and marketing expenses declined 8% to $2.3 million in 2010 from $2.5 million in 2009. During 2010, our stock compensation expense, which was lower by $0.2 million compared to 2009, was the primary reason for this decrease in our sales and marketing expenses. Stock compensation expense totaled $0.1 million in 2010, compared to $0.3 million in the prior year. We continue to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any significant increase in our sales and marketing expenses in 2011 relative to 2010 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.
     Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for 2010 increased 32% to $2.9 million from $2.2 million in 2009. The year-over-year increase was primarily the result of higher levels of contractor and other engineering consultant expenses as we finished up the first release of our next generation of digital signage software, RoninCast®X. Since the majority of the development effort of this new software platform was completed during 2010, we incurred additional outside resource costs which primarily accounted for the increase in research and development expenses when compared to the prior year period. Although we currently have no intention of significantly increasing our staff levels in 2011, we may engage outside providers to assist in further enhancements to our RoninCast®X software which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to evolve.
     General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2010 decreased 3% to $6.0 million from $6.2 million in 2009. The decline was primarily the result of a decrease in compensation and benefits, along with reduced contractor costs, partially offset by higher levels of stock compensation expense. The reduction in compensation and benefits was the direct result of a cost optimization plan that was implemented during 2010, which included an overall reduction in full-time employees. Offsetting these reductions was a $0.4 million increase in stock compensation expense in 2010 when compared to 2009 as a result of new equity incentives provided to both employees and outside contractors. We believe our general and administrative costs will not increase significantly in 2011 when compared to 2010.
     Depreciation and amortization expense. Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities. Depreciation and amortization expense decreased 11% to $0.7 million in 2010 from $0.8 million in 2009. The decrease was primarily due to the limited number of capital acquisitions during 2010.
Interest Expense
     Interest expense increased to $58,000 in 2010 from $6,000 in 2009. The increase was primarily the result of $50,000 of expense recognized related to the fair value of the warrants issued to Silicon Valley Bank as additional consideration for the $2.5 million loan and security agreement dated March 18, 2010. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the one-year life of the agreement on a straight-line basis. See Note 8 to our consolidated financial statements regarding the assumptions used in determining the fair value of this warrant.
2009 compared to 2008
Sales
     Our sales decreased 32% to $5.0 million in 2009 from $7.4 million in 2008. The year-over-year decline in revenue was primarily attributable to the lower levels of revenue generated from a slowly-recovering automotive industry and limited deployment of digital menu boards for quick serve restaurants. In 2009, we recognized $0.7 million of revenue from Chrysler and BBDO (Detroit/Windsor), which was then an advertising agent for Chrysler, and $0.5 million from YUM!/KFC, compared to $2.3 million and $1.3 million for the prior year, respectively. Partially offsetting this decline was an increase in our sales to ARAMARK, which totaled $1.1 million in 2009 compared to $0.4 million in 2008. Our hardware sales in 2009 of $1.9 million were lower than our 2008 hardware sales of $2.5 million as a result of certain customers choosing to contract directly with display and media-player suppliers. Excluding the resale of a 2008 software order we received from Dimensional Innovations, a non-core customer, totaling $0.3 million, sales of our proprietary RoninCast® software in 2009 were up 24% or $0.1 million when compared to the prior year. Our decline in services revenue in 2009 when compared to 2008 was primarily the result of a decline in revenue generated from Chrysler LLC and BBDO, as mentioned above. Revenue generated outside of the U.S. and Canada increased $0.5 million in 2009 when compared to the prior year as a result of an increase in sales to Thomson Reuters.
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
     In November and December 2008, we announced workforce reductions of 35 and 27 people, respectively, including both employees and contractors at both our U.S. and Canadian operations. Coupled with three other U.S. employee resignations prior to the December 2008 reduction in force, these actions resulted in an approximate 40% total headcount reduction during the fourth quarter of 2008. These two workforce reductions were intended to align our expense base with the current level of sales and projects, and improve the overall efficiency of the organization. The combined severance charge from the two workforce reductions totaled approximately $0.3 million. Of such charge, $0.1 million related to general and administrative expense and $0.2 million was related to research and development expense.
     Depreciation and amortization decreased 37% to $0.8 million in 2009, from $1.2 million in 2008. The decrease in 2009 was primarily the result of recording an impairment charge during the fourth quarter of 2008 for the remaining value of our acquisition-related intangible assets.
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
     Termination of Partnership Agreement. In February 2007, we terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which we had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, we paid Marshall $0.7 million and we agreed to pay a fee in connection with sales of our software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, we agreed to pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50,000 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. We recorded an expense of $50,000 in each of 2007, 2008, 2009 and owed no minimum payment in 2010.
Interest Expense
     In 2009 and 2008, interest expense of approximately $6,000 and $22,000, respectively, was attributable to capital lease obligations. The decrease from 2008 to 2009 in interest expense was the result of lower capital lease balances.
Liquidity and Capital Resources
     As of December 31, 2010, we had $7.1 million of cash and cash equivalents, and working capital of $7.5 million. As of December 31, 2010, we did not have any debt. We plan to use our available cash to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.
     In March 2010, we entered into a loan and security agreement with Silicon Valley Bank. The agreement provides us with a revolving line-of-credit up to $2.5 million at an interest rate of prime plus 1.5%. Our ability to request an advance on this line-of-credit is based on a percentage of eligible accounts receivable and inventory balances. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement will also restrict our ability to borrow additional sums under this agreement. In January 2011, we entered into an amendment which modified the original expiration date to March 2012 and reduced the minimum tangible net worth requirement to $5.5 million, which must be maintained at either the time of an advance or while there is an outstanding balance owed to Silicon Valley Bank. We are not required to maintain the financial requirements while there are no outstanding advances. See “Subsequent Events” Note 14 to our consolidated financial statements regarding the amendment to the terms and conditions of our loan and security agreement with Silicon Valley Bank.
     Based on our current expense levels, we anticipate that our cash will be adequate to fund our operations through 2011.

     Operating Activities
     We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of December 31, 2010, we had an accumulated deficit of $82.3 million. The cash flow used in operating activities was $7.1 million, $8.2 million and $14.9 million for the years ended December 31, 2010, 2009 and 2008. In 2010, net cash used by operating activities was attributable to our net loss and an increase in accounts receivables, inventory, prepaid expenses and other current assets. The increases in accounts receivable and inventory were the result of our sales being $1.4 million higher during the fourth quarter of 2010 when compared to the same period in the prior year The days sales outstanding were 78 and 64 at December 31, 2010 and 2009, respectively. Cash used in operating activities in 2010 was partially offset by an increase in accounts payable, deferred revenue and accrued liabilities. Again, the increases in accounts payable and deferred revenue were attributable to the overall increase in sales during the fourth quarter of 2010 when compared to the prior year. The increase in accrued liabilities included higher commissions payable and other employee-related accruals in 2010 when compared to the same balances in the prior year.
     In 2009, net cash used by operating activities was attributable to our net loss and a reduction in our accounts payable and accrued liabilities accounts. These amounts were partially offset by cash provided by an overall reduction in our asset accounts and a higher balance of deferred revenue in 2009 when compared to the same balances in the prior year. During 2009, we paid $0.6 million of severance-related costs, which was included in our year-end accrued liabilities account at the end of 2008. Our deferred revenue balance was higher at the end of 2009 compared to the same balance in 2008 as a result of us being unable to deliver and recognize revenue of $0.5 million related to a software development order received in December 2009. Our accounts receivable balance at the end of 2009 was lower when compared to the year-end balance of 2008 as a result of a higher percentage of sales in the fourth quarter of 2009 being billed and collected before year-end compared to the same period in the prior year. We also recognized approximately $0.4 million less revenue in the fourth quarter of 2009 when compared to the same period in the prior year. Our inventory balance at the end of 2009 was lower when compared to the year-end balance of 2008 as a result of certain customers deciding to source displays and media-players directly from third-party suppliers, as well as overall better inventory management. In 2008, net cash used by operating activities was attributable to our net loss, increases in accounts receivable and prepaid expenses and decreases in accounts payable and deferred revenue, partially offset by decreases in inventory and corporate taxes receivable and increases in accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $0.2 million for the year ended December 31, 2010. Net cash provided by investing activities was $8.2 million and $5.3 million for the years ended December 31, 2009 and 2008. In 2010, net cash used in investing activities was attributable to the purchase of property and equipment. In 2009 and 2008, net cash provided by investing activities was primarily the result of net sales of marketable securities of $8.3 million and $6.4 million, respectively. During 2009, we invested substantially all of our cash into a commercial sweep account, as the investment interest rate was higher than interest rates of other high-grade short-term investments. The net sales of marketable securities in 2009 and 2008 were partially offset by purchases of property and equipment of $0.1 million and $1.1 million, respectively. We significantly scaled back our level of capital investments in 2009 compared to 2008 as a result of the continued cost reduction effort started in the fourth quarter of 2008.
     Financing Activities
     We have financed our operations primarily through sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2010, 2009 and 2008, we generated a net $2.2 million, $7.1 million and $0.5 million from financing activities, respectively.
     In November 2010, we sold approximately 1.4 million shares of our common stock at $1.25 per share and issued warrants to purchase up to 285,000 shares of our common stock at $1.4375 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $1.6 million in net proceeds as a result of this registered direct offering. During 2010, we received

$30,000 from the sale of approximately 28,000 shares of common stock to our associates (employees) through our 2007 Associate Stock Purchase Plan and we received approximately $0.2 million from the exercise of outstanding stock options and warrants. Our restricted cash balance was reduced by $0.3 million in 2010 related to the cancelation of a letter of credit which was collateralized by an equal amount of cash held at the issuing bank. We used $11,000 for the payment of capital leases during 2010.
     In November 2009, we sold approximately 2.6 million shares of our common stock at $2.90 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $6.9 million in net proceeds as a result of this registered direct offering. During 2009, we received $0.1 million from the sale of approximately 83,000 shares of common stock to our associates through our 2007 Associate Stock Purchase Plan and we received approximately $0.1 million from the exercise of outstanding stock options and warrants. Our restricted cash balance was reduced by $0.1 million in 2009 related to the above referenced letter of credit. We used $0.1 million in the payment of capital leases during 2009.
     During 2008, we received $0.2 million from the sale of approximately 143,000 shares of common stock to our associates through our 2007 Associate Stock Purchase Plan and we received $0.4 million from the exercise of outstanding warrants. We used approximately $0.1 million in the payment of capital leases during 2008.
     Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. Economic conditions could also materially impact us through insolvency of our suppliers or current customers. While we have down-sized our operations to reflect the decrease in demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate. If revenue were to decrease further and we are unable to adequately reduce expense levels, we might incur significant losses that could adversely affect our overall financial performance and the market price of our common stock.
     As of December 31, 2010, Chrysler accounted for 48% of our total receivables. In April 2009, Chrysler and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City. While Chrysler has emerged from bankruptcy and we continue to receive orders, our revenues were significantly impacted in 2009 compared to the prior year (see Note 9 to our Consolidated Financial Statements regarding Segment Information and Major Customers.) In addition, Chrysler’s former advertising agency, BBDO Detroit, the entity responsible for purchasing our products and services on Chrysler’s behalf, closed its office at the end of January 2010. Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours. During 2010, we received all purchase orders directly from Chrysler, which included orders that traditionally would have been issued through BBDO Detroit. Although we believe Chrysler’s decision to change its advertising agency did not affect any of our current projects, we are unable to provide assurance that future opportunities will not be impacted. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.
     Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2011. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, would likely involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially with credit markets which continue to be risk adverse. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly. Necessary funding may not be available on terms that are favorable to the company, if at all.
Off Balance Sheet Arrangements
     It is not our business practice to enter into off-balance sheet arrangements.
Contractual Obligations
     Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Unless we experience a significant increase to our revenues, we expect our 2011 operating expenses will remain at levels similar to 2010 as we continue to control expenses in the current economic environment.
     Operating and Capital Leases
     At December 31, 2010, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014. We have a one-time option under this lease to cancel the lease on June 30, 2012 for a fee of approximately $39,000. The following table summarizes our obligations under contractual agreements as of December 31, 2010, assuming we do not cancel our Canada lease early, and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,548	$242	$488	$414	$404
Capital Lease Obligations	90	46	44	—	—

Total	$1,638	$288	$532	$414	$404

     Our internal source of liquidity solely consists of our cash balance, which as of December 31, 2010 was $7.1 million. Of this amount, $6.8 million is invested in a daily sweep commercial paper account with Silicon Valley Bank. We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business. Our external sources of liquidity include a $2.5 million line-of-credit we have in place with Silicon Valley Bank.
     Based on our working capital position at December 31, 2010, we believe we have sufficient working capital to meet our current obligations for at least the next 12 months.
Recent Accounting Pronouncements
     In June 2009, the FASB issued FASB ASC 860-10-05-3, Accounting for Transfers of Financial Assets. FASB ASC 860-10-05-3 amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. ASC 860-10-05-3 also expands the disclosure requirements for such transactions. This statement became effective for our fiscal year 2010. The adoption did not have a material impact on our financial statements.
     In June 2009, the FASB issued FASB ASC 810-10-05-8, Consolidation of Variable Interest Entities. This statement became effective for our fiscal year 2010. The adoption did not have a material impact on our financial statements.

     In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will instead be subject to the other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition. We believe the adoption of this new guidance will not have a material impact on our financial statements.
Subsequent Events
     In January 2011, we entered into a First Loan Modification Agreement with Silicon Valley Bank pursuant to which the maturity date of our existing revolving line of credit was extended from March 2011 to March 2012. The revolving line of credit provides us with credit up to $2.5 million at an interest rate of prime plus 1.5%. The amount of credit available to us at any given time is the lesser of (a) $2.5 million, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. Under the First Loan Modification Agreement, we must maintain a minimum tangible net worth of at least $5.5 million. This tangible net worth minimum increases (a) quarterly by 75% of our net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. We must comply with this tangible net worth minimum while there are outstanding credit extensions (other than our existing lease letter of credit).
     In addition, in connection with our entry into the First Loan Modification Agreement, we entered into an Amendment to Warrant Agreement with Silicon Valley Bank pursuant to which the exercise price of the above-referenced warrant was reduced to $1.378 per share. The reduced exercise price represents the five-day average closing price per share of the our common stock for the period immediately preceding our entry into the First Loan Modification Agreement.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of December 31, 2010, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.
     We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
     Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B OTHER INFORMATION
     None.
PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     We incorporate by reference the information contained under the captions “Proposal 1 — Election of Directors,” “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.
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
ITEM 11 EXECUTIVE COMPENSATION
     We incorporate by reference the information contained under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We incorporate by reference the information contained under the caption “Proposal 7 — Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held June 9, 2011.
PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
     (b) See “Exhibit Index” on page E-1.
     (c) Not applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 22, 2011.

Wireless Ronin Technologies, Inc.
By	/s/ Scott W. Koller
Scott W. Koller
President and Chief Executive Officer (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott W. Koller Scott W. Koller	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2011

/s/ Darin P. McAreavey Darin P. McAreavey	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2011

/s/ Stephen F. Birke Stephen F. Birke	Chairman of the Board of Directors	March 22, 2011

/s/ Gregory T. Barnum Gregory T. Barnum	Director	March 22, 2011

/s/ Thomas J. Moudry Thomas J. Moudry	Director	March 22, 2011

/s/ Geoffrey J. Obeney Geoffrey J. Obeney	Director	March 22, 2011

/s/ William F. Schnell William F. Schnell	Director	March 22, 2011

/s/ Brett A. Shockley Brett A. Shockley	Director	March 22, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Wireless Ronin Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Wireless Ronin Technologies, Inc.
Minnetonka, Minnesota
We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
/s/ Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 22, 2011

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,064	$12,273
Accounts receivable, net of allowance of $35 and $51	2,522	1,096
Inventories	272	185
Prepaid expenses and other current assets	275	151

Total current assets	10,133	13,705
Property and equipment, net	1,019	1,242
Restricted cash	50	380
Other assets	40	20

TOTAL ASSETS	$11,242	$15,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$37	$—
Accounts payable	1,563	976
Deferred revenue	488	362
Accrued liabilities	571	251

Total current liabilities	2,659	1,589
Capital lease obligations, less current maturities	40	—

TOTAL LIABILITIES	2,699	1,589

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 19,233 and 17,614 shares issued and outstanding	192	176
Additional paid-in capital	91,138	88,371
Accumulated deficit	(82,278)	(74,395)
Accumulated other comprehensive loss	(509)	(394)

Total shareholders’ equity	8,543	13,758

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,242	$15,347

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Sales
Hardware	$3,195	$1,878	$2,479
Software	1,394	710	876
Services and other	3,978	2,421	4,026

Total sales	8,567	5,009	7,381
Cost of sales
Hardware	2,113	1,504	2,193
Software	109	21	247
Services and other	2,312	2,018	4,084
Inventory lower of cost or market adjustment	48	43	65

Total cost of sales (exclusive of depreciation and amortization shown separately below)	4,582	3,586	6,589

Gross profit	3,985	1,423	792
Operating expenses:
Sales and marketing expenses	2,329	2,520	3,999
Research and development expenses	2,864	2,167	2,541
General and administrative expenses	5,963	6,168	11,258
Depreciation and amortization expense	684	771	1,226
Impairment of network equipment held for sale	—	—	1,766
Impairment of intangible assets	—	—	1,265
Termination of partnership agreement	—	50	50

Total operating expenses	11,840	11,676	22,105

Operating loss	(7,855)	(10,253)	(21,313)
Other income (expenses):
Interest expense	(58)	(6)	(22)
Interest income	30	76	647
Other	—	—	(4)

Total other income (expense)	(28)	70	621

Net loss	$(7,883)	$(10,183)	$(20,692)

Basic and diluted loss per common share	$(0.44)	$(0.67)	$(1.41)

Basic and diluted weighted average shares outstanding	17,901	15,274	14,664

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balances at December 31, 2007	14,538	$145	$78,742	$(43,520)	$321	$35,688
Net loss	—	—	—	(20,692)	—	(20,692)
Unrealized loss on investments	—	—	—	—	(1)	(1)
Foreign currency translation loss	—	—	—	—	(733)	(733)
Total comprehensive loss						(21,426)
Stock-based compensation	—	—	1,313	—	—	1,313
Restricted stock issued under equity incentive plan	6	1	—	—	—	1
Exercise of options and warrants	163	1	371	—	—	372
Common stock issued under associate stock purchase plan	143	1	224	—	—	225

Balances at December 31, 2008	14,850	148	80,650	(64,212)	(413)	16,173
Net loss	—	—	—	(10,183)	—	(10,183)
Foreign currency translation gain	—	—	—	—	19	19
Total comprehensive loss						(10,164)
Stock-based compensation	—	—	698	—	—	698
Restricted and common stock issued under equity incentive plan	30	—	—	—	—	—
Exercise of options and warrants	36	1	60	—	—	61
Common stock issued under associate stock purchase plan	83	1	86			87
Proceeds from the sale of common stock, less offering costs	2,615	26	6,877	—	—	6,903

Balances at December 31, 2009	17,614	176	88,371	(74,395)	(394)	13,758
Net loss	—	—	—	(7,883)	—	(7,883)
Foreign currency translation loss	—	—	—	—	(115)	(115)
Total comprehensive loss						(7,998)
Stock-based compensation	—	—	868	—	—	868
Warrants issued for debt issuance costs	—	—	66	—	—	66
Restricted and common stock issued under equity incentive plan	91	1	—	—	—	1
Forfeiture of restricted stock awards	(11)	—	(25)	—	—	(25)
Exercise of options and warrants	86	1	233	—	—	234
Common stock issued under associate stock purchase plan	28	—	30			30
Proceeds from the sale of common stock, less offering costs	1,425	14	1,595	—	—	1,609

Balances at December 31, 2010	19,233	$192	$91,138	$(82,278)	$(509)	$8,543

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net loss	$(7,883)	$(10,183)	$(20,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	684	771	702
Amortization of acquisition-related intangibles	—	—	524
Impairment of intangible assets	—	—	1,265
Impairment of network equipment held for sale	—	—	1,766
Loss on disposal of property and equipment	13	53	73
Stock-based compensation expense	868	698	1,313
Amortization of warrants issued for debt issuance costs	50	—	—
Forfeiture of common stock for payroll taxes	(25)	—	—
Change in operating assets and liabilities, net of acquisitions:
Provision for doubtful receivables	9	(41)	7
Accounts receivable	(1,435)	828	(173)
Corporate income taxes	—	14	189
Inventories	(87)	275	182
Prepaid expenses and other current assets	(112)	72	(63)
Other assets	(20)	18	1
Accounts payable	584	(107)	(272)
Deferred revenue	127	180	(6)
Accrued liabilities	128	(825)	274

Net cash used in operating activities	(7,099)	(8,247)	(14,910)
Investing activities
Purchases of property and equipment	(189)	(133)	(1,051)
Purchases of marketable securities	—	(22)	(28,662)
Sales of marketable securities	—	8,323	35,018

Net cash provided by/(used in) investing activities	(189)	8,168	5,305
Financing activities
Payments on long-term notes payable and capital leases	(11)	(71)	(99)
Restricted cash	330	70	—
Proceeds from issuance of common stock and warrants	1,609	6,903	—
Proceeds from exercise of warrants and stock options	234	61	372
Proceeds from sale of common stock under associate stock purchase plan	30	87	225

Net cash provided by financing activites	2,192	7,050	498
Effect of Exchange Rate Changes on Cash	(113)	8	(141)

Increase (Decrease) in Cash and Cash Equivalents	(5,209)	6,979	(9,248)
Cash and Cash Equivalents, beginning of year	12,273	5,294	14,542

Cash and Cash Equivalents, end of year	$7,064	$12,273	$5,294

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business and Operations
Overview
     Wireless Ronin Technologies, Inc. (the “Company”) is a Minnesota corporation that provides dynamic digital signage solutions targeting specific retail and service markets. The Company has designed and developed RoninCast®, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network. The solutions, the digital alternative to static signage, provide business customers with a dynamic and interactive visual marketing system designed to enhance the way they advertise, market and deliver their messages to targeted audiences.
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
2. Foreign Currency
     Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. In 2010, 2009 and 2008, a foreign currency transaction gain of $104, $1 and $214 was recorded in Sales, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
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
   Software design and development services
     Revenue from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with “FASB ASC 605-985-25-88 through 107.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. The Company measures its progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. The Company’s presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
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
     Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in accounts receivable on the balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenue until revenue recognition criteria are met.
     Uncompleted contracts at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Cost incurred on uncompleted contracts	$80	$205
Estimated earnings	179	226

Revenue recognized	259	431
Less: billings to date	(182)	(532)

	$77	$(101)

     The above information in presented in the balance sheet as follows:

	December 31,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$109	$74
Billings in excess of costs and estimated earnings on uncompleted contracts	(32)	(175)

	$77	$(101)

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
4. Cash and Cash Equivalents
     Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2010, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.
5. Restricted Cash
     In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50 and $380, at December 31, 2010 and 2009, respectively. The reduction in restricted cash was the result of the Company obtaining a letter of credit for its current lease from Silicon Valley Bank which did not require a cash deposit to be maintained by the Company.
6. Accounts Receivable
     Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $35 and $51 at December 31, 2010 and 2009, respectively.
7. Inventories
     The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at December 31, 2010 and 2009.
8. Impairment of Long-Lived Assets
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
     If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets, including finite-lived intangible assets, recorded in 2010 or 2009. Impairment charges of $1,265 were recorded in 2008 related to the intangible assets associated with the acquisition of our wholly-owned subsidiary.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
9. Depreciation and Amortization
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
     Depreciation and amortization expense (exclusive of amortization of intangible assets) was $684, $771 and $702 for the years ended December 31, 2010, 2009 and 2008, respectively.
10. Advertising Costs
     Advertising costs are charged to operations when incurred. Advertising costs were $45, $126 and $286 for the years ended December 31, 2010, 2009 and 2008, respectively.
11. Comprehensive Loss
     Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are unrealized gains and losses on short-term investments and foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. In 2009, comprehensive losses included $19 of unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar compared to $115 and $733 of unrealized foreign currency translation losses in 2010 and 2008. In 2008, comprehensive losses for unrealized investment losses were immaterial.
12. Research and Development and Software Development Costs
     Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2010, 2009 and 2008. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $2,864 in 2010, $2,167 in 2009 and $2,541 in 2008.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
13. Basic and Diluted Loss per Common Share
     Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,832, 3,196 and 3,612 for 2010, 2009 and 2008, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.
14. Deferred Income Taxes
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
15. Accounting for Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $868, $698 and $1,313 was charged to expense during 2010, 2009 and 2008, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.
     The Company adopted the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. Due to the limited historical data to rely upon, the Company utilized the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1 for awards granted prior to January 1, 2010. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. Due to the limited historical data prior to January 1, 2010, the Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted prior to January 1, 2010. From January 2010, the Company calculated the estimated expected life based upon historical exercise data. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.
     Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. Commencing January 1, 2010, the Company applied a pre-vesting forfeiture rate of 18.3 to 19.3% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.
     See Note 8 for further information regarding the impact of the Company’s adoption of FASB ASC 718-10 and the assumptions used to calculate the fair value of share-based compensation.
16. Fair Value of Financial Instruments
     “FASB ASC 820-10,” Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of capital lease obligations approximates carrying value based on the interest rate in the lease compared to current market interest rates.
17. Use of Estimates
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
18. Deferred Financing Costs
     Amortization expense related to deferred financing costs was $50 for the year ended December 31, 2010 and is recorded as a component of interest expense. There was no amortization expense recorded in 2009 and 2008. The balance of deferred finance costs at December 31, 2010 was $16.
19. Subsequent Events
     The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
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
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
     The following tables provide details of selected financial statement items:
ALLOWANCE FOR DOUBTFUL RECEIVABLES

	2010	2009
Balance at beginning of year	$51	$92
Provision for doubtful receivables	—	—
Write-offs	(16)	(41)

Balance at end of year	$35	$51

INVENTORIES

	December 31,
	2010	2009
Finished goods	$188	$156
Work-in-process	84	29

Total inventories	$272	$185

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. The Company recorded expense of $48, $43 and $65 during the years ended December 31, 2010, 2009 and 2008, respectively, related to this adjustment to cost of sales.
PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets as of December 31, 2010 and 2009 consisted primarily of deposits for trade shows and corporate insurance premiums.
PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
Leased equipment	$411	$321
Equipment	1,433	1,330
Leasehold improvements	363	155
Demonstration equipment	155	151
Purchased software	691	651
Furniture and fixtures	571	565

Total property and equipment	$3,624	$3,173
Less: accumulated depreciation and amortization	(2,605)	(1,931)

Net property and equipment	$1,019	$1,242

OTHER ASSETS
     Other assets consist of long-term deposits on operating leases.
ACCRUED LIABILITIES

	December 31,
	2010	2009
Compensation	$260	$146
Accrued rent	252	71
Sales tax and other	59	34

Total accrued liabilities	$571	$251

     See Note 5 for additional information on capital lease obligations.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
DEFERRED REVENUE

	December 31,
	2010	2009
Deferred software maintenance	$293	$75
Customer deposits and deferred project revenue	195	287

Total deferred revenue	$488	$362

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Yeas Ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$3	$6	$22

Supplemental disclosures of non-cash investing and financing activities
Warrants issued for debt issuance costs	66	—
Non-cash purchase of property and equipment through capital lease obligations	89	—
Non-cash purchase of property and equipment through leasehold improvement allowance	191	—	—
Collateral received for note receivable	—	—	1,937

NOTE 3: TERMINATION OF PARTNERSHIP AGREEMENT
     On February 13, 2007, the Company terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which it had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, the Company paid Marshall $654 and agreed to pay a fee in connection with sales of its software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company agreed to pay Marshall (i) 30% of the net invoice price for the sale of our software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by us on or before February 12, 2012, with a minimum annual payment of $50 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by us in relation to any test installations involving sales or prospective sales to End Users. The Company recorded an expense of $50,000 in each of 2007, 2008 and 2009 and owed no minimum payment in 2010.
NOTE 4: FAIR VALUE MEASUREMENTS
     Marketable securities consist of marketable debt securities. These securities were accounted for in accordance with FASB ASC 320-10-25. Accordingly, the unrealized gains (losses) associated with these securities were reported in the equity section as a component of accumulated other comprehensive income (loss).
     Realized gains or losses on marketable securities were recorded in the statement of operations within the “Other income (expenses), other” category. The cost of the securities for determining gain or loss was measured by specific identification. Realized gains and losses on sales of investments were immaterial in 2010, 2009 and 2008. Interest income of $30, $76 and $647 was recorded in 2010, 2009 and 2008, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     As of December 31, 2010 and 2009, cash equivalents consisted of the following:

	December 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,764	$—	$—	$6,764

Total included in cash and cash equivalents	$6,764	$—	$—	$6,764

	December 31, 2009
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$10,210	$—	$—	$10,210

Total included in cash and cash equivalents	$10,210	$—	$—	$10,210

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
     Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at December 31, 2010 and December 31, 2009 includes funds held in a commercial paper sweep account totaling $6,764 and $10,210, which are included in cash and cash equivalents in the consolidated balance sheet.
     Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At December 31, 2010 and 2009, the Company had no Level 2 financial assets on its consolidated balance sheet.
     Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At December 31, 2010 and 2009, the Company had no Level 3 financial assets on its consolidated balance sheet.
     The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of December 31, 2010 and 2009.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
NOTE 5: CAPITAL LEASE OBLIGATIONS
     The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.
     Other information relating to the capital lease equipment is as follows:

	December 31,
	2010	2009
Cost	$89	$322
Less: accumulated amortization	(14)	(322)

Total	$75	$—

     Amortization expense for capital lease assets was $14, $53 and $67 for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in depreciation and amortization expense.
     Future lease payments under the capital lease are as follows:

For the Years Ending December 31,	Amount
2011	$46
2012	44

Total payments	90
Less: portion representing interest	(13)

Principal portion	77
Less: current portion	(37)

Long-term portion	$40

     Future maturities of capital lease obligations are as follows:

Years Ending December 31,	Amount
2011	37
2012	40

Total	$77

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
NOTE 6: COMMITMENTS AND CONTINGENCIES
     Operating Leases
     The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. See Note 2 (Other Financial Statement Information). The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances as of December 31, 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which will be released as follows: to $240 on August 1, 2011; to $180 on August 1, 2012; to $120 on August 1, 2013; to $60 on August 1, 2014; and to $0 on August 1, 2015. The amount of the letter of credit as of December 31, 2010 was $300. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014. Pursuant to the lease, the Company has a one-time option to cancel the lease on June 30, 2012 for a fee of approximately $39.
     Rent expense under the operating leases was $378, $361 and $526 for the years ended December 31, 2010, 2009 and 2008, respectively.
     Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations
2011	$242
2012	245
2013	243
2014	219
2015	195
Thereafter	404

Total future minimum obligations	$1,548

     Litigation
     The Company was not party to any material legal proceedings as of December 31, 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     Revolving Line-of-Credit
     In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”). The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. While there are outstanding credit extensions (other than the Company’s outstanding lease letter of credit), the Company must maintain a minimum tangible net worth as follows: March 18, 2010 through June 30, 2010 ($10,500); July 1, 2010 through December 31, 2010 ($8,500); and January 1, 2011 and thereafter ($7,500). These tangible net worth minimums increase (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from the Company’s issuances of equity after March 18, 2010 and/or the principal amount of subordinated debt. Under the agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company. The Loan and Security Agreement matures on March 17, 2011. As of December 31, 2010, the Company met the applicable minimum tangible net worth requirement. The Company had a zero outstanding balance on this line of credit as of December 31, 2010. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit in the amount of $300 on the Company’s behalf, which effectively reduced the amount available under the Loan and Security Agreement to $2,200. The revolving line-of-credit was amended during January 2011 to extend the maturity date to March 2012 and reduce the minimum tangible net worth covenant. See Note 14 (Subsequent Events).
NOTE 7: SHAREHOLDERS’ EQUITY
     Registered Direct Offerings
     In November 2010, the Company sold a total of 1,425 shares of the Company’s common stock at $1.25 per share and warrants to purchase up to 285 shares of common stock at an exercise price of $1.4375 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $1,609 in net proceeds as a result of this registered direct offering.
     In November 2009, the Company sold a total of 2,615 shares of the Company’s common stock at $2.90 per share pursuant to the above-referenced registration statement. The Company obtained approximately $6,903 in net proceeds as a result of this registered direct offering.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     Warrants
     The Company has issued common stock purchase warrants to certain debt holders, contractors, and investors in connection with various transactions. The Company values the warrants using the Black-Scholes pricing model and they are recorded based on the reason for their issuance.
     Warrants held by non-employees during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	1,357	$4.55	1,637	$5.20	1,866	$5.28
Granted	326	1.62	—	—	—	—
Exercised	(63)	3.20	—	—	(130)	3.29
Expired	(170)	8.34	(280)	8.39	(99)	9.04

Outstanding at end of year	1,450	$3.50	1,357	$4.55	1,637	$5.20

Non-exercisable	—		—		—

Outstanding and exercisable at end of year	1,450	$3.50	1,357	$4.55	1,637	$5.20

     In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement. Fair value at the date of grant was $1.59 per warrant. In addition, the Company issued three-year fully vested warrants to purchase 285 shares of common stock at an exercise price of $1.4375 to investors in its registered direct offering completed in November 2010. These warrants are included in the above table.
     The Company received total proceeds of $201 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $29. No common stock warrants were exercised in 2009. The Company received total proceeds of $372 for common stock warrants exercised in 2008 which had an intrinsic value of $410.
     The Company issued a warrant to purchase 450 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company. The warrant, which is included in the above table, became exercisable in November 2007 and expires in November 2011.
     As of December 31, 2010, 2009 and 2008, the weighted average contractual life of the outstanding warrants was 1.27 years, 1.45 years and 2.13 years, respectively.
NOTE 8: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Warrants
     The Company has also issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vest immediately and have exercise periods of five years.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     Warrants held by employees during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	229	$8.09	322	$7.00	363	$6.21
Granted	—	—	—	—	—	—
Exercised	(7)	2.25	(15)	2.25	(41)	0.09
Expired	(122)	7.66	(78)	4.71	—	—

Outstanding and exercisable at end of year	100	$9.00	229	$8.09	322	$7.00

     All employee common stock warrants outstanding and exercisable at December 31, 2010 have a weighted average exercise price of $9.00 and a weighted average remaining contractual life of 0.19 years. The intrinsic value related to these warrants was $0 as of December 31, 2010.
     The Company received total proceeds of $15 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $7. The Company received total proceeds of $34 for common stock warrants exercised during 2009. The intrinsic value related to these warrants was $0. The Company received total proceeds of $4 for common stock warrants exercised during 2008. The intrinsic value related to these warrants was $152.
Stock options
Amended and Restated 2006 Equity Incentive Plan
     In March 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (now known as the Amended and Restated 2006 Equity Incentive Plan (the “EIP”)) which was approved by the Company’s shareholders in February 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was 1,000 shares. In November 2007, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 1,750. In June 2009, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 2,125 and also increased the maximum number of shares for which awards may be granted to any individual participant in any calendar year from 300 to 500. In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 2,400. The EIP expires in March 2016. As of December 31, 2010, there were 153 shares available for future awards under the EIP.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     Incentive options may be granted only to the Company’s officers, employees or corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the EIP. The Company will not grant non-statutory options under the EIP with an exercise price of less than 85% of the fair market value of the Company’s common stock on the date of grant. The Company issues new common stock shares when stock options are exercised.
2006 Non-Employee Director Stock Option Plan
     In April 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders in February 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors is automatically entitled to a grant of an option for the purchase of 40 shares of common stock, 10 of which vest and become exercisable on the date of grant, and additional increments of 10 shares become exercisable and vest upon each director’s reelection to the Board of Directors. The number of shares originally reserved for awards under the DSOP was 510 shares. Options are required to be granted at fair market value. As of December 31, 2010, there were 260 shares available for future awards under the 2006 Non-Employee Director Stock Option Plan.
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
     A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, December 31, 2007	1,314	$4.65
Granted	993	1.70
Exercised	—	—
Forfeited or expired	(654)	4.63

Balance, December 31, 2008	1,653	$2.89
Granted	380	1.66
Exercised	(21)	1.26
Forfeited or expired	(402)	3.90

Balance, December 31, 2009	1,610	$2.36
Granted	889	1.84
Exercised	(16)	1.15
Forfeited or expired	(201)	1.34

Balance, December 31, 2010	2,282	$2.26

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     The Company received total proceeds of $18 and $35 for stock options exercised during 2010 and 2009, respectively. The intrinsic value related to these options was $20 and $27 in 2010 and 2009, respectively. There were no stock option exercises in 2008.
     Information with respect to employee common stock options outstanding and exercisable at December 31, 2010 is as follows:

	Stock Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of Exercise	Number	Remaining	Average	Intrinsic	Options	Average	Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$0.67 — $1.12	430	8.1 Years	$0.80	$278	350	$0.73	$250
$1.13 — $1.51	460	9.3 Years	1.33	56	120	1.37	10
$1.52 — $2.33	472	4.8 Years	1.82	—	312	1.77	—
$2.34 — $2.93	478	7.9 Years	2.53	—	51	2.81	—
$2.94 — $7.38	442	0.9 Years	4.83	—	381	4.74	—

	2,282	6.2 Years	$2.26	$334	1,214	$2.41	$260

Restricted Stock and Share Awards
     The Company issued restricted stock awards of 61 shares to two executive officers and certain key employees in March 2010. Of the shares, 30 vest in annual installments over a three-year period with continued employment. The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $2.55. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over the one and three-year periods. As of December 31, 2010, $75 remained to be expensed.
     The Company issued restricted stock awards of 38 shares to an employee and 19 shares to an independent contractor in August 2010. Vesting requires continued service over a one-year period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.82. The fair market value of the grants totaled $104 and is being recognized as stock compensation expense over a one-year period. The balance of $64 will be recognized as stock compensation over the remainder of the one-year period.
     The Company issued a restricted stock award of 5 shares to an independent contractor in September 2010. Vesting requires both continued services and achievement of certain product development releases over a one-year period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.28. The fair market value of the grant totaled $6 and is being recognized as stock compensation expense over a one-year period. As of December 31, 2010, $4 remained to be expensed.
     The Company issued restricted stock awards of 34 shares to an independent contractor in November 2010. Vesting requires continued service over a three-month period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.40. The fair market value of the grants totaled $48, of which $29 was recognized as stock compensation expense in 2010. The balance of $19 will be recognized as stock compensation over the remainder of the one-month period.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     The Company issued a restricted stock award of 25 shares and a stock bonus of 5 shares in April 2009 to an executive officer. The vesting condition of the restricted stock included continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009. The vesting condition related to the revenue target was met in 2009 and the continued employment condition was met in April 2010. The fair value of the shares was based on the per share closing market price on the date of grant of $2.20 . The fair market value of the grant totaled $66 and was recognized as stock compensation expense on a straight-line basis over the one-year restriction period. In April 2010, 11 of the 25 shares of the restricted stock award were tendered back to the Company in consideration for satisfying all associated taxes on behalf of the employee.
     A summary of the changes in outstanding restricted stock and share awards is as follows:

	Restricted	Weighted
	Stock Awards	Average
	Outstanding	Price
Balance, December 31, 2007	6	$6.25
Granted	—	—
Vested	(6)	6.25
Forfeited or expired	—	—

Balance, December 31, 2008	—	$—
Granted	30	2.20
Vested	(5)	2.20
Forfeited or expired	—	—

Balance, December 31, 2009	25	$2.20
Granted	157	2.00
Vested	(14)	2.20
Forfeited or expired	(16)	2.28

Balance, December 31, 2010	152	$1.98

Stock Compensation Expense Information
     FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Following is a summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Stock-based compensation costs included in:
Cost of sales	$9	$6	$20
Sales and marketing expenses	117	331	202
Research and development expenses	40	42	37
General and administrative expenses	702	319	1,054

Total stock-based compensation expenses	$868	$698	$1,313

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     At December 31, 2010, there was approximately $946 of total unrecognized compensation expense related to unvested share-based awards. The expense will be recognized ratably over the next 1.86 years and will be adjusted for any future changes in estimated forfeitures. The estimated forfeiture rate is 19.3% and 0% at December 31, 2010 and 2009, respectively.
Valuation Information for Stock-Based Compensation
     For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $1.25, $1.06 and $1.11 per share for 2010, 2009 and 2008, respectively. These values were calculated using the following weighted average assumptions:

	2010	2009	2008
Expected life	4.04 to 4.30 Years	3.25 Years	3.31 Years
Dividend yield	0%	0%	0%
Expected volatility	91.7 to 94.3%	98 to 105.6%	98.5%
Risk-free interest rate	1.3 to 2.4%	1.3 to 1.6%	1.9%
     The estimated fair value of stock options that vested during 2010, 2009 and 2008 was $670, $683 and $1,324, respectively.
     The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. Due to the limited historical data to rely upon, the Company utilized the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1 for awards granted prior to January 1, 2010. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. Due to the limited historical data prior to January 1, 2010, the Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted prior to January 1, 2010. From January 2010, the Company calculated the estimated expected life based upon historical exercise data. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.
     Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. From January 2010, the Company applied a pre-vesting forfeiture rate of 18.3 to 19.3% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.
     In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement. The Company computed the estimated fair value of the warrant using the Black-Scholes model of $1.59 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate. The fair value of $66 is being amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. As of December 31, 2010, $16 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
2007 Associate Stock Purchase Plan
     In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 28, 83 and 143 in the years ended December 31, 2010, 2009 and 2008, respectively. There were 146 shares reserved and available under the plan as of December 31, 2010.
Employee Benefit Plan
     In 2007, the Company established a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for a Company contribution match.
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
     Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
United States	$8,093	$4,379	$6,271
Canada	202	127	1,110
Other countries	272	503	—

Total Sales	$8,567	$5,009	$7,381

     Geographic segments of property and equipment are as follows at:

	December 31,	December 31,
	2010	2009
Property and equipment, net:
United States	$905	$935
Canada	114	307

Total	$1,019	$1,242

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Years ended December 31,
Customer	2010	2009	2008
Chrysler (BBDO Detroit/Windsor) **	46.7%	14.3%	31.8%
Aramark	13.1%	21.7%	*
Reuters Ltd.	*	15.8%	*
KFC	*	10.1%	17.9%

	13.1%	47.6%	17.9%

*	Sales to these customers were less than 10% of total sales for the period reported.

**	Includes sales to BBDO Detroit/Windsor for 2009 and 2008.
     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2010 and 2009, a significant portion of the Company’s accounts receivable was concentrated with one customer. Customers with greater than 10% of total accounts receivable are represented on the following table:

	Year ended December 31,
Customer	2010	2009
Chrysler	48.3%	41.8%

NOTE 10: INCOME TAXES
     The Company has not recorded a current or deferred tax provision for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company has not provided for U.S. taxes on the cumulative loss of approximately $6,871 incurred by its Canadian wholly-owned subsidiary. If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2010	2009
Current asset / (liability):
Allowance for doubtful accounts	$13	$20
Property and equipment	(33)	(192)
Accrued expenses	203	29
Severance	—	9
Non-qualified stock options	475	410
Non-current asset:
Net foreign carryforwards	2,096	2,077
Net operating loss carryforwards	21,603	19,620

Deferred tax asset	24,357	21,973
Less: valuation allowance	(24,357)	(21,973)

Net deferred tax asset	$—	$—

     Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2010, the Company had federal net operating loss, or NOL, carryforwards of approximately $58,130, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of approximately $32,000, which will begin to expire in 2020. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. The Company had not undertaken a 382 study as of December 31, 2010.
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
     The Company has adopted accounting guidance related to uncertain tax positions. This accounting guidance prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of uncertain tax position guidance did not have a material impact on the Company’s consolidated financial statements. Additionally, the adoption of the guidance had no impact on retained earnings. The Company had no uncertain tax positions as of December 31, 2010 and 2009.
     The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2010 and 2009, the Company had no accruals for the payment of tax-related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for the years 2006-2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     The components of income tax expense (benefit) consist of the following:

	Year ended December 31,
	2010	2009	2008
Income tax provision:
Deferred:
Federal	$(1,908)	$(2,088)	$(5,179)
State	(148)	485	(990)
Foreign	(328)	(693)	(1,144)
Change in valuation allowance	2,384	2,296	7,313

Total income tax expense (benefit)	$—	$—	$—

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
     The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year ended December 31,
	2010	2009	2008
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(2.0)	(3.3)	(4.8)
Foreign rate differential	0.5	0.9	(0.6)
Stock-based compensation	1.5	1.1	1.0
Intangibles expense	—	—	3.0
Other	0.3	0.1	0.1
Change in estimated tax rate	3.5	12.6	(0.6)
Change in valuation allowance	30.2	22.6	35.9

	—%	—%	—%

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
NOTE 11: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     The following table set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2010 and 2009:

	Quarter Ended
	March 31	June 30	September 30	December 31
2010
Sales	$1,075	$1,916	$2,672	$2,904
Gross profit	424	914	1,324	1,323
Loss from operations	(2,761)	(2,056)	(1,387)	(1,651)
Net loss	$(2,753)	$(2,064)	$(1,402)	$(1,664)
Net loss per share — basic and diluted	$(0.16)	$(0.12)	$(0.08)	$(0.09)
2009
Sales	$1,433	$963	$1,076	$1,537
Gross profit	273	220	362	568
Loss from operations	(2,943)	(2,669)	(2,478)	(2,163)
Net loss	$(2,903)	$(2,655)	$(2,471)	$(2,154)
Net loss per share — basic and diluted	$(0.20)	$(0.18)	$(0.17)	$(0.13)
NOTE 12: IMPAIRMENT OF NETWORK EQUIPMENT HELD FOR SALE
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
     In consideration of this undertaking to complete the Meijer Network (as defined below), the Company agreed to take a promissory note and security interest in certain equipment, while it understood NewSight was in the process of raising capital. Effective October 2007, NewSight issued the Company a Secured Promissory Note (the “Note”) for goods provided and services rendered, in an original principal amount of $1,760. In connection with the issuance of the Note, the Company also entered into a Security Agreement, dated October 2007, with NewSight pursuant to which the Company acquired a security interest in certain collateral of NewSight, consisting of all existing and after-acquired video screens and monitors and other equipment for digital signage then or thereafter provided by the Company to NewSight, including all such equipment located in the Fashion Square Mall in Saginaw, Michigan and the Asheville Mall in Asheville, North Carolina, and any grocery store premises operated by Meijer and its affiliates (the “Meijer Network”) and all related hardware, software and parts used in connection with such equipment or the Meijer Network and all proceeds from such personal property, but not including any intellectual property of NewSight (the “Collateral”). Pursuant to the Note, this debt obligation would mature on the first to occur of (1) successful completion of NewSight’s financing efforts, or (2) December 31, 2007.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
NOTE 13: SEVERANCE EXPENSE
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     In March and April 2009, the Company continued to make organizational changes to better align resources. The combined severance expense related to these workforce reductions totaled $237 and $210, respectively. As of December 31, 2009, a total severance amount of $37 remained to be paid in 2010.
     The following table provides financial information on the employee severance expense and remaining accrued balance at December 31, 2010:

	For the Years Ended December 31,
	2010	2009	2008
Cost of sales	$—	$85	$43
Sales and marketing	—	—	9
Research and development	—	—	202
General and administrative	—	362	779

Total	$—	$447	$1,033

	Accrual			Accrual
	December 31,	Net		December 31,
	2009	Additions	Payments	2010
Employee severance expense	$37	$—	$(37)	$—

     As part of the Company’s employment agreements with certain executive employees, if such employees are terminated without cause, additional severance expense may be due to such employees.
NOTE 14: SUBSEQUENT EVENTS
     In January 2011, the Company entered into a First Loan Modification Agreement with Silicon Valley Bank pursuant to which the maturity date of the Company’s existing revolving line of credit was extended from March 2011 to March 2012. The revolving line of credit provides the Company with credit up to $2,500 at an interest rate of prime plus 1.5%. The amount of credit available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. Under the First Loan Modification Agreement, the Company must maintain a minimum tangible net worth of at least $5,500. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum while there are outstanding credit extensions (other than the Company’s existing lease letter of credit).

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in thousands, except per share amounts)
     In addition, in connection with the Company’s entry into the First Loan Modification Agreement, the Company entered into an Amendment to Warrant Agreement with Silicon Valley Bank pursuant to which the exercise price of the warrant originally issued to Silicon Valley Bank in March 2010 was reduced to $1.378 per share. The reduced exercise price represents the five-day average closing price per share of the Company’s common stock for the period immediately preceding the Company’s entry into the First Loan Modification Agreement.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333- 136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Current Report on Form 8-K filed on January 11, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre- Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333- 136972)).

4.3	Form of Current Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

4.4	Form of Previous Warrant to Purchase Common Stock of the Registrant (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

4.5	Form of Warrant to Purchase Common Stock pursuant to 2010 Registered Direct Offering.

10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2010 (File No. 001-33169)).

10.2	Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on December 26, 2006 (File No. 001-33169)).

10.3	Wireless Ronin Technologies, Inc. Amended and Restated 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 29, 2010 (File No. 001-33169)).

10.4	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

10.5	Form of Incentive Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-KSB filed on March 28, 2007 (File No. 001- 33169)).

10.6	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.7	Form of Restricted Stock Award Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

EXHIBIT INDEX

Exhibit
Number	Description
10.8	Form of Non-Qualified Stock Option Agreement for Stephen F. Birke under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.9	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2009 (File No. 001- 33169)).

10.10	Employment Agreement, dated as of March 9, 2009, between the Registrant and Darin P. McAreavey (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-33169)).

10.11	Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated May 8, 2008 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 8, 2008 (File No. 001-33169)).

10.12	Form of Amendment to Executive Employment Agreements, entered into by the Registrant and each of our executive officers, dated December 31, 2008 (incorporated by reference to our Annual Report on Form 10-K filed March 13, 2009 (File No. 001-33169)).

10.13	Separation Agreement and General Release between the Registrant and Brian S. Anderson, dated June 3, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.14	Separation Agreement dated March 6, 2009, between Robert W. Whent and the Registrant (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-33169)).

10.15	Amended and Restated Executive Employment Agreement by and between the Registrant and James C. Granger, dated April 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010 (File No. 001-33169)).

10.16	Amended and Restated Executive Employment Agreement by and between the Registrant and Scott W. Koller, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

10.17	Amendment No. 1 to the Executive Employment Agreement by and between the Registrant and Darin P. McAreavey, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

EXHIBIT INDEX

Exhibit
Number	Description
10.18	2010 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K/A filed January 6, 2010 (File No. 001-33169)).

10.19	2011 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 29, 2010 (File No. 001-33169)).

10.20	Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).

10.21	First Amendment to Lease by and between the Registrant and Utah State Retirement Investment Fund, dated July 14, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.22	Second Amendment to Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated August 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.23	Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.24	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.25	Intellectual Property Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.26	Stock Pledge Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.27	Warrant to Purchase Stock issued by the the Registrant to Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.28	Placement Agency Agreement between the Registrant, Feltl and Company, Inc. and Barrington Research Associates, Inc., dated November 4, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 001-33169)).

10.29	Form of Subscription Agreement for First 2009 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on November 5, 2009 (File No. 001- 33169)).

10.30	Placement Agency Agreement between the Registrant and Feltl and Company, Inc., dated November 12, 2009 (incorporated by reference to our Current Report on Form 8-K filed on November 13, 2009 (File No. 001-33169)).

10.31	Form of Subscription Agreement for Second 2009 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on November 13, 2009 (File No. 001- 33169)).

EXHIBIT INDEX

Exhibit
Number	Description
10.32	Form of Subscription Agreement for 2010 Registered Direct Offering.

10.33	Placement Agency Agreement between the Registrant and Northland Capital Markets, dated October 26, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010 (File No. 001-33169)).

10.34	First Amendment to Placement Agency Agreement between the Registrant and Northland Capital Markets, dated December 20, 2010.

10.35	First Loan Modification Agreement by and between the Registrant and Silicon Valley Bank, dated January 21, 2011 (incorporated by reference to our Current Report on Form 8- K filed on January 21, 2011 (File No. 001-33169)).

10.36	Amendment No. 1 to Warrant to Purchase Stock issued by the Registrant to SVB Financial Group dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

E-4