Form 10-Q
period 2011-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2011-05-13
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
As of May 13, 2011, the registrant had 19,413,293 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,543	$7,064
Accounts receivable, net of allowance of $35	1,937	2,522
Inventories	446	272
Prepaid expenses and other current assets	292	275

Total current assets	8,218	10,133
Property and equipment, net	955	1,019
Restricted cash	50	50
Other assets	41	40

TOTAL ASSETS	$9,264	$11,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$38	$37
Accounts payable	1,443	1,563
Deferred revenue	308	488
Accrued liabilities	795	571

Total current liabilities	2,584	2,659
Capital lease obligations, less current maturities	31	40

TOTAL LIABILITIES	2,615	2,699

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 19,288 and 19,233 shares issued and outstanding	193	192
Additional paid-in capital	91,529	91,138
Accumulated deficit	(84,544)	(82,278)
Accumulated other comprehensive loss	(529)	(509)

Total shareholders’ equity	6,649	8,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,264	$11,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2011	2010
Sales
Hardware	$1,053	$203
Software	255	70
Services and other	1,089	802

Total sales	2,397	1,075

Cost of sales
Hardware	729	135
Software	29	8
Services and other	546	508

Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,304	651

Gross profit	1,093	424

Operating expenses:
Sales and marketing expenses	763	731
Research and development expenses	573	795
General and administrative expenses	1,870	1,483
Depreciation and amortization expense	144	176

Total operating expenses	3,350	3,185

Operating loss	(2,257)	(2,761)

Other income (expenses):
Interest expense	(11)	(2)
Interest income	2	10

Total other income (expense)	(9)	8

Net loss	$(2,266)	$(2,753)

Basic and diluted loss per common share	$(0.12)	$(0.16)

Basic and diluted weighted average shares outstanding	19,275	17,653

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Month Ended
	March 31,
	2011	2010
Operating Activities:
Net loss	$(2,266)	$(2,753)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	144	176
Stock-based compensation expense	345	153
Amortization of warrants issued for debt issuance costs	8	—
Change in operating assets and liabilities:
Accounts receivable	587	300
Inventories	(174)	(114)
Prepaid expenses and other current assets	(17)	30
Other assets	—	(1)
Accounts payable	(121)	(172)
Deferred revenue	(180)	2
Accrued liabilities	224	201

Net cash used in operating activities	(1,450)	(2,178)
Investing activities
Purchases of property and equipment	(78)	(44)

Net cash used in investing activities	(78)	(44)
Financing activities
Payments on capital lease obligation	(8)	—
Restricted cash	—	164
Proceeds from exercise of warrants and stock options	—	234
Proceeds from sale of common stock under associate stock purchase plan	37	—

Net cash provided by financing activites	29	398
Effect of Exchange Rate Changes on Cash	(22)	(51)

Decrease in Cash and Cash Equivalents	(1,521)	(1,875)
Cash and Cash Equivalents, beginning of period	7,064	12,273

Cash and Cash Equivalents, end of period	$5,543	$10,398

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s one wholly-owned subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2011.
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
2. Foreign Currency
Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. During the three months ended March 31, 2011 and 2010, a foreign currency transaction gain of $20 and $43 was recorded in Sales, respectively.
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
In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will instead be subject to the other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor-specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.
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
Uncompleted contracts at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Cost incurred on uncompleted contracts	$151	$80
Estimated earnings	326	179

Revenue recognized	477	259
Less: billings to date	(272)	(182)

	$205	$77

The above information is presented in the balance sheet as follows:

	March 31, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$210	$109
Billings in excess of costs and estimated earnings on uncompleted contracts	(5)	(32)

	$205	$77

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
4. Cash and Cash Equivalents
Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2011 and December 31, 2010, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.
5. Restricted Cash
In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50 at March 31, 2011 and December 31, 2010, respectively.
6. Accounts Receivable
Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts at March 31, 2011 and December 31, 2010 was $35 at the end of both periods.
7. Inventories
The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at March 31, 2011 or December 31, 2010.
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded for the three months ended March 31, 2011 and 2010.
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
Depreciation and amortization expense was $144 and $176 for the three months ended March 31, 2011 and 2010, respectively.
10. Comprehensive Loss
Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are and foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation losses on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $19 and $47, were included in comprehensive losses during the three months ended March 31, 2011 and 2010, respectively.
11. Research and Development and Software Development Costs
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2011 and 2010. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $573 and $795 during the three months ended March 31, 2011 and 2010, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
12. Basic and Diluted Loss per Common Share
Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,262 and 3,500, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three months ended March 31, 2011 and 2010.
13. Deferred Income Taxes
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
14. Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $345 and $151 or a basic and diluted loss per share of $0.02 and $0.01 was charged to expense during the three months ended March 31, 2011 and 2010, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.
The Company applies the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. Due to the limited historical data to rely upon, the Company utilized the “Simplified” method in developing an estimate of expected term in accordance with FASB ASC 718-10-S99-1 for awards granted prior to January 1, 2010. From January 2010, the Company calculated the estimated expected life based upon historical exercise data. The Company used historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. Due to the limited historical data prior to January 1, 2010, the Company used a weighted average of other publicly traded stock volatility for the remaining expected term of the options granted prior to January 1, 2010. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.
Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. Commencing January 1, 2010, the Company applied a pre-vesting forfeiture rate of 18.3 to 21.6% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

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
See Note 6 for further information regarding stock-based compensation and the assumptions used to calculate the fair value of stock-based compensation.
15. Fair Value of Financial Instruments
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
16. Use of Estimates
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
17. Deferred Financing Costs
Amortization expense related to deferred financing costs was $8 and $2 for the three months ended March 31, 2011 and 2010, respectively and was recorded as a component of interest expense. The balance of deferred finance costs at March 31, 2011 and December 31, 2010 was $16 at the end of both periods.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected financial statement items:
ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
Balance at beginning of period	$35	$51
Provision for doubtful receivables	—	—
Write-offs	—	(16)

Balance at end of period	$35	$35

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
INVENTORIES

	March 31,	December 31,
	2011	2010
Finished goods	$265	$188
Work-in-process	181	84

Total inventories	$446	$272

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There were no inventory reserves at March 31, 2011 or December 31, 2010.
PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2011	2010
Leased equipment	$411	$411
Equipment	1,462	1,433
Leasehold improvements	398	363
Demonstration equipment	157	155
Purchased software	721	691
Furniture and fixtures	574	571

Total property and equipment	$3,723	$3,624
Less: accumulated depreciation and amortization	(2,768)	(2,605)

Net property and equipment	$955	$1,019

OTHER ASSETS
Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

	March 31,	December 31,
	2011	2010
Deferred software maintenance	$232	$293
Customer deposits and deferred project revenue	76	195

Total deferred revenue	$308	$488

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
ACCRUED LIABILITIES

	March 31,	December 31,
	2011	2010
Compensation	$421	$260
Accrued rent	248	252
Sales tax and other	126	59

Total accrued liabilities	$795	$571

See Note 5 for additional information on accrued remaining lease obligations.
COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(2,266)	$(2,753)
Foreign currency translation loss	(19)	(47)

Total comprehensive loss	$(2,285)	$(2,800)

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2011	2010
Cash paid for:
Interest	$3	$—

Non-cash financing activity:
Warrants issued for debt issuance costs	$8	$66

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 3: FAIR VALUE MEASUREMENT
As of March 31, 2011 and December 31, 2010, cash equivalents consisted of the following:

	March 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$5,096	$—	$—	$5,096

Total included in cash and cash equivalents	$5,096	$—	$—	$5,096

	December 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,764	$—	$—	$6,764

Total included in cash and cash equivalents	$6,764	$—	$—	$6,764

The Company measures certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with FASB ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at March 31, 2011 and December 31, 2010 includes funds held in a commercial paper sweep account totaling $5,096 and $6,764, which are included in cash and cash equivalents in the consolidated balance sheet.
Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At March 31, 2011 and December 31, 2010, the Company had no Level 2 financial assets on its consolidated balance sheet.
Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At March 31, 2011 and December 31, 2010, the Company had no Level 3 financial assets on its consolidated balance sheet.
The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of March 31, 2011 and December 31, 2010.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 4: CAPITAL LEASE OBLIGATIONS
The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.
Future lease payments under the capital lease are as follows:

As of March 31, 2011	Amount
2011	$35
2012	44

Total payments	79
Less: portion representing interest	(10)

Principal portion	69
Less: current portion	(38)

Long-term portion	$31

Future maturities of capital lease obligations are as follows:

As of March 31, 2011	Amount
2011	$38
2012	31

Total	$69

Amortization expense for capital lease assets was $8 and $0 for the three months ended March 31, 2011 and 2010, respectively, and is included in depreciation and amortization expense.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which will be released as follows: to $240 on August 1, 2011; to $180 on August 1, 2012; to $120 on August 1, 2013; to $60 on August 1, 2014; and to $0 on August 1, 2015. The amount of the letter of credit as of both March 31, 2011 and December 31, 2010 was $300. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014. Pursuant to the lease, the Company has a one-time option to cancel the lease on June 30, 2012 for a fee of approximately $39.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Rent expense under the operating leases was $106 and $96 for the three months ended March 31, 2011 and 2010, respectively.
Future minimum lease payments for operating leases are as follows:

At March 31, 2011	Lease Obligations
2011	$182
2012	245
2013	243
2014	219
2015	195
Thereafter	403

Total future minimum obligations	$1,487

Litigation
The Company was not party to any material legal proceedings as of May 13, 2011.
Revolving Line-of-Credit
In March 2010, the Company originally entered into a Loan and Security Agreement with Silicon Valley Bank, which was amended in January 2011 pursuant to the First Loan Modification Agreement (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount of credit available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. Under the Loan and Security Agreement, the Company must maintain a minimum tangible net worth of at least $5,500. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). Under the Loan and Security Agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company. The Loan and Security Agreement matures on March 17, 2012. As of March 31, 2011, the Company met the applicable minimum tangible net worth requirement. The Company had a zero outstanding balance on this line of credit as of March 31, 2011. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit in the amount of $300 on the Company’s behalf, which effectively reduced the amount available under the Loan and Security Agreement to $2,200, subject to the amount available under the borrowing base.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
In connection with the Company’s entry into the Loan and Security Agreement, the Company granted Silicon Valley Bank (a) a general, first-priority security interest in all of the Company’s assets, equipment and inventory under the Loan and Security Agreement, (b) a security interest in all of the Company’s intellectual property under an Intellectual Property Security Agreement, and (c) a security interest in all of the stock of Wireless Ronin Technologies (Canada), Inc., the Company’s wholly-owned subsidiary, under a Stock Pledge Agreement. In addition, in March 2010, the Company issued Silicon Valley Bank a 10-year warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement. In connection with the Company’s entry into the First Loan Modification Agreement in January 2011, the Company entered into an Amendment to Warrant Agreement with Silicon Valley Bank pursuant to which the exercise price of the warrant originally issued to Silicon Valley Bank in March 2010 was reduced to $1.378 per share. The reduced exercise price represents the five-day average closing price per share of the Company’s common stock for the period immediately preceding the Company’s entry into the First Loan Modification Agreement. Upon the modification of the outstanding warrant, the Company recorded $8 of the additional deferred financing costs which will be recognized over the remaining term of the agreement, as amended. The Company estimated the additional deferred financing costs using an expected life of four years, expected volatility of 90.6%, a risk-free rate of 1.8% and a dividend yield of 0%.
NOTE 6: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock Compensation Expense Information
FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
Stock-based compensation costs included in:
Cost of sales	$4	$2
Sales and marketing expenses	47	17
Research and development expenses	13	9
General and administrative expenses	281	123

Total stock-based compensation expenses	$345	$151

At March 31, 2011, there was approximately $747 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Valuation Information under ASC 718-10
For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.74 and $1.67 per share for the three months ended March 31, 2011 and 2010, respectively. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected life	3.82 years	4.15 years
Dividend yield	0%	0%
Expected volatility	90.6%	94.3%
Risk-free interest rate	1.8%	2.4%
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
Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. From January 2010, the Company applied a pre-vesting forfeiture rate of 18.3 to 21.6% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.
In March 2011, the Company granted stock options for the purchase of an aggregate of 250 shares to two executive officers and certain key employees. Of the options granted in March 2011, options for the purchase of 80 shares are subject to shareholder approval of an amendment to the Company’s Amended and Restated 2006 Equity Incentive Plan to increase the total number of shares for which awards may be granted from 2,400 to 3,600. In addition, each of the Company’s six non-employee board members received a stock option award to purchase 20 shares of the Company’s common stock, which are subject to shareholder approval of an amendment to the Company’s 2006 Non-Employee Director Stock Option Plan to replace automatic grants with discretionary grants. The Company plans to seek shareholder approval of amendments to both aforementioned plans at the annual shareholder meeting to be held on June 9, 2011. Any stock compensation expense recognized during the first quarter of 2011 is immaterial.
The Company issued restricted stock awards aggregating 61 shares to two executive officers and certain key employees in March 2010. Of the shares, 30 vest in annual installments over a three-year period with continued employment. The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years. The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of March 31, 2011, $68 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Stock options and warrants for 737 shares were cancelled or expired during the first three months of 2011.
2007 Associate Stock Purchase Plan
In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 292, leaving 108 remaining shares available to be issued under the plan as of March 31, 2011.
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
Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended
	March 31,
	2011	2010
United States	$2,092	$896
Canada	288	20
Other International	17	159

Total Sales	$2,397	$1,075

Geographic segments of property and equipment are as follows:

	March 31,	December 31,
	2011	2010
Property and equipment, net:
United States	$865	$905
Canada	90	114

Total	$955	$1,019

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,
Customer	2011	2010
YUM!	*	14.7%
Chrysler	26.6%	37.4%
ARAMARK	22.4%	13.6%

	49.0%	65.7%

*	Sales to these customers were less than 10% of total sales for period reported.
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2011 and December 31, 2010, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	March 31,	December 31,
Customer	2011	2010
Chrysler	37.7%	48.3%
ARAMARK	28.6%	*

	66.3%	48.3%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.
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
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the first three months of 2011.

Results of Operations
All dollar amounts reported in Item 2 are in thousands, except per share information.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
Sales	$2,397	100.0%	$1,075	100.0%	$1,322	123.0%
Cost of sales	1,304	54.4%	651	60.6%	653	100.3%

Gross profit (exclusive of depreciation and amortization shown separately below)	1,093	45.6%	424	39.4%	669	157.8%
Sales and marketing expenses	763	31.8%	731	68.0%	32	4.4%
Research and development expenses	573	23.9%	795	74.0%	(222)	(27.9%)
General and administrative expenses	1,870	78.0%	1,483	138.0%	387	26.1%
Depreciation and amortization expense	144	6.0%	176	16.4%	(32)	(18.2%)

Total operating expenses	3,350	139.8%	3,185	296.3%	165	5.2%

Operating loss	(2,257)	(94.2%)	(2,761)	(256.8%)	504	(18.3%)
Other income (expenses):
Interest expense	(11)	(0.5%)	(2)	(0.2%)	9	(450.0%)
Interest income	2	0.1%	10	0.9%	(8)	(80.0%)

Total other income (expense)	(9)	(0.4%)	8	0.7%	(17)	(212.5%)

Net loss	$(2,266)	(94.5%)	$(2,753)	(256.1%)	$487	(17.7%)

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
United States	$2,092	87.3%	$896	83.3%	$1,196	133.5%
Canada	288	12.0%	20	1.9%	268	1340.0%
Other International	17	0.7%	159	14.8%	(142)	(89.3%)

Total Sales	$2,397	100.0%	$1,075	100.0%	$1,322	123.0%

Sales
Our sales during the first three months ended March 31, 2011 increased 123% or $1,322 to $2,397, compared to the same period in the prior year. The majority of this increase was attributable to sales to Chrysler and its network of dealerships promoting all of its automobile brands, most recently including the new Fiat 500, through the iShowroom interactive application. During the first quarter of 2011, we received orders from a total of 92 dealerships for the iShowroom-branded tower application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. We also received orders for further enhancements to the iShowroom application and additional requests for content updates and e-learning programs as part of introducing Chrysler’s new lineup for 2011. We currently believe that Chrysler will continue to rollout the iShowroom-branded tower application with further dealership adoption. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us, we are unable to predict or forecast the timing or value of any future orders.
The remaining increase in sales when comparing the first three months of 2011 and 2010 was due to an approximate 600% increase in orders from ARAMARK, which includes its newest food concept, Grille Works. Upon completing the installation for orders received through March 31, 2011, the total number of ARAMARK locations being managed through our network operations center will increase to over 180 sites.

Finally, we continue to work for, and receive orders from, various customers in the quick serve restaurant industry as they evaluate the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications.
Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we are not able to predict or forecast our future revenues with any degree of precision at this time.
Cost of Sales
Our cost of sales increased 100% or $653 to $1,304 for the three months ended March 31, 2011 compared to the same period in the prior year. The increase in cost of sales was due to the year-over-year increases in hardware sales and costs associated with delivering our services, including installation, project management, software development and content creation. On a percentage basis, our overall gross margins improved to 46% for the first three months of 2011, compared to 39% for the first three months of 2010. A higher percentage of overall sales generated from software licenses and an increase in recurring hosting fees were the primary reasons for the increase. Sales of our RoninCast® software were up 264% during the first three months of 2011 when compared to the same period in 2010, which yielded a gross margin percentage of approximately 90% for both periods presented. Recurring hosting and service revenue increased 35% during the first three months of 2011 when compared to the same period in the prior year. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margins on a percentage basis will continue to increase as our recurring revenue grows.
Operating Expenses
Our operating expenses increased 5% or $165 to $3,350 for the three months ended March 31, 2011 compared to the same period in the prior year.
Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 4% or $32 to $763 for the first three months of 2011 compared to $731 for the same period in the prior year. The incremental increase in sales and marketing expense was primarily due to $30 of additional stock compensation expense recognized during the first three months of 2011 when compared to the same period in 2010. Total stock compensation expense included in sales and marketing was $47 and $17 during the first quarter of 2011 and 2010, respectively. We continue to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any significant increase in our sales and marketing expenses for the full year 2011 relative to 2010 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.
Research and development expenses include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the first three months of 2011 decreased 28% or approximately $222 to $573 when compared to the same period in the prior year. The decrease was primarily the result of lower levels of contractor and other engineering consultant expense incurred. The additional contractor costs incurred during the first quarter of 2010 were primarily associated with the first release of our next generation of digital signage software, RoninCast®X, which became generally available during the fourth quarter of 2010. Overall, we had 19 developer employees and contractors as of March 31, 2011 compared to 29 as of March 31, 2010. Although we currently have no intention of significantly increasing our staff levels in 2011, we may engage outside providers to assist in further enhancements to our RoninCast®X software which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to evolve. Included in research and development expense was stock compensation expense of $13 and $9 during the first quarters of 2011 and 2010, respectively.

General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 26% or $387 to $1,870 for the first three months of 2011 compared to $1,483 for the same period in the prior year. The increase was the result of higher employee compensation and benefits, consulting and outside professional fees paid for legal and finance services. During the first quarter of 2011 we recognized $158 of additional stock compensation expense when compared to the same period in the prior year as a result of equity awards provided to employees and outside consultants. Total stock compensation expense included in general and administrative was $281 and $123 during the first quarters of 2011 and 2010, respectively. We currently believe our general and administrative costs will decrease for the remaining quarters of 2011 compared to the first quarter of this year.
Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $32 when comparing the first quarter of 2011 to the prior year period. This decrease was primarily the result of minimal capital expenditures being made during the past twelve months.
Interest Expense
Interest expense during the first three months of 2011 was $11 compared to $2 for same period in the prior year. Included in interest expense was $3 associated with the capital lease we entered into in July of 2010. The remaining amount was the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement in March 2010 and later modified in January 2011. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and is being amortized on a straight-line basis through the renewed expiration date of March 2012. See Note 5 regarding the assumptions used in determining the fair value of this warrant.
Interest Income
Interest income declined by $8 for the three months ended March 31, 2011 compared to the same period in the prior year. The decrease in interest income was primarily due to a lower average cash balance during the first quarter of 2011 compared to the same period in the prior year.
Liquidity and Capital Resources
As of March 31, 2011, we had $5,593 of cash and cash equivalents, including restricted cash, and working capital of $5,634. As of March 31, 2011, we did not have any debt. We plan to use our available cash and available line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.
In March 2010, we entered into a loan and security agreement with Silicon Valley Bank. The agreement provides us with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. Our ability to request an advance on this line-of-credit is based on a percentage of eligible accounts receivable and inventory balances. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement will also restrict our ability to borrow additional sums under this agreement. In January 2011, we entered into an amendment which modified the original expiration date to March 2012 and reduced the minimum tangible net worth requirement to $5,500, which must be maintained at either the time of an advance or while there is an outstanding balance owed to Silicon Valley Bank. We are not required to maintain the financial requirements while there are no outstanding advances.

Operating Activities
We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2011, we had an accumulated deficit of $84,544. The cash flow used in operating activities was $1,450 and $2,178 for the three months ended March 31, 2011 and 2010, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $2,266 and $2,753 for the three months ended March 31, 2011 and 2010, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $497 and $329 for the three months ended March 31, 2011 and 2010, respectively. Additionally, cash generated from changes in our working capital accounts further offset these net losses for both periods by $319 and $246 for the three months ended March 31, 2011 and 2010, respectively. The primary reason for the decrease in the changes to our working capital accounts was a result of a sequential decline in our revenues from the first quarter of 2011 and 2010, when compared to the fourth quarter of the previous years. This resulted in a decline in accounts receivable balances of $587 and $300 at the end of the first quarter of 2011 and 2010, respectively, when compared to the prior year end balances. Our accrued liabilities increased $224 and $201 during the first three months of 2011 and 2010, respectively, when compared to the prior year end balances as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. Partially offsetting these declines to our working capital was a decline in accounts payable balances of $121 and $172 at the end of the first quarter of 2011 and 2010, respectively, when compared to the prior year end balances as a result of a sequential decline in revenue previously mentioned above. Increases in inventory of $174 and $114 during the first three months of 2011 and 2010 when compared to the prior year balances were primarily the result of additional inventory secured for the Chrysler iShowroom implementations and other orders uncompleted as of the end of March 2011 and a last time buy of media players during the first three months of 2010. We also experienced a decline in our deferred revenue balance of $180 during the first three months of 2011 related to several projects which were completed and recognized into revenue during the first quarter of 2011. Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations for the next twelve months.
Investing Activities
Net cash used in investing activities during the first three months of 2011 was $78 compared to $44 during the same period in the prior year. The increase in cash used in investing activities was entirely due to equipment purchases made during the first quarter of 2011 when compared to the same period in the prior year. We believe further capital equipment investments for the remainder of 2011 will be at similar levels experienced during the first quarter of this year.
Financing Activities
Net cash provided by financing activities during the first three months of 2011 and 2010 was $29 and $398, respectively. During the first three months of 2011, we received proceeds totaling $37 from the issuance of shares under our associate stock purchase plan, which was partially offset by $8 of principal payments made on a capital lease we entered into in July 2010. The cash provided by financing activities during the first three months of 2010 was the result of proceeds received from the exercise of stock options and common stock warrants and a reduction in restricted cash balances.
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

As of March 31, 2011, Chrysler accounted for 37.7% of our total receivables. In April 2009, Chrysler and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City. While Chrysler has emerged from bankruptcy and we continue to receive orders, our revenue was significantly impacted in 2009 compared to the prior year (see Note 7 to our Consolidated Financial Statements regarding Segment Information and Major Customers). In addition, Chrysler’s former advertising agency, BBDO Detroit, the entity responsible for purchasing our products and services on Chrysler’s behalf, closed its office at the end of January 2010. Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours. Since the beginning of 2010, we received all purchase orders directly from Chrysler, which included orders that traditionally would have been issued through BBDO Detroit. Although we believe Chrysler’s decision to change its advertising agency did not affect any of our current projects, we are unable to provide assurance that future opportunities will not be impacted. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.
We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offerings we closed in November 2010 and 2009, and the availability of our line of credit, will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders. Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. These covenants include maintaining a minimum tangible net worth of $5,500 through March 2012.
Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially in light of recent turmoil in the credit markets. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly.
Contractual Obligations
Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our levels of operations, infrastructure and personnel for the remainder of 2011.
Operating and Capital Leases
At March 31, 2011, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014. We have a one-time option under this lease to cancel the lease on June 30, 2012 for a fee of approximately $39.

The following table summarizes our obligations under contractual agreements as of March 31, 2011, assuming we do not cancel our Canada lease early, and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,487	$243	$488	$399	$357
Capital Lease Obligations	79	35	44	—	—

Total	$1,566	$278	$532	$399	$357

Based on our working capital position at March 31, 2011, we believe we have sufficient working capital to meet our current obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of March 31, 2011, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.
We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first three months of 2011 and 2010.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We were not party to any material legal proceedings as of May 13, 2011.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors set forth herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Date: May 13, 2011	By:	/s/ Darin P. McAreavey Darin P. McAreavey
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

10.2
Amendment No. 1 to Warrant to Purchase Common Stock issued by the Registrant to SVB Financial Group, dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.