Form 10-Q
period 2011-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2011-08-05
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
As of August 3, 2011, the registrant had 19,448,293 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,866	$7,064
Accounts receivable, net of allowance of $50 and $35	3,283	2,522
Inventories	329	272
Prepaid expenses and other current assets	244	275

Total current assets	7,722	10,133
Property and equipment, net	846	1,019
Restricted cash	50	50
Other assets	58	40

TOTAL ASSETS	$8,676	$11,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$39	$37
Line of credit — bank	500	—
Accounts payable	1,210	1,563
Deferred revenue	680	488
Accrued liabilities	714	571

Total current liabilities	3,143	2,659
Capital lease obligations, less current maturities	21	40

TOTAL LIABILITIES	3,164	2,699

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 19,448 and 19,233 shares issued and outstanding	194	192
Additional paid-in capital	91,810	91,138
Accumulated deficit	(85,982)	(82,278)
Accumulated other comprehensive loss	(510)	(509)

Total shareholders’ equity	5,512	8,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,676	$11,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales
Hardware	$1,492	$644	$2,545	$847
Software	623	338	878	408
Services and other	939	934	2,028	1,736

Total sales	3,054	1,916	5,451	2,991

Cost of sales
Hardware	1,060	429	1,789	564
Software	66	41	95	49
Services and other	536	532	1,082	1,040

Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,662	1,002	2,966	1,653

Gross profit	1,392	914	2,485	1,338

Operating expenses:
Sales and marketing expenses	514	532	1,277	1,263
Research and development expenses	620	746	1,193	1,541
General and administrative expenses	1,568	1,521	3,438	3,004
Depreciation and amortization expense	122	171	266	347

Total operating expenses	2,824	2,970	6,174	6,155

Operating loss	(1,432)	(2,056)	(3,689)	(4,817)

Other income (expenses):
Interest expense	(7)	(16)	(18)	(18)
Interest income	1	8	3	18

Total other expense	(6)	(8)	(15)	—

Net loss	$(1,438)	$(2,064)	$(3,704)	$(4,817)

Basic and diluted loss per common share	$(0.07)	$(0.12)	$(0.19)	$(0.27)

Basic and diluted weighted average shares outstanding	19,393	17,675	19,335	17,664

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net loss	$(3,704)	$(4,817)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	266	347
Allowance for doubtful receivables	15	(16)
Stock-based compensation expense	523	313
Amortization of warrants issued for debt issuance costs	10	18
Forfeiture of stock for payroll taxes	—	(25)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(775)	(592)
Inventories	(57)	(67)
Prepaid expenses and other current assets	31	28
Other assets	—	—
Accounts payable	(338)	18
Deferred revenue	191	(45)
Accrued liabilities	141	190

Net cash used in operating activities	(3,697)	(4,648)
Investing activities
Purchases of property and equipment	(107)	(55)

Net cash used in investing activities	(107)	(55)
Financing activities
Payments on capital leases	(18)	—
Advance on line of credit — bank	500	—
Restricted cash	—	163
Exercise of options and warrants	153	264

Net cash provided by financing activites	635	427
Effect of Exchange Rate Changes on Cash	(29)	(48)

Decrease in Cash and Cash Equivalents	(3,198)	(4,324)
Cash and Cash Equivalents, beginning of period	7,064	12,273

Cash and Cash Equivalents, end of period	$3,866	$7,949

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s one wholly-owned subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Nature of Business and Operations
The Company is a Minnesota corporation that provides marketing technology solutions targeting specific retail and service markets. The Company has designed and developed RoninCast® software, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network on a number of different platforms including stationary flat panel monitors and interactive kiosks, and mobile tablet computers and smart phones. The Company’s solutions integrate additional means for customers to market their brands, develop a one-to-one consumer relationship and support sales. The Company’s marketing technology solutions offer dynamic digital replacements for static analog marketing materials. The Company designs technology solutions to engage clients’ consumers via media that best suits the target consumers’ preferences and lifestyles, with advertising, promotion and sales content. The Company seeks to maximize the measurement of consumers’ response so that clients may measure response and return on marketing investments and expenditures.
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
Summary of Significant Accounting Policies
A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:
1. Principles of Consolidation
The consolidated financial statements include the accounts of Wireless Ronin Technologies, Inc. and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated in consolidation.

2. Foreign Currency
Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. During the second quarter of 2011 the Company recognized a foreign currency loss in sales of $18, compared to a gain of $43 during the same period in 2010. Foreign currency gains of $2 and $27 were recognized in sales during the first half of 2011 and 2010, respectively.
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
Uncompleted contracts at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Cost incurred on uncompleted contracts	$127	$80
Estimated earnings	234	179

Revenue recognized	361	259
Less: billings to date	(230)	(182)

	$131	$77

The above information is presented in the balance sheet as follows:

	June 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$136	$109
Billings in excess of costs and estimated earnings on uncompleted contracts	(5)	(32)

	$131	$77

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
4. Cash and Cash Equivalents
Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2011 and December 31, 2010, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.
5. Restricted Cash
In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at June 30, 2011 and December 31, 2010, respectively.
6. Accounts Receivable
Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts at June 30, 2011 was $50 compared to $35 at December 31, 2010.
7. Inventories
The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There was no inventory reserve recorded as of June 30, 2011 and December 31, 2010.
8. Impairment of Long-Lived Assets
The Company reviews the carrying value of all long-lived assets, including property and equipment with definite lives, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset or estimated sale prices, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded for the first half of 2011 and 2010.

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
Depreciation and amortization expense was $122 and $171 for the three months ended June 30, 2011 and 2010, respectively, and $266 and $347 for the six months ended June 30, 2011 and 2010, respectively.
10. Comprehensive Loss
Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation gains and (losses) on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $21 and $(1), were included in comprehensive losses during the three and six months ended June 30, 2011, respectively, compared to $9 and $(38) for the same periods in the prior year.
11. Research and Development and Software Development Costs
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the first half of 2011 and 2010. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $620 and $1,193 during the three and six months ended June 30, 2011, respectively, compared to $746 and $1,541 for the same periods in the prior year.
12. Basic and Diluted Loss per Common Share
Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,245 and 3,429, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and six months ended June 30, 2011 and 2010.

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
14. Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $178 and $523, or a basic and diluted loss per share of $0.01 and $0.03, was charged to expense during the three and six months ended June 30, 2011, respectively, compared to stock-based compensation expense of $162 and $313, or a basic and diluted loss per share of $0.01 and $0.02, for the same periods in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.
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
Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. Commencing January 1, 2010, the Company applied a pre-vesting forfeiture rate of 18.3% to 28.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.
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
17. Deferred Financing Costs
Amortization expense related to deferred financing costs was $2 and $10 for the three and six months ended June 30, 2011, respectively, compared to $16 and $18 for the same periods in the prior year. The amortization expense was recorded as a component of interest expense. The balance of deferred finance costs at June 30, 2011 was $12, compared to $16 at December 31, 2010.
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected financial statement items:
ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Balance at beginning of period	$35	$51
Provision for doubtful receivables	15	—
Write-offs	—	(16)

Balance at end of period	$50	$35

INVENTORIES

	June 30,	December 31,
	2011	2010
Finished goods	$199	$188
Work-in-process	130	84

Total inventories	$329	$272

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. There was no inventory reserve at June 30, 2011 or December 31, 2010.
PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2011	2010
Leased equipment	$411	$411
Equipment	1,464	1,433
Leasehold improvements	381	363
Demonstration equipment	157	155
Purchased software	745	691
Furniture and fixtures	574	571

Total property and equipment	$3,732	$3,624
Less: accumulated depreciation and amortization	(2,886)	(2,605)

Net property and equipment	$846	$1,019

OTHER ASSETS
Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

	June 30,	December 31,
	2011	2010
Deferred software maintenance	$240	$293
Customer deposits and deferred project revenue	440	195

Total deferred revenue	$680	$488

ACCRUED LIABILITIES

	June 30,	December 31,
	2011	2010
Compensation	$320	$260
Accrued rent	243	252
Sales tax and other	151	59

Total accrued liabilities	$714	$571

See Note 5 for additional information on accrued remaining lease obligations.

COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(1,438)	$(2,064)	$(3,704)	$(4,817)
Foreign currency translation gain (loss)	21	9	(1)	(38)

Total comprehensive loss	$(1,417)	$(2,055)	$(3,705)	$(4,855)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2011	2010
Cash paid for:
Interest	$5	$—

Non-cash financing activity:
Warrants issued for debt issuance costs	$8	$66

NOTE 3: FAIR VALUE MEASUREMENT
As of June 30, 2011 and December 31, 2010, cash equivalents consisted of the following:

	June 30, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$3,342	$—	$—	$3,342

Total included in cash and cash equivalents	$3,342	$—	$—	$3,342

	December 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,764	$—	$—	$6,764

Total included in cash and cash equivalents	$6,764	$—	$—	$6,764

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
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at June 30, 2011 and December 31, 2010 includes funds held in a commercial paper sweep account totaling $3,342 and $6,764, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.
Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At June 30, 2011 and December 31, 2010, the Company had no Level 2 financial assets on its consolidated balance sheet.
Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At June 30, 2011 and December 31, 2010, the Company had no Level 3 financial assets on its consolidated balance sheet.
The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of June 30, 2011 and December 31, 2010.

NOTE 4: CAPITAL LEASE OBLIGATIONS
The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.
Future lease payments under the capital lease are as follows:

As of June 30, 2011	Amount
2011	$23
2012	44

Total payments	67
Less: portion representing interest	(7)

Principal portion	60
Less: current portion	(39)

Long-term portion	$21

Future maturities of capital lease obligations are as follows:

As of June 30, 2011	Amount
Six months ended December 31, 2011	$19
2012	41

Total	$60

Amortization expense for capital lease assets was $8 and $16 for the three and six months ended June 30, 2011, respectively, and is included in depreciation and amortization expense. No amortization expense was recorded during the same periods in the prior year.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which will be released as follows: to $240 on August 1, 2011; to $180 on August 1, 2012; to $120 on August 1, 2013; to $60 on August 1, 2014; and to $0 on August 1, 2015. The amount of the letter of credit as of both June 30, 2011 and December 31, 2010 was $300. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014. Pursuant to the lease, the Company has a one-time option to cancel the lease on June 30, 2012 for a fee of approximately $39.
Rent expense under the operating leases was $92 for both the three months ended June 30, 2011 and 2010 and $204 and $188 for the six months ended June 30, 2011 and 2010, respectively.

Future minimum lease payments for operating leases are as follows:

At June 30, 2011	Lease Obligations
Six months ended December 31, 2011	$123
2012	249
2013	254
2014	230
2015	206
Thereafter	409

Total future minimum obligations	$1,471

Litigation
The Company was not party to any material legal proceedings as of August 3, 2011.
Revolving Line-of-Credit
In March 2010, the Company originally entered into a Loan and Security Agreement with Silicon Valley Bank, which was amended in January 2011 pursuant to the First Loan Modification Agreement (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount of credit available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. Under the Loan and Security Agreement, the Company must maintain a minimum tangible net worth of at least $5,500. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). Under the Loan and Security Agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company. The Loan and Security Agreement matures on March 17, 2012. As of June 30, 2011, the Company met the applicable minimum tangible net worth requirement. The Company had a $500 outstanding balance on this line of credit as of June 30, 2011, which requires the payment of interest at an annual interest rate of 4.75%. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit in the amount of $300 on the Company’s behalf. This letter of credit, combined with the outstanding balance on the line of credit, effectively reduces the amount available under the Loan and Security Agreement to $1,700, subject to the amount available under the borrowing base. See Note 8: Subsequent Event.
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

NOTE 6: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock Compensation Expense Information
FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation costs included in:
Cost of sales	$5	$2	$9	$4
Sales and marketing expenses	31	12	78	29
Research and development expenses	11	5	24	14
General and administrative expenses	131	143	412	266

Total stock-based compensation expenses	$178	$162	$523	$313

At June 30, 2011, there was approximately $614 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information under ASC 718-10
For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.79 and $0.74 per share for the three months ended June 30, 2011 and 2010, respectively. The per share weighted average estimated fair value of stock options granted during the first half of 2011 and 2010 was $0.75 and $1.59, respectively. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected life	4.03 years	4.30 years	3.82 to 4.03 years	4.15 to 4.30 years
Dividend yield	0%	0%	0%	0%
Expected volatility	88.7%	93.4%	88.7 to 90.6%	93.4 to 94.3%
Risk-free interest rate	1.3%	2.1%	1.3 to 1.8%	2.1 to 2.4%
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
Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. From January 2010, the Company applied a pre-vesting forfeiture rate of 18.3% to 22.5% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.
In March 2011, the Company granted stock options for the purchase of an aggregate of 250 shares to two executive officers and certain key employees. Of the options granted in March 2011, options for the purchase of 80 shares were subject to shareholder approval of an amendment to the Company’s Amended and Restated 2006 Equity Incentive Plan to increase the total number of shares for which awards may be granted from 2,400 to 3,600. In addition, each of the Company’s six non-employee board members received a stock option award to purchase 20 shares of the Company’s common stock, which were subject to shareholder approval of an amendment to the Company’s 2006 Non-Employee Director Stock Option Plan to replace automatic grants with discretionary grants. Both amendments to the aforementioned plans were approved by the Company’s shareholders at the annual shareholder meeting held on June 9, 2011. In June 2011, the Company granted stock options for the purchase of an aggregate of 45 shares to two key employees.
The Company issued restricted stock awards aggregating 61 shares to two executive officers and certain key employees in March 2010. Of the shares, 30 vest in annual installments over a three-year period with continued employment. The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years. The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of June 30, 2011, $33 remained to be expensed.
Stock options and warrants for 91 and 829 shares, respectively, were cancelled or expired during the second quarter and first half of 2011, respectively.
2007 Associate Stock Purchase Plan
In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Shares purchased by associates under the plan during the first half of 2011 totaled 38. The cumulative shares purchased under this plan totaled 292, leaving 308 remaining shares available to be issued under the plan as of June 30, 2011.

Employee Benefit Plan
In 2007, the Company began to offer a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match.
NOTE 7: SEGMENT INFORMATION AND MAJOR CUSTOMERS
The Company views its operations and manages its business as one reportable segment, providing marketing technology solutions to a variety of companies, primarily in its targeted vertical markets. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiary operating in Canada.
Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$2,793	$1,838	$4,885	$2,734
Canada	237	34	525	54
Other International	24	44	41	203

Total Sales	$3,054	$1,916	$5,451	$2,991

Geographic segments of property and equipment are as follows:

	June 30,	December 31,
	2011	2010
Property and equipment, net:
United States	$776	$905
Canada	70	114

Total	$846	$1,019

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2011	2010	2011	2010
YUM!	*	12.0%	*	13.0%
Chrysler	60.8%	31.1%	45.8%	33.4%
ARAMARK	*	*	13.6%	*
Reuters Ltd.	*	20.5%	*	18.0%

	60.8%	63.6%	59.4%	64.4%

*	Sales to these customers were less than 10% of total sales for period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2011 and December 31, 2010, a significant portion of the Company’s accounts receivable was concentrated with one customer:

	June 30,	December 31,
Customer	2011	2010
Chrysler	64.6%	48.3%

	64.6%	48.3%

NOTE 8: SUBSEQUENT EVENT
In July 2011, the Company entered into a second amendment to its Loan and Security Agreement with Silicon Valley Bank. The amendment reduced the tangible net worth requirement to $4,250 from $5,500, commencing with July 31, 2011, and on the last day of each month thereafter, to the expiration date in March 2012. Under the amendment, the tangible net worth requirement increases (i) commencing with the quarter ending September 30, 2011 and each quarter thereafter, by 75% of the Company’s net income (without reduction for any losses), and (ii) by 75% of all proceeds received from the issuance of equity and/or the principal amount of all subordinated debt incurred, in each case, after July 29, 2011. The amendment also revised the definition of “borrowing base” to be 75% of the Company’s eligible accounts receivable plus the lesser of (i) 50% of the Company’s eligible inventory (valued at the lower of cost or wholesale fair market value) or (ii) $250,000. Lastly, the amendment revised the definition of “streamline period” to be any period in which there are no outstanding credit extensions, or generally following a 30 consecutive day period in which the Company has maintained unrestricted cash at the bank greater than the outstanding principal amount of all credit extensions. Being in a streamline period permits the Company, among other things, to provide the bank with monthly, rather than weekly, reporting of financial information.

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
Overview
We provide marketing technology solutions, including software, hardware and services, to customers primarily in the automotive, food service and branded retail markets. We have designed and developed RoninCast® software, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network on a number of different platforms including stationary flat panel monitors, interactive kiosks, tablet computers and smart phones. Our solutions integrate additional means by which customers market their brands, develop one-to-one customer relationships, and support sales. Our marketing technology solutions offer dynamic digital replacements for static analog marketing materials. We design technology solutions to engage clients’ consumers via media that best suits the target consumers’ preferences and lifestyles, with advertising, promotion and sales content. We seek to maximize the measurement of consumers’ response so that customers may measure response and return on marketing investments and expenditures.

While the marketing technology solutions that we provide have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including quick-service restaurant or QSR, fast casual and managed food services markets), and (3) branded retail. The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new (within the last five years) and these industries have not widely accepted or adopted these marketing technologies. As a result, we remain an early stage company without a history of profitability, or substantial or steady revenue. We believe this characterization applies to our competitors as well, all of which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.
We believe that the adoption of some or all of the marketing technology solutions we offer will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of marketing technologies depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content and to interact with consumers. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of the marketing technology systems we provide. Costs of this hardware have historically decreased and we believe will continue to do so, though we do not manufacture hardware and do not substantially affect the overall markets for these products. If prices continue to decline for this hardware, we believe that adoption of marketing technology is likely to increase, though we cannot predict a precise rate at which adoption will occur.
We offer a variety of marketing technology hardware, software and services to address our customers needs, but cannot produce the entire range of such goods and services sold. Sales of our marketing technology solutions depend upon forming and maintaining effective business relationships with a variety of vendors and “strategic partners,” and the third party companies that offer some portion of our marketing technology solutions to customers. Hardware, software and services vendors routinely share information regarding marketing technology projects and must work together to successfully develop solutions that integrate the offerings of each company. We rely upon our knowledge of the key industry verticals to which we sell emerging technologies to fit the needs of customers in those verticals and our relationships with key vendors and strategic partners. The combination of this knowledge and managing relationships with vendors and strategic partners is critical to meeting individual customer project needs and to our ultimate success.
Management focuses on a wide variety of financial measurements to assess our financial health and prospects but principally upon (1) sales, to measure the adoption of marketing technology by our customers, (2) cost of sales and gross profit, particularly expressed as gross profit percentage, to determine if sales have been made at levels of profit necessary to cover operating expenses on a long-term basis (based upon assumptions regarding adoption of marketing technology), (3) sales of hardware relative to software and services, understanding that hardware typically provides a lower gross profit margin than do software license fees and services, (4) operating expenses so that management can appropriately match those expenses with sales, and (5) current assets, especially cash and cash equivalents used to fund operating losses thus far incurred.
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
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the first half of 2011.

Results of Operations
All dollar amounts reported in Item 2 are in thousands, except per share information.
Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010
The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
Sales	$3,054	100.0%	$1,916	100.0%	$1,138	59.4%
Cost of sales	1,662	54.4%	1,002	52.3%	660	65.9%
Gross profit (exclusive of depreciation and amortization shown separately below)	1,392	45.6%	914	47.7%	478	52.3%
Sales and marketing expenses	514	16.8%	532	27.8%	(18)	(3.4%)
Research and development expenses	620	20.3%	746	38.9%	(126)	(16.9%)
General and administrative expenses	1,568	51.3%	1,521	79.4%	47	3.1%
Depreciation and amortization expense	122	4.0%	171	8.9%	(49)	(28.7%)

Total operating expenses	2,824	92.5%	2,970	155.0%	(146)	(4.9%)

Operating loss	(1,432)	(46.9%)	(2,056)	(107.3%)	624	(30.4%)
Other income (expenses):
Interest expense	(7)	(0.2%)	(16)	(0.8%)	(9)	56.3%
Interest income	1	—	8	0.4%	(7)	(87.5%)

Total other income (expense)	(6)	(0.2%)	(8)	(0.4%)	2	(25.0%)

Net loss	$(1,438)	(47.1%)	$(2,064)	(107.7%)	$626	(30.3%)

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
United States	$2,793	91.5%	$1,838	95.9%	$955	52.0%
Canada	237	7.8%	34	1.8%	203	597.1%
Other International	24	0.7%	44	2.3%	(20)	(45.5%)

Total Sales	$3,054	100.0%	$1,916	100.0%	$1,138	59.4%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
Sales	$5,451	100.0%	$2,991	100.0%	$2,460	82.2%
Cost of sales	2,966	54.4%	1,653	55.3%	1,313	79.4%
Gross profit (exclusive of depreciation and amortization shown separately below)	2,485	45.6%	1,338	44.7%	1,147	85.7%
Sales and marketing expenses	1,277	23.4%	1,263	42.2%	14	1.1%
Research and development expenses	1,193	21.9%	1,541	51.5%	(348)	(22.6%)
General and administrative expenses	3,438	63.1%	3,004	100.4%	434	14.4%
Depreciation and amortization expense	266	4.9%	347	11.6%	(81)	(23.3%)

Total operating expenses	6,174	113.3%	6,155	205.8%	19	0.3%

Operating loss	(3,689)	(67.7%)	(4,817)	(161.0%)	1,128	(23.4%)
Other income (expenses):
Interest expense	(18)	(0.3%)	(18)	(0.6%)	—	—
Interest income	3	0.1%	18	0.6%	(15)	(83.3%)

Total other income (expense)	(15)	(0.3%)	—	—	(15)	(100.0%)

Net loss	$(3,704)	(68.0%)	$(4,817)	(161.0%)	$1,113	(23.1%)

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2011	sales	2010	sales	(Decrease)	(Decrease)
United States	$4,885	89.6%	$2,734	91.4%	$2,151	78.7%
Canada	525	9.6%	54	1.8%	471	872.2%
Other International	41	0.8%	203	6.8%	(162)	(79.8%)

Total Sales	$5,451	100.0%	$2,991	100.0%	$2,460	82.2%

Sales
Our sales totaled $3,054 during the three months ended June 30, 2011, compared to $1,916 for the same period in the prior year, an increase of $1,138 or 59%. The increase in sales was primarily due to $1.4 million in revenue generated from a $1.8 million purchase order received from Chrysler in May 2011 for the iShowroom-branded tower application for 200 dealerships throughout the U.S. This brings the total number of orders we have received for Chrysler dealership installations to 400. We also received additional orders for 47 Fiat dealership installations during the second quarter of 2011 for the iShowroom application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. To-date we have received orders for 140 Fiat dealership installations. The increase in our services revenue when comparing the three months ended June 30, 2011 to 2010 was primarily driven by additional orders received from Chrysler for further enhancements to the iShowroom application and additional requests for content updates and e-learning programs as part of introducing its new lineup for 2011. We currently believe that Chrysler will continue to rollout the iShowroom-branded tower application with further dealership adoption. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us, we are unable to predict or forecast the timing or value of any future orders.
The remaining increase in sales when comparing the three months ended June 30, 2011 to 2010 was due to an approximately 44% increase in orders from ARAMARK, which includes its newest food concept, Grille Works. Upon completing the installation for orders received through June 30, 2011, the total number of ARAMARK locations being managed through our network operations center will increase to over 200 sites. Finally, we continue to work for, and receive orders from, various customers in the quick serve restaurant industry as they evaluate the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications. As of June 30, 2011, we had a total of $1,600 of purchase orders for which we had not recognized revenue.

Our revenue for the first half of 2011 totaled $5,451 compared to $2,991 for the same period in the prior year, an increase of $2,460 or 82%. The increase in revenue when comparing the first half of 2011 to 2010 was due primarily to a significant increase in revenue from Chrysler for the initiatives described above. During the first half of 2011, we generated $2,491 from this customer, compared to $999 for the same period in the prior year. ARAMARK also contributed to the increase in revenue as we continue to increase the number of Grille Works and BurgerStudio deployments at several colleges and universities throughout the U.S. During the first half of 2011, we generated $536 from this customer, compared to $228 for the same period in the prior year. We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $800 during the first half of 2011, a 25% increase from $600 recognized during the same period in the prior year as our installation base continues to grow. Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we still are unable to predict or forecast our future revenue with any degree of precision at this time.
Cost of Sales
Our cost of sales increased 66% or $660 to $1,662 for the three months ended June 30, 2011 compared to the same period in the prior year. Cost of sales for the first half of 2011 totaled $2,966 compared to $1,653 for the same period in the prior year. The increase in cost of sales when comparing the three and six months ended June 30, 2011 to the same periods in the prior year was primarily due to the increase in hardware sales and costs associated with delivering our services, including installation, project management, software development and content creation. On a percentage basis, our overall gross margin improved to 46% for the first half of 2011 compared to 45% for same period in the prior year. A higher percentage of overall sales generated from software licenses and an increase in recurring hosting fees were the primary reasons for the increase. Sales of our RoninCast® software were up 84% and 115% during the second quarter and first half of 2011, respectively, when compared to the same periods in 2010, which yielded a gross margin percentage on our RoninCast software of approximately 89% for both the three and six months ended June 30, 2011. Recurring hosting and service revenue increased 23% and 25% during the second quarter and first half of 2011, respectively, when compared to the same periods in the prior year. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margins on a percentage basis will continue to increase as our recurring revenue grows.
Operating Expenses
Our operating expenses declined 5% or $146 to $2,824 for the three months ended June 30, 2011 compared to the same period in the prior year. Operating costs for the first half of 2011 totaled $6,174 compared to $6,155 for the same period in the prior year.
Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 3% or $18 to $514 for the second quarter of 2011 when compared to the same period in the prior year. Total sales and marketing costs for the first half of 2011 totaled $1,277 compared to $1,263 for the same period in the prior year. The decline in sales and marketing expense when comparing the second quarter of 2011 to 2010 was primarily due to lower compensation expense, partially offset by an increase in stock compensation expense of $19. The increase in the first half of 2011 when compared to the same period in 2010 was due to higher levels of stock compensation expense. Total stock compensation expense included in sales and marketing was $31 and $78 during the second quarter and first half of 2011, respectively, compared to $12 and $29, for the same periods in the prior year. Any significant increase in our sales and marketing expenses for the full year 2011 relative to 2010 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.
Research and development expenses include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses were lower by $126 or 17% and $348 or 23% in the second quarter and first half of 2011, respectively, when compared to the same periods in the prior year. The decreases were primarily the result of lower levels of contractor and other engineering consultant expense incurred. The additional contractor costs incurred during 2010 were primarily associated with the first release of our next generation of digital signage software, RoninCast®X, which became generally available during the fourth quarter of 2010. Overall, we had 20 developer employees and contractors as of June 30, 2011 compared to 21 as of June 30, 2010. Although we currently have no intention of significantly increasing our staff levels in 2011, we may engage outside providers to assist in further enhancements to our RoninCast®X software which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to evolve. Included in research and development expense was stock compensation expense of $11 and $24 during the second quarter and first half of 2011, respectively, compared to $5 and $14 for the same periods in the prior year.

General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 3% or $47 and 14% or $434 for the second quarter and first half of 2011, respectively, compared to the same period the same periods in the prior year. The increase when comparing the first half of 2011 to 2010 was the result of higher contract labor costs of $110, higher recruiting fees of $83 and a $54 increase in other fees paid for public company related expenses, along with $146 of additional stock compensation expense being recognized as a result of higher levels of stock option awards provided in 2011. Included in general and administration expense was stock compensation expense of $131 and $143 for the three months ended June 30, 2011 and 2010, respectively, and $415 and $266 for the first half of 2011 and 2010, respectively.
Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $49 and $81 when comparing the second quarter and first half of 2011 to the prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.
Interest Expense
Interest expense totaled $18 during the first half of both 2011 and 2010. Included in interest expense for 2011 was $6 associated with the capital lease we entered into in July of 2010. The remaining amount for 2011 and the entire amount for 2010 were the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement in March 2010 and later modified in January 2011. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant, resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and is being amortized on a straight-line basis through the renewed expiration date of March 2012. See Note 5 to our Condensed Consolidated Financial Statements regarding the assumptions used in determining the fair value of this warrant.
Interest Income
Interest income was lower by $7 and $15 in the second quarter and first half of 2011 when compared to the same periods in the prior year. The decreases in interest income were primarily due to lower average cash balances during the first half of 2011 compared to the same period in the prior year.
Liquidity and Capital Resources
As of June 30, 2011, we had $3,916 of cash and cash equivalents, including restricted cash, and working capital of $4,579. As of June 30, 2011, we had a $500 outstanding balance on our line-of-credit with Silicon Valley Bank. We plan to use our available cash and available line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.
In March 2010, we entered into a loan and security agreement with Silicon Valley Bank. The agreement provides us with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. Our ability to request an advance on this line-of-credit is based on a percentage of eligible accounts receivable and inventory balances. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement will also restrict our ability to borrow additional sums under this agreement. In January 2011, we entered into an amendment which changed the original expiration date to March 2012 and reduced the minimum tangible net worth requirement to $5,500, which must be maintained at either the time of an advance or while there is an outstanding balance owed to Silicon Valley Bank. We are not required to maintain the financial requirements when there are no outstanding advances.

Operating Activities
We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2011, we had an accumulated deficit of $85,982. The cash flow used in operating activities was $3,697 and $4,648 for the first half of 2011 and 2010, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $3,704 and $4,817 for the first half of 2011 and 2010, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $799 and $678 for the first half of 2011 and 2010, respectively. Additionally, cash consumed from changes in our working capital accounts further contributed to our net losses for both periods, by $807 and $468 for the first half of 2011 and 2010, respectively. The net increases in our working capital accounts included in operating activities resulted primarily from sequential increases in our revenue for the first half of 2011 and 2010 when compared to the same periods in the prior year. This resulted in increases in accounts receivable balances of $776 and $592 at the end of the second quarter of 2011 and 2010, respectively, when compared to the prior year end balances. Increases in inventory of $57 and $67 during the first half of 2011 and 2010 when compared to the prior year balances were primarily the result of additional inventory secured for the Chrysler iShowroom implementations and other orders uncompleted as of the end of June 2011 and a last-time buy of media players during the first half of 2010. The primary reason for the $338 decline in accounts payable during the first half of 2011 was the result of a larger percentage of vendor purchases, including the $1.8 million purchase order from Chrysler in May 2011, being made earlier in the second quarter of 2011, when compared to the same period in the prior year. Additionally, during the first half of 2010 we experienced a decline in deferred revenue related to several projects being completed and recognized into revenue during the six months ended June 30, 2010. Partially offsetting these declines to our working capital was an increase in our accrued liabilities of $141 and $190 during the first half of 2011 and 2010, respectively, when compared to the prior year end balances, as a result of an accrual for payroll to our employees and also a general increase in other employee compensation-related account balances. Also, our deferred revenue balance for the first half of 2011 increased by $191 when compared to the prior year end balance primarily as a result of an increase in content and related development projects we are currently working on for Chrysler. Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations for the next twelve months.
Investing Activities
Net cash used in investing activities during the first half of 2011 was $107 compared to $55 during the same period in the prior year. The increase in cash used in investing activities was due to equipment purchases made during both periods presented. We believe further capital equipment investments for the remainder of 2011 will be at similar levels experienced during the first half of this year.
Financing Activities
Net cash provided by financing activities during the first half of 2011 and 2010 was $635 and $427, respectively. During the first half of 2011, we received proceeds totaling $37 from the issuance of shares under our associate stock purchase plan and $116 of proceeds from stock option exercises. Additionally, we received $500 from a draw on our line of credit with Silicon Valley Bank. These cash inflows from financing activities were partially offset by $18 of principal payments made on a capital lease we entered into in July 2010. The cash provided by financing activities during the first half of 2010 was the result of proceeds received from the exercise of stock options and common stock warrants and a reduction in restricted cash balances.

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
As of June 30, 2011, Chrysler accounted for 65% of our total receivables. In April 2009, Chrysler and twenty-four of its affiliated subsidiaries filed a consolidated petition for Chapter 11 Bankruptcy Protection with the U.S. Federal Bankruptcy court in New York City. While Chrysler has emerged from bankruptcy and we continue to receive orders, our revenue was significantly impacted in 2009 compared to the prior year. See Note 7 to our Consolidated Financial Statements regarding Segment Information and Major Customers. In addition, Chrysler’s former advertising agency, BBDO Detroit, the entity responsible for purchasing our products and services on Chrysler’s behalf, closed its office at the end of January 2010. Chrysler has subsequently moved its advertising relationship to another firm, which is not currently a customer of ours. Since the beginning of 2010, we received all purchase orders directly from Chrysler, which included orders that traditionally would have been issued through BBDO Detroit. Although we believe Chrysler’s decision to change its advertising agency did not affect any of our current projects, we are unable to provide assurance that future opportunities will not be impacted. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.
We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offerings we closed in November 2010 and 2009, and the remaining availability of our line of credit, will be adequate to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders. Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. These covenants, as amended in July 2011, include maintaining a minimum tangible net worth of $4,250 through March 2012. See "Subsequent Event."
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
Operating and Capital Leases
At June 30, 2011, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014. We have a one-time option under this lease to cancel the lease on June 30, 2012 for a fee of approximately $39.

The following table summarizes our obligations under contractual agreements as of June 30, 2011, assuming we do not cancel our Canada lease early, and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,471	$229	$507	$424	$311
Capital Lease Obligations (including interest)	67	46	21	—	—

Total	$1,538	$275	$528	$424	$311

Based on our working capital position at June 30, 2011, we believe we have sufficient working capital to meet our current obligations.
Subsequent Event
In July 2011, we entered into a second amendment to our Loan and Security Agreement with Silicon Valley Bank. The amendment reduced the tangible net worth requirement to $4,250 from $5,500, commencing with July 31, 2011, and on the last day of each month thereafter, to the expiration date in March 2012. Under the amendment, the tangible net worth requirement increases (i) commencing with the quarter ending September 30, 2011 and each quarter thereafter, by 75% of our net income (without reduction for any losses), and (ii) by 75% of all proceeds received from the issuance of equity and/or the principal amount of all subordinated debt incurred, in each case, after July 29, 2011. The amendment also revised the definition of “borrowing base” to be 75% of our eligible accounts receivable plus the lesser of (i) 50% of our eligible inventory (valued at the lower of cost or wholesale fair market value) or (ii) $250,000. Lastly, the amendment revised the definition of “streamline period” to be any period in which there are no outstanding credit extensions, or generally following a 30 consecutive day period in which we have maintained unrestricted cash at the bank greater than the outstanding principal amount of all credit extensions. Being in a streamline period permits us, among other things, to provide the bank with monthly, rather than weekly, reporting of financial information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of June 30, 2011, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.
We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the three and six months ended June 30, 2011 and 2010.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We were not party to any material legal proceedings as of August 3, 2011.

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

WIRELESS RONIN TECHNOLOGIES, INC.
Date: August 5, 2011	By:	/s/ Darin P. McAreavey
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

10.1
Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 26, 2011 (File No. 001-33169)).

10.2
Wireless Ronin Technologies, Inc. Amended and Restated 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 26, 2011 (File No. 001-33169)).

10.3
Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 26, 2011 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.