Form 10-Q
period 2011-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2011-11-04
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
As of October 31, 2011, the registrant had 19,512,710 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,256	$7,064
Accounts receivable, net of allowance of $50 and $35	1,711	2,522
Inventories	291	272
Prepaid expenses and other current assets	162	275

Total current assets	6,420	10,133
Property and equipment, net	748	1,019
Restricted cash	50	50
Other assets	40	40

TOTAL ASSETS	$7,258	$11,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$51	$37
Line of credit — bank	500	—
Accounts payable	932	1,563
Deferred revenue	625	488
Accrued liabilities	779	571

Total current liabilities	2,887	2,659
Capital lease obligations, less current maturities	—	40

TOTAL LIABILITIES	2,887	2,699

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding as of September 30, 2011 and December 31, 2010	—	—
Common stock, 50,000 shares authorized; 19,513 shares and 19,233 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	195	192
Additional paid-in capital	92,024	91,138
Accumulated deficit	(87,362)	(82,278)
Accumulated other comprehensive loss	(486)	(509)

Total shareholders’ equity	4,371	8,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,258	$11,242

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales
Hardware	$942	$1,169	$3,487	$2,016
Software	184	469	1,062	877
Services and other	1,175	1,034	3,203	2,770

Total sales	2,301	2,672	7,752	5,663

Cost of sales
Hardware	575	768	2,364	1,332
Software	29	25	124	74
Services and other	562	555	1,644	1,595

Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,166	1,348	4,132	3,001

Gross profit	1,135	1,324	3,620	2,662

Operating expenses:
Sales and marketing expenses	431	560	1,708	1,823
Research and development expenses	555	645	1,748	2,186
General and administrative expenses	1,412	1,334	4,850	4,338
Depreciation and amortization expense	111	172	377	519

Total operating expenses	2,509	2,711	8,683	8,866

Operating loss	(1,374)	(1,387)	(5,063)	(6,204)

Other income (expenses):
Interest expense	(6)	(21)	(24)	(39)
Interest income	—	6	3	24

Total other expense	(6)	(15)	(21)	(15)

Net loss	$(1,380)	$(1,402)	$(5,084)	$(6,219)

Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.26)	$(0.35)

Basic and diluted weighted average shares outstanding	19,495	17,734	19,389	17,683

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities:
Net loss	$(5,084)	$(6,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	377	519
Allowance for doubtful receivables	15	(16)
Stock-based compensation expense	692	515
Amortization of warrants issued for debt issuance costs	14	34
Forfeiture of stock for payroll taxes	—	(25)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	785	(1,070)
Inventories	(19)	(138)
Prepaid expenses and other current assets	99	16
Other assets	—	(20)
Accounts payable	(613)	90
Deferred revenue	136	(31)
Accrued liabilities	213	274

Net cash used in operating activities	(3,385)	(6,071)
Investing activities:
Purchases of property and equipment	(123)	(127)

Net cash used in investing activities	(123)	(127)
Financing activities:
Payments on capital lease obligations	(26)	(4)
Advance on line of credit — bank	500	—
Restricted cash	—	330
Exercise of options and warrants	200	264

Net cash provided by financing activites	674	590
Effect of exchange rate changes on cash	26	(79)

Decrease in Cash and Cash Equivalents	(2,808)	(5,687)
Cash and Cash Equivalents, beginning of period	7,064	12,273

Cash and Cash Equivalents, end of period	$4,256	$6,586

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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
2. Foreign Currency
Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. During the third quarter of 2011 the Company recognized a foreign currency loss in sales of $25, compared to a gain of $37 during the same period in 2010. A foreign currency loss of $23 was recognized in sales during the nine months ended September 30, 2011, compared to a gain of $64 during the same period in 2010.
3. Revenue Recognition
The Company recognizes revenue primarily from these sources:
•	Software and software license sales

•	System hardware sales

•	Professional service revenue

•	Software design and development services

•	Implementation services

•	Maintenance and hosting support contracts
The Company applies the provisions of Accounting Standards Codification (“ASC”) subtopic 605-985, Revenue Recognition: Software (“ASC 605-985”) to all transactions involving the sale of software licenses. In the event of a multiple element arrangement, the Company evaluates if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in Financial Accounting Standards Board (“FASB”) ASC 605-985-25-5.
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
In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company beginning January 1, 2011. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software enabled products will instead be subject to the other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling method affects the timing and amount of revenue recognition. The Company’s adoption of this new guidance did not have a material impact on its consolidated financial statements.
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Uncompleted contracts at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Cost incurred on uncompleted contracts	$176	$80
Estimated earnings	184	179

Revenue recognized	360	259
Less: billings to date	(281)	(182)

	$79	$77

The above information is presented in the balance sheet as follows:

	September 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$84	$109
Billings in excess of costs and estimated earnings on uncompleted contracts	(5)	(32)

	$79	$77

Implementation services
Implementation services revenue is recognized when installation is completed.
Maintenance and hosting support contracts
Maintenance and hosting support consists of software updates and support. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. The Company also offers a hosting service through its network operations center, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day.
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
4. Cash and Cash Equivalents
Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2011 and December 31, 2010, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
5. Restricted Cash
In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at both September 30, 2011 and December 31, 2010.
6. Accounts Receivable
Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts at September 30, 2011 was $50 compared to $35 at December 31, 2010.
7. Inventories
The Company records inventories using the lower of cost or market on a first-in, first-out (“FIFO”) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve totaling $21 at September 30, 2011 compared to $0 at December 31, 2010.
8. Impairment of Long-Lived Assets
The Company reviews the carrying value of all long-lived assets, including property and equipment with definite lives, for impairment in accordance with FASB ASC 360-10-05-4, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.
If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset or estimated sale prices, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. Management generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded for the three and nine months ended September 30, 2011 and 2010.
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
Depreciation and amortization expense was $111 and $172 for the three months ended September 30, 2011 and 2010, respectively, and $377 and $519 for the nine months ended September 30, 2011 and 2010, respectively.
10. Comprehensive Loss
Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation gains and (losses) on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $24 and $(37) were included in comprehensive losses during the three and nine months ended September 30, 2011, respectively, compared to $23 and $(75) for the same periods in the prior year.
11. Research and Development and Software Development Costs
Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the first nine months of 2011 and 2010. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $555 and $1,748 during the three and nine months ended September 30, 2011, respectively, compared to $645 and $2,186 for the same periods in the prior year.
12. Basic and Diluted Loss per Common Share
Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 3,108 and 3,462, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and nine months ended September 30, 2011 and 2010.

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
14. Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $169 and $692, or a basic and diluted loss per share of $0.01 and $0.04, was charged to expense during the three and nine months ended September 30, 2011, respectively, compared to stock-based compensation expense of $202 and $515, or a basic and diluted loss per share of $0.01 and $0.03, for the same periods in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
The Company accounts for equity instruments issued for services and goods to non-employees under FASB ASC 505-50-1 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and FASB ASC 505-50-25. Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.
See Note 6 for further information regarding stock-based compensation and the assumptions used to calculate the fair value of stock-based compensation.
15. Fair Value of Financial Instruments
FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of capital lease obligations approximates carrying value based on the interest rate in the lease compared to current market interest rates.
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
17. Deferred Financing Costs
Amortization expense related to deferred financing costs was $4 and $14 for the three and nine months ended September 30, 2011, respectively, compared to $16 and $34 for the same periods in the prior year. The amortization expense was recorded as a component of interest expense. The balance of deferred finance costs at September 30, 2011 was $8, compared to $16 at December 31, 2010.
18. Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05 which amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU No. 2011-05 in fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION
The following tables provide details of selected financial statement items:
ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Balance at beginning of period	$35	$51
Provision for doubtful receivables	34	—
Write-offs	(19)	(16)

Balance at end of period	$50	$35

INVENTORIES

	September 30,	December 31,
	2011	2010
Finished goods	$221	$188
Work-in-process	70	84

Total inventories	$291	$272

The Company records inventories using the lower of cost or market on a first-in, first-out method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $21 and $0 as of September 30, 2011 and December 31, 2010, respectively.
PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2011	2010
Leased equipment	$411	$411
Equipment	1,441	1,433
Leasehold improvements	381	363
Demonstration equipment	157	155
Purchased software	746	691
Furniture and fixtures	568	571

Total property and equipment	$3,704	$3,624
Less: accumulated depreciation and amortization	(2,956)	(2,605)

Net property and equipment	$748	$1,019

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
OTHER ASSETS
Other assets consist of long-term deposits on operating leases.
DEFERRED REVENUE

	September 30,	December 31,
	2011	2010
Deferred software maintenance	$467	$293
Customer deposits and deferred project revenue	158	195

Total deferred revenue	$625	$488

ACCRUED LIABILITIES

	September 30,	December 31,
	2011	2010
Compensation	$378	$260
Accrued rent	238	252
Sales tax and other	163	59

Total accrued liabilities	$779	$571

See Note 5 for additional information on accrued remaining lease obligations.
COMPREHENSIVE LOSS
Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(1,380)	$(1,402)	$(5,084)	$(6,219)
Foreign currency translation gain (loss)	24	(37)	23	(75)

Total comprehensive loss	$(1,356)	$(1,439)	$(5,061)	$(6,294)

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2011	2010
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$15	$—

Supplemental disclosures of non-cash investing and financing activities
Warrants issued for debt issuance costs	$8	$66
Non-cash purchase of property and equipment through capital lease obligations	$—	$89
NOTE 3: FAIR VALUE MEASUREMENT
As of September 30, 2011 and December 31, 2010, cash equivalents consisted of the following:

	September 30, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$3,350	$—	$—	$3,350

Total included in cash and cash equivalents	$3,350	$—	$—	$3,350

	December 31, 2010
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$6,764	$—	$—	$6,764
Total included in cash and cash equivalents	$6,764	$—	$—	$6,764
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
Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at September 30, 2011 and December 31, 2010 includes funds held in a commercial paper sweep account totaling $3,350 and $6,764, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At September 30, 2011 and December 31, 2010, the Company had no Level 2 financial assets on its consolidated balance sheet.
Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At September 30, 2011 and December 31, 2010, the Company had no Level 3 financial assets on its consolidated balance sheet.
The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of September 30, 2011 and December 31, 2010.
NOTE 4: CAPITAL LEASE OBLIGATIONS
The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.
Future lease payments under the capital lease are as follows:

As of September 30, 2011	Amount
Three months ended December 31, 2011	$12
2012	44
Total payments	56
Less: portion representing interest	(5)

Principal portion	51
Less: current portion	(51)

Long-term portion	$—

Future maturities of capital lease obligations are as follows:

As of September 30, 2011	Amount
Three months ended December 31, 2011	$10
2012	41

Total	$51

Amortization expense for capital lease assets was $16 and $24 for the three and nine months ended September 30, 2011, respectively, compared to $7 for the same periods in the prior year. All amounts are included in depreciation and amortization expense.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 5: COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company drew upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which will be released as follows: to $240 on August 1, 2011; to $180 on August 1, 2012; to $120 on August 1, 2013; to $60 on August 1, 2014; and to $0 on August 1, 2015. The amount of the letter of credit as of September 30, 2011 was $240 compared to $300 as of December 31, 2010.
In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014. Pursuant to the lease, the Company has a one-time option to cancel the lease on June 30, 2012 for a fee of approximately $39.
Rent expense under the operating leases was $92 and $94 for the three months ended September 30, 2011 and 2010 and $296 and $282 for the nine months ended September 30, 2011 and 2010, respectively.
Future minimum lease payments for operating leases are as follows:

At September 30, 2011	Lease Obligations
Three months ending December 31, 2011	$62
2012	249
2013	254
2014	230
2015	206
Thereafter	409

Total future minimum obligations	$1,410

Litigation
The Company was not party to any material legal proceedings as of October 31, 2011, and there were no such proceedings pending during the period covered by this report.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Revolving Line-of-Credit
In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was amended in January 2011 and again in July 2011 (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount of credit available to the Company at any given time is the lesser of (a) $2,500 or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.
Under the Loan and Security Agreement, the Company must maintain a minimum tangible net worth of at least $4,250. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). Under the Loan and Security Agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company. The Loan and Security Agreement matures on March 15, 2012.
As of September 30, 2011, the Company had a $500 outstanding balance on this line of credit, which required the payment of interest at an annual interest rate of 4.75%, and an outstanding letter of credit in the amount of $240 issued on the Company’s behalf in connection with the lease of the Company’s corporate office. Subsequent to September 30, 2011, the Company repaid in full the outstanding balance on the line of credit. The letter of credit, which remains outstanding, effectively reduces the amount available under the Loan and Security Agreement to $2,260, subject to the amount available under the borrowing base and continued compliance with the minimum tangible net worth requirement.
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

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
NOTE 6: STOCK-BASED COMPENSATION AND BENEFIT PLANS
Stock Compensation Expense Information
FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. A summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation costs included in:
Cost of sales	$5	$1	$14	$5
Sales and marketing expenses	19	36	97	65
Research and development expenses	12	14	36	28
General and administrative expenses	133	151	545	417

Total stock-based compensation expenses	$169	$202	$692	$515

At September 30, 2011, there was approximately $624 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
Valuation Information under ASC 718-10
For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.77 and $0.81 per share for the three months ended September 30, 2011 and 2010, respectively. The per share weighted average estimated fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was $0.75 and $1.94, respectively. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected life	4.07 years	4.28 years	3.82 to 4.07 years	4.15 to 4.30 years
Dividend yield	0%	0%	0%	0%
Expected volatility	88.5%	93.3%	88.5 to 90.6%	93.3 to 94.3%
Risk-free interest rate	0.7%	1.3%	0.7 to 1.8%	1.3 to 2.4%
In March 2011, the Company granted stock options for the purchase of an aggregate of 250 shares to two executive officers and certain key employees. Of the options granted in March 2011, options for the purchase of 80 shares were subject to shareholder approval of an amendment to the Company’s Amended and Restated 2006 Equity Incentive Plan to increase the total number of shares for which awards may be granted from 2,400 to 3,600. In addition, each of the Company’s six non-employee board members received a stock option award to purchase 20 shares of the Company’s common stock, which were subject to shareholder approval of an amendment to the Company’s 2006 Non-Employee Director Stock Option Plan to replace automatic grants with discretionary grants. Both amendments to the aforementioned plans were approved by the Company’s shareholders at the annual shareholder meeting held on June 9, 2011. In June 2011, the Company granted stock options for the purchase of an aggregate of 45 shares to two key employees. During the third quarter of 2011, the Company granted stock options for the purchase of an aggregate of 160 shares to four new board members.
The Company issued restricted stock awards aggregating 61 shares to two executive officers and certain key employees in March 2010. Of the shares, 30 vest in annual installments over a three-year period with continued employment. The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years. The weighted average fair value of the shares was based on the closing market price on the date of grant of $2.55. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over a three-year period. As of September 30, 2011, $29 remained to be expensed.
Stock options and warrants for 271 and 1,100 shares, respectively, were cancelled or expired during the three and nine months ended September 30, 2011, respectively.
2007 Associate Stock Purchase Plan
In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Shares purchased by associates under the plan during the nine months ended September 30, 2011 totaled 69. The cumulative shares purchased under this plan totaled 323, leaving 277 remaining shares available to be issued under the plan as of September 30, 2011.

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
Net sales per geographic region, based on the billing location of end customer, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$2,144	$2,538	$7,029	$5,272
Canada	145	95	670	149
Other International	12	39	53	242

Total Sales	$2,301	$2,672	$7,752	$5,663

Geographic segments of property and equipment are as follows:

	September 30,	December 31,
	2011	2010
Property and equipment, net:
United States	$693	$905
Canada	55	114

Total	$748	$1,019

WIRELESS RONIN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2011	2010	2011	2010
Chrysler	28%	47%	41%	40%
ARAMARK	29%	26%	18%	17%
Reuters Ltd.	*	*	*	12%

	57%	73%	59%	69%

*	Sales to this customer were less than 10% of total sales for the period reported.
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2011 and December 31, 2010, a significant portion of the Company’s accounts receivable was concentrated with the following major customers:

	September 30,	December 31,
Customer	2011	2010
Chrysler	23%	48%
ARAMARK	28%	*
Starbucks	12%	*

	63%	48%

*	Accounts receivable from these customers were less than 10% of total accounts receivable for the period presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
Overview
We provide marketing technology solutions including software, hardware and services to customers primarily in the automotive, food service and branded retail markets. We have designed and developed RoninCast® software, a proprietary content delivery system that manages, schedules and delivers digital content over a wireless or wired network on a number of different platforms including stationary flat panel monitors, interactive kiosks, tablet computers and smart phones. Our solutions integrate additional means by which customers market their brands, develop one-to-one customer relationships, and support sales. Our marketing technology solutions offer dynamic digital replacements for static analog marketing materials. We design technology solutions to engage clients’ consumers via media that best suits the target consumers’ preferences and lifestyles, with advertising, promotion and sales content. We seek to maximize the measurement of consumers’ response so that customers may measure response and return on marketing investments and expenditures.
While the marketing technology solutions that we provide have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including quick serve restaurants, or QSR, and fast casual and managed food services markets), and (3) branded retail. The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new and these industries have not widely accepted or adopted these marketing technologies. As a result, we remain an early stage company without a history of profitability, or substantial or steady revenue. We believe this characterization applies to most our competitors as well, all of whom are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.
We believe that the adoption of some or all of the marketing technology solutions we offer will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of marketing technologies depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content and to interact with consumers. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of marketing technology systems we currently provide. Costs of this hardware have historically decreased and we believe will continue to do so, but we do not manufacture hardware and do not expect to have a substantial effect on the overall markets for these products. If prices continue to decline for this hardware, we believe that adoption of the types of marketing technology we provide is likely to increase, though we cannot predict a precise rate at which adoption will occur.

We offer a variety of marketing technology hardware, software and services to our customers but cannot produce the entire range of such goods and services sold. Sales of our marketing technology solutions depend upon forming and maintaining effective business relationships with a variety of vendors and “strategic partners,” third party companies offering some portion of the marketing technology solution to a customer. Hardware, software and services vendors routinely share information regarding marketing technology projects and must work together to successfully develop solutions that integrate the offerings of each company. We rely upon our knowledge of the key industry verticals to which we sell, emerging technologies that fit the needs of customers in those verticals and our relationships with key vendors and strategic partners. The combination of this knowledge and managing relationships with vendors and strategic partners is critical to meeting individual customer project needs and to our ultimate success.
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
Critical Accounting Policies and Estimates
A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to these accounting policies during the nine months ended September 30, 2011.

Results of Operations
All dollar amounts reported in Item 2 are in thousands, except per share information.
Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010
The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	September 30,	% of Total	September 30,	% of Total	$ Increase	% Increase
	2011	Sales	2010	Sales	(Decrease)	(Decrease)
Sales	$2,301	100.0%	$2,672	100.0%	$(371)	(13.9%)
Cost of sales	1,166	50.7%	1,348	50.4%	(182)	(13.5%)
Gross profit (exclusive of depreciation and amortization shown separately below)	1,135	49.3%	1,324	49.6%	(189)	(14.3%)
Sales and marketing expenses	431	18.7%	560	21.0%	(129)	(23.0%)
Research and development expenses	555	24.1%	645	24.1%	(90)	(14.0%)
General and administrative expenses	1,412	61.4%	1,334	49.9%	78	5.8%
Depreciation and amortization expense	111	4.8%	172	6.4%	(61)	(35.5%)

Total operating expenses	2,509	109.0%	2,711	101.5%	(202)	(7.5%)

Operating loss	(1,374)	(59.7%)	(1,387)	(51.9%)	13	(0.9%)
Other income (expenses):
Interest expense	(6)	(0.3%)	(21)	(0.8%)	(15)	71.4%
Interest income	—	—	6	0.2%	(6)	(100.0%)

Total other income (expense)	(6)	(0.3%)	(15)	(0.6%)	9	(60.0%)

Net loss	$(1,380)	(60.0%)	$(1,402)	(52.5%)	$22	(1.6%)

	Three Months Ended
	September 30,	% of Total	September 30,	% of Total	$ Increase	% Increase
	2011	Sales	2010	Sales	(Decrease)	(Decrease)
United States	$2,144	93.2%	$2,538	95.0%	$(394)	(15.5%)
Canada	145	6.3%	95	3.6%	50	52.6%
Other International	12	0.5%	39	1.4%	(27)	(69.2%)

Total Sales	$2,301	100.0%	$2,672	100.0%	$(371)	(13.9%)

	Nine Months Ended
	September 30,	% of Total	September 30,	% of Total	$ Increase	% Increase
	2011	Sales	2010	Sales	(Decrease)	(Decrease)
Sales	$7,752	100.0%	$5,663	100.0%	$2,089	36.9%
Cost of sales	4,132	53.3%	3,001	53.0%	1,131	37.7%
Gross profit (exclusive of depreciation and amortization shown separately below)	3,620	46.7%	2,662	47.0%	958	36.0%
Sales and marketing expenses	1,708	22.0%	1,823	32.2%	(115)	(6.3%)
Research and development expenses	1,748	22.5%	2,186	38.6%	(438)	(20.0%)
General and administrative expenses	4,850	62.6%	4,338	76.6%	512	11.8%
Depreciation and amortization expense	377	4.9%	519	9.2%	(142)	(27.4%)

Total operating expenses	8,683	112.0%	8,866	156.6%	(183)	(2.1%)

Operating loss	(5,063)	(65.3%)	(6,204)	(109.6%)	1,141	(18.4%)
Other income (expenses):
Interest expense	(24)	(0.3%)	(39)	(0.7%)	(15)	38.5%
Interest income	3	—	24	0.4%	(21)	(87.5%)

Total other expense	(21)	(0.3%)	(15)	(0.3%)	(6)	40.0%

Net loss	$(5,084)	(65.6%)	$(6,219)	(109.8%)	$1,135	(18.3%)

	Nine Months Ended
	September 30,	% of Total	September 30,	% of Total	$ Increase	% Increase
	2011	Sales	2010	Sales	(Decrease)	(Decrease)
United States	$7,029	90.7%	$5,272	93.1%	$1,757	33.3%
Canada	670	8.6%	149	2.6%	521	349.7%
Other International	53	0.7%	242	4.3%	(189)	(78.1%)

Total Sales	$7,752	100.0%	$5,663	100.0%	$2,089	36.9%

Sales
Our sales totaled $2,301 during the three months ended September 30, 2011, compared to $2,672 for the same period in the prior year, a decrease of $371 or 14%. The decrease in sales was primarily due to lower dealership deployments of Chrysler’s iShowroom-branded tower application into Chrysler dealerships. During the third quarter of 2011, we recognized $196 related to this initiative, compared to $792 in the prior year quarter. Since the start of this program back in September 2010, we have received orders for a total of 400 Chrysler dealerships. Partially offsetting this decline in revenue were additional orders received for 20 Fiat dealership installations during the third quarter of 2011 for the iShowroom application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. To date, we have received orders for 162 Fiat dealership installations. The increase in our services revenue when comparing the three months ended September 30, 2011 to 2010 was primarily attributable to additional orders received from Chrysler for further enhancements of the iShowroom application and additional requests for content updates and e-learning programs as part of introducing its new lineup for 2011. We currently believe that Chrysler will continue to rollout the iShowroom-branded tower application enhancements with further dealership adoption. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers will remain within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders.
The remaining decrease in sales when comparing the three months ended September 30, 2011 to 2010 was due to a decrease in orders from ARAMARK. However, we continued to expand the number of Grille Works installations to several colleges and universities during the past quarter. Upon completing the installation for orders received through September 30, 2011, the total number of ARAMARK locations being managed through our network operations center will increase to 239 sites. Finally, we continue to work for, and receive orders from, various customers in the quick serve restaurant industry as they evaluate the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications. As of September 30, 2011, we had a total of $1,400 of purchase orders for which we had not recognized revenue.

Our revenue for the nine months ended September 30, 2011 totaled $7,752 compared to $5,663 for the same period in the prior year, an increase of $2,089 or 37%. The increase in revenue when comparing the nine months ended September 30, 2011 to 2010 was due primarily to a significant increase in revenue from Chrysler for the iShowroom rollout described above. During the first nine months of 2011, we generated $3,146 from this customer, compared to $2,248 for the same period in the prior year. ARAMARK also contributed to the increase in revenue on a year-to-date basis as we continued to increase the number of Grille Works and BurgerStudio deployments at several colleges and universities throughout the U.S. During the nine months ended September 30, 2011, we generated $1,406 from this customer, compared to $1,076 for the same period in the prior year. We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $1,200 during the nine months ended September 30, 2011, a 25% increase from $960 recognized during the same period in the prior year as our installation base continues to grow. Due to the current economic environment and the lengthy sales cycle associated with deploying large scale digital menu boards, we are unable to predict or forecast our future revenue with any degree of precision at this time.
Cost of Sales
Our cost of sales decreased 14% or $182 to $1,166 for the three months ended September 30, 2011 compared to the same period in the prior year. Cost of sales for the nine months ended September 30, 2011 totaled $4,132 compared to $3,001 for the same period in the prior year. The decrease in cost of sales when comparing the three months ended September 30, 2011 to the same period in the prior year was primarily due to a decrease in hardware sales to Chrysler. On a percentage basis, our overall gross margin was 47% for both the nine months ended September 30, 2011 and 2010. Sales of our RoninCast® software were down 61% for the three months ended September 30, 2011, when compared to the same period in the prior year. The decline was primary the result of lower Chrysler dealership orders received during the three months ended September 30, 2011, when compared to the same period in the prior year. For the nine months ended September 30, 2011, our RoninCast® software sales were up 21%, when compared to the same period a year ago. Again, the primary reason for the increase was due to the 200 Chrysler dealership order received during the second quarter of 2011 and also the 162 Fiat dealer orders received during the nine months ended September 30, 2011. Gross margins on our RoninCast® software for the nine months ended September 30, 2011 and 2010 were 88% and 92%, respectively. The decrease in gross margin percentage was due to a higher cost associated with third party software. Our overall services gross margin improved to 49% for the nine months ended September 30, 2011, when compared to 42% for the same period in the prior year. The primary reason for the increase in gross margin percentage was due to an increase in our recurring hosting and support fees. We expect our services revenue gross margin percentage to increase as our installed base continues to grow. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margin on a percentage basis will continue to increase as our recurring revenue grows.
Operating Expenses
Our operating expenses declined 8% or $202 to $2,509 for the three months ended September 30, 2011 compared to the same period in the prior year. Operating costs for the nine months ended September 30, 2011 totaled $8,683 compared to $8,866 for the same period in the prior year.
Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 23% or $129 to $431 for the third quarter of 2011 when compared to the same period in the prior year. Total sales and marketing costs for the nine months ended September 30, 2011 totaled $1,708 compared to $1,823 for the same period in the prior year. The declines in sales and marketing expense when comparing the three and the nine months ended September 30, 2011 to the same periods in the prior year were primarily due to lower compensation expense, partially offset by an increase in trade shows and stock compensation expense. Total stock compensation expense included in sales and marketing was $19 and $97 during the three and the nine months ended September 30, 2011, respectively, compared to $36 and $65, for the same periods in the prior year. Any significant increase in our sales and marketing expenses for the full year 2011 relative to 2010 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expenses include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses were lower by $90 or 14% and $438 or 20% in the three and the nine months ended September 30, 2011, respectively, when compared to the same periods in the prior year. The decreases were primarily the result of lower levels of contractor and other engineering consultant expense incurred. The additional contractor costs incurred during 2010 were primarily associated with the first release of our next generation of digital signage software, RoninCast®X, which became generally available during the fourth quarter of 2010. Overall, we had 16 developer employees and contractors as of September 30, 2011 compared to 21 as of September 30, 2010. Although we currently have no intention of significantly increasing our staff levels in 2011, we may engage outside providers to assist in further enhancements to our RoninCast®X software, which is critical for our success as the requirements for a more sophisticated dynamic digital signage platform continue to evolve. Included in research and development expense was stock compensation expense of $12 and $36 during the three and nine months ended September 30, 2011, respectively, compared to $14 and $28 for the same periods in the prior year.
General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 6% or $78 and 12% or $512 for the three and the nine months ended September 30, 2011, respectively, compared to the same periods in the prior year. The increase in general and administrative fees during the three months ended September 30, 2011 when compared to the prior year period was primarily due to $76 of additional contractor and consulting fees. The increase when comparing the nine months ended September 30, 2011 to 2010 was the result of higher contract labor costs of $210, higher recruiting fees of $89 and a $44 increase in other fees paid for public company related expenses, along with $128 of additional stock compensation expense being recognized as a result of higher levels of stock option awards provided in 2011. Included in general and administration expense was stock compensation expense of $133 and $151 for the three months ended September 30, 2011 and 2010, respectively, and $545 and $417 for the nine months ended September 30, 2011 and 2010, respectively.
Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $61 and $142 when comparing the three and the nine months ended September 30, 2011 to the prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.
Interest Expense
Interest expense totaled $24 and $39 during the nine months ended September 30, 2011 and 2010, respectively. Included in interest expense for 2011 was $8 associated with the capital lease we entered into in July 2010 and $7 associated with the outstanding balance owed on the line of credit with Silicon Valley Bank. The remaining amount for 2011 and the entire amount for 2010 were the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement in March 2010 and later modified in January 2011. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant, resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and is being amortized on a straight-line basis through the renewed expiration date of March 2012. See Note 5 to our Condensed Consolidated Financial Statements regarding the assumptions used in determining the fair value of this warrant.
Interest Income
Interest income was lower by $6 and $21 in the three and the nine months ended September 30, 2011 when compared to the same periods in the prior year. The decreases in interest income were primarily due to lower average cash balances during the nine months ended September 30, 2011 compared to the same period in the prior year.

Liquidity and Capital Resources
As of September 30, 2011, we had $4,306 of cash and cash equivalents, including restricted cash, and working capital of $3,533. As of September 30, 2011, we had a $500 outstanding balance on our line-of-credit with Silicon Valley Bank, which balance we repaid in full in October 2011. See additional detail under “Line of Credit” below.
We plan to use our available cash and line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives. We also anticipate the need to raise capital through the public or private sale of equity securities to fund our operations. See additional detail under “Capital Requirements” below.
Operating Activities
We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2011, we had an accumulated deficit of $87,362. The cash flow used in operating activities was $3,385 and $6,071 for the nine months ended September 30, 2011 and 2010, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $5,084 and $6,219 for the nine months ended September 30, 2011 and 2010, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $1,083 and $1,068 for the nine months ended September 30, 2011 and 2010, respectively. Additionally, cash contributed from changes in our working capital accounts for the nine months ended September 30, 2011 totaled $601, compared to $879 of cash consumed in the same period in the prior year. The net decrease in our working capital accounts for the nine months ended September 30, 2011 included in operating activities resulted primarily from a decline in our quarterly revenue when comparing the third quarter of 2011 to the fourth quarter of 2010. This decline in revenue resulted in a lower accounts receivable balances of $785 at the end of the third quarter of 2011 when compared to the prior year end balance. Additionally, our deferred revenue and accrued liabilities balances were higher at the end of September 30, 2011 when compared to the year-end balance by $136 and $213. The increase in deferred revenue was attributable to an increase in deferred work for Chrysler and also an increase in our annual billing for our hosting and support services.
Accrued liabilities increased as a result of higher employee related compensation due to the timing of our bi-weekly payroll and an increase in accrued sales and use taxes. Partially offsetting these cash inflows was an increase in inventory of $19 due to additional inventory procured for future Fiat Chrysler dealership orders we expect in the fourth quarter of 2011. The net increase in working capital accounts for the nine months ended September 30, 2011 included in operating activities resulted from a $1,239 or 86% increase in revenue during the third quarter of 2010 compared to the fourth quarter of 2009. This resulted in an increase in accounts receivables of $1,070 at the end of September 30, 2010 when compared to the yearend balance of 2009. We also received our initial iShowroom branded tower order from Chrysler during the third quarter of 2010, which resulted in an increase to our inventory balance of $138 as of September 30, 2010 when compared to the year-end balance of 2009. As a result of this increase in our revenues, our accounts payable increased $90 as of the end of September when compared to the 2009 year-end balance. Accrued liabilities increased $274 during the nine months of 2010 from the end of December 2009 primarily as a result of higher accruals for employee related compensation and other vendor contractual agreements for services performed.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2011 was $123 compared to $127 during the same period in the prior year. The increase in cash used in investing activities was due to equipment purchases made during both periods presented. We believe further capital equipment investments for the remainder of 2011 will not be significant.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was $674 and $590, respectively. During the nine months ended September 30, 2011, we received proceeds totaling $67 from the issuance of shares under our associate stock purchase plan and $133 of proceeds from stock option exercises. Additionally, we received $500, which we repaid in October 2011, from a draw on our line of credit with Silicon Valley Bank. These cash inflows from financing activities were partially offset by $26 of principal payments made on a capital lease we entered into in July 2010. The cash provided by financing activities during the nine months ended September 30, 2010 was the result of proceeds received from the exercise of stock options and common stock warrants totaling $264 and a $330 reduction in restricted cash balances.
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
Line of Credit
In March 2010, we entered into a loan and security agreement with Silicon Valley Bank, which was amended in January 2011 and again in July 2011. The agreement provides us with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount of credit available to us at any given time is the lesser of (a) $2,500 or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.
Under the loan and security agreement, we must maintain a minimum tangible net worth of at least $4,250. This tangible net worth minimum increases (a) quarterly by 75% of our net income for each fiscal quarter then ended and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. We must comply with this tangible net worth minimum while there are outstanding credit extensions (other than the existing lease letter of credit). Under the loan and security agreement we are generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change our business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all of our assets and matures on March 15, 2012.
As of September 30, 2011, we had a $500 outstanding balance on this line of credit, which required the payment of interest at an annual interest rate of 4.75%, and an letter of credit in the amount of $240 issued on our behalf in connection with the lease of our corporate office. Subsequent to September 30, 2011, we repaid in full the outstanding balance on the line of credit. The letter of credit, which remains outstanding, effectively reduces the amount available under the loan and security agreement to $2,260, subject to the amount available under the borrowing base and continued compliance with the minimum tangible net worth requirement.

Capital Requirements
We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. We plan to use our available cash and line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives. We anticipate the need to raise capital through the public or private sale of equity securities to fund our operations, including marketing initiatives under our recently announced joint marketing agreement with Keyser Industries, Inc. We currently anticipate that our cash and cash equivalents, and the availability of our line of credit, without such financing, will be adequate to fund our operations through the second quarter of 2012.
Our future capital requirements will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and reseller relationships. In order to meet our future needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise funding through additional public or private financings, including equity financings. Any equity financing will likely be dilutive to shareholders. Debt financing arrangements may involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. These covenants include maintaining a minimum tangible net worth of $4,250 through March 2012.
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
Operating and Capital Leases
At September 30, 2011, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014. We have a one-time option under this lease to cancel the lease on June 30, 2012 for a fee of approximately $39.

The following table summarizes our obligations under contractual agreements as of September 30, 2011, assuming we do not cancel our Canada lease early, and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,410	$247	$495	$404	$264
Capital Lease Obligations (including interest)	55	55	—	—	—

Total	$1,465	$302	$495	$404	$264

Based on our working capital position at September 30, 2011, we believe we have sufficient working capital to meet our current obligations through the second quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of September 30, 2011, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.
We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.
Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the three and nine months ended September 30, 2011 and 2010.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We were not party to any material legal proceedings as of October 31, 2011, and there were no such proceedings pending during the period covered by this report.

Item 1A.	Risk Factors
The discussion of our business and operations should be read together with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
(b) Revised Procedures for Director Nominations
On October 27, 2011, our board of directors amended and restated our bylaws, effective immediately. The amendments include revisions to the advance notice procedures for shareholder nominations, including the addition of specific information that must be included in a shareholder’s notice of nomination. The amendment does not change the period of time in which nominations may be submitted.
Under the revised bylaws, a notice from a shareholder who desires to nominate a director (the “Nominating Person”) must include the following: (a) as to each person whom the shareholder proposes to nominate for election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) all information with respect to such person that would be required to be set forth in a shareholder’s notice as set forth in (b) below, (iv) any other information relating to such person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (v) a description of all direct and indirect compensation and other material agreements, arrangements and understandings and any other material relationships during the past three years, between or among any Nominating Person, on the one hand, and such proposed nominee, his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, and (vi) all other information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the United States Securities and Exchange Commission (“SEC”) if such Nominating Person were the “registrant” for purposes of such rule and such proposed nominee were a director or executive officer of such registrant; and (b) as to each Nominating Person, (i) the “Shareholder Information and Disclosable Interests” defined in Section 2.3 of our amended and restated bylaws, which requires detailed information about their ownership of our capital stock, including all derivative securities or hedging transactions, as well as any proxies, understandings, or relationships pursuant to which the person has given or received a right to vote, directly or indirectly, any of our securities, hedging or similar agreements to which they are a party, any rights to dividends and any performance-related fees to which they may be entitled, and (ii) any other information relating to such Nominating Person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies for the election of directors in a contested election pursuant to Section 14 of the Exchange Act. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

In addition, the shareholder must update and supplement such notice to reflect any changes as of (i) the record date for the meeting and (ii) ten (10) business days prior to the meeting or any adjournment or postponement thereof.
This is only a summary of the relevant sections of our bylaws. This summary is qualified in its entirety by reference to our amended and restated bylaws, which were filed with the SEC as an exhibit to our Current Report on Form 8-K on November 2, 2011.

Item 6.	Exhibits
See “Exhibit Index.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.
Date: November 4, 2011	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer and Duly Authorized Officer of Wireless Ronin Technologies, Inc.)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1
Second Amendment to Loan and Security Agreement by and betweeen the Registrant and Silicon Valley Bank, dated July 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 4, 2011 (File No. 001-33169)).

10.2	Non-Employee Director Stock Option Agreement pursuant to the Amended and Restated 2006 Non-Employee Director Stock Option Plan.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.