Form 10-K
period 2011-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2012-03-21
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2011, was approximately $19,448,293, based upon the last sale price of one share on such date.

As of March 21, 2012, the issuer had outstanding 22,968,877 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

i

PART I

ITEM 1	BUSINESS

Overview

Wireless Ronin Technologies, Inc. (“RNIN”, “we”, “our” and “us”) is a Minnesota corporation incorporated on March 23, 2000. We are a marketing technologies company with leading expertise in content and emerging digital media solutions, including dynamic digital signage, interactive kiosk, mobile, social media and web, that enable our customers to transform how they engage with their customers. We are able to provide an array of marketing technology solutions to our customers through our proprietary suite of software applications marketed as RoninCast®. RoninCast software and associated applications provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows us to develop custom solutions for specific customer applications.

In August 2007, we acquired privately held McGill Digital Solutions, Inc. (now known as Wireless Ronin Technologies (Canada), Inc. (“RNIN Canada”)). Based in Windsor, Ontario Canada, RNIN Canada provides custom interactive software solutions, content engineering / creative services, and is home to our automotive business development team. Through e-learning and e-marketing, RNIN Canada develops the competencies and knowledge of the people who most influence product sales – sales associates and their customers.

Business Strategy

Our objective is to provide marketing technology solutions and services to customers in our targeted retail and service markets. We believe our marketing technology solutions can help our customers increase revenues and improve operating efficiencies in the execution of their marketing initiatives. To achieve our objective, we are pursuing the following strategies:

Focus on Vertical Markets. Our direct sales force focuses primarily on the following vertical market segments: (1) automotive, (2) food service, which includes quick serve restaurant (“QSR”), fast casual and managed food services, and (3) retail. Within retail, we focus on merchants with bricks and mortar locations, and “consumer goods manufacturers,” such as brands being carried within a retail environment. To attract and influence customers, all three of these key vertical markets continue to seek new mediums that provide greater flexibility to engage with and influence the customer purchase cycle through the implementation of our marketing technology solutions. We focus on markets in which we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

Leverage Strategic Relationships. We seek to develop and leverage relationships with market participants, such as merchandising consultants, who are able to provide an effective strategy around the use of our marketing technology solutions. We believe that such relationships will broaden the overall level of how our customers engage with us in implementing their marketing technology strategy. We continue our outreach of business development strategic alliances with agencies, hardware, fixturing and signage companies, architects and individuals who can also generate additional interest and opportunity in our key vertical markets.

Market and Brand Our Marketing Solutions and Services Effectively. Our key marketing objective is to provide marketing technology solutions and services to our customers by establishing RoninCast® software application as an industry standard. Our marketing initiatives convey the distinguishing and proprietary features of our products, including wireless networking, centralized content management and custom software solutions that can be deployed on multiple devices.

Outsource Operating Functions. When appropriate we outsource certain support functions such as system installations, fixturing, integration, software development and technical field support. In addition, we purchase from manufacturers such items as stands, mounts, custom enclosures, monitors and computer hardware. We believe that our experience in managing complex outsourcing relationships improves the efficiency of our digital signage solutions and allows us to focus on developing software solutions.

Participate in Relevant Trade Shows. We participated in several conferences specific to the industries we target, including the National Retail Federation (NRF) Big Show, Next Generation Retail Summit, the National Association of Auto Dealers (NADA), Multi-Restaurant Technology Conference (MURTEC) and National Restaurant Association (NRA) Show. In addition, we have sponsored multi-industry events such as the Digital Signage Expo, Customer Engagement Technology World and NextPoint. We also take advantage of speaking opportunities at these events and publish a number of industry white papers and case studies to support our position in the marketing technologies industry.

Create Custom Solutions. Although RoninCast® is an “out-of-box” solution, meaning it is designed for an array of standard applications, we also develop custom systems that meet the specific business needs of our customers. As digital signage technology continues to evolve, we believe that creating custom solutions for our customers is one of the primary differentiators of our value proposition.

Create Content Solutions. We continue to expand our strategic planning, creative design and content engineering abilities. Our creative team develops strategies for both internal and external initiatives. We continue to produce award-winning work both for our clients and for our own use. Since 2009, a majority of our marketing and sales material have been created in-house.

Develop New Products. Developing new products and technologies is critical to our success. Increased acceptance of digital signage will require technological advancements to integrate it with other systems such as inventory control, point-of sale and database applications. In addition, digital media content is becoming richer and we expect customers will continue to demand more advanced requirements for their digital signage networks. We listen to our customers, analyze the competitive landscape and continually improve our products.

Industry Background

Marketing Technology.

Since the advent of the internet and most recently the introduction of social networks, companies are exploiting the rapid advancements in technologies as a way to directly market to their customers. As a result, companies are now able to cost effectively build a one-to-one relationship by specifically addressing the individual needs of their customers. Our customers feel this is key to any sales environment, especially where sales staff turnover is high and product knowledge is low. Companies are accomplishing their strategies by implementing various marketing technology solutions we now offer our customers:

•

Digital Signage. At the heart of our digital signage solution is our cloud-based RoninCast® network management and content management software platform. It gives our customers the power to deliver and manage marketing and advertising campaigns with the touch of a button, providing full and immediate control of messaging on a digital screen. Our customers can monitor results, make changes instantly, and manage multiple installations from one location. Through dynamic data integration, RoninCast is leveraged to create result-oriented digital signage solutions that integrate with client data sources, mobile apps, tablet apps, web apps and social media.

•

Kiosks. We have developed and managed a multitude of interactive kiosk systems for clients in the retail, automotive, food services, and public space markets. These interactive kiosks have been used to accomplish many objectives, including:

•	Providing product specifications, demonstrations, inventory levels and comparisons

•	Enrolling customers in loyalty programs

•	Redeeming and delivering coupons

•	Delivering valuable information to email accounts, mobile devices and social media sites

•	Creating interactive customer engagement solutions that entertain customers and promote the brand

•	Presenting individual and group gaming environments to motivate, teach, and impact sales

•	Providing sales presentation support

•	Providing training to sales associates

•	Creating interactive wayfinding experiences

•

Mobile Messaging. Mobile marketing and digital signage have an unparalleled synergy, allowing today’s technically rich, time poor consumer to place our customer’s marketing message in their pocket. From the screen to their hands, we can deliver rich content and increase the touch points with relevant and timely messaging to their consumers mobile phones or tablets. We can integrate mobile messaging into our customers’ strategy and build excitement and brand message consistency through the use of QR codes, SMS marketing, near field communications and mobile applications while providing the consumer with rich take-away content. We believe reaching people this way, personally and naturally, generates a deeper response.

•

Social Networks. Today’s consumer is inundated with messages and traditional marketing which has ceased to grab the attention of these consumers as it had in the past. People are now turning to their social networks and in turn, they are buying socially. Through social media solutions customers can be reached on a much more personal level than ever before. These mediums are networks of possibilities to inform, converse, transform and evolve businesses and loyal customers. Direct, precise, engaging content can be sent directly to consumers alerting them of what they need and when they need it, based on where they are at any given moment. Likewise consumer generated content from social media sites can become a self-sustaining and powerful content source for companies. With our creativity, technology, and collaboration with clients, we produce effective solutions and strategies that result in messages that hold value for their customers.

•

Web. We mix together the experience and creativity of our web development team with our approach to content engineering to provide client solutions that have been engineered for browser-based presentations on desktops, tablets and mobile devices. Through a single RoninCast® content management system, product information can be deployed to a myriad of devices, all at the same time if desired, to create a consistent customer experience regardless of channel.

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

RoninCast®X is an enterprise, web-based or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign. RoninCast®X is our latest iteration of RoninCast®, which was released in the fourth quarter of 2010.

RNIN offers a full service network operations center, manned 24/7, in Minnetonka, Minnesota, supported by a redundant center. Our operators send schedules and content, gather data from the field, flag and elevate field issues and handle customer calls. The servers in both locations communicate in real time with the devices deployed at our customer locations.

Features and benefits of the RoninCast® system include:

•

Centrally Controlled or Various Levels of Network Access. RoninCast®X software empowers the end-user to distribute content from one central location or pre-assign various levels of password-protected access. As a result, real-time marketing decisions can be managed in-house by a single individual or by pre-designated content, ensuring retailers’ communication with customers is executed system-wide at the right time and the right place. Our content management software recognizes the receipt of new content, displays the content, and reports back to the central location(s) that the media player is working properly.

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

Industry Recognition

In February 2011, we earned four awards for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE):

•

Our company and Thomson Reuters were awarded a bronze Apex Award in the Public Spaces category and a silver Content Award in the Interactive Informational/Directional category, both for Reuters Insider. Reuters Insider is an interactive video experience with programming from Reuters and over 150 content partners targeted specifically to financial professionals;

•

A bronze Apex Award in the New Concept category for work with Digital City Media Group, LLC for creating mPOD, a multi-function interactive information portal that brings together media platforms, display, online, mobile and social media; and

•	A bronze Content Award in the Non-Interactive, Informational/Directional category for work with Topios™, a new ARAMARK proprietary pizza brand concept.

DSE/ITE is a leading industry show dedicated to digital signage and interactive technology.

In April 2011, we received a DSA (Digital Screenmedia Association) Industry Excellence Award for our iShowroom™ application deployed at Chrysler Group, LLC dealerships.

Our Markets

We generate revenue through system sales, license fees and separate service fees for consulting, hosting, training, content development and implementation services, and for ongoing customer support and maintenance. We currently market and sell our marketing technology solutions through our direct sales force. Select strategic partnerships and business alliances also drive business to the company through a highly targeted business development initiative.

We market to companies that seek digital marketing solutions across multiple devices. We target companies that deploy point-of-purchase advertising or visual display systems and whose business model incorporates marketing, advertising, infotainment or delivery of messages. Typical applications are retail and service business locations that depend on traditional static point-of-purchase advertising. We believe that any retail businesses promoting a brand or advertisers seeking to reach consumers at public venues are also potential customers. We believe that our primary vertical market segments for adopting marketing technology solutions include:

Automotive. RoninCast® for Automotive delivers relevant content to all areas of a dealership and to special events like auto shows. It includes pre-built automotive design templates and content along with our Automotive Content Management System and Dealer Ad Planner tools. Interactive touch screens deliver detailed product information that informs and educates customers and employees alike.

Food Service. QSR (Quick Serve Restaurant), Fast Casual, and Managed Food Services. The use of menu boards and promotional boards both in-store and in the drive-through allow restaurants to address the unique challenges of the industry, allowing for immediate compliance and the ability to quickly update pricing and highlight new items.

Retail. Our marketing technology solutions allows retailers to set promotions to fit various demographics of customers and their respective shopping patterns and cycles, and to offer services that more effectively compete with online retailers. Our marketing technology solutions also effectively address retailers’ challenges of product education, customer engagement and point-of-purchase compliance.

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition of RNIN Canada from 99 clients at the end of 2007 to over 200 clients at the end of 2011. Detail on key customers is as follows:

•

Chrysler — RNIN Canada has provided goods and services to Chrysler since 2001, including digital content creation services, e-learning tools and a data-driven touch screen kiosk program. The initial touch screen kiosk program used throughout Chrysler’s dealer network was called the Chrysler Vehicle Information Centre. Since 2009 we have been working with Chrysler on a next generation system called iShowroom. Chrysler’s U.S. dealerships can use the proprietary iShowroom product either in a personal computer only configuration, which is provided by Chrysler to each of its U.S. dealerships, or through a digital signage kiosk located on the showroom floor, which we jointly market with Chrysler to its dealers. Additionally, Chrysler launched Branded Tower Salons in 2010 promoting each of their four brands, Jeep, Ram, Chrysler and Dodge, through the iShowroom application to its dealership network. We believe Chrysler will continue to rollout iShowroom-branded tower application enhancements with further dealership adoption. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders. Additionally, Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. As of December 31, 2011, we had received purchase orders for 400 dealers from Chrysler for the Branded Tower Salons and 178 Fiat orders from individual dealerships. We also continue to provide additional content development services to Chrysler that feature Chrysler products as they are displayed on iShowroom digital signage systems. Sales to Chrysler represented 39.9% and 46.7% of total sales in 2011 and 2010, respectively.

•

ARAMARK — We have provided goods and services to ARAMARK for its operations in the food service industry since April 2008. ARAMARK provides managed food service to colleges, universities, healthcare institutions, sports and entertainment venues, conference centers and other private and public gathering places. While ARAMARK is not our only customer in the food industry, it is our only customer that provides managed food service. We have received purchase orders from ARAMARK’s Higher Education division to support menu boards and touch screens on university campuses, including its Burger Studio, Grille Works and Topio brands. Additionally, ARAMARK has placed orders for our product services at elementary and secondary schools. As of December 31, 2011, we had received purchase orders for approximately 250 locations we will be managing through our network operations center. Sales to ARAMARK represented 17.9% and 13.1% of our total sales in 2011 and 2010, respectively.

•

Thomson Reuters — We have provided goods and services to Thomson Reuters in connection with Thomson Reuters’ InfoPoint digital signage system since June 2007. The InfoPoint digital signage system is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. We continued to expand the number of InfoPoint digital signage locations pursuant to additional purchase orders received in 2011. Additionally, we received an order to expand the current InfoPoint deployment from 50 to 62 sites for a financial services institution with over 3,000 locations. We also continue to engage in discussions with Thomson Reuters regarding deployment of its digital signage subscription news service to the financial services industry. As of December 31, 2011, we provided 24-hour per day hosting and support services to 440 locations for Thomson Reuters. Sales to Thomson Reuters represented 4.6% and 9.4% of total sales in 2011 and 2010, respectively.

•

YUM!/KFC — Since December 2007, we have provided goods and services to KFC, an entity operating in the QSR industry, and its parent, YUM Restaurants Services, Group, Inc. (“YUM!”). We have provided goods and services in connection with KFC’s implementation of digital menu boards in restaurants in seven metropolitan areas selected by KFC. Those digital menu boards have been installed in both KFC-owned and franchise restaurant locations. The total number of stores being monitored by our NOC as of the end of 2011 was over 200 locations across five countries. KFC restaurants in Las Vegas, Austin, Oklahoma City, Orlando, Jacksonville and Louisville are now 100% digital. We also deployed a custom content management web-portal for KFC corporate and its franchise operators, which allows for the online management of content, day-parting and monthly scheduling of the digital menu boards. Sales to YUM!/KFC represented 2.1% of total sales in 2011 and 6.6% in 2010.

Keyser Industries Joint Marketing Agreement

In November 2011, we entered into an agreement with Keyser Industries, the parent company of Keyser Retail Solutions, which allows the companies to leverage their unique and proprietary processes and technologies to create customer in-store and drive-thru digital signage solutions for QSR marketers, from strategy through execution. Keyser Retail Solutions uses its Zone Strategy™ system to optimize planning and placement of visual messaging in restaurant and retail environments. We bring to the relationship technology systems that feature our cloud-based RoninCast® marketing technology software platform, allowing marketers the ability to deliver and manage marketing and advertising campaigns remotely across targeted locations. Keyser Retail Solutions has been a pioneer in the QSR visual merchandising arena. Through its sister business, Florida Plastics International, Keyser Retail Solutions has served as exclusive provider of indoor and outdoor menu boards and related visual merchandising products to McDonald’s Corporation in the U.S. and is responsible for developing many of today’s industry standards and practices.

Product Description

RoninCast®X is a dynamic digital signage solution that combines scalable, secure, enterprise compliant, proprietary software with off the shelf or customer-owned hardware. This integrated solution creates a network capable of controlling, managing, scheduling and delivering content from a single location to an enterprise-level system.

RoninCast®X software is built in two main software suites: the Server Software Suite and the Client Software Suite.

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

RoninCast®X Client Software Suite

The RoninCast®X client software suite bundles all the software components required to operate the device players (PCs). This software suite communicates with the server suite over SSL secured HTTP port 80. The client suite main components are:

Media Player — media player enables the playback of a wide range of content formats from Flash, movies, and images to TV tuners and MS Power Point.

Catalog Manager — the catalog manager manages content libraries on player devices. It uses the device schedule to determine expired assets and perform content cleanup to ensure proper disk space usage.

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

Our Suppliers

Our principal suppliers include the following:

•	NEC Display Solutions, Samsung, Viewsonic and LG for monitors;

•	ASI and Seneca Data for computers;

•	Chief Manufacturing, Inc. and Peerless for fixtures; and

•	Rollouts, PRS, Spencer Technologies and Field Solutions for installation services.

We have no long-term agreements with any of our suppliers.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position. The market for our products and services is subject to rapid technological change, including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options. Client requirements are also evolving rapidly. To remain successful, we must continually adapt to these and other changes. We incurred research and development expenses of $2.1 million in 2011, $2.9 million in 2010 and $2.2 million in 2009.

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

Consulting: We work with clients to determine the ultimate hardware and software solution tailored to their business objectives and the specific requirements for their environment.

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

Intellectual Property

Patents: As of March 1, 2012, we had received one design patent, filed two U.S. patent applications and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us. We may abandon patent applications if we determine that the patent is unlikely to be granted, it is unlikely to provide significant protection or it is impractical to continue the application process after correspondence with the appropriate patent office or examiner.

Trademarks: As of March 1, 2012, we had the following trademark registrations:

U.S. federal trademark registrations for:

•	WIRELESS RONIN®

•	RONIN CAST®

•	RONINCAST®

•	RONINCAST and Design®

•	WR and Design®

•	RONINCAST® and Design (Color Logo)

•	“WR” (Circle Design)®

•	COMMUNICATING AT LIFE SPEED®

Canadian trademark registrations for:

•	RONIN CAST and Design®

•	RONINCAST® and Design (Color Logo)

•	“WR” (Circle Design)®

•	COMMUNICATING AT LIFE SPEED®

European Union trademark registrations for:

•	RONIN CAST®

•	RONIN CAST and Design®

•	RONINCAST® Design (Color Logo)

•	COMMUNICATING AT LIFESPEED™

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

Competition

We compete with ComQi and Stratacache as digital signage providers. Within our primary verticals of automotive, food service and retail, our competitors include Broadsign, Scala, Omnivex, Hughes, Texas Digital Systems (acquired by Radiant Systems, who in turn was acquired by NCR, both in 2011), c-nario, Harris-Infocaster and Cisco Systems. Touch-screen competitors include Netkey (acquired by NCR in 2009) and Nanonation. Some or all of our competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our direct sales force, our full service network operations center, our digital signage solutions, our complete marketing technology solutions and our brand awareness are the primary factors affecting our competitive position. We also compete with standard advertising media, including print, television and billboards.

Territories

Our company sells products and services primarily throughout North America. In the year ended December 31, 2011, we derived 91% of net sales in the U.S., 8% of net sales in Canada and 1% in other countries, based on the location of the end customer. For more information, see Note 9 to our Consolidated Financial Statements (“Segment Information and Major Customers”).

Regulation

We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components which we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills which address the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. As of March 1, 2012, we have not determined that such legislation or proposed legislation will have a material adverse impact on our business.

Employees

We often refer to our employees as associates. As of March 1, 2012, we had a full-time workforce of 71, of which 65 were employees (associates) and 6 were full-time contractors. Forty-four members of our workforce operate out of our headquarters located in Minnetonka, Minnesota. The others operate out of our office located in Windsor, Ontario, Canada. Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of March 1, 2012. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Scott W. Koller	50	President and Chief Executive Officer

Darin P. McAreavey	43	Senior Vice President and Chief Financial Officer

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

Risks Related to Our Business

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of losses, operating in a developing industry. We have incurred losses since inception, and we have had only limited revenue. We may not ever become or remain profitable.

Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $6.7 million and $7.9 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of $89.0 million.

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

Our success depends on our marketing technologies, RoninCast® software and services achieving and maintaining widespread acceptance in our targeted markets. If our products contain errors or defects, our business reputation may be harmed.

Our success will depend to a large extent on broad market acceptance of our marketing technologies, RoninCast® software and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our marketing technologies, RoninCast® software and our other products and services by our prospective customers will depend on the following factors:

•	our ability to demonstrate our marketing technologies’ and RoninCast® software’s economic and other benefits;

•	our customers becoming comfortable with using our marketing technologies and RoninCast® software; and

•	the reliability of our marketing technologies and RoninCast® software and the hardware comprising our digital signage and other marketing technologies systems.

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

Disruptions in the economy and constraints in the capital, credit and commodities markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

Although we believe we have sufficient cash and liquidity under our credit agreement with Silicon Valley Bank to run our business, we cannot assure you that such funds would be available or sufficient, and we may not be able to successfully obtain additional financing on favorable terms, or at all. In fact, subsequent to our December 2011 common stock offering but prior to the March 2012 amendment of our loan and security agreement with Silicon Valley Bank, we did not comply with the minimum tangible net worth requirement and, therefore, were unable to draw on such line of credit. As a result of the contractually-imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of March 1, 2012, was $342,000.

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

If the markets in which we participate experience subsequent economic downturns or slow recovery, this could continue to negatively impact our sales and revenue generation, margins and operating expenses, and consequently have a material adverse effect on our business, financial condition and results of operations. While we have down-sized our operations to reflect decreased demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate. If revenue were to decrease further and we were unable to adequately reduce expense levels, we might incur significant losses that could adversely affect our overall financial performance and the market price of our common stock.

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

We may experience variability in our total sales on a quarterly basis as a result of many factors, including the condition of the marketing technologies, electronic communication and digital signage industries in general, shifts in demand for software and hardware products, technological changes and industry announcements of new products and upgrades, absence of long-term or large-scale commitments from customers, timing and variable lead-times of customer orders, delays in or cancellations of customer orders, variations in component costs and/or adverse changes in the supply of components, variations in operating expenses, changes in our pricing policies or those of our competitors, the ability of our customers to pay for products and services, effectiveness in managing our operations and changes in economic conditions in general. We may not consider it prudent to adjust our spending levels on the same timeframe; therefore, if total sales decline for a given quarter, our operating results may be materially adversely affected. As a result of the potential fluctuations in our quarterly operating results, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Further, it is possible that in future quarters our operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be materially adversely affected.

Due to our dependence on a limited number of customers, we are subject to a concentration of credit risk.

As of December 31, 2011, Chrysler accounted for 44.7% of our total receivables. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

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

In addition, we may decide to grow through future acquisitions of technologies, products or businesses. We may complete future acquisitions using cash, or through issuances of equity securities which could be dilutive, or through the incurrence of debt which would likely contain restrictive covenants. Finally, acquisitions may result in significant amortization expense related to intangible assets. Such methods of financing could adversely affect our financial condition. We cannot assure you that we will be successful in integrating any business acquired in the future. In addition, we cannot assure you that we will pursue or consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable for our company.

Our prospective customers often take a long time to evaluate our products and services and our customers may not make significant purchases even after their initial purchase, with this lengthy and variable sales cycle making it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our prospective customers often take significant time to evaluate our products before purchasing them. Even after making their first purchases of our products and services, existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases or at all. The period between initial customer contact and a purchase by a customer may be more than one year with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2012. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products, develop new products and establish and leverage our strategic partnerships and business alliances. To meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may need to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, would likely involve restrictive covenants. We must comply with, among other covenants, the minimum tangible net worth requirement under our loan and security agreement with Silicon Valley Bank in order to draw on such line of credit. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly.

Difficulty in developing and maintaining relationships with third party manufacturers, suppliers and service providers could adversely affect our ability to deliver our products and meet our customers’ demands.

We rely on third parties to manufacture and supply parts and components for marketing technologies and digital signage systems we provide, and to provide order fulfillment, installation, repair services and technical and customer support. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and meet our customers’ demands and harm our business.

Reductions in hardware costs will likely decrease hardware pricing to our customers and would reduce our per unit revenue.

Our pricing includes a standard percentage markup over our cost of digital signage systems and other marketing technologies, such as computers and display monitors. As such, any decrease in our costs to acquire such components from third parties will likely be reflected as a decrease in our hardware pricing to our customers. Therefore, reductions in such hardware costs could potentially reduce our revenue.

Because our sales approach currently includes strategic partners and business alliances, we expect to face risks not faced by companies with only internal sales forces.

We currently sell most of our marketing technology offerings, which include digital signage systems and software licenses, through an internal sales force. We believe our future success will depend on such sales force and our ability to attract and form relationships with strategic partners and business alliances. We may not, however, be successful in forming these types of relationships, which could result in us being unable to expand our sales network to generate revenue. Our anticipated reliance on strategic partners and business alliances involves several risks, including the following:

•	we may not be able to adequately train our strategic partners and those with which we have business alliances to sell and service our software and services;

•	they may emphasize competitors’ products or decline to promote and sell our software and services;

•	our co-marketing agreement with Keyser to assist in providing marketing strategies may not result in further adoption of our products and services;

•	arrangements with our partners and business alliances can be terminated by either party at any time and do not require any material financial commitment;

•	channel conflict may arise between other third parties and/or our internal sales staff; and

•	software to manage content may be given away.

Hardware companies may include digital signage software with functionality similar to RoninCast® software as an integrated hardware and software solution, which could have a material adverse effect on our business.

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

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost effective manner. Our pursuit of necessary technology may require substantial time and expense as experienced with our software product, RoninCast®X. We may need to license new technologies to respond to technological change. These licenses may not be available to us on commercially reasonable terms or at all. We may not succeed in adapting our products and services to new technologies as they emerge. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.

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

Our results of operations may depend upon selling our products and services to those companies, and within those industries, with many sites that could benefit from digital signage or marketing technologies solutions. Digital signage and marketing technologies systems installation projects deploying hundreds or even thousands of systems present significant technical and logistical challenges that we have not yet demonstrated our ability to overcome. Digital signage and marketing technologies systems employ sophisticated hardware and software that constantly evolves. Sites into which digital signage and marketing technologies systems may be installed vary widely, including such factors as interference with wireless networks, ambient light, extremes of temperature and other factors that may make each individual location virtually unique. Managing the process of installing hundreds or thousands of dynamic, complicated digital signage and marketing technologies systems into unique environments may present difficulties that we have not yet faced on projects performed to date with smaller numbers of installations. If our customers opt to engage us to provide system monitoring and maintenance services through our network operations center, or NOC, on one or more large-scale implementations, we may not successfully or profitably monitor and maintain the hardware, software and content in a manner satisfactory to our customers or in compliance with our contractual obligations. The efficiency and effectiveness of NOC monitoring and maintenance are directly affected by our software and that software’s ability to monitor our customers’ systems. For large-scale implementations, we may need to further develop our software to facilitate efficient and effective system monitoring and maintenance. We cannot assure you that we will succeed in developing our software, digital signage systems, project management and infrastructure to successfully implement, monitor, manage and maintain large-scale implementation projects or ongoing operations. Our failure to do so could harm our business and financial condition.

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

As of March 1, 2012, we had received one design patent, filed two U.S. patent applications and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of the business and our results of operations.

Computer viruses or terrorism may disrupt our operations and adversely affect our operating results. Despite our implementation of security measures, including a co-location center that can be used in case our primary computer center location is disabled or destroyed, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition.

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

The market for marketing technologies, including digital signage, is highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors may have significantly greater financial, technical and marketing resources than our company. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than our company.

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

If we determine that taking one of these actions would be in our best interests and we are unable to obtain the prior written consent of Silicon Valley Bank to do so, we would be required to repay the amount owing Silicon Valley Bank at that time, which may not be advisable or even practical, or forgo taking the action for which we sought consent. In such scenario, we would be unable to borrow additional sums under the agreement with Silicon Valley Bank which could adversely affect our liquidity and capital resources. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement will preclude us from drawing on such line of credit. Our inability to take actions due to the restrictive covenants or our need to repay amounts borrowed and effective loss of the line of credit could have a material adverse effect on our business and financial condition.

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

If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer. In addition, if our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and if it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our annual report with the SEC, which could also adversely affect the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from NASDAQ and the ineligibility of our common stock for quotation on the OTC Bulletin Board. In that event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

We have registered for resale approximately 2.0 million shares of our outstanding common stock and approximately 0.3 million shares underlying warrants under the registration statement that was originally declared effective by the U.S. Securities and Exchange Commission in February 2007. We have also extended piggy-back registration rights to the holder of a warrant exercisable for 0.1 million shares. If any of these shares, or additional shares that may be eligible for resale into the market, are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 2018 as part of an amendment we entered into in July 2010. In consideration for this extension, the landlord provided us with a leasehold improvement allowance totaling $0.2 million and an initial reduction in base rent per square foot. The amendment also contains a rent escalation provision, along with a requirement of maintaining a letter of credit in the amount of $300,000 as collateral which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of December 31, 2011 was $300,000.

In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs.

ITEM 3	LEGAL PROCEEDINGS

We were not party to any material legal proceedings as of March 1, 2012.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
First Quarter	$1.62	$1.07
Second Quarter	$1.38	$1.07
Third Quarter	$1.53	$1.05
Fourth Quarter	$1.46	$1.01
2010
First Quarter	$3.83	$1.93
Second Quarter	$2.64	$1.08
Third Quarter	$1.91	$1.10
Fourth Quarter	$1.53	$1.11

Shareholders

As of March 1, 2012, we had 94 holders of record of our common stock.

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

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2011

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

(in thousands, except per share amounts.)

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Current assets	$7,188	$10,133	$13,705	$16,157	$34,923
Total assets	7,929	11,242	15,347	18,560	40,369
Current liabilities	2,167	2,659	1,589	2,387	4,610
Non-current liabilities	—	40	—	—	71
Total liabilities	2,167	2,699	1,589	2,387	4,681
Shareholders’ equity	$5,762	$8,543	$13,758	$16,173	$35,688

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Sales	$9,274	$8,567	$5,009	$7,381	$5,985
Cost of sales	5,208	4,582	3,586	6,589	3,892

Gross profit	4,066	3,985	1,423	792	2,093

Selling, general and administrative and other	8,662	8,976	9,509	19,564	12,210
Research and development expenses	2,116	2,864	2,167	2,541	1,198

Total operating expenses	10,778	11,840	11,676	22,105	13,408

Operating loss	(6,712)	(7,855)	(10,253)	(21,313)	(11,315)
Other income (expense)	(26)	(28)	70	621	1,229

Net loss	$(6,738)	$(7,883)	$(10,183)	$(20,692)	$(10,086)

Basic and diluted loss per common share	$(0.34)	$(0.44)	$(0.67)	$(1.41)	$(0.82)

Basic and diluted weighted average shares outstanding	19,602	17,901	15,274	14,664	12,314

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide marketing technology solutions, which include digital signage, interactive kiosks, mobile messaging, social networking and web development solutions, to customers who use our products and services in certain retail and service markets. Through our proprietary RoninCast®X software, we provide enterprise, web-based and hosted content delivery systems that manage, schedule and deliver digital content over wireless and wired networks. We also provide custom interactive software solutions, content engineering and creative services to our customers.

While our marketing technology solutions have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including QSR, fast casual and managed food services markets), and (3) retail. The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new (within the last five years) and these industries have not widely accepted or adopted these types of technologies as part of their marketing strategies. As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue. We believe this characterization applies to our competitors as well, which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.

We believe that the adoption of marketing technology solutions will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of our marketing technology solutions, which includes digital signage, depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content in digital signage systems. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of digital signage systems. Costs of these digital media players and flat panel displays have historically decreased and we believe will continue to do so, though we do not manufacture either product and do not substantially affect the overall markets for these products. If prices continue to decline for this hardware, we believe that adoption of digital signage and other marketing technology solutions are likely to increase, though we cannot predict a precise rate at which adoption will occur.

Management focuses on a wide variety of financial measurements to assess our financial health and prospects but principally upon (1) sales, to measure the adoption of our marketing technology solutions by our customers, (2) cost of sales and gross profit, particularly expressed as gross profit percentage, to determine if sales have been made at levels of profit necessary to cover operating expenses on a long-term basis (based upon assumptions regarding adoption), (3) sales of hardware relative to software and services, understanding that hardware typically provides a lower gross profit margin than do software license fees and services, (4) operating expenses so that management can appropriately match those expenses with sales, and (5) current assets, especially cash and cash equivalents used to fund operating losses thus far incurred.

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

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 2.4 million, 3.8 million and 3.2 million for 2011, 2010 and 2009, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those years.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with “FASB ASC 718-10.” Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense, including the amortization of warrants issued for debt issuance costs, of $0.8 million, $0.9 million and $0.7 million was charged to operating expenses during 2011, 2010 and 2009, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

We account for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of our common stock, warrants or options to purchase shares of our common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of these securities over the period in which the related services are received.

See Note 8 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of FASB ASC 718-10 and the assumptions we use to calculate the fair value of stock-based compensation.

Results of Operations

Our results of operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	(in thousands)
	2011	2010	2009
Sales	$9,274	$8,567	$5,009
Cost of sales (exclusive of depreciation and amortization shown separately below)	5,208	4,582	3,586

Gross profit	4,066	3,985	1,423
Sales and marketing expenses	2,090	2,329	2,520
Research and development expenses	2,116	2,864	2,167
General and administrative expenses	6,105	5,963	6,168
Depreciation and amortization expense	467	684	771
Termination of partnership agreement	—	—	50

Total operating expenses	10,778	11,840	11,676

Operating loss	(6,712)	(7,855)	(10,253)
Other income (expenses):
Interest expense	(30)	(58)	(6)
Interest income	4	30	76

Total other income (expense)	(26)	(28)	70

Net loss	$(6,738)	$(7,883)	$(10,183)

Our results of operations as a percentage of sales for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	56.2%	53.5%	71.6%

Gross profit	43.8%	46.5%	28.4%
Sales and marketing expenses	22.6%	27.2%	50.3%
Research and development expenses	22.8%	33.4%	43.3%
General and administrative expenses	65.8%	69.6%	123.1%
Depreciation and amortization expense	5.0%	8.0%	15.4%
Termination of partnership agreement	—	—	1.0%

Total operating expenses	116.2%	138.2%	233.1%

Operating loss	(72.4%)	(91.7%)	(204.7%)
Other income (expenses):
Interest expense	(0.3%)	(0.7%)	(0.1%)
Interest income	—	0.4%	1.5%

Total other income (expense)	(0.3%)	(0.3%)	1.4%

Net loss	(72.7%)	(92.0%)	(203.3%)

2011 compared to 2010

Sales

Our sales increased 8% to $9.3 million in 2011 from $8.6 million in 2010. The year-over-year increase in revenue was primarily attributable to revenue related to the deployments of Chrysler’s iShowroom-branded tower application into Chrysler and Fiat dealerships. Revenue generated from Chrysler and the associated Fiat dealerships totaled $5.1 million in 2011, which was up 28% from $4.0 million recognized for the prior year. In addition to assisting Chrysler with its ongoing development needs related to the iShowroom initiative during 2011, $3.1 million of our 2011 revenue from Chrysler and the associated Fiat dealerships came from orders for over 1,100 interactive kiosks as part of its branded tower salon to be installed at approximately 400 dealers. Since the start of this program in September 2010, we have received orders for a total of 578 Chrysler and Fiat dealerships. We currently believe that Chrysler will continue to rollout the iShowroom-branded tower application enhancements with further dealership adoption. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers will remain within the discretion of individual dealerships, we are unable to predict or forecast the timing or value of any future orders.

The remaining increase in sales when comparing 2011 to 2010 was due to an increase in orders from ARAMARK. Total sales to ARAMARK in 2011 totaled $1.7 million, representing an increase of 48% from 2010. We continued to expand the number of Grille Works installations to several colleges and universities during the past year. Upon completing the installation for orders received through December 31, 2011, the total number of ARAMARK locations being managed through our NOC will increase to approximately 250 sites, compared to 90 sites at the end of 2010.

We continue to provide traditional digital menu boards to YUM!’s QSR brands in 2011, which includes KFC and KFC/TacoBell combination stores. During 2011, we installed digital menu boards at six new KFC stores. The total number of YUM! brand stores we fully host and support through our NOC was over 200 at the end of 2011.

During 2011, we increased the total number of sites deploying Thomson Reuter’s InfoPoint digital signage to 440 locations, which we support through our NOC. This includes the expansion from 50 to 62 of the number of InfoPoint installed sites for a financial services institution with over 3,000 locations. We also continue to engage in discussions with Thomson Reuters regarding deployment of its digital signage subscription news service to the financial services industry.

We continue to work for, and receive orders from, various customers in the QSR and fast casual restaurant industry as they come to realize the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications. Additionally, starting in 2011, we have begun to deploy other marketing technology solutions within our three primary verticals, QSR, automotive and retailers, as a way of creating unique customer experiences. These technologies include interactive kiosks, iPad applications, mobile messaging, QR codes and the integration of social networks into our product offerings. We believe these new technologies greatly expand the marketing solutions we are able to provide our existing and prospective customers and represent an opportunity to increase our revenue beyond the traditional digital signage we offer. As of December 31, 2011, we had a total of $1.3 million of purchase orders for which we had not recognized revenue.

Lastly, our recurring hosting and support revenue increased 23% in 2011 to $1.6 million when compared to 2010 as a result of the expansion of our customer base from the deployments referenced above.

Due to the current economic environment and the lengthy sales cycle associated with deploying large scale marketing technology solutions, including digital signage, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales increased 14% to $5.2 million in 2011 from $4.6 million in 2010. The increase in cost of sales was primarily due to the year-over-year increase in hardware sales. On a percentage basis, our overall gross margin declined to 44% in 2011 compared to 47% for the prior year. The primary reason for this decline was that sales of hardware, which traditionally carries a lower gross margin percentage, accounted for a larger percentage of our overall sales in 2011 when compared to 2010. Additionally, our RoninCast®X software gross margins of 88% for 2011 were lower by 4 percentage points when compared to 2010 as a result of higher costs associated with third-party software. Partially offsetting these declines was a continued improvement in our services gross margin percentage to 45% in 2011, which was up 3 percentage points from 42% in 2010 as a result of the increase in recurring hosting and support fees. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe over the long-term our gross margins on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total sales and marketing expenses declined 10% to $2.1 million in 2011 from $2.3 million in 2010. The decline in sales and marketing expenses was primarily due to lower compensation expense of $0.3 million, partially offset by an increase in trade shows and other consulting services of $0.1 million. We continue to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshows expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Total stock compensation expense included in sales and marketing expense was approximately $0.1 million for both 2011 and 2010. Any significant increase in our sales and marketing expenses for 2012 relative to 2011 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for 2011 decreased 26% to $2.1 million from $2.9 million in 2010. The year-over-year decrease was primarily due to lower levels of contractor and other engineering consultants expense incurred. The additional contractor costs incurred in 2010 were primarily associated with the first release of our next generation of digital signage software, RoninCast®X, which became generally available during the fourth quarter of 2010. Overall we had 16 developer employees and contractors as of December 31, 2011 compared to 20 as of the end of 2010. Although we currently have no intention of increasing our staff levels in 2012, we have engaged outside providers to assist in augmenting our development efforts as we continue to make further enhancements to our RoninCast®X software. We believe these enhancements are critical for our success as the requirements for a more sophisticated multi-marketing technology platform continue to evolve.

General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2011 increased 2% to $6.1 million from $6.0 million in 2010. The increase was primarily the result of higher levels of fees paid to outside consultants of $0.3 million, along with additional professional fees for investor relations and costs associated with complying with the new XBRL filing requirements with the SEC in 2011 of $0.1 million. Offsetting these costs was a decrease in compensation and benefits which was primarily the result of the former CEO retiring at the end of December 2010 and other reductions to our general and administrative headcount made during 2011 totaling $0.3 million. Stock-based compensation expense included in general and administrative costs for 2011 totaled $0.6 million, compared to $0.7 million in 2010. We believe our general and administrative costs will not increase significantly in 2012 when compared to 2011.

Depreciation and amortization expense. Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities. Depreciation and amortization expense decreased 32% to $0.5 million in 2011 from $0.7 million in 2010. The decrease was primarily due to the limited number of capital acquisitions during 2009 through 2011.

Interest Expense

Interest expense decreased to $30,000 in 2011 from $58,000 in 2010. The decrease was primarily the result of lower expense recognized related to the fair value of the warrants issued to Silicon Valley Bank as additional consideration for the $2.5 million loan and security agreement in March 2010 and later modified in January 2011 and July 2011. During 2010, we included in interest expense a charge of $50,000 for the fair value of the warrants compared to $21,000 for the same period in 2011. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant, resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19,000 and is being amortized on a straight-line basis through the renewed expiration date of March 2012. See Note 8 to our consolidated financial statements regarding the assumptions used in determining the fair value of this warrant. Also included in interest expense for 2011 and 2010 was $9,000 and $3,000, respectively, associated with the capital lease we entered into in July 2010.

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

ARAMARK continued to deploy its food concepts, including Burger Studio and Topio’s, at many colleges and universities within the United States. During 2010 we installed approximately 90 new locations, which more than doubled the total number of ARAMARK sites managed by our network operations center, or NOC, from the beginning of 2010. Our sales to ARAMARK during 2010 totaled $1.1 million, representing an increase of 4% when compared to total sales in 2009.

We continued to penetrate further within YUM!’s QSR brands in 2010 by deploying 10 KFC/TacoBell combination stores. Additionally, we installed a total of 40 new KFC stores, bringing the total number of YUM! brand stores which we fully host and support through our NOC to approximately 200 at the end of 2010. We continued to rollout digital menu boards for all new and remodeled stores for KFC. Furthermore, KFC began to implement a new highly customized web portal that we finished developing and delivered during in 2010.

Sales to Thomson Reuters increased 45% to $0.8 million in 2010 when compared to 2009, as we continued to expand the number of InfoPoint digital signage locations. As of December 31, 2010, we had a total of 350 locations we supported through our NOC.

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

Operating Expenses

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

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011 has cash and cash equivalents of $5.5 million and working capital of $5 million. The cash used in operating activities for the year ended December 31, 2011 was $4.6 million. At December 31, 2011, we did not have an outstanding balance on our $2.5 million line of credit with

Silicon Valley Bank; however, as of such date, Silicon Valley Bank had issued a letter of credit in the amount of $300,000 as collateral to the landlord of our corporate office. As a result of the contractually-imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of March 1, 2012, was $342,000.

Based on our positive working capital, we believe we have sufficient cash to fund our operations, working capital and capital resource needs through at least the next 12 months. We will continue to evaluate operating expenses and make adjustments in the case of any changes in our projected revenues. There can be no assurance, however, that if needed, we will be able to borrow against the line of credit. In addition, if needed, we may obtain additional debt or equity capital to meet all of our existing cash obligations; however, there can be no assurance that any necessary sources will be available or available on terms favorable to us.

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of December 31, 2011, we had an accumulated deficit of $89 million. The cash flow used in operating activities was $4.6 million, $7.1 million and $8.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, net cash used by operating activities was attributable to our net loss partially offset by depreciation and amortization and stock compensation expense, along with an overall reduction in changes to our operating assets and liability accounts of $0.8 million. Included in these changes were decreases in accounts receivable, inventory, prepaid expenses and accounts payable, all of which were due to our sales being $1.4 million lower during the fourth quarter of 2011 when compared to the same period in prior year. The deferred revenue balance at the end of 2011 increased from the prior year balance as a result of an increase of installations for which we bill an annual hosting and support fee and amortize on a straightline basis over the service period provided.

In 2010, net cash used by operating activities was attributable to our net loss and an increase in accounts receivables, inventory, prepaid expenses and other current assets. The increases in accounts receivable and inventory were the result of our sales being $1.4 million higher during the fourth quarter of 2010 when compared to the same period in the prior year. The days sales outstanding were 76, 78 and 64 at December 31, 2011, 2010 and 2009, respectively. Cash used in operating activities in 2010 was partially offset by an increase in accounts payable, deferred revenue and accrued liabilities. Again, the increase in accounts payable and deferred revenue were attributable to the overall increase in sales during the fourth quarter of 2010 when compared the prior year. The increase in accrued liabilities included higher commissions payable and other employee related accruals in 2010 when compared to the same balances in the prior year.

In 2009, net cash used by operating activities was attributable to our net loss and a reduction in our accounts payable and accrued liabilities accounts. These amounts were partially offset by cash provided by an overall reduction in our asset accounts and a higher balance of deferred revenue in 2009 when compared to the same balances in the prior year. During 2009, we paid $0.6 million of severance-related costs, which was included in our year-end accrued liabilities account at the end of 2008. Our deferred revenue balance was higher at the end of 2009 compared to the same balance in 2008 as a result of us being unable to deliver and recognize revenue of $0.5 million related to a software development order received in December of 2009. Our accounts receivable balance was lower when compared to the year end balance of 2008 as a result of a higher percentage of sales in the fourth quarter of 2009 being billed and collected before year-end compared to the same period in the prior year. We also recognized approximately $0.4 million less revenue in the fourth quarter of 2009 when compared to the same period in the prior year. Our inventory balance at the end of 2009 was lower when compared to the year-end balance of 2008 as a result of certain customers deciding to source displays and media-players directly from third-party suppliers, as well as overall better inventory management.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. Net cash provided by investing activities was $8.2 million for the year ended December 31, 2009. In 2011 and 2010, net cash used in investing activities was attributable to the purchases of property and equipment. In 2009, net cash provided by investing activities was primarily the result of net sales of marketable securities of $8.3 million. During 2009, we invested substantially all of our cash into a commercial sweep account, as the investment interest rate was higher than interest rates of other high-grade short-term investments. The net sales of marketable securities in 2009 were partially offset by purchases of property and equipment of $0.1 million. We believe further capital investments for 2012 will be similar to 2011 as our current infrastructure has the capacity to service additional deployments based on our current forecast.

Financing Activities

We have financed our operations primarily through sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2011, 2010 and 2009, we generated a net $3.2 million, $2.2 million and $7.1 million from financing activities, respectively.

In December 2011, we sold approximately 3.3 million shares of our common stock at $1.00 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $2.9 million in net proceeds as a result of this registered direct offering. During 2011, we received $68,000 from the sale of approximately 70,000 shares of common stock to our associates (employees) through our 2007 Associate Stock Purchase Plan and we received approximately $0.2 million from the exercise of outstanding stock options. We used $36,000 for the payment of capital leases during 2011.

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

As of December 31, 2011, Chrysler accounted for 44.7% of our total receivables. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash will be adequate to fund our operations through 2012. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders, and debt financing, if available, would likely involve restrictive covenants. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially with credit markets which continue to be risk adverse. If adequate funds are not available, our plans to expand our business may be adversely affected and we could be required to curtail our activities significantly. Necessary funding may not be available on terms that are favorable to our company, or at all.

Line of Credit

In March 2010, we entered into a loan and security agreement with Silicon Valley Bank, which was most recently amended in March 2012 (see “Subsequent Event”, Note 13 to our consolidated financial statements.) The current agreement provides us with a revolving line-of-credit up to $2.5 million at an interest rate of prime plus 1.5%. The amount of credit available to us at any given time is the lesser of (a) $2.5 million or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease agreement for our corporate office, Silicon Valley Bank issued a letter of credit, currently in the amount of approximately $0.3 million, which effectively reduces the capacity amount under the loan and security agreement to approximately $2.2 million, subject to the borrowing base availability and continued compliance with restrictive covenants. As a result of the contractually-imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of March 1, 2012, was approximately $0.3 million.

Under the loan and security agreement effective as of December 31, 2011, we were required to maintain a minimum tangible net worth of at least $6.7 million in order to draw down on such line of credit. This minimum had been increased by $2.4 million, from the contractually provided $4.3 million, due to the proceeds we received from the common stock offering we completed in December 2011. The March 2012 amendment decreased the tangible net worth minimum to $4.0 million. This tangible net worth minimum increases (a) quarterly by 75% of our net income for each fiscal quarter starting with the first quarter of 2012 (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. We must comply with this tangible net worth minimum in order to draw down on such line of credit and while there are outstanding credit extensions (other than the existing lease letter of credit). Under the loan and security agreement we are generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change our business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all of our assets and now matures on March 13, 2013.

We had a zero outstanding balance under this loan agreement (other than our lease letter of credit) as of December 31, 2011 and March 1, 2012.

Off Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Unless we experience a significant increase to our revenue, we expect our 2012 operating expenses will remain at levels similar to 2011 as we continue to control expenses in the current economic environment.

Operating and Capital Leases

At December 31, 2011, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of December 31, 2011 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,346	$248	$483	$402	$213
Capital Lease Obligations (including interest)	44	44	—	—	—

Total	$1,390	$292	$483	$402	$213

Our internal source of liquidity solely consists of our cash balance, which as of December 31, 2011 was $5.5 million. Of this amount, $5.3 million is invested in a daily sweep commercial paper account with Silicon Valley Bank. We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business. Our external sources of liquidity include a $2.5 million line-of-credit with Silicon Valley Bank.

Based on our working capital position at December 31, 2011, we believe we have sufficient working capital to meet our current obligations through 2012.

Recent Accounting Pronouncements

During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are required to be applied retrospectively. Early adoption is permitted. The adoption of this new guidance will require us to include comprehensive income on the face of our consolidated statement of operations or in a separate statement following our consolidated statement of operations, rather than including comprehensive income as a component of the consolidated statement of shareholders’ equity.

Subsequent Event

In March 2012, we entered into a third amendment to our loan and security agreement with Silicon Valley Bank. The amendment reduced the tangible net worth requirement to $4.0 million commencing March 2012, reduced the maximum permitted amount of outstanding letters of credit to $300,000, and extended the maturity date from March 2012 to March 2013. The tangible net worth minimum remains subject to adjustment as provided in the loan and security agreement.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of December 31, 2011, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. The commercial paper sweep account had a triple A rating from Standard and Poor’s, Moody’s and Fitch as of March 1, 2012. We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management’s report in its annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the captions “Proposal 1 – Election of Directors,” “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 annual meeting of shareholders.

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

We incorporate by reference the information contained under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2012 annual meeting of shareholders.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.

(b)	See “Exhibit Index” on page E-1.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 21, 2012.

Wireless Ronin Technologies, Inc.

By	/s/ Scott W. Koller
Scott W. Koller
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott W. Koller Scott W. Koller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2012

/s/ Darin P. McAreavey Darin P. McAreavey	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2012

/s/ Stephen F. Birke Stephen F. Birke	Chairman of the Board of Directors	March 21, 2012

/s/ Gregory T. Barnum Gregory T. Barnum	Director	March 21, 2012

/s/ Michael C. Howe Michael C. Howe	Director	March 21, 2012

/s/ Kent O. Lillemoe Kent O. Lillemoe	Director	March 21, 2012

/s/ Howard P. Liszt Howard P. Liszt	Director	March 21, 2012

/s/ Ozarslan A. Tangun Ozarslan A. Tangun	Director	March 21, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Wireless Ronin Technologies, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Wireless Ronin Technologies, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 21, 2012

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,478	$7,064
Accounts receivable, net of allowance of $50 and $35	1,347	2,522
Inventories	170	272
Prepaid expenses and other current assets	193	275

Total current assets	7,188	10,133
Property and equipment, net	651	1,019
Restricted cash	50	50
Other assets	40	40

TOTAL ASSETS	$7,929	$11,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$41	$37
Accounts payable	870	1,563
Deferred revenue	687	488
Accrued liabilities	569	571

Total current liabilities	2,167	2,659
Capital lease obligations, less current maturities	—	40

TOTAL LIABILITIES	2,167	2,699

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 22,969 and 19,233 shares issued and outstanding	230	192
Additional paid-in capital	95,047	91,138
Accumulated deficit	(89,016)	(82,278)
Accumulated other comprehensive loss	(499)	(509)

Total shareholders’ equity	5,762	8,543

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,929	$11,242

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Sales
Hardware	$3,845	$3,195	$1,878
Software	1,150	1,394	710
Services and other	4,279	3,978	2,421

Total sales	9,274	8,567	5,009
Cost of sales
Hardware	2,639	2,113	1,504
Software	141	109	21
Services and other	2,363	2,312	2,018
Inventory lower of cost or market adjustment	65	48	43

Total cost of sales (exclusive of depreciation and amortization shown separately below)	5,208	4,582	3,586

Gross profit	4,066	3,985	1,423
Operating expenses:
Sales and marketing expenses	2,090	2,329	2,520
Research and development expenses	2,116	2,864	2,167
General and administrative expenses	6,105	5,963	6,168
Depreciation and amortization expense	467	684	771
Termination of partnership agreement	—	—	50

Total operating expenses	10,778	11,840	11,676

Operating loss	(6,712)	(7,855)	(10,253)
Other income (expenses):
Interest expense	(30)	(58)	(6)
Interest income	4	30	76

Total other income (expense)	(26)	(28)	70

Net loss	$(6,738)	$(7,883)	$(10,183)

Basic and diluted loss per common share	$(0.34)	$(0.44)	$(0.67)

Basic and diluted weighted average shares outstanding	19,602	17,901	15,274

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Balances at December 31, 2008	14,850	$148	$80,650	$(64,212)	$(413)	$16,173
Net loss	—	—	—	(10,183)	—	(10,183)
Foreign currency translation gain	—	—	—	—	19	19

Total comprehensive loss						(10,164)
Stock-based compensation	—	—	698	—	—	698
Restricted and common stock issued under equity incentive plan	30	—	—	—	—	—
Exercise of options and warrants	36	1	60	—	—	61
Common stock issued under associate stock purchase plan	83	1	86			87
Proceeds from the sale of common stock, less offering costs	2,615	26	6,877	—	—	6,903

Balances at December 31, 2009	17,614	$176	$88,371	$(74,395)	$(394)	$13,758
Net loss	—	—	—	(7,883)	—	(7,883)
Foreign currency translation loss	—	—	—	—	(115)	(115)

Total comprehensive loss						(7,998)
Stock-based compensation	—	—	868	—	—	868
Warrants issued for debt issuance costs	—	—	66	—	—	66
Restricted and common stock issued under equity incentive plan	91	1	—	—	—	1
Forfeiture of restricted stock awards	(11)	—	(25)	—	—	(25)
Exercise of options and warrants	86	1	233	—	—	234
Common stock issued under associate stock purchase plan	28	—	30			30
Proceeds from the sale of common stock, less offering costs	1,425	14	1,595	—	—	1,609

Balances at December 31, 2010	19,233	$192	$91,138	$(82,278)	$(509)	$8,543
Net loss	—	—	—	(6,738)	—	(6,738)
Foreign currency translation gain	—	—	—		10	10

Total comprehensive loss						(6,728)
Stock-based compensation	—	—	740	—	—	740
Warrants issued for debt issuance costs	—	—	8	—	—	8
Restricted and common stock issued under equity incentive plan	45	1	3	—	—	4
Exercise of options and warrants	300	3	198	—	—	201
Common stock issued under associate stock purchase plan	70	1	67			68
Proceeds from the sale of common stock, less offering costs	3,321	33	2,893	—	—	2,926

Balances at December 31, 2011	22,969	$230	$95,047	$(89,016)	$(499)	$5,762

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	$(6,738)	$(7,883)	$(10,183)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	467	684	771
Loss on disposal of property and equipment	51	13	53
Stock-based compensation expense	740	868	698
Amortization of warrants issued for debt issuance costs	21	50	—
Provision for doubtful receivables	15	9	(41)
Forfeiture of common stock for payroll taxes	—	(25)	—
Change in operating assets and liabilities:
Accounts receivable	1,151	(1,435)	828
Corporate income taxes	—	—	14
Inventories	102	(87)	275
Prepaid expenses and other current assets	68	(112)	72
Other assets	—	(20)	18
Accounts payable	(693)	584	(107)
Deferred revenue	197	127	180
Accrued liabilities	1	128	(825)

Net cash used in operating activities	(4,618)	(7,099)	(8,247)
Investing activities
Purchases of property and equipment	(149)	(189)	(133)
Purchases of marketable securities	—	—	(22)
Sales of marketable securities	—	—	8,323

Net cash provided by/(used in) investing activities	(149)	(189)	8,168
Financing activities
Payments on capital leases	(36)	(11)	(71)
Restricted cash	—	330	70
Proceeds from issuance of common stock and warrants	2,926	1,609	6,903
Proceeds from exercise of warrants and stock options	201	234	61
Proceeds from sale of common stock under associate stock purchase plan	68	30	87

Net cash provided by financing activites	3,159	2,192	7,050
Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	(113)	8

Increase (Decrease) in Cash and Cash Equivalents	(1,586)	(5,209)	6,979
Cash and Cash Equivalents, beginning of year	7,064	12,273	5,294

Cash and Cash Equivalents, end of year	$5,478	$7,064	$12,273

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview

Wireless Ronin Technologies, Inc. (the “Company”) is a Minnesota corporation that provides marketing technology solutions targeting specific food service, automotive and retail markets. The Company provides leading expertise in content and emerging digital media solutions, including dynamic digital signage, interactive kiosk, mobile, social media and web, that enable its customers to transform how they engage with their customers. The Company is able to provide an array of marketing technology solutions through its proprietary suite of software applications marketed as RoninCast®. RoninCast software and associated applications provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows the Company to develop custom solutions for specific customer applications.

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

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. The Company’s Canadian subsidiary’s functional currency is the Canadian dollar. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. The translation adjustment has not been included in determining the Company’s net loss, but has been reported separately and is accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. In 2011, 2010 and 2009, a foreign currency transaction gain of $11, $104 and $1 was recorded in Sales, respectively.

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

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is probable. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

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

Uncompleted contracts at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Cost incurred on uncompleted contracts	$112	$80
Estimated earnings	286	179

Revenue recognized	398	259
Less: billings to date	(482)	(182)

	$(84)	$77

The above information is presented in the balance sheet as follows:

	December 31,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$15	$109
Billings in excess of costs and estimated earnings on uncompleted contracts	(99)	(32)

	$(84)	$77

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

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2011, the Company had substantially all cash invested

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

5.	Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50, at both December 31, 2011 and 2010.

6.	Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $50 and $35 at December 31, 2011 and 2010, respectively.

7.	Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $66 and $0 at December 31, 2011 and 2010, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded in 2011, 2010 or 2009.

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

Depreciation and amortization expense was $467, $684 and $771 for the years ended December 31, 2011, 2010 and 2009, respectively.

10.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $23, $45 and $126 for the years ended December 31, 2011, 2010 and 2009, respectively.

11.	Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. In 2011 and 2009, comprehensive losses included $10 and $19 of unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar compared to a $115 unrealized foreign currency translation loss in 2010.

12.	Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2011, 2010 and 2009. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $2,116 in 2011, $2,864 in 2010 and $2,167 in 2009.

13.	Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 2,374, 3,832 and 3,196 for 2011, 2010 and 2009, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.

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

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $740, $868 and $698 was charged to expense during 2011, 2010 and 2009, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

Amortization expense related to deferred financing costs was $21 and $50 for the years ended December 31, 2011 and 2010 and was recorded as a component of interest expense. There was no amortization expense recorded in 2009. The balance of deferred finance costs at December 31, 2011 was $3.

19.	Subsequent Event

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

Liquidity And Capital Resources

The Company incurred net losses and negative cash flows from operating activities for the years ended December 31, 2011, 2010 and 2009 and at December 31, 2011 has cash and cash equivalents of $5,500 and working capital of $5,000. The cash used in operating activities for the year ended December 31, 2011 was $4,600. At December 31, 2011, the Company did not have an outstanding balance on its $2,500 line of credit with Silicon Valley Bank; however, as of such date, Silicon Valley Bank had issued a letter of credit in the amount of $300 as collateral to the landlord of our corporate office (see Note 6). As a result of the contractually-imposed limits on the Company’s borrowing base, the amount available to the Company under the Loan and Security Agreement, based on calculations as of March 1, 2012, was $342.

Based on our positive working capital, the Company believes it has sufficient cash to fund its operations, working capital and capital resource needs through at least the next 12 months. The Company will continue to evaluate operating expenses and make adjustments in the case of any changes in our projected revenues. There can be no assurance, however, that if needed, the Company will be able to borrow against its line of credit. In addition, if needed, management may obtain additional debt or equity capital to meet all of its existing cash obligations; however, there can be no assurance that any necessary sources will be available or available on terms favorable to the Company.

Recent Accounting Pronouncements

During June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires the presentation of comprehensive income in either a single continuous financial statement or two separate, but consecutive financial statements. ASU No. 2011-05 also includes a provision requiring the presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. During December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which deferred this requirement in order to allow the FASB more time to determine whether reclassification adjustments should be required to be presented on the face of the financial statements. ASUs No. 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years,

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

beginning after December 15, 2011 and are required to be applied retrospectively. Early adoption is permitted. The adoption of this new guidance will require the Company to include comprehensive income on the face of its consolidated statements of operations, or in a separate statement following its consolidated statements of operations, rather than including comprehensive income as a component of the consolidated statement of shareholders’ equity.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	December 31,
	2011	2010
Balance at beginning of year	$35	$51
Provision for doubtful receivables	57	—
Write-offs	(42)	(16)

Balance at end of year	$50	$35

INVENTORIES

	December 31,
	2011	2010
Finished goods	$125	$188
Work-in-process	45	84

Total inventories	$170	$272

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. The Company recorded expense of $65, $48 and $43 during the years ended December 31, 2011, 2010 and 2009, respectively, related to this adjustment to cost of sales.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2011 and 2010 consisted primarily of deposits for trade shows and facilities, along with corporate insurance premiums.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
Leased equipment	$89	$411
Equipment	1,195	1,433
Leasehold improvements	381	363
Demonstration equipment	6	155
Purchased software	361	691
Furniture and fixtures	569	571

Total property and equipment	$2,601	$3,624
Less: accumulated depreciation and amortization	(1,950)	(2,605)

Net property and equipment	$651	$1,019

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2011	2010
Compensation	$214	$260
Accrued rent	232	252
Sales tax and other	123	59

Total accrued liabilities	$569	$571

See Note 5 for additional information on capital lease obligations.

DEFERRED REVENUE

	December 31,
	2011	2010
Deferred hosting and software maintenance	$459	$293
Customer deposits and deferred project revenue	228	195

Total deferred revenue	$687	$488

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$9	$3	$6
Supplemental disclosures of non-cash investing and financing activities
Warrants issued for debt issuance costs	8	66	—
Non-cash purchase of property and equipment through capital lease obligations	—	89	—
Non-cash purchase of property and equipment through leasehold improvement allowance	—	191	—

NOTE 3: TERMINATION OF PARTNERSHIP AGREEMENT

On February 13, 2007, the Company terminated the strategic partnership agreement with The Marshall Special Assets Group, Inc. (“Marshall”) which it had entered into in May 2004. Pursuant to the terms of a mutual termination, release and agreement, the Company paid Marshall $654 and agreed to pay a fee in connection with sales of its software and hardware to customers, distributors and resellers for use exclusively in the ultimate operations of or for use in a lottery (“End Users”). Under such agreement, the Company agreed to pay Marshall (i) 30% of the net invoice price for the sale of the Company’s software to End Users, and (ii) 2% of the net invoice price for the sale of hardware to End Users, in each case collected by the Company on or before February 12, 2012, with a minimum annual payment of $50 for three years. Marshall agreed to pay 50% of the costs and expenses incurred by the Company in relation to any test installations involving sales or prospective sales to End Users. The Company recorded an expense of $50 in 2009 and owed no minimum payment in 2010 or 2011.

NOTE 4: FAIR VALUE MEASUREMENTS

Realized gains and losses on sales of investments were immaterial in 2009. In 2009, the Company converted all of its marketable securities into cash and cash equivalents. Interest income of $4, $30 and $76 was recorded in 2011, 2010 and 2009, respectively.

As of December 31, 2011 and 2010, cash equivalents consisted of the following:

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$5,316	$—	$—	$5,316

Total included in cash and cash equivalents	$5,316	$—	$—	$5,316

	December 31, 2010
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$6,764	$—	$—	$6,764

Total included in cash and cash equivalents	$6,764	$—	$—	$6,764

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at December 31, 2011 and December 31, 2010 includes funds held in a commercial paper sweep account totaling $5,316 and $6,764, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At December 31, 2011 and 2010, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At December 31, 2011 and 2010, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of December 31, 2011 and 2010.

NOTE 5: CAPITAL LEASE OBLIGATIONS

The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.

Other information relating to the capital lease equipment is as follows:

	December 31,
	2011	2010
Cost	$89	$89
Less: accumulated amortization	(45)	(14)

Total	$44	$75

Amortization expense for capital lease assets was $31, $14 and $53 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in depreciation and amortization expense.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Future lease payments under the capital lease are as follows:

For the Years Ending December 31,	Amount
2012	$44
Less: portion representing interest	(3)

Principal portion	41
Less: current portion	(41)

Long-term portion	$—

Future maturities of capital lease obligations are as follows:

Years Ending December 31,	Amount
2012	$41

NOTE 6: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. See Note 2 (Other Financial Statement Information). The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances as of December 31, 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of December 31, 2011 was $300. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $387, $378 and $361 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations
2012	$248
2013	253
2014	230
2015	206
2016	196
Thereafter	213

Total future minimum obligations	$1,346

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Litigation

The Company was not party to any material legal proceedings as of December 31, 2011.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended in March 2012 (see Subsequent Event, Note 13.) The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of December 31, 2011 was in the amount of $300, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,200, subject to the borrowing base availability and continued compliance with restrictive covenants. As a result of the contractually-imposed limits on the Company’s borrowing base, the amount available to the Company under the Loan and Security Agreement, based on calculations as of March 1, 2012, was $342.

Under the Loan and Security Agreement effective as of December 31, 2011, the Company was required to maintain a minimum tangible net worth of at least $6,725 as of December 31, 2011 in order to draw on such line of credit, a requirement with which the Company did not comply. This minimum had been increased by $2,475, from the contractually provided $4,250, due to the proceeds the Company received from the common stock offering it completed in December 2011. The March 2012 amendment decreased the tangible net worth minimum to $4,000. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter starting with the first quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). Under the Loan and Security Agreement the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company and now matures on March 13, 2013.

The Company had a zero outstanding balance under the Loan and Security Agreement (other than its lease letter of credit) as of December 31, 2011.

NOTE 7: SHAREHOLDERS’ EQUITY

Registered Direct Offerings

In December 2011, the Company sold a total of 3,321 shares of the Company’s common stock at $1.00 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $2,926 in net proceeds as a result of this registered direct offering.

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

Warrants held by non-employees during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	1,450	$3.50	1,357	$4.55	1,637	$5.20
Granted	—	—	326	1.62	—	—
Exercised	—	—	(63)	3.20	—	—
Expired	(1,124)	4.05	(170)	8.34	(280)	8.39

Outstanding at end of year	326	$1.43	1,450	$3.50	1,357	$4.55

Non-exercisable	—		—		—

Outstanding and exercisable at end of year	326	$1.43	1,450	$3.50	1,357	$4.55

In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement. Fair value at the date of grant was $1.59 per warrant.

In connection with the January 2011 amendment to the Loan and Security Agreement, the Company reduced the exercise price of the warrants to $1.378 per share. The reduction in the exercise price resulted in an incremental increase of the fair value of $0.20 per warrant. In addition, the Company issued three-year fully vested warrants to purchase 285 shares of common stock at an exercise price of $1.4375 to investors in its registered direct offering completed in November 2010. These warrants are included in the above table.

The Company received total proceeds of $201 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $29. No common stock warrants were exercised in 2011 or 2009.

The Company issued a warrant to purchase 450 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company. The warrant, which is included in the above table, became exercisable in November 2007 and expired in November 2011.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

As of December 31, 2011, 2010 and 2009, the weighted average contractual life of the outstanding warrants was 2.69 years, 1.27 years and 1.45 years, respectively.

NOTE 8: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Warrants

The Company has also issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vest immediately and have exercise periods of five years.

Warrants held by employees during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011		2010		2009
	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	100	$9.00	229	$8.09	322	$7.00
Granted	—	—	—	—	—	—
Exercised	—	—	(7)	2.25	(15)	2.25
Expired	(100)	9.00	(122)	7.66	(78)	4.71

Outstanding and exercisable at end of year	—	—	100	$9.00	229	$8.09

All 100 exercisable warrants held by employees expired unexercised during 2011, leaving no warrants held by employees outstanding as of December 31, 2011.

The Company received total proceeds of $15 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $7. The Company received total proceeds of $34 for common stock warrants exercised during 2009. The intrinsic value related to these warrants was $0.

Stock options

Amended and Restated 2006 Equity Incentive Plan

In March 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (now known as the Amended and Restated 2006 Equity Incentive Plan (the “EIP”)) which was approved by the Company’s shareholders in February 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was originally 1,000 shares. In November 2007, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 1,750. In June 2009, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 2,125 and also increased the maximum number of shares for which awards may be granted to any individual participant in any calendar year from 300 to 500.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 2,400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 3,600. The EIP expires in March 2016. As of December 31, 2011, there were 1,339 shares available for future awards under the EIP.

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

Amended and Restated 2006 Non-Employee Director Stock Option Plan

In April 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders in February 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors was automatically entitled to a grant of an option for the purchase of 40 shares of common stock, 10 of which vest and become exercisable on the date of grant, and additional increments of 10 shares become exercisable and vest upon each director’s reelection to the Board of Directors. In June 2011, the Company’s shareholders approved an amendment to the DSOP replace the automatic grants of 40 shares to discretionary grants. The number of shares originally reserved for awards under the DSOP was 510 shares. Options are required to be granted at fair market value. As of December 31, 2011, there were 240 shares available for future awards under the Amended and Restated 2006 Non-Employee Director Stock Option Plan.

The Company values the options using the Black-Scholes pricing model. The options vest over a four-year period and have a five-year term. In April 2011, as part of a former director’s resignation from the Board of Directors, a stock option for the purchase of 23 shares was modified to immediately vest, resulting in $7 of non-cash stock-based compensation expense.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2008	1,653	$2.89
Granted	380	1.66
Exercised	(21)	1.26
Forfeited or expired	(402)	3.90

Balance, December 31, 2009	1,610	$2.36
Granted	889	1.84
Exercised	(16)	1.15
Forfeited or expired	(201)	1.34

Balance, December 31, 2010	2,282	$2.26

Granted	662	1.20
Exercised	(300)	0.67
Forfeited or expired	(596)	3.21

Balance, December 31, 2011	2,048	$1.88

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The Company received total proceeds of $201, $18 and $35 for stock options exercised during 2011, 2010 and 2009, respectively. The Company issues new shares for stock options that are exercised. The intrinsic value related to these options was $185, $20 and $27 in 2011, 2010 and 2009, respectively.

Information with respect to employee common stock options outstanding and exercisable at December 31, 2011 is as follows:

	Stock Options Outstanding				Options Exercisable
Range of Exercise Prices Between	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.12 - $1.20	550	8.6 Years	$1.16	$22	160	$1.15	$8
$1.21 - $1.50	555	9.0 Years	1.33	—	350	1.38	—
$1.51 - $2.33	395	4.1 Years	1.86	—	353	1.82	—
$2.34 - $2.93	424	6.4 Years	2.52	—	173	2.60	—
$2.94 - $7.38	124	1.1 Years	5.30	—	119	5.38	—

	2,048	6.9 Years	$1.88	$22	1,155	$2.08	$8

Restricted Stock and Share Awards

The Company issued restricted stock awards of 61 shares to two executive officers and certain key employees in March 2010. Of the shares, 30 vest in annual installments over a three-year period with continued employment. The remaining 31 shares require both continued employment and achievement of certain revenue targets in each of the three years. During 2011, 19 shares were forfeited as a result of the continued employment requirement not being fulfilled. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $2.55. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over the one and three-year periods. As of December 31, 2011, $25 remained to be expensed.

The Company issued restricted stock awards of 38 shares to an employee and 19 shares to an independent contractor in August 2010. Vesting requires continued service over a one-year period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.82. The fair market value of the grants totaled $104 and is being recognized as stock compensation expense over a one-year period. As of December 31, 2011, $0 remained to be expensed.

The Company issued a restricted stock award of 5 shares to an independent contractor in September 2010. Vesting requires both continued services and achievement of certain product development releases over a one-year period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.28. The fair market value of the grant totaled $6 and is being recognized as stock compensation expense over a one-year period. As of December 31, 2011, $0 remained to be expensed.

The Company issued restricted stock awards of 34 shares to an independent contractor in November 2010. Vesting requires continued service over a three-month period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $1.40. The fair market value of the grants totaled $48, of which $19 and $29 was recognized as stock compensation expense in 2011 and 2010, respectively. As of December 31, 2011, $0 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The Company issued a restricted stock award of 25 shares and a stock bonus of 5 shares in April 2009 to an executive officer. The vesting condition of the restricted stock included continued employment through the first anniversary of grant and achievement of a certain revenue target for fiscal 2009. The vesting condition related to the revenue target was met in 2009 and the continued employment condition was met in April 2010. The fair value of the shares was based on the per share closing market price on the date of grant of $2.20. The fair market value of the grant totaled $66 and was recognized as stock compensation expense on a straight-line basis over the one-year restriction period. In April 2010, 11 of the 25 shares of the restricted stock award were tendered back to the Company in consideration for satisfying all associated taxes on behalf of the employee.

A summary of the changes in outstanding restricted stock and share awards is as follows:

	Restricted Stock Awards Outstanding	Weighted Average Price
Balance, December 31, 2008	—	$—
Granted	30	2.20
Vested	(5)	2.20
Forfeited or expired	—	—

Balance, December 31, 2009	25	$2.20
Granted	157	2.00
Vested	(14)	2.20
Forfeited or expired	(16)	2.28

Balance, December 31, 2010	152	$1.98
Granted	—	—
Vested	(104)	1.73
Forfeited or expired	(19)	2.67

Balance, December 31, 2011	29	$2.45

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Following is a summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Stock-based compensation costs included in:
Cost of sales	$16	$9	$6
Sales and marketing expenses	103	117	331
Research and development expenses	56	40	42
General and administrative expenses	565	702	319

Total stock-based compensation expenses	$740	$868	$698

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

Both amendments to the aforementioned plans were approved by the Company’s shareholders at the annual shareholder meeting held on June 9, 2011. In June 2011 and October 2011, the Company granted stock options for the purchase of an aggregate of 45 and 100 shares to several key employees, respectively. Also, the Company granted stock options for the purchase of an aggregate of 160 shares to four new board members during 2011.

At December 31, 2011, there was approximately $529 of total unrecognized compensation expense related to unvested share-based awards. This expense will be recognized ratably over the next 2.49 years and will be adjusted for any future changes in estimated forfeitures. The weighted average estimated forfeiture rate was 23.2%, 19.3% and 0% at December 31, 2011, 2010 and 2009, respectively.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.76, $1.25 and $1.06 per share for 2011, 2010 and 2009, respectively. These values were calculated using the following weighted average assumptions:

	2011	2010	2009
Expected life	3.82 to 4.08 Years	4.04 to 4.30 Years	3.25 Years
Dividend yield	0%	0%	0%
Expected volatility	88.1 to 90.6%	91.7 to 94.3%	98 to 105.6%
Risk-free interest rate	0.6 to 1.8%	1.3 to 2.4%	1.3 to 1.6%

The estimated fair value of stock options that vested during 2011, 2010 and 2009 was $1,067, $670 and $683, respectively.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. From January 2010, the Company applied pre-vesting forfeiture rates between 18.3% and 28.4% based on actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors as we do not expect significant turnover on our board.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 41 shares of the Company’s common stock at an exercise price of $2.90 per share, as additional consideration for the Loan and Security Agreement. The Company computed the estimated fair value of the warrant using the Black-Scholes model of $1.59 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate. The fair value of $66 is being amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. In January 2011, the Company reduced the exercise price to $1.3875 per share, resulting in an incremental increase to the fair value of $0.20 per share. As of December 31, 2011, $3 remained to be expensed.

Amended and Restated 2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 400 to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 70, 28 and 83 in the years ended December 31, 2011, 2010 and 2009, respectively. There were 275 shares reserved and available under the plan as of December 31, 2011.

Employee Benefit Plan

In 2007, the Company established a defined contribution 401(k) retirement plan for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for a Company contribution match.

NOTE 9: SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company views its operations and manages its business as one reportable segment, providing marketing technology solutions, including digital signage, to a variety of companies, primarily in its targeted vertical markets. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through its headquarters in the United States and its wholly-owned subsidiary operating in Canada.

Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
United States	$8,454	$8,093	$4,379
Canada	754	202	127
Other countries	66	272	503

Total Sales	$9,274	$8,567	$5,009

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Geographic segments of property and equipment are as follows at:

	December 31,	December 31,
	2011	2010
Property and equipment, net:
United States	$596	$905
Canada	55	114

Total	$651	$1,019

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Years ended December 31,
Customer	2011	2010	2009
Chrysler (BBDO Detroit/Windsor) **	39.9%	46.7%	14.3%
Aramark	17.9%	13.1%	21.7%
Reuters Ltd.	*	*	15.8%
KFC	*	*	10.1%

	57.8%	59.8%	61.9%

*	Sales to these customers were less than 10% of total sales for the period reported.
**	Includes sales to BBDO Detroit/Windsor for 2009.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2011 and 2010, a significant portion of the Company’s accounts receivable was concentrated with a two customers. Customers with greater than 10% of total accounts receivable are represented on the following table:

	Year ended December 31,
Customer	2011	2010
Chrysler	44.7%	48.3%
Aramark	12.5%	*

	57.2%	48.3%

*	Accounts receivable balance from this customer was less than 10% of total accounts receivable balance at December 31, 2010.

NOTE 10: INCOME TAXES

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has not provided for U.S. taxes on the cumulative loss of approximately $7,307 incurred by its Canadian wholly-owned subsidiary. If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2011	2010
Current asset / (liability):
Allowance for doubtful accounts	$41	$13
Property and equipment	(46)	(33)
Accrued expenses	268	203
Non-qualified stock options	275	475
Non-current asset:
Net foreign carryforwards	1,965	2,096
Net operating loss carryforwards	23,630	21,603

Deferred tax asset	26,133	24,357
Less: valuation allowance	(26,133)	(24,357)

Net deferred tax asset	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2011, the Company had federal net operating loss, or NOL, carryforwards of approximately $63,666, which will begin to expire in 2020. The Company also has various state net operating loss carryforwards for income tax purposes of approximately $33,517, which will begin to expire in 2015. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. The Company had not undertaken a 382 study as of December 31, 2011.

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

The calculation of the Company’s income tax provision involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2011 and 2010.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2011 and 2010, the Company had no accruals for the payment of tax-related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for all years since 2000 due to net operating loss carryforwards. As of December 31, 2011, the Company is not under any income tax audits by tax authorities.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The components of income tax expense (benefit) consist of the following:

	Year ended December 31,
	2011	2010	2009
Income tax provision:
Deferred:
Federal	$(1,377)	$(1,908)	$(2,088)
State	(85)	(148)	485
Foreign	(314)	(328)	(693)
Change in valuation allowance	1,776	2,384	2,296

Total income tax expense (benefit)	$—	$—	$—

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

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year ended December 31,
	2011	2010	2009
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(1.6)	(2.0)	(3.3)
Foreign rate differential	1.5	0.5	0.9
Stock-based compensation	0.5	1.5	1.1
Other	0.2	0.3	0.1
Change in estimated tax rate	7.0	3.5	12.6
Change in valuation allowance	26.4	30.2	22.6

	—%	—%	—%

NOTE 11: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table set forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2011 and 2010:

	Quarter Ended
	March 31	June 30	September 30	December 31
2011
Sales	$2,397	$3,054	$2,301	$1,522
Gross profit (exclusive of depreciation and amortization)	1,093	1,392	1,135	446
Loss from operations	(2,257)	(1,432)	(1,374)	(1,649)
Net loss	$(2,266)	$(1,438)	$(1,380)	$(1,654)
Net loss per share - basic and diluted	$(0.12)	$(0.07)	$(0.07)	$(0.08)

2010
Sales	$1,075	$1,916	$2,672	$2,904
Gross profit (exclusive of depreciation and amortization)	424	914	1,324	1,323
Loss from operations	(2,761)	(2,056)	(1,387)	(1,651)
Net loss	$(2,753)	$(2,064)	$(1,402)	$(1,664)
Net loss per share - basic and diluted	$(0.16)	$(0.12)	$(0.08)	$(0.09)

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

NOTE 12: SEVERANCE EXPENSE

In March and April 2009, the Company made organizational changes to better align resources resulting in termination of several employees. The combined severance expense related to these workforce reductions totaled $237 and $210, respectively. As of December 31, 2011, all severance payments had been made by the Company.

The following table provides financial information on the employee severance expense and remaining accrued balance at December 31, 2011:

	For the Years Ended December 31,
	2011	2010	2009
Cost of sales	$—	$—	$85
Sales and marketing	—	—	—
Research and development	—	—	—
General and administrative	—	—	362

Total	$—	$—	$447

As part of the Company’s employment agreements with certain executive employees, if such employees are terminated without cause, severance payments may be due to such employees.

NOTE 13: SUBSEQUENT EVENT

On March 6, 2012, the Company entered into a third amendment to its Loan and Security Agreement with Silicon Valley Bank. The amendment reduced the tangible net worth requirement to $4,000 commencing March 2012, reduced the maximum permitted amount of outstanding letters of credit to $300, and extended the maturity date from March 2012 to March 2013. The tangible net worth minimum remains subject to adjustment as provided in the Loan and Security Agreement.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333- 136972)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre- Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333- 136972)).

4.3	Form of Warrant to Purchase Common Stock pursuant to 2010 Registered Direct Offering (incorporated by reference to our Annual Report on Form 10-K filed on March 22, 2011 (File No. 001-33169)).

10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2011 (File No. 001-33169)).

10.2	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2011 (File No. 001-33169)).

10.3	Wireless Ronin Technologies, Inc. Amended and Restated 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2011 (File No. 001-33169)).

10.4	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

10.5	Form of Incentive Stock Option Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-KSB filed on March 28, 2007 (File No. 001-33169)).

10.6	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

10.7	Form of Restricted Stock Award Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.8	Form of Non-Qualified Stock Option Agreement under the Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2009 (File No. 001-33169)).

10.09	Form of Non-Employee Director Stock Option Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2011 (File No. 001-33169)).

10.10	Employment Agreement, dated as of March 9, 2009, between the Registrant and Darin P. McAreavey (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-33169)).

E-1

EXHIBIT INDEX

Exhibit Number	Description

10.11	Amended and Restated Executive Employment Agreement by and between the Registrant and James C. Granger, dated April 21, 2010 (incorporated by reference to our Current Report on Form 8-K filed on April 21, 2010 (File No. 001-33169)).

10.12	Amended and Restated Executive Employment Agreement by and between the Registrant and Scott W. Koller, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

10.13	Amendment No. 1 to the Executive Employment Agreement by and between the Registrant and Darin P. McAreavey, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

10.14	2010 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K/A filed January 6, 2010 (File No. 001-33169)).

10.15	2011 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 29, 2010 (File No. 001-33169)).

10.16	2012 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 16, 2011 (File No. 001-33169)).

10.17	Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).

10.18	First Amendment to Lease by and between the Registrant and Utah State Retirement Investment Fund, dated July 14, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.19	Second Amendment to Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated August 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.20	Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.21	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.22	Intellectual Property Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.23	Stock Pledge Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.24	Warrant to Purchase Stock issued by the the Registrant to Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.25	First Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

E-2

EXHIBIT INDEX

Exhibit Number	Description

10.26	Amendment No. 1 to Warrant to Purchase Stock issued by the Registrant to SVB Financial Group dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

10.27	Second Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated July 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 4, 2011 (File No. 001-33169)).

10.28	Form of Subscription Agreement for 2010 Registered Direct Offering (incorporated by reference to our Annual Report on Form 10-K filed March 22, 2011 (File No. 001-33169)).

10.29	Placement Agency Agreement between the Registrant and Northland Capital Markets, dated October 26, 2010 (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2010 (File No. 001-33169)).

10.30	First Amendment to Placement Agency Agreement between the Registrant and Northland Capital Markets, dated December 20, 2010 (incorporated by reference to our Annual Report on Form 10-K filed on March 22, 2011 (File No. 001-33169)).

10.31	Form of Subscription Agreement for 2011 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001- 33169)).

10.32	Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated December 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001-33169)).

21	Subsidiary of Wireless Ronin Technologies, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL Format.

E-3