Form 10-Q
period 2012-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2012-05-11
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 11, 2012, the registrant had 23,153,343 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,232	$5,478
Accounts receivable, net of allowance of $49 and $50	1,125	1,347
Inventories	123	170
Prepaid expenses and other current assets	162	193

Total current assets	5,642	7,188
Property and equipment, net	582	651
Restricted cash	50	50
Other assets	41	40

TOTAL ASSETS	$6,315	$7,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$30	$41
Accounts payable	622	870
Deferred revenue	612	687
Accrued liabilities	740	569

Total current liabilities	2,004	2,167

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 23,138 and 22,969 shares issued and outstanding	231	230
Additional paid-in capital	95,423	95,047
Accumulated deficit	(90,844)	(89,016)
Accumulated other comprehensive loss	(499)	(499)

Total shareholders’ equity	4,311	5,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,315	$7,929

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2012	2011
Sales
Hardware	$338	$1,053
Software	102	255
Services and other	1,333	1,089

Total sales	1,773	2,397

Cost of sales
Hardware	189	729
Software	31	29
Services and other	604	546

Total cost of sales (exclusive of depreciation and amortization shown separately below)	824	1,304

Gross profit	949	1,093

Operating expenses:
Sales and marketing expenses	458	763
Research and development expenses	559	573
General and administrative expenses	1,676	1,870
Depreciation and amortization expense	80	144

Total operating expenses	2,773	3,350

Operating loss	(1,824)	(2,257)

Other income (expenses):
Interest expense	(5)	(11)
Interest income	1	2

Total other expense	(4)	(9)

Net loss	$(1,828)	$(2,266)

Basic and diluted loss per common share	$(0.08)	$(0.12)

Basic and diluted weighted average shares outstanding	23,017	19,275

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(1,828)	$(2,266)
Foreign currency translation loss	—	(20)

Total comprehensive loss	$(1,828)	$(2,286)

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Month Ended
	March 31,
	2012	2011
Operating Activities:
Net loss	$(1,828)	$(2,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	80	144
Stock-based compensation expense	161	345
Issuance of warrants for services	71	—
Issuance of common stock for services	114	—
Amortization of warrants issued for debt issuance costs	3	8
Provision for doubtful accounts	(1)	—
Change in operating assets and liabilities:
Accounts receivable	225	587
Inventories	46	(174)
Prepaid expenses and other current assets	31	(17)
Accounts payable	(249)	(121)
Deferred revenue	(76)	(180)
Accrued liabilities	170	224

Net cash used in operating activities	(1,253)	(1,450)
Investing activities
Purchases of property and equipment	(10)	(78)

Net cash used in investing activities	(10)	(78)
Financing activities
Payments on capital lease obligations	(11)	(8)
Proceeds from sale of common stock under associate stock purchase plan	32	37

Net cash provided by financing activites	21	29
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(22)

Decrease in Cash and Cash Equivalents	(1,246)	(1,521)
Cash and Cash Equivalents, beginning of period	5,478	7,064

Cash and Cash Equivalents, end of period	$4,232	$5,543

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

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2012.

Nature of Business and Operations

The Company is a Minnesota corporation that provides marketing technology solutions targeting specific food service, automotive and retail markets. The Company provides leading expertise in content and emerging digital media solutions, including dynamic digital signage, interactive kiosk, mobile, social media and web, that enable its customers to transform how they engage with their customers. The Company is able to provide an array of marketing technology solutions through its proprietary suite of software applications marketed as RoninCast®. RoninCast software and associated applications provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows the Company to develop custom solutions for specific customer applications.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

2. Foreign Currency

During the first quarter of 2012, the Company reevaluated the reporting currency and determined that the functional currency for our operations in Canada is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

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

Uncompleted contracts at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Cost incurred on uncompleted contracts	$312	$112
Estimated earnings	406	286

Revenue recognized	718	398
Less: billings to date	(778)	(482)

	$(60)	$(84)

The above information is presented in the balance sheet as follows:

	March 31, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$17	$15
Billings in excess of costs and estimated earnings on uncompleted contracts	(77)	(99)

	$(60)	$(84)

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2012 and December 31, 2011, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50 at March 31, 2012 and December 31, 2011, respectively.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $49 and $50 at March 31, 2012 and December 31, 2011, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $87 and $65 at March 31, 2012 and December 31, 2011, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three months ended March 31, 2012 and 2011.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Depreciation and amortization expense was $80 and $144 for the three months ended March 31, 2012 and 2011, respectively.

10. Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation losses on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $0 and $20 were included in comprehensive losses during the three months ended March 31, 2012 and 2011, respectively.

11. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2012 and 2011. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $559 and $573 during the three months ended March 31, 2012 and 2011, respectively.

12. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 2,935 and 3,262, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three months ended March 31, 2012 and 2011.

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

14. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $161 and $345, or a basic and diluted loss per share of $0.01 and $0.02, was charged to expense during the three months ended March 31, 2012 and 2011, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The Company applies the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. The Company calculates the estimated expected life based upon historical exercise data. The Company uses historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 23.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received. During the three months ended March 31, 2012, the Company recognized $185, or a basic and diluted loss per share of $0.01, of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services during the period.

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

17. Deferred Financing Costs

Amortization expense related to deferred financing costs was $3 and $8 for the three months ended March 31, 2012 and 2011, respectively, and was recorded as a component of interest expense. The balance of deferred finance costs at March 31, 2012 and December 31, 2011 was $0 and $3, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance at beginning of period	$50	$35
Provision for doubtful receivables	—	57
Write-offs	(1)	(42)

Balance at end of period	$49	$50

INVENTORIES

	March 31,	December 31,
	2012	2011
Finished goods	$104	$125
Work-in-process	19	45

Total inventories	$123	$170

PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2012	2011
Leased equipment	$89	$89
Equipment	1,208	1,195
Leasehold improvements	381	381
Demonstration equipment	4	6
Purchased software	371	361
Furniture and fixtures	572	569

Total property and equipment	$2,625	$2,601
Less: accumulated depreciation and amortization	(2,043)	(1,950)

Net property and equipment	$582	$651

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	March 31,	December 31,
	2012	2011
Deferred software maintenance	$448	$459
Customer deposits and deferred project revenue	164	228

Total deferred revenue	$612	$687

ACCRUED LIABILITIES

	March 31,	December 31,
	2012	2011
Compensation	$462	$214
Accrued rent	227	232
Sales tax and other	51	123

Total accrued liabilities	$740	$569

See Note 5 for additional information on accrued remaining lease obligations.

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2012	2011
Cash paid for:
Interest	$2	$3

Non-cash financing activity:
Warrants issued for debt issuance costs	$—	$8

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 3: FAIR VALUE MEASUREMENT

As of March 31, 2012 and December 31, 2011, cash equivalents consisted of the following:

	March 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$3,995	$—	$—	$3,995

Total included in cash and cash equivalents	$3,995	$—	$—	$3,995

	December 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$5,316	$—	$—	$5,316

Total included in cash and cash equivalents	$5,316	$—	$—	$5,316

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at March 31, 2012 and December 31, 2011 includes funds held in a commercial paper sweep account totaling $3,995 and $5,316, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At March 31, 2012 and December 31, 2011, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At March 31, 2012 and December 31, 2011, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of March 31, 2012 and December 31, 2011.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 4: CAPITAL LEASE OBLIGATIONS

The Company entered into a capital lease arrangement in July 2010 for certain computer equipment with imputed interest of 15.6% per year. The lease requires monthly payments of $4 through September 2012.

Future lease payments under the capital lease are as follows:

As of March 31, 2012	Amount
2012	$32
Less: portion representing interest	(2)

Principal portion	30
Less: current portion	(30)

Long-term portion	$—

Future maturities of capital lease obligations are as follows:

As of March 31, 2012	Amount
2012	$30

Amortization expense for capital lease assets was $8 for both of the three months ended March 31, 2012 and 2011, respectively, and is included in depreciation and amortization expense.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $300 as collateral which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of both March 31, 2012 and December 31, 2011 was $300. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $95 and $106 for the three months ended March 31, 2012 and 2011, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Future minimum lease payments for operating leases are as follows:

At March 31, 2012	Lease Obligations
Remaining nine months of 2012	$190
2013	260
2014	234
2015	207
2016	196
Thereafter	213

Total future minimum obligations	$1,300

Litigation

The Company was not party to any material legal proceedings as of May 11, 2012, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended in March 2012. The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of December 31, 2011 was in the amount of $300, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,200, subject to the borrowing base availability and continued compliance with restrictive covenants. As of March 31, 2012, the amount available to the Company under the loan and security agreement was $368.

The March 2012 amendment decreased the tangible net worth minimum to $4,000. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter starting with the first quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). The March 2012 amendment reduced the maximum permitted amount of outstanding letters of credit to $300.

Under the Loan and Security Agreement, the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company. The Loan and Security Agreement matures on March 13, 2013.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 6: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
Stock-based compensation costs included in:
Cost of sales	$2	$4
Sales and marketing expenses	11	47
Research and development expenses	13	13
General and administrative expenses	135	281

Total stock-based compensation expenses	$161	$345

At March 31, 2012, there was approximately $688 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $0.71 and $0.74 per share for the three months ended March 31, 2012 and 2011, respectively. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2012	2011
Expected life	4.18 years	3.82 years
Dividend yield	0%	0%
Expected volatility	87.4%	90.6%
Risk-free interest rate	0.5 to 0.8%	1.8%

The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company uses historical closing stock price volatility for a period equal to the expected life of the respective award. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 23.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In February 2012 and March 2011, the Company granted stock options for the purchase of an aggregate of 305 and 250 shares to two executive officers and certain key employees, respectively. In addition, each of the Company’s six non-employee board members received stock options to purchase 33 and 20 shares of the Company’s stock in February 2012 and March 2011, respectively.

The Company issued 30 shares of restricted stock awards to a key employee in February 2012. The shares require both continued employment and achievement of certain performance targets to be achieved by June 30, 2012. The weighted average fair value of the shares was based on the closing market price on the date of grant of $1.07. The fair market value of the grants totaled $32 and is being recognized as stock compensation expense on a straight-line basis through June 30, 2012. As of March 31, 2012, $18 remained to be expensed.

In February 2012, the Company issued 106 unregistered shares of its common stock to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $113 and was recognized as compensation expense during the three months ended March 31, 2012. In addition, the Company issued a three year warrant for the purchase of 150,000 shares of common stock at an exercise price of $1.75 to another vendor in exchange for public relation services The fair value of the warrants was $0.47 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.51% and a volatility rate of 87.4%. The total fair value of $71 was recognized as compensation expense during the three months ended March 31, 2012 as the warrant was 100% exercisable upon issuance.

Stock options and warrants for the purchase of 90 shares were cancelled or expired during the first three months of 2012.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 400 to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 358, leaving 242 remaining shares available to be issued under the plan, as of March 31, 2012.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended
	March 31,
	2012	2011
United States	$1,637	$2,092
Canada	130	288
Other International	6	17

Total Sales	$1,773	$2,397

Geographic segments of property and equipment are as follows:

	March 31,	December 31,
	2012	2011
Property and equipment, net:
United States	$530	$596
Canada	52	55

Total	$582	$651

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,
Customer	2012	2011
Chrysler	42.7%	26.6%
ARAMARK	10.7%	22.4%

	53.4%	49.0%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2012 and December 31, 2011, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

	March 31,	December 31,
Customer	2012	2011
Chrysler	40.1%	44.7%
ARAMARK	*	12.5%
Buffalo Wild Wings	12.0%	*

	52.1%	57.2%

*	Accounts receivable from this customer were less than 10% of total accounts receivable for the period reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

While our marketing technology solutions have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including quick serve restaurants (QSR), fast casual and managed food services markets), and (3) retail. The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new (within the last five years) and these industries have not widely accepted or adopted these types of technologies as part of their marketing strategies. As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue. We believe this characterization applies to our competitors as well, which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.

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

Our Sources of Revenue

We generate revenue through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to these accounting policies during the first three months of 2012.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
Sales	$1,773	100.0%	$2,397	100.0%	$(624)	(26.0%)
Cost of sales	824	46.5%	1,304	54.4%	(480)	(36.8%)

Gross profit (exclusive of depreciation and amortization shown separately below)	949	53.5%	1,093	45.6%	(144)	(13.2%)
Sales and marketing expenses	458	25.8%	763	31.8%	(305)	(40.0%)
Research and development expenses	559	31.5%	573	23.9%	(14)	(2.4%)
General and administrative expenses	1,676	94.5%	1,870	78.0%	(194)	(10.4%)
Depreciation and amortization expense	80	4.5%	144	6.0%	(64)	(44.4%)

Total operating expenses	2,773	156.4%	3,350	139.8%	(577)	(17.2%)

Operating loss	(1,824)	(102.9%)	(2,257)	(94.2%)	433	(19.2%)
Other income (expenses):
Interest expense	(5)	(0.3%)	(11)	(0.5%)	(6)	54.5%
Interest income	1	0.1%	2	0.1%	(1)	(50.0%)

Total other income (expense)	(4)	(0.2%)	(9)	(0.4%)	5	(55.6%)

Net loss	$(1,828)	(103.1%)	$(2,266)	(94.5%)	$438	(19.3%)

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
United States	$1,637	92.3%	$2,092	87.3%	$(455)	(21.7%)
Canada	130	7.3%	288	12.0%	(158)	(54.9%)
Other International	6	0.4%	17	0.7%	(11)	(64.7%)

Total Sales	$1,773	100.0%	$2,397	100.0%	$(624)	(26.0%)

Sales

Our sales during the three months ended March 31, 2012 decreased 26% or $624 to $1,773, compared to the same period in the prior year. The majority of this decrease was attributable to lower orders of the iShowroom-branded tower application received from individual Fiat dealerships. During the first quarter of 2012, we received a total of 22 individual Fiat dealership orders compared to 92 for the same period in the prior year. We believe Chrysler will continue to rollout iShowroom-branded tower application with further dealership adoption. Additionally, Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. However, since we do not have a contract with Chrysler requiring it to source all the various components of these solutions through us, and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders. As of March 31, 2012, we have now received purchase orders for 400 dealers from Chrysler for the Branded Tower Salons and 200 Fiat orders from individual dealerships. Partially offsetting the decline in sales of interactive iShowroom kiosks during the first quarter of 2012 when compared to the same period a year ago was an increase in development and content orders from Chrysler. Chrysler has continued to invest in additional ways of extending the iShowroom interactive application, most recently through the completion of Web 2.0 during the first quarter of 2012. Web 2.0 now provides the ability to auto-detect the type of device Chrysler’s customers are using to access iShowroom and allows the proper content to be rendered on various devices such as tablets and smartphones. We believe this enhancement shows Chrysler’s continued commitment to the iShowroom program and we expect to receive additional orders for further enhancements to the platform.

Sales to ARAMARK were also down during the first quarter of 2012 when compared to the same period in the prior year due to fewer deployments of our digital menu board solutions within ARAMARK’s food service locations. The number of new sites deployed totaled 6 during the first quarter of 2012 compared to 15 during the same period in 2011. This brings the total number of sites we manage for ARAMARK through our network operations center to approximately 250.

Also, during the first quarter of 2012 we deployed five initial stores incorporating our new marketing technology offerings with Buffalo Wild Wings, a fast-casual restaurant that has 800 locations. This particular solution has an emphasis on creating a new guest experience through the interaction of a touchscreen photo booth application, which displays both consumer generated and client branded content. Additionally, the solution uses unique QR codes and email to allow customers to share their photos with their social networks, extending the content beyond the restaurant’s locations to further promote its brand. We believe this implementation validates our capabilities beyond traditional digital menu boards and has the ability to generate additional revenue for us in the future.

We also generated additional revenue through our recurring hosting revenue, which totaled $466 during the first three months of 2012, representing an increase of 18% when compared to the same period in the prior year, as our installation base continues to grow.

Finally, we continue to work for, and receive orders from, various customers in the quick serve restaurant industry as such customers evaluate the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications.

Due to the current economic environment and the lengthy sales cycle associated with deploying large scale marketing technology solutions, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales declined 37% or $480 to $824 for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease in cost of sales was due primarily to the year-over-year decline in hardware sales, which totaled $338 during the first quarter of 2012 compared to $1,053 for the same period in 2011. On a percentage basis, our overall gross margins improved to 54% for the first three months of 2012, compared to 46% for the first three months of 2011. This was the result of the increase in recurring hosting and support revenue during the first quarter of 2012 when compared to the first quarter of 2011 and a higher percentage of our revenue coming from development and content service fees related to the sale of our new marketing technology offerings. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margin on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Our operating expenses decreased 17% or $577 to $2,773 for the three months ended March 31, 2012 compared to the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 40% or $305 to $458 for the first three months of 2012 compared to $763 for the same period in the prior year. The decrease in sales and marketing expense was primarily due a $159 decrease in employee compensation related expenses due to lower levels of sales and other personnel changes made during the first quarter of 2012 when compared to the same period in 2011. We also incurred a reduction in tradeshow costs and associated travel costs of $117 during the first quarter of 2012 when compared to the same period in 2011 as a result of concentrating our marketing dollars on more forums and user groups instead of the larger national tradeshow events such as Digital Signage Expo. Total stock compensation expense included in sales and marketing was $11 and $47 during the first quarter of 2012 and 2011, respectively. We continue to focus our efforts to maximize the return on investment by attending select industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any significant increase in our sales and marketing expenses for the full year 2012 relative to 2011 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expenses include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the first three months of 2012 decreased 2% or approximately $14 to $559 when compared to the same period in the prior year. The decrease was primarily the result of lower levels of contractor and other engineering consultant expense incurred. Overall, we had 13 developer employees and contractors as of March 31, 2012 compared to 19 as of March 31, 2011. During the first quarter of 2012, we reduced the level of staff by a total of 4 developers, which resulted in total severance costs of $119 as we continue to shift more of our development efforts offshore in an effort to reduce costs. We anticipate our research and development costs will decrease from the first quarter of 2012 for the remainder of 2012. It continues to be critical for our success that we are able to further enhance our RoninCast®X software as the need for a more sophisticated dynamic digital signage platform continues to evolve. Included in research and development expense was stock compensation expense of $13 during both of the first quarters of 2012 and 2011, respectively.

General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 10% or $194 to $1,676 for the first three months of 2012 compared to $1,870 for the same period in the prior year. The decrease was the result of lower employee compensation, benefits and travel costs of $82, a decrease in outside professional fees paid for employee recruitment of $49 and a reduction in IT communication and general office costs of $46. During the first quarter of 2012, we recognized $39 of additional stock compensation expense when compared to the same period in the prior year as a result of equity awards provided to employees and outside consultants. Total stock compensation expense included in general and administrative expenses was $320, including $185 of stock compensation expense for common stock issued for services, and $281 during the first quarters of 2012 and 2011, respectively. We currently believe our general and administrative costs will decrease for the remainder of 2012 compared to the first quarter of this year.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, decreased by $64 when comparing the first quarter of 2012 to the prior year period. This decrease was primarily the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the first three months of 2012 was $5 compared to $11 for the same period in the prior year. Included in interest expense for the three months ended March 31, 2012 and March 31, 2011 was $2 and $3, respectively, associated with the capital lease we entered into in July 2010. The remaining amount was the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement we entered into in March 2010 and most recently modified in March 2012. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income declined by $1 for the three months ended March 31, 2012 compared to the same period in the prior year. The decrease in interest income was primarily due to a lower average cash balance during the first quarter of 2012 compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2012, we had $4,282 of cash and cash equivalents, including restricted cash, and working capital of $3,638. As of March 31, 2012, we did not have any debt. We plan to use our available cash and available line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended in March 2012 (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides us with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to us at any given time is the lesser of (a) $2,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit which as of March 31, 2012 was in the amount of $300, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,200, subject to the borrowing base availability and continued compliance with restrictive covenants. As of March 31, 2012, the amount available to us under the loan and security agreement was $368.

The March 2012 amendment decreased the tangible net worth minimum to $4,000. This tangible net worth minimum increases (a) quarterly by 75% of our net income for each fiscal quarter starting with the first quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt. We must comply with this tangible net worth minimum in order to draw on such line of credit and while there are outstanding credit extensions (other than our existing lease letter of credit). The March 2012 amendment reduced the maximum permitted amount of outstanding letters of credit to $300.

Under the Loan and Security Agreement, we are generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of our company. The Loan and Security Agreement matures on March 13, 2013.

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of March 31, 2012, we had an accumulated deficit of $90,844. The cash flow used in operating activities was $1,253 and $1,450 for the three months ended March 31, 2012 and 2011, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $1,828 and $2,266 for the three months ended March 31, 2012 and 2011, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $429 and $497 for the three months ended March 31, 2012 and 2011, respectively. Additionally, cash generated from changes in our working capital accounts further offset these net losses for both periods by $146 and $319 for the three months ended March 31, 2012 and 2011, respectively. The primary reason for the decrease in the change to our working capital accounts for the three months ended March 31, 2012 was that we invoiced a higher percentage of orders earlier in the first quarter of 2012 when compared to the fourth quarter of 2011. This was the result of Chrysler allowing us to submit progressive billings on the majority of the development and content projects at the end of each month, instead of at the time we complete the project. We believe we will be able to continue to submit progressive billings to Chrysler for all current and future related projects. The primary reason for the decrease in the changes to our working capital accounts for the three months ended March 31, 2011 was a result of a sequential decline in our revenue from the first quarter of 2011, when compared to the fourth quarter of the previous year. The reason for the decline in revenue was due to a decline in orders for the iShowroom branded tower application being installed in the Chrysler dealerships. Both resulted in a decline in accounts receivable balances of $225 and $587 at the end of the first quarter of 2012 and 2011, respectively, when compared to the prior year end balances. Our accrued liabilities increased $170 and $224 during the first three months of 2012 and 2011, respectively, when compared to the prior year end balances as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. Partially offsetting these declines in our working capital was a decline in accounts payable balances of $249 and $121 at the end of the first quarter of 2012 and 2011, respectively, when compared to the prior year end balances as a result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales that are fulfilled through third party vendors during the first quarter of 2012 when compared to the fourth quarter of 2011 and a sequential decline in revenue for the first quarter of 2011 compared to the fourth quarter of 2010. The decrease in inventory of $46 was partially due to an increase to our inventory reserve balance of $21 recorded during the first quarter of 2012 and fewer open projects at March 31, 2012 when compared to December 31, 2011. The increase in inventory of $174 during the first three months of 2011 when compared to the prior year end balance was primarily the result of additional inventory secured for the Chrysler iShowroom implementations and other orders uncompleted as of the end of March 2011. We also experienced a decline in our deferred revenue balance of $76 and $180 during the first three months of 2012 and 2011, respectively, related to several projects which were completed and recognized into revenue during the first quarter of 2012 and 2011. Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations through December 31, 2012.

Investing Activities

Net cash used in investing activities during the first three months of 2012 was $10 compared to $78 during the same period in the prior year. The decrease in cash used in investing activities was entirely due to fewer equipment purchases made during the first quarter of 2012 when compared to the same period of 2011. Our capital expenditures in the first quarter of 2011 were primarily related to information technology software for managing our backup and recovery capabilities. We believe further capital equipment investments for the remainder of 2012 will not be significant as our current infrastructure has the capacity to service additional deployments based on our current forecast.

Financing Activities

Net cash provided by financing activities during the first three months of 2012 and 2011 was $21 and $29, respectively. During the first three months of 2012, we received proceeds totaling $32 from the issuance of shares under our associate stock purchase plan, compared to $37 for the same period in the prior year. These amounts were partially offset by $11 and $8 of principal payments made during the three months ended March 31, 2012 and March 31, 2011, respectively, on a capital lease we entered into in July 2010.

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

As of March 31, 2012, Chrysler accounted for 40.1% of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s accounts receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying note receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offering we completed in December 2011, and the availability of our line of credit, are adequate to fund our operations through December 31, 2012. Our future capital requirements, however, will depend on many factors, including our ability to successfully market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. Those covenants include maintaining a minimum tangible net worth of $4,000, subject to adjustment, through March 2013.

Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially from markets which continue to be risk averse. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our levels of operations, infrastructure and personnel for the remainder of 2012.

Operating and Capital Leases

At March 31, 2012, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of March 31, 2012 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,300	$237	$479	$403	$181
Capital Lease Obligations (including interest)	32	32	—	—	—

Total	$1,332	$269	$479	$403	$181

Our internal source of liquidity solely consists of our cash balance, which as of March 31, 2012 was $4.2 million. Of this amount, $4.0 million is invested in a daily sweep commercial paper account with Silicon Valley Bank. We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business. Our external sources of liquidity include a line of credit with Silicon Valley Bank. As of March 31, 2012, the amount available to us under this line of credit was $368.

Based on our working capital position at March 31, 2012, we believe we have sufficient working capital to meet our current obligations through December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of March 31, 2012, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first three months of 2012 and 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 11, 2012, and there were no such proceedings pending during the period covered by this report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2012, we issued 106,308 shares of common stock to the accredited investor who owns the executive search firm we retained in the search for our Senior Vice President of Sales and Marketing and our Senior Vice President of Product Development and Chief Technical Officer. The number of shares we issued was calculated by dividing the aggregate search fees otherwise payable in cash in connection with these two searches ($113,750) by the closing price of one share of our common stock on the date of issuance ($1.07). The issuance of such shares represented payment in full of such search fees.

Also on February 16, 2012, we issued a warrant for the purchase of 150,000 shares of common stock to our public relations firm in consideration of services provided pursuant to a financial public relations agreement, dated June 10, 2011. The warrant is exercisable for a period of three years, has an exercise price of $1.75 per share, permits cashless exercise, and provides piggyback registration rights. Pursuant to the terms of the above-referenced agreement, we may be required to issue warrants for the purchase of up to an additional 80,000 shares of common stock on the same terms and conditions.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificate representing the shares and the warrant both contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC. No discount or commission was paid in connection with the issuance of the shares or the warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: May 11, 2012	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Third Amendment to the Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.