Form 10-Q
period 2012-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2012-08-10
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 9, 2012, the registrant had 23,224,017 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,047	$5,478
Accounts receivable, net of allowance of $49 and $50	970	1,347
Inventories	122	170
Prepaid expenses and other current assets	245	193

Total current assets	4,384	7,188
Property and equipment, net	506	651
Restricted cash	50	50
Other assets	20	40

TOTAL ASSETS	$4,960	$7,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$—	$41
Accounts payable	557	870
Deferred revenue	585	687
Accrued liabilities	584	569

Total current liabilities	1,726	2,167

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 23,184 and 22,969 shares issued and outstanding	232	230
Additional paid-in capital	95,552	95,047
Accumulated deficit	(92,051)	(89,016)
Accumulated other comprehensive loss	(499)	(499)

Total shareholders’ equity	3,234	5,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,960	$7,929

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales
Hardware	$296	$1,492	$634	$2,545
Software	80	623	182	878
Services and other	1,181	939	2,514	2,028

Total sales	1,557	3,054	3,330	5,451

Cost of sales
Hardware	179	1,060	368	1,789
Software	13	66	44	95
Services and other	420	536	1,024	1,082

Total cost of sales (exclusive of depreciation and amortization shown separately below)	612	1,662	1,436	2,966

Gross profit	945	1,392	1,894	2,485

Operating expenses:
Sales and marketing expenses	400	514	858	1,277
Research and development expenses	396	620	955	1,193
General and administrative expenses	1,280	1,568	2,956	3,438
Depreciation and amortization expense	75	122	155	266

Total operating expenses	2,151	2,824	4,924	6,174

Operating loss	(1,206)	(1,432)	(3,030)	(3,689)

Other income (expenses):
Interest expense	(1)	(7)	(6)	(18)
Interest income	—	1	1	3

Total other expense	(1)	(6)	(5)	(15)

Net loss	$(1,207)	$(1,438)	$(3,035)	$(3,704)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.13)	$(0.19)

Basic and diluted weighted average shares outstanding	23,128	19,393	23,087	19,335

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(1,207)	$(1,438)	$(3,035)	$(3,704)
Foreign currency translation gain (loss)	—	21	—	(1)

Total comprehensive loss	$(1,207)	$(1,417)	$(3,035)	$(3,705)

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(3,035)	$(3,704)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	155	266
Stock-based compensation expense	278	523
Issuance of common stock for services	129	—
Issuance of warrants for services	71	—
Amortization of warrants issued for debt issuance costs	3	10
Provision for doubtful accounts	(1)	15
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	371	(775)
Inventories	48	(57)
Prepaid expenses and other current assets	(52)	31
Other assets	20	—
Accounts payable	(313)	(338)
Deferred revenue	(102)	191
Accrued liabilities	19	141

Net cash used in operating activities	(2,409)	(3,697)
Investing activities
Purchases of property and equipment	(10)	(107)

Net cash used in investing activities	(10)	(107)
Financing activities
Payments on capital leases	(41)	(18)
Advance on line of credit — bank	—	500
Restricted cash	—	—
Exercise of options and warrants	32	153

Net cash provided by/(used in) financing activites	(9)	635
Effect of Exchange Rate Changes on Cash	(3)	(29)

Decrease in Cash and Cash Equivalents	(2,431)	(3,198)
Cash and Cash Equivalents, beginning of period	5,478	7,064

Cash and Cash Equivalents, end of period	$3,047	$3,866

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s one wholly-owned subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

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

Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in other current assets on the balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenue until revenue recognition criteria are met.

Uncompleted contracts at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Cost incurred on uncompleted contracts	$161	$112
Estimated earnings	169	286

Revenue recognized	330	398
Less: billings to date	(294)	(482)

	$36	$(84)

The above information is presented in the balance sheet as follows:

	June 30, 2012	December 31, 2011

Costs and estimated earnings in excess of billings on uncompleted contracts	$36	$15
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(99)

	$36	$(84)

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2012 and December 31, 2011, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50 at June 30, 2012 and December 31, 2011, respectively.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $49 and $50 at June 30, 2012 and December 31, 2011, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $108 and $65 at June 30, 2012 and December 31, 2011, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three and six months ended June 30, 2012 and 2011.

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

Depreciation and amortization expense was $75 and $155 for the three and six months ended June 30, 2012, respectively, compared to $122 and $266 for the same periods in the prior year.

10. Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation losses on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $0 were included in comprehensive losses during the three and six months ended June 30, 2012, respectively, compared to $21 and $(1) for the same periods in the prior year.

11. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the six months ended June 30, 2012 and 2011. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $396 and $955 during the three and six months ended June 30, 2012, respectively, compared to $620 and $1,193 for the same periods in the prior year.

12. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 2,833 and 3,262, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and six months ended June 30, 2012 and 2011.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

14. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $117 and $278, or a basic and diluted loss per share of $0.01 for both periods, was charged to expense during the three and six months ended June 30, 2012, respectively, compared to stock-based compensation expense of $178 and $523, or a basic and diluted loss per share of $0.01 and $0.03, for the same periods in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 24.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received. During the three and six months ended June 30, 2012, the Company recognized $15 and $200, or a basic and diluted loss per share of $0.00 and $0.01, of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services and for the stock issued to the Company’s non-employee directors as part of their compensation during the periods, respectively. The Company did not issue equity instruments to non-employees during the three or six months ended June 30, 2011.

See Note 5 for further information regarding stock-based compensation and the assumptions used to calculate the fair value of stock-based compensation.

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

17. Deferred Financing Costs

Amortization expense related to deferred financing costs was $3 for both the three and six months ended June 30, 2012, respectively, compared to $2 and $10 for the same periods in the prior year. The amortization expense was recorded as a component of interest expense. The balance of deferred finance costs at June 30, 2012 and December 31, 2011 was $0 and $3, respectively.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance at beginning of period	$50	$35
Provision for doubtful receivables	—	57
Write-offs	(1)	(42)

Balance at end of period	$49	$50

INVENTORIES

	June 30,	December 31,
	2012	2011
Finished goods	$79	$125
Work-in-process	43	45

Total inventories	$122	$170

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2012	2011
Leased equipment	$89	$89
Equipment	1,152	1,195
Leasehold improvements	381	381
Demonstration equipment	4	6
Purchased software	363	361
Furniture and fixtures	569	569

Total property and equipment	$2,558	$2,601
Less: accumulated depreciation and amortization	(2,052)	(1,950)

Net property and equipment	$506	$651

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	June 30,	December 31,
	2012	2011
Deferred software maintenance	$368	$459
Customer deposits and deferred project revenue	217	228

Total deferred revenue	$585	$687

ACCRUED LIABILITIES

	June 30,	December 31,
	2012	2011
Compensation	$309	$214
Accrued rent	221	232
Sales tax and other	54	123

Total accrued liabilities	$584	$569

See Note 4 for additional information on accrued remaining lease obligations.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011
Cash paid for:
Interest	$3	$5

Non-cash financing activity:
Warrants issued for debt issuance costs	$—	$8

NOTE 3: FAIR VALUE MEASUREMENT

As of June 30, 2012 and December 31, 2011, cash equivalents consisted of the following:

	June 30, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$2,806	$—	$—	$2,806

Total included in cash and cash equivalents	$2,806	$—	$—	$2,806

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$5,316	$—	$—	$5,316

Total included in cash and cash equivalents	$5,316	$—	$—	$5,316

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at June 30, 2012 and December 31, 2011 includes funds held in a commercial paper sweep account totaling $2,806 and $5,316, which are included in cash and cash equivalents in the consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At June 30, 2012 and December 31, 2011, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At June 30, 2012 and December 31, 2011, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of June 30, 2012 and December 31, 2011.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $240 as collateral which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of June 30, 2012 and December 31, 2011 was $240 and $300, respectively. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $94 and $189 for the three and six months ended June 30, 2012, respectively, compared to $92 and $204 for the same periods in the prior years.

Future minimum lease payments for operating leases are as follows:

At June 30, 2012	Lease Obligations
Six months ended December 31, 2012	$127
2013	261
2014	234
2015	207
2016	196
Thereafter	213

Total future minimum obligations	$1,238

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Litigation

The Company was not party to any material legal proceedings as of August 9, 2012, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective June 30, 2012. The Loan and Security Agreement provides the Company with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to the Company at any given time is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of June 30, 2012 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of June 30, 2012, the amount available to the Company under the loan and security agreement was $391.

The amendment which became effective June 30, 2012 decreased the tangible net worth minimum to $3,000 through September 30, 2012 and to $2,500 beginning October 1, 2012. This tangible net worth minimum increases (a) quarterly by 75% of the Company’s net income for each fiscal quarter starting with the third quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt; provided, however, the foregoing adjustment excludes proceeds of up to $2,000 received by the Company from the issuance of equity from July 31, 2012 through August 31, 2012. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). The March 2012 amendment also reduced the maximum permitted amount of outstanding letters of credit to $300.

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

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. The number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan and the Amended and Restated 2006 Non-Employee Director Stock Option Plan as of June 30, 2012 was 3,600 and 1,000, respectively. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2012 and 2011 was as follows:

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation costs included in:
Cost of sales	$2	$5	$4	$9
Sales and marketing expenses	30	31	41	78
Research and development expenses	26	11	39	24
General and administrative expenses	59	131	194	412

Total stock-based compensation expenses	$117	$178	$278	$523

At June 30, 2012, there was approximately $560 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The Company did not issue any stock options during the three months ended June 30, 2012. The weighted average estimated fair value of stock options granted during the first quarter of 2012 was $0.71 per share compared to $0.79 and $0.75 for the three and six months ended June 30, 2011. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life	n/a	4.03 years	4.18 years	3.82 to 4.03 years
Dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	88.7%	87.4%	88.7 to 90.6%
Risk-free interest rate	n/a	1.3%	0.5 to 0.8%	1.3 to 1.8%

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 24.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In February 2012 and March 2011, the Company granted stock options for the purchase of an aggregate of 305 and 250 shares to two executive officers and certain key employees, respectively. In addition, each of the Company’s six non-employee board members received stock options to purchase 33 and 20 shares of the Company’s stock in February 2012 and March 2011. In June 2011, the Company granted stock options for the purchase of an aggregate of 45 shares to two key employees.

The Company issued 30 shares of restricted stock awards to a key employee in February 2012. The shares require both continued employment and achievement of certain performance targets to be achieved by June 30, 2012. As of June 30, 2012, the performance targets had been achieved and the shares were issued to the employee. The weighted average fair value of the shares was based on the closing market price on the date of grant of $1.07. The fair market value of the grants totaled $32 and was recognized as stock compensation expense on a straight-line basis through June 30, 2012.

In February 2012, the Company issued 106 unregistered shares of its common stock to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $114 and was recognized as compensation expense during the three months ended March 31, 2012. In addition, the Company issued a three-year warrant for the purchase of 150 shares of common stock at an exercise price of $1.75 to another vendor in exchange for public relation services. The fair value of the warrants was $0.47 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.51% and a volatility rate of 87.4%. The total fair value of $71 was recognized as compensation expense during the three months ended June 30, 2012 as the warrant was 100% exercisable upon issuance.

In April 2012, the Company issued an aggregate of 15 shares of common stock to its six non-employee board members and an aggregate of 30 shares of common stock to two key sales employees in June 2012. The shares were issued to the six non-employee board members as part of their compensation for board service during the first quarter of 2012. The shares were issued to the two key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan. The weighted average fair value of the shares was based on the closing market price on the date of grant of $0.74. The fair value of the stock totaled $34 and was recognized as compensation expense during the first half of 2012.

Stock options and warrants for the purchase of 192 shares were cancelled or expired during the first half of 2012.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 400 to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 358, leaving 242 remaining shares available to be issued under the plan, as of June 30, 2012.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$1,446	$2,793	$3,083	$4,885
Canada	92	237	222	525
Other International	19	24	25	41

Total Sales	$1,557	$3,054	$3,330	$5,451

Geographic segments of property and equipment are as follows:

	June 30, 2012	December 31, 2011
Property and equipment, net:
United States	$462	$596
Canada	44	55

Total	$506	$651

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
Chrysler	46.5%	60.8%	44.5%	45.8%
ARAMARK	11.7%	*	11.2%	13.6%

	58.2%	60.8%	55.7%	59.4%

*	Sales to this customer were less than 10% of total sales for the period reported.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2012 and December 31, 2011, a significant portion of the Company’s accounts receivable was concentrated with a few customers:

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Customer	June 30, 2012	December 31, 2011
Chrysler	40.1%	44.7%
Aramark	12.0%	12.5%

	52.1%	57.2%

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to these accounting policies during the first half of 2012.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	June 30, 2012	% of total sales	June 30, 2011	% of total sales	$ Increase (Decrease)	% Increase (Decrease)
Sales	$1,557	100.0%	$3,054	100.0%	$(1,497)	(49.0%)
Cost of sales	612	39.3%	1,662	54.4%	(1,050)	(63.2%)

Gross profit (exclusive of depreciation and amortization shown separately below)	945	60.7%	1,392	45.6%	(447)	(32.1%)
Sales and marketing expenses	400	25.7%	514	16.8%	(114)	(22.2%)
Research and development expenses	396	25.4%	620	20.3%	(224)	(36.1%)
General and administrative expenses	1,280	82.2%	1,568	51.3%	(288)	(18.4%)
Depreciation and amortization expense	75	4.8%	122	4.0%	(47)	(38.5%)

Total operating expenses	2,151	138.2%	2,824	92.5%	(673)	(23.8%)

Operating loss	(1,206)	(77.5%)	(1,432)	(46.9%)	226	(15.8%)
Other income (expenses):
Interest expense	(1)	(0.1%)	(7)	(0.2%)	(6)	85.7%
Interest income	—	—	1	—	(1)	(100.0%)

Total other income (expense)	(1)	(0.1%)	(6)	(0.2%)	5	(83.3%)

Net loss	$(1,207)	(77.5%)	$(1,438)	(47.1%)	$231	(16.1%)

	Three Months Ended
	June 30, 2012	% of total sales	June 30, 2011	% of total sales	$ Increase (Decrease)	% Increase (Decrease)
United States	$1,446	92.9%	$2,793	91.5%	$(1,347)	(48.2%)
Canada	92	5.9%	237	7.8%	(145)	(61.2%)
Other International	19	1.2%	24	0.7%	(5)	(20.8%)

Total Sales	$1,557	100.0%	$3,054	100.0%	$(1,497)	(49.0%)

	Six Months Ended
	June 30, 2011	% of total sales	June 30, 2010	% of total sales	$ Increase (Decrease)	% Increase (Decrease)
Sales	$3,330	100.0%	$5,451	100.0%	$(2,121)	(38.9%)
Cost of sales	1,436	43.1%	2,966	54.4%	(1,530)	(51.6%)

Gross profit (exclusive of depreciation and amortization shown separately below)	1,894	56.9%	2,485	45.6%	(591)	(23.8%)
Sales and marketing expenses	858	25.8%	1,277	23.4%	(419)	(32.8%)
Research and development expenses	955	28.7%	1,193	21.9%	(238)	(19.9%)
General and administrative expenses	2,956	88.8%	3,438	63.1%	(482)	(14.0%)
Depreciation and amortization expense	155	4.7%	266	4.9%	(111)	(41.7%)

Total operating expenses	4,924	147.9%	6,174	113.3%	(1,250)	(20.2%)

Operating loss	(3,030)	(91.0%)	(3,689)	(67.7%)	659	(17.9%)
Other income (expenses):
Interest expense	(6)	(0.2%)	(18)	(0.3%)	(12)	66.7%
Interest income	1	—	3	0.1%	(2)	(66.7%)

Total other income (expense)	(5)	(0.2%)	(15)	(0.3%)	10	(66.7%)

Net loss	$(3,035)	(91.1%)	$(3,704)	(68.0%)	$669	(18.1%)

	Six Months Ended
	June 30, 2011	% of total sales	June 30, 2010	% of total sales	$ Increase (Decrease)	% Increase (Decrease)
United States	$3,083	92.6%	$4,885	89.6%	$(1,802)	(36.9%)
Canada	222	6.7%	525	9.6%	(303)	(57.7%)
Other International	25	0.7%	41	0.8%	(16)	(39.0%)

Total Sales	$3,330	100.0%	$5,451	100.0%	$(2,121)	(38.9%)

Sales

Our sales during the three months ended June 30, 2012 decreased 49% or $1,497 to $1,557, compared to the same period in the prior year. The majority of this decrease was attributable to lower orders of the iShowroom-branded tower application received from Chrysler LLC. During the second quarter of 2011, we received a $1.8 million purchase order from Chrysler LLC for the iShowroom branded towers to be installed at 400 Chrysler dealerships. We have not received any additional iShowroom branded tower orders from Chrysler since the second quarter of 2011 as Chrysler continues to consume and deploy inventory from the purchase made in May 2011. During the second quarter of 2012, we received a total of 25 individual Fiat dealership orders compared to 22 for the same period in the prior year. We believe Chrysler will continue to rollout iShowroom-branded tower application with further dealership adoption and depletion of the existing inventory purchased back in May 2011. Additionally, Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. However, since we do not have a contract with Chrysler requiring it to source all the various components of these solutions through us, and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders. As of June 30, 2012, we had received purchase orders for 400 dealers from Chrysler for the Branded Tower Salons and 225 Fiat orders from individual dealerships. Partially offsetting the decline in sales of interactive iShowroom kiosks during the second quarter of 2012 when compared to the same period a year ago was an increase in development and content orders from Chrysler. Chrysler has continued to invest in additional ways of extending the iShowroom interactive application including the ability to render the content to various devices such as tablets and smartphones. We believe this enhancement shows Chrysler’s continued commitment to the iShowroom program as we continue to receive additional orders for further enhancements to the platform.

Sales to ARAMARK were up slightly during the second quarter of 2012 when compared to the same period in the prior year due to additional deployments of our digital menu board solutions within ARAMARK’s food service locations. The total number of locations we manage for ARAMARK through our network operations center was approximately 250 as of June 30, 2012.

Our revenue for the first half of 2012 totaled $3,330 compared to $5,451 for the same period in the prior year, a decrease of $2,121 or 39%. The decrease in revenue when comparing the first half of 2012 to 2011 was due primarily to the $1.8 million purchase order we received in May 2011 from Chrysler LLC for the iShowroom branded towers representing 400 dealerships. During the first half of 2012, we generated $1,482 from this customer, compared to $2,494 for the same period in the prior year. Additionally, we received $842 fewer orders from individual Fiat dealerships for the interactive kiosks featuring iShowroom when comparing the first half of 2012 to the first half of 2011. Our revenue from ARAMARK during the first half of 2012 was also lower by $526 when compared to the same period in the prior year with fewer deployments of digital menu boards and interactive ordering kiosks to colleges and universities located throughout the U.S. Partially offsetting these decreases was an increase in revenue generated during the first half of 2012 with a new customer, Buffalo Wild Wings, for an initial five store deployment of our marketing technology solutions. This particular solution has an emphasis on creating a new guest experience through the interaction of a touchscreen photo booth application, which displays both consumer generated and client branded content. Additionally, the solution uses unique QR codes and email to allow customers to share their photos with their social networks, extending the content beyond the restaurant’s locations to further promote its brand. We believe this implementation validates our capabilities beyond traditional digital menu boards and has the ability to generate additional revenue for us in the future.

We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $940 during the first half of 2012, an 18% increase from $800 recognized during the same period in the prior year, as our installation base continues to grow. Due to the current economic environment and the lengthy sales cycle associated with deploying large scale marketing technology solutions, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales declined 63% or $1,050 to $612 for the second quarter of 2012 compared to the same period in the prior year. On a year-to-date basis, our cost of sales declined 52% or $1,530 to $1,436 when comparing the first half of 2012 to the same period in the prior year. Both decreases were due primarily to the decline in hardware sales to Chrysler and fewer orders received from individual Fiat dealerships for the interactive kiosks featuring iShowroom. On a percentage basis, our overall gross margin improved to 61% for the second quarter of 2012, compared to 46% for the same period in 2011. Our gross margin on a percentage basis for the first half of 2012 was 57% compared to 46% for the same period in the prior year. The year over year improvement in our gross margin on a percentage basis for the periods presented was primarily due to a higher percentage of our revenue coming from development and professional service fees related to the sale of our new marketing technology offerings compared to higher level of hardware sales in 2011 associated with kiosks sold to Chrysler and individual Fiat dealerships. Also, we continue to see an improvement to our gross margin on a dollar and percentage basis related to our recurring hosting revenue as our installed basis continues to grow. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margin on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Our operating expenses decreased 24% or $673 to $2,151 for the three months ended June 30, 2012 compared to the same period in the prior year. Total operating costs for the first half of 2012 totaled $4,924 compared to $6,174 for the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 22% or $114 to $400 for the three months ended June 30, 2012 compared to the same period in the prior year. Total sales and marketing costs for the first half of 2012 totaled $858 compared to $1,277 for the same period in the prior year. The decrease in sales and marketing expense when comparing the second quarter of 2012 to 2011 was primarily due a decrease in employee compensation expenses associated with the lower levels of sales during the periods presented and also a decrease in tradeshow and other marketing advertising expenses. The decrease in the first half of 2012 when compared to the same period in 2011 was also due to lower levels of compensation and employee related expenses of $215 attributable to the lower level of sales and other personnel changes made during first quarter of 2012. We also incurred a reduction in tradeshow costs of $110 during the first half of

2012 compared to the same period in 2011 as a result of concentrating our marketing dollars on more forums and user groups instead of the larger national tradeshows such as Digital Signage Expo. Lastly, our stock compensation expense was lower by $37 when comparing the first half of 2012, to the same period in 2011. Total stock compensation expense included in sales and marketing was $30 and $41 during the second quarter and first half of 2012, compared to $31 and $78 for the same periods in the prior year, respectively. We continue to focus our efforts to maximize the return on investment by attending select industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any significant increase in our sales and marketing expenses for the full year 2012 relative to 2011 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expenses include salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the second quarter of 2012 decreased 36% or approximately $224 to $396 when compared to the same period in the prior year. Total research and development expense during the first half of 2012 totaled $955 compared to $1,193 for the same period in the prior year. The decreases were primarily related to a higher level of costs being allocated to cost of goods sold related to billable development work performed for our customers and other personnel changes made during the first quarter of 2012, which resulted in a reduction in employee compensation expense. Additionally, we experienced lower levels of consulting expense during the second quarter and first half of 2012 when compared to the same periods in the prior year. We currently believe the level of expenditure in research and development for the two remaining quarters of 2012 will be at a similar level to that experienced during the second quarter of 2012. It continues to be critical for our success that we are able to further enhance our RoninCast®X software as the need for a more sophisticated dynamic digital signage platform continues to evolve. Included in research and development expense was stock compensation expense of $26 and $39 during the second quarter and first half of 2012 compared to $11 and $24 for the same periods in the prior year, respectively.

General and administrative expenses include the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 18% or $288 and 14% or $482 for the second quarter and first half of 2012, respectively, when compared to the same periods in the prior year. The decrease when comparing the first half of 2012 to 2011 was the result of lower employee-related stock compensation expense of $218, a reduction in employee compensation and related travel expenses of $156, and a decline in fees paid for professional services and other public company related expenses of $155 and $51, respectively. Partially offsetting these declines was a $200 increase in stock compensation expense associated with the fair market value of the stock and warrants issued to outside vendors for professional services and for common stock issued to our six non-employee board members as part of their compensation for board service during the first half of 2012. Total stock compensation expense for the second quarter and first half of 2012 totaled $59 and $194 compared to $131 and $412 for the same periods in the prior year. Included in general and administrative expenses was $15 and $200 of stock compensation expense for common stock and warrants issued to outside vendors for professional services and common stock issued to our six non-employee board members during the second quarter and first half of 2012. We currently believe our general and administrative costs will remain a similar level to that experienced during the second quarter of 2012 for the remaining two quarters of 2012.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $47 and $111 when comparing the second quarter and first half of 2012 to the prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the first half of 2012 totaled $6 compared to $18 for the same period in 2011. Included in interest expense for the first half of 2012 and 2011 was $3 and $5, respectively, associated with the capital lease that we entered into in July 2010 and paid off in June 2012. The remaining amount was the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement we entered into in March 2010 and most recently modified effective June 30, 2012. The warrant vested 100% on date of grant and we are recognizing the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income was lower by $2 during the first half of 2012 when compared to the same period in the prior year. The decrease in interest income was primarily due to a lower average cash balance during the first quarter of 2012 compared to the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2012, we had $3,097 of cash and cash equivalents, including restricted cash, and working capital of $2,658. As of June 30, 2012, we did not have any debt. We plan to use our available cash and available line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended effective June 30, 2012 (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides us with a revolving line-of-credit up to $2,500 at an interest rate of prime plus 1.5%. The amount available to us at any given time is the lesser of (a) $2,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit which as of June 30, 2012 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of June 30, 2012, the amount available to us under the loan and security agreement was $391.

The amendment which became effective June 30, 2012 decreased the tangible net worth to $3,000 through September 30, 2012 and to $2,500 beginning October 1, 2012. This tangible net worth minimum increases (a) quarterly by 75% of our net income for each fiscal quarter starting with the third quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt; provided, however, the foregoing adjustment excludes proceeds of up to $2,000 received by our company from the issuance of equity from July 31, 2012 through August 31, 2012. We must comply with this tangible net worth minimum in order to draw on such line of credit and while there are outstanding credit extensions (other than our existing lease letter of credit). The March 2012 amendment also reduced the maximum permitted amount of outstanding letters of credit to $300.

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

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of June 30, 2012, we had an accumulated deficit of $92,051. The cash flow used in operating activities was $2,409 and $3,697 for the six months ended June 30, 2012 and 2011, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $3,035 and $3,704 for the half of 2012 and 2011, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $636 and $799 for the six months ended June 30, 2012 and 2011, respectively. Additionally, cash consumed from changes in our working capital accounts for both periods totaled $9 and $807 for the six months ended June 30, 2012 and 2011, respectively. The related fluctuations in our working capital accounts for the six months ended June 30, 2012, resulting in a decrease in receivables, was primarily due to Chrysler allowing us to submit progressive billings on the majority of the development and content projects at the end of each month, instead of at the time we complete the project. We believe we will be able to continue to submit progressive billings to Chrysler for all current and future related projects. The primary reason for the increase in our working capital accounts for the six months ended June 30, 2011 was due to the timing and collection of the large order we received from Chrysler during the second quarter of 2011 and the fourth quarter of 2010. During the fourth quarter of 2010, we received a $1.1 million purchase order from Chrysler for 100 iShowroom branded tower applications, which we were able to bill and collect prior to December 31, 2010. During the second quarter of 2011, we received and billed a similar order from Chrysler for 400 dealerships totaling $1.8 million which payment was not received until the third quarter of 2011, resulting in a significant increase in accounts receivable when comparing the same period balances. Our accrued liabilities increased $19 and $141 during the first half of 2012 and 2011, respectively, when compared to the prior year end balances as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. Partially offsetting these declines in our working capital was a decline in accounts payable balances of $313 and $338 at the end of the second quarter of 2012 and 2011, respectively, when compared to the prior year end balances. The decrease in accounts payable for the six month period ended June 30, 2012 was the result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales fulfilled through third party vendors. The primary reason for the $338 decline in accounts payable during the first half of 2011 was the result of a larger percentage of vendor purchases, including the $1.8 million purchase order from Chrysler in May 2011, being made earlier in the second quarter of 2011, when compared to the same period in the prior year. The decline in deferred revenue for the six month period ended June 30, 2012 was primarily due to a larger concentration of our annual hosting and support billing being made at the end of 2011 for the 2012 renewal year. The increase in deferred revenue for the six months ended June 30, 2011 was primarily due to the deferral of undelivered services associated with the $1.8 million purchase order we received from Chrysler during the second quarter of 2011. The decrease in inventory of $48 during the first half of 2012 was due again to lower level of hardware sales during the second quarter of 2012 compared to the fourth quarter of 2011. The increase in inventory of $57 during the first half of 2011 when compared to the prior year balances was primarily the result of additional inventory secured for the Chrysler iShowroom implementations mentioned above. Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations through December 31, 2012.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2012 was $10 compared to $107 during the same period in the prior year. The decrease in cash used in investing activities was entirely due to fewer equipment purchases made during the first half of 2012 when compared to the same period of 2011. Our capital expenditures during the first half of 2011 were primarily related to information technology software for managing our backup and recovery capabilities. We believe further capital equipment investments for the remainder of 2012 will not be significant as our current infrastructure has the capacity to service additional deployments based on our current forecast.

Financing Activities

Net cash provided by/(used in) financing activities during the first half of 2012 and 2011 was ($9) and $635, respectively. During the first half of 2012, we received proceeds totaling $32 from the issuance of shares under our associate stock purchase plan, compared to $37 during the same period in 2011. Additionally, we received $116 of proceeds from stock option exercises during the six months ended June 30, 2011. Cash provided by financing activities also included a $500 draw on our line of credit with Silicon Valley Bank in the six months ended June 30, 2011. These cash inflows from financing activities were offset by $41 and $18 of principal payments made on a capital lease we entered into in July 2010.

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

As of June 30, 2012, Chrysler accounted for 40.1% of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s accounts receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying note receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

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

To assist us as we assess how to improve our liquidity, increase our capital resources, and consider strategic options, we have engaged Roth Capital Partners, LLC to render financial advisory and investment banking services to our company in connection with our general financial strategy and planning, including an evaluation of strategic and financial alternatives. We anticipate that we will be required to raise additional capital through the sale of equity securities. Such financing would be dilutive to existing shareholders and may be completed at a discount to market price. There can be no assurance we will successfully complete such an equity financing.

Our long-range capital requirements will depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our future needs should we not become cash flow positive or should we be unable to sustain positive cash flow, we may be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. Those covenants include maintaining minimum tangible net worth. There can be no assurance we will successfully complete any future equity or debt financing.

Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially from markets which continue to be risk averse. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures consistent with our levels of operations, infrastructure and personnel for the remainder of 2012.

Operating and Capital Leases

At June 30, 2012, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of June 30, 2012 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,238	$250	$467	$405	$116

Our internal source of liquidity solely consists of our cash balance, which as of June 30, 2012 was $3.1 million. Of this amount, $2.8 million is invested in a daily sweep commercial paper account with Silicon Valley Bank. We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business. Our external sources of liquidity include a line of credit with Silicon Valley Bank. As of June 30, 2012, the amount available to us under this line of credit was $391.

Based on our working capital position at June 30, 2012, we believe we have sufficient working capital to meet our current obligations through December  31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of June 30, 2012, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized as an adjustment to shareholders’ equity through accumulated other comprehensive loss. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial in the first half of 2012 and 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of August 9, 2012, and there were no such proceedings pending during the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The following information is reported pursuant to Item 1.01 of Form 8-K:

On August 3, 2012, we entered into a fourth amendment to our Loan and Security Agreement with Silicon Valley Bank, which became effective June 30, 2012. The amendment (1) reduced the tangible net worth requirement to $3,000, commencing June 30, 2012 and continuing through September 30, 2012, (2) reduced the tangible net worth requirement to $2,500, commencing October 1, 2012 and continuing through the expiration date of March 13, 2013, and (3) established that the minimum tangible net worth requirement increases (a) quarterly by 75% of our net income for each fiscal quarter starting with the third quarter of 2012 and (b) by 75% of the proceeds from future issuances of equity and/or the principal amount of subordinated debt; provided, however, the foregoing adjustment excludes proceeds of up to $2,000 received by our company from the issuance of equity from July 31, 2012 through August 31, 2012. The foregoing description is qualified in its entirety by reference to the fourth amendment to our Loan and Security Agreement with Silicon Valley Bank, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

The following information is reported pursuant to Item 2.03 of Form 8-K:

The information set forth in response to Item 1.01 of Form 8-K above is incorporated by reference in response to this Item 2.03.

Item 6. Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: August 9, 2012	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 26, 2012 (File No. 001-33169)).

10.2	Fourth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2012.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.