Form 10-Q/A
period 2012-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2012-08-16
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012 OR

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Wireless Ronin Technologies, Inc. for the period ended June 30, 2012 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T . Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

Item 6.	Exhibits.

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: August 16, 2012	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

101	Financials in XBRL format.**

*	Previously filed with Form 10-Q.
**	Filed herewith.