Form 10-Q
period 2012-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2012-11-09
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 8, 2012, the registrant had 24,990,071 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,465	$5,478
Accounts receivable, net of allowance of $49 and $50	1,154	1,347
Inventories	194	170
Prepaid expenses and other current assets	155	193

Total current assets	4,968	7,188
Property and equipment, net	464	651
Restricted cash	50	50
Other assets	21	40

TOTAL ASSETS	$5,503	$7,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$—	$41
Accounts payable	840	870
Deferred revenue	603	687
Accrued liabilities	677	569

Total current liabilities	2,120	2,167

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 50,000 shares authorized; 24,977 and 22,969 shares issued and outstanding	250	230
Additional paid-in capital	96,863	95,047
Accumulated deficit	(93,231)	(89,016)
Accumulated other comprehensive loss	(499)	(499)

Total shareholders’ equity	3,383	5,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,503	$7,929

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales
Hardware	$512	$942	$1,146	$3,487
Software	113	184	295	1,062
Services and other	1,144	1,175	3,658	3,203

Total sales	1,769	2,301	5,099	7,752
Cost of sales
Hardware	339	575	707	2,364
Software	21	29	65	124
Services and other	513	562	1,537	1,644

Total cost of sales (exclusive of depreciation and amortization shown separately below)	873	1,166	2,309	4,132

Gross profit	896	1,135	2,790	3,620

Operating expenses:
Sales and marketing expenses	339	431	1,197	1,708
Research and development expenses	462	555	1,417	1,748
General and administrative expenses	1,206	1,412	4,162	4,850
Depreciation and amortization expense	68	111	223	377

Total operating expenses	2,075	2,509	6,999	8,683

Operating loss	(1,179)	(1,374)	(4,209)	(5,063)
Other income (expenses):
Interest expense	(1)	(6)	(7)	(24)
Interest income	—	—	1	3

Total other expense	(1)	(6)	(6)	(21)

Net loss	$(1,180)	$(1,380)	$(4,215)	$(5,084)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.18)	$(0.26)

Basic and diluted weighted average shares outstanding	23,426	19,495	23,211	19,389

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,180)	$(1,380)	$(4,215)	$(5,084)
Foreign currency translation gain	—	24	—	23

Total comprehensive loss	$(1,180)	$(1,356)	$(4,215)	$(5,061)

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(4,215)	$(5,084)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	223	377
Stock-based compensation expense	377	692
Issuance of common stock for services	152	—
Issuance of warrants for services	71	—
Amortization of warrants issued for debt issuance costs	3	14
Provision for doubtful accounts	—	15
Change in operating assets and liabilities:
Accounts receivable	201	785
Inventories	(24)	(19)
Prepaid expenses and other current assets	38	99
Other assets	20	—
Accounts payable	(31)	(613)
Deferred revenue	(85)	136
Accrued liabilities	107	213

Net cash used in operating activities	(3,163)	(3,385)
Investing activities
Purchases of property and equipment	(36)	(123)

Net cash used in investing activities	(36)	(123)
Financing activities
Payments on capital lease obligations	(41)	(26)
Advance on line of credit - bank	—	500
Proceeds from the issuance of common stock	1,198	—
Exercise of options and warrants	51	200

Net cash provided by financing activites	1,208	674
Effect of Exchange Rate Changes on Cash	(22)	26

Decrease in Cash and Cash Equivalents	(2,013)	(2,808)
Cash and Cash Equivalents, beginning of period	5,478	7,064

Cash and Cash Equivalents, end of period	$3,465	$4,256

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

The Company’s wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc., an Ontario, Canada provincial corporation located in Windsor, Ontario, maintains a vertical-specific focus in the automotive industry and houses the Company’s content engineering operation. RNIN Canada develops digital content and sales support systems to help retailers train their sales staff and educate their customers at the point of sale. Today, the capabilities of this operation are integrated with the Company’s historical business to provide content solutions to all of its clients.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

2. Foreign Currency

During the first quarter of 2012, the Company reevaluated the reporting currency and determined that the functional currency for its operations in Canada is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

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

Uncompleted contracts at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Cost incurred on uncompleted contracts	$25	$112
Estimated earnings	145	286

Revenue recognized	170	398
Less: billings to date	(141)	(482)

	$29	$(84)

The above information is presented in the balance sheet as follows:

	September 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$49	$15
Billings in excess of costs and estimated earnings on uncompleted contracts	(20)	(99)

	$29	$(84)

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2012 and December 31, 2011, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company is required to maintain a cash balance of $50 at September 30, 2012 and December 31, 2011, respectively.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $49 and $50 at September 30, 2012 and December 31, 2011, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $108 and $65 at September 30, 2012 and December 31, 2011, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three and nine months ended September 30, 2012 and 2011.

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

Depreciation and amortization expense was $68 and $223 for the three and nine months ended September 30, 2012, respectively, compared to $111 and $377 for the same periods in the prior year.

10. Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. Total unrealized foreign currency translation losses on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar of $0 were included in comprehensive losses during the three and nine months ended September 30, 2012, respectively, compared to $24 and $23 for the same periods in the prior year.

11. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the nine months ended September 30, 2012 and 2011. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $462 and $1,417 during the three and nine months ended September 30, 2012, respectively, compared to $555 and $1,748 for the same periods in the prior year.

12. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 2,717 and 3,108, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and nine months ended September 30, 2012 and 2011.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13. Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

14. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $99 and $377, or a basic and diluted loss per share of $0.00 and $0.02, was charged to expense during the three and nine months ended September 30, 2012, respectively, compared to stock-based compensation expense of $169 and $692, or a basic and diluted loss per share of $0.01 and $0.04, for the same periods in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received. During the three and nine months ended September 30, 2012, the Company recognized $14 and $214, or a basic and diluted loss per share of $0.00 and $0.01, of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services and for the stock issued to the Company’s non-employee directors as part of their compensation. The Company did not issue equity instruments to non-employees during the three or nine months ended September 30, 2011.

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

17. Deferred Financing Costs

Amortization expense related to deferred financing costs was $0 and $3 for the three and nine months ended September 30, 2012, respectively, compared to $4 and $14 for the same periods in the prior year. The amortization expense was recorded as a component of interest expense. The balance of deferred financing costs at September 30, 2012 and December 31, 2011 was $0 and $3, respectively.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance at beginning of period	$50	$35
Provision for doubtful receivables	—	57
Write-offs	(1)	(42)

Balance at end of period	$49	$50

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

INVENTORIES

	September 30,	December 31,
	2012	2011
Finished goods	$172	$125
Work-in-process	22	45

Total inventories	$194	$170

PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2012	2011
Leased equipment	$89	$89
Equipment	1,191	1,195
Leasehold improvements	381	381
Demonstration equipment	4	6
Purchased software	376	361
Furniture and fixtures	573	569

Total property and equipment	$2,614	$2,601
Less: accumulated depreciation and amortization	(2,150)	(1,950)

Net property and equipment	$464	$651

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	September 30,	December 31,
	2012	2011
Deferred software maintenance	$550	$459
Customer deposits and deferred project revenue	53	228

Total deferred revenue	$603	$687

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

ACCRUED LIABILITIES

	September 30,	December 31,
	2012	2011
Compensation	$380	$214
Accrued rent	215	232
Sales tax and other	82	123

Total accrued liabilities	$677	$569

See Note 4 for additional information on accrued remaining lease obligations.

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2012	2011
Cash paid for:
Interest	$4	$5

Non-cash financing activity:
Warrants issued for debt issuance costs	$—	$8

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 3: FAIR VALUE MEASUREMENT

As of September 30, 2012 and December 31, 2011, cash equivalents consisted of the following:

	September 30, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$3,024	$—	$—	$3,024

Total included in cash and cash equivalents	$3,024	$—	$—	$3,024

	December 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$5,316	$—	$—	$5,316

Total included in cash and cash equivalents	$5,316	$—	$—	$5,316

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at September 30, 2012 and December 31, 2011 primarily represents funds held in a commercial paper sweep account totaling $3,024 and $5,316, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At September 30, 2012 and December 31, 2011, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At September 30, 2012 and December 31, 2011, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of September 30, 2012 and December 31, 2011.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances during the fourth quarter of 2010. The lease requires the Company to maintain a letter of credit in the amount of $240 as collateral which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of September 30, 2012 and December 31, 2011 was $240 and $300, respectively. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $90 and $279 for the three and nine months ended September 30, 2012, respectively, compared to $92 and $296 for the same periods in the prior year.

Future minimum lease payments for operating leases are as follows:

At September 30, 2012	Lease Obligations
Three months ended December 31, 2012	$64
2013	259
2014	234
2015	207
2016	199
Thereafter	197

Total future minimum obligations	$1,160

Litigation

The Company was not party to any material legal proceedings as of November 8, 2012, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective September 30, 2012. The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%. The availability of which is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of September 30, 2012 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of September 30, 2012, the amount available to the Company under the loan and security agreement was $686. There was no outstanding balance as of September 30, 2012.

The amendment which became effective September 30, 2012 adjusted the minimum tangible net worth requirement to $3,000 for the month ending September 30, 2012, to $2,500 for the months ending October 31, 2012, November 30, 2012 and December 31, 2012, and to $1,400 for the months ending January 31, 2013, February 28, 2013, and through the maturity date of March 13, 2013. It

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

further established that the minimum tangible net worth requirement increases (a) by 75% of the Company’s net income for each month starting with the month ending September 30, 2012 and (b) by 75% of the gross proceeds received from the Company’s issuances of equity during such month and/or the principal amount of subordinated debt incurred by the Company during such month, but excluding the gross proceeds from the Company’s September 2012 registered direct offering of equity securities. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $300.

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

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. The number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan and the Amended and Restated 2006 Non-Employee Director Stock Option Plan as of September 30, 2012 was 3,600 and 1,000, respectively. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation costs included in:
Cost of sales	$2	$5	$6	$14
Sales and marketing expenses	20	19	61	97
Research and development expenses	7	12	46	36
General and administrative expenses	70	133	264	545

Total stock-based compensation expenses	$99	$169	$377	$692

At September 30, 2012, there was approximately $507 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The Company did not issue any stock options during the three months ended September 30, 2012. The weighted average estimated fair value of stock options granted during the first nine months of 2012 was $0.71 per share compared to $0.77 and $0.75 for the three and nine months ended September 30, 2011. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life	n/a	4.07 years	4.18 years	3.82 to 4.07 years
Dividend yield	n/a	0%	0%	0%
Expected volatility	n/a	88.5%	87.4%	88.5 to 90.6%
Risk-free interest rate	n/a	0.7%	0.5 to 0.8%	0.7 to 1.8%

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

The Company issued 30 shares of restricted stock awards to a key employee in February 2012. The shares require both continued employment and achievement of certain performance targets by June 30, 2012. As of June 30, 2012, the performance targets had been achieved and the shares were issued to the employee. The weighted average fair value of the shares was based on the closing market price on the date of grant of $1.07. The fair market value of the grants totaled $32 and was recognized as stock compensation expense on a straight-line basis through June 30, 2012.

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

In April 2012, July 2012 and October 2012, the Company issued an aggregate of 15, 15 and 12 shares of common stock, respectively, to its six non-employee board members. The Company also issued an aggregate of 30 and 14 shares of common stock to

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

two key sales employees in June 2012 and August 2012, respectively. The shares were issued to the six non-employee board members as part of their compensation for board service for the nine month period ended September 30, 2012. The shares were issued to the two key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan. The weighted average fair value of the shares was based on the closing market price on the date of grant of $0.81 and $0.76 for the three and nine months ended September 30, 2012. The fair value of the stock awards was recognized as compensation expense and totaled $22 and $69 for the three and nine months ended September 30, 2012.

Stock options and warrants for the purchase of 308 shares were cancelled or expired during the nine months ended September 30, 2012.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 300 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 400. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 400 to 600. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 384, leaving 216 remaining shares available to be issued under the plan, as of September 30, 2012.

Registered Direct Offering

In September 2012, the Company sold a total of 1,738 shares of its common stock at $0.81 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $1,198 in net proceeds as a result of this registered direct offering.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$1,687	$2,144	$4,770	$7,029
Canada	65	145	287	670
Other International	17	12	42	53

Total Sales	$1,769	$2,301	$5,099	$7,752

Geographic segments of property and equipment are as follows:

	September 30,	December 31,
	2012	2011
Property and equipment, net:
United States	$422	$596
Canada	42	55

Total	$464	$651

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
Chrysler	30.2%	28.3%	39.6%	40.6%
ARAMARK	28.3%	29.0%	17.1%	18.1%

	58.5%	57.3%	56.7%	58.7%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2012 and December 31, 2011, a significant portion of the Company’s accounts receivable was concentrated with the following customers:

Customer	September 30, 2012	December 31, 2011
Chrysler	31.8%	44.7%
ARAMARK	32.4%	12.5%

	64.2%	57.2%

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

Our wholly-owned subsidiary, Wireless Ronin Technologies (Canada), Inc. (“RNIN Canada”), an Ontario, Canada provincial corporation located in Windsor, Ontario, maintains a vertical-specific focus in the automotive industry and houses our content engineering operation. RNIN Canada develops digital content and sales support systems to help retailers train their sales staff and educate their customers at the point of sale. Today, the capabilities of this operation are integrated with our historical business to provide content solutions to all of our clients.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. There were no significant changes to these accounting policies during the nine month period ended September 30, 2012.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
Sales	$1,769	100.0%	$2,301	100.0%	$(532)	(23.1%)
Cost of sales	873	49.3%	1,166	50.7%	(293)	(25.1%)

Gross profit (exclusive of depreciation and amortization shown separately below)	896	50.7%	1,135	49.3%	(239)	(21.1%)
Sales and marketing expenses	339	19.2%	431	18.7%	(92)	(21.3%)
Research and development expenses	462	26.1%	555	24.1%	(93)	(16.8%)
General and administrative expenses	1,206	68.2%	1,412	61.4%	(206)	(14.6%)
Depreciation and amortization expense	68	3.8%	111	4.8%	(43)	(38.7%)

Total operating expenses	2,075	117.3%	2,509	109.0%	(434)	(17.3%)

Operating loss	(1,179)	(66.6%)	(1,374)	(59.7%)	195	(14.2%)
Other income (expenses):
Interest expense	(1)	(0.1%)	(6)	(0.3%)	(5)	83.3%
Interest income	—	—	—	—	—	—

Total other expense	(1)	(0.1%)	(6)	(0.3%)	5	(83.3%)

Net loss	$(1,180)	(66.7%)	$(1,380)	(60.0%)	$200	(14.5%)

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
United States	$1,687	95.4%	$2,144	93.2%	$(457)	(21.3%)
Canada	65	3.7%	145	6.3%	(80)	(55.2%)
Other International	17	1.0%	12	0.5%	5	41.7%

Total Sales	$1,769	100.0%	$2,301	100.0%	$(532)	(23.1%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
Sales	$5,099	100.0%	$7,752	100.0%	$(2,653)	(34.2%)
Cost of sales	2,309	45.3%	4,132	53.3%	(1,823)	(44.1%)

Gross profit (exclusive of depreciation and amortization shown separately below)	2,790	54.7%	3,620	46.7%	(830)	(22.9%)
Sales and marketing expenses	1,197	23.5%	1,708	22.0%	(511)	(29.9%)
Research and development expenses	1,417	27.8%	1,748	22.5%	(331)	(18.9%)
General and administrative expenses	4,162	81.6%	4,850	62.6%	(688)	(14.2%)
Depreciation and amortization expense	223	4.4%	377	4.9%	(154)	(40.8%)

Total operating expenses	6,999	137.3%	8,683	112.0%	(1,684)	(19.4%)

Operating loss	(4,209)	(82.5%)	(5,063)	(65.3%)	854	(16.9%)
Other income (expenses):
Interest expense	(7)	(0.1%)	(24)	(0.3%)	(17)	70.8%
Interest income	1	—	3	—	(2)	(66.7%)

Total other expense	(6)	(0.1%)	(21)	(0.3%)	15	(71.4%)

Net loss	$(4,215)	(82.7%)	$(5,084)	(65.6%)	$869	(17.1%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2012	sales	2011	sales	(Decrease)	(Decrease)
United States	$4,770	93.5%	$7,029	90.7%	$(2,259)	(32.1%)
Canada	287	5.7%	670	8.6%	(383)	(57.2%)
Other International	42	0.8%	53	0.7%	(11)	(20.8%)

Total Sales	$5,099	100.0%	$7,752	100.0%	$(2,653)	(34.2%)

Sales

Our sales during the three months ended September 30, 2012 decreased 23% or $532 to $1,769, compared to the same period in the prior year. The majority of this decrease was attributable to lower orders received for our marketing technology solutions in the food services and retail industries. During the third quarter of 2011, we received an order for approximately $200 from The Mall of America to provide a digital signage solution. In addition, we also received an order for approximately $150 during the third quarter of 2011 from a food service provider for a marketing technology solution we deployed at a store located in Times Square in New York City. Lastly, our overall sales to ARAMARK were also lower when comparing the third quarter of 2012 to the same period in the prior year by approximately $170. This was the result of fewer deployments of our digital menu board solutions within ARAMARK’s food service locations. The total number of locations we manage for ARAMARK through our network operations center was 273 as of September 30, 2012.

Chrysler LLC continues to be a significant customer for us and accounted for 30% of our revenue for the third quarter of 2012. We continue to receive orders for supporting Chrysler’s iShowroom interactive application, which include content creation services and software development related projects to further enhance the platform. Additionally, we received a purchase order in October 2012 totaling $648 from Chrysler to renew its annual hosting and support services arrangement for the web version of iShowroom for the period of October 1, 2012 to December 31, 2013. We believe this order shows Chrysler’s continued commitment to the iShowroom program. Although we have not received any additional iShowroom branded towers orders since the second quarter of 2011, we believe Chrysler will further expand the program with further dealership adoption once the inventory we’ve already delivered and recognized as revenue is deployed from the purchase made in May 2011. In addition, during the third quarter of 2012, we received a total of 17 individual Fiat dealership orders compared to 26 for the same period in the prior year. Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. However, since we do not have a contract with Chrysler requiring it to source all the various components of these solutions through us, and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders. As of September 30, 2012, we had received purchase orders for 400 dealers from Chrysler for the Branded Tower Salons and 242 Fiat orders from individual dealerships and we had recognized all of such purchases as revenue.

Our revenue for the nine month period ended September 30, 2012 totaled $5,099 compared to $7,752 for the same period in the prior year, a decrease of $2,653 or 34%. The decrease in revenue when comparing the nine month period ended September 30, 2012 to the same period in 2011 was due primarily to the approximately $1,800 purchase order we received in May 2011 from Chrysler for the iShowroom branded towers representing 400 dealerships. During the nine months ended September 30, 2012, we generated $2,012 from this customer, compared to $3,146 for the same period in the prior year. Additionally, revenue decreased $789 due to fewer orders from individual Fiat dealerships for the interactive kiosks featuring iShowroom when comparing the nine month period ended September 30, 2012 to the same period in the prior. Our revenue from ARAMARK for the nine months ended September 30, 2012 was also lower by $526 when compared to the same period in the prior year with fewer deployments of digital menu boards and interactive ordering kiosks to colleges and universities located throughout the U.S. Partially offsetting these decreases was an increase in revenue generated during the nine month period ended September 30, 2012 with a new customer, Buffalo Wild Wings, for an initial five store deployment of our marketing technology solutions. This particular solution has an emphasis on creating a new guest experience through the interaction of a touchscreen photo booth application, which displays both consumer generated and client branded content. Additionally, the solution uses unique QR codes and email to allow customers to share their photos with their social networks, extending the content beyond the restaurant’s locations to further promote its brand. In September 2012, we received new orders from Buffalo Wild Wings totaling $246, which include the development of customer engagement applications and the deployment of our RoninCast software to 50 stores. We anticipate we will recognize the revenue associated with these orders during the fourth quarter of 2012. We believe this implementation validates our capabilities beyond traditional digital menu boards and has the ability to generate additional revenue for us in the future.

We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $1,478 during the nine month period ended September 30, 2012, a 24% increase from $1,191 recognized during the same period in the prior year, as our installation base continues to grow. In September 2012, ARAMARK renewed its annual hosting and support services arrangement totaling, $270, which covers the period from October 1, 2012 to September 30, 2013. Also, as mentioned above Chrysler renewed its annual hosting and maintenance services agreement with us for a total of $648, including support for the web version of iShowroom from October 1, 2012 through December 31, 2013, which is part of our recurring hosting revenue. Due to the current economic environment and the lengthy sales cycle associated with deploying large scale marketing technology solutions, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales declined 25% or $293 to $873 for the third quarter of 2012 compared to the same period in the prior year. For the nine months ended September 30, 2012, our cost of sales declined 44% or $1,823 to $2,309 when compared to the nine months ended September 30, 2011. Both decreases were due primarily to the decline in hardware sales to Chrysler and fewer orders received from individual Fiat dealerships for the interactive kiosks featuring iShowroom. On a percentage basis, our overall gross margin improved to 51% for the third quarter of 2012, compared to 49% for the same period in 2011. Our gross margin on a percentage basis for the nine months ended September 30, 2012 was 55% compared to 47% for the same period in the prior year. The year-over-year improvements in our gross margin on a percentage basis for the periods presented were primarily due to a higher percentage of our revenue coming from development and professional service fees related to the sale of our new marketing technology offerings, compared to the higher level of hardware sales in 2011. Also, we continue to see an improvement to our gross margin on a dollar and percentage basis related to our recurring hosting revenue as our installed base continues to grow. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe that, over the long-term, our gross margin on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Our operating expenses decreased 17% or $434 to $2,075 for the three months ended September 30, 2012 compared to the same period in the prior year. Total operating costs for the nine months ended September 30, 2012 totaled $6,999 compared to $8,683 for the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock-based compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 21% or $92 to $339 for the three months ended September 30, 2012 compared to the same period in the prior year. Total sales and marketing costs for the nine month period ended September 30, 2012 totaled $1,197 compared to $1,708 for the same period in the prior year. The decrease in sales and marketing expense when comparing the third quarter of 2012 to 2011 was primarily due to a decrease in tradeshow expenses. The decrease for the nine months ended September 30, 2012 when compared to the same period in 2011 was due to lower levels of compensation and employee-related expenses of $229 attributable to the lower level of sales and personnel changes made during first quarter of 2012. We also reduced our tradeshow costs and related advertising expenses by $194 during the nine month period ended September 30, 2012 compared to the same period in 2011 as a result of concentrating our marketing dollars on more forums and user groups instead of the larger national tradeshows such as Digital Signage Expo. Lastly, our stock-based compensation expense was lower by $36 when comparing the nine month period ended September 30, 2012, to the same period in 2011. Total stock-based compensation expense included in sales and marketing was $20 and $61 during the third quarter and nine months ended September 30, 2012, compared to $19 and $97 for the same periods in the prior year, respectively. We continue to focus our efforts to maximize the return on investment by attending select industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Any significant increase in our sales and marketing expenses for the full year 2012 relative to 2011 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the third quarter of 2012 decreased 17% or approximately $93 to $462 when compared to the same period in the prior year. Total research and development expense during the nine month period ended September 30, 2012 totaled $1,417 compared to $1,748 for the same period in the prior year. The decrease when comparing the third quarter of 2012 to the same period in 2011 was primarily related to lower employee compensation costs due to personnel changes made during the first quarter of 2012. Although we experienced lower employee-related expenses for the nine month period ended September 30, 2012 compared to the same period in 2011, the decrease was primarily attributable to a higher level of research and development costs being allocated to cost of goods sold related to billable development work performed for our customers and lower outside consultant expense. We currently believe the level of expenditure in research and development for the fourth quarter of 2012 will be at a similar level to that experienced during the third quarter of 2012. It continues to be critical for our success that we are able to further enhance our RoninCast®X software as the need for a more sophisticated dynamic digital signage platform continues to evolve. Included in research and development expense was stock-based compensation expense of $7 and $46 during the third quarter and nine month period ended September 30, 2012 compared to $12 and $36 for the same periods in the prior year, respectively.

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 15% or $206 and 14% or $688 for the third quarter and nine months ended September 30, 2012, respectively, when compared to the same periods in the prior year. The decline in general and administrative expenses when comparing the third quarter of 2012 to 2011 was primarily attributable to lower professional fees of $44, a reduction in employee compensation and related costs of $34 and also $22 less in public company related expenses. The decrease when comparing the nine month period ended September 30, 2012 to 2011 was the result of lower employee-related stock-based compensation expense of $281, a reduction in employee compensation and related travel expenses of $191 and a decline in fees paid for professional services and other public company related expenses of $199 and $73, respectively. Partially offsetting these declines was a $214 increase in stock-based compensation expense attributable to the stock and warrants issued to outside vendors for professional services and for common stock issued to our six non-employee board members as part of their compensation for board service during the nine month period ended September 30, 2012. Total stock compensation expense for the third quarter and nine months ended September 30, 2012 totaled $70 and $264 compared to $133 and $545 for the same periods in the prior year. Included in general and administrative expenses was $12 and $212 of stock compensation expense for common stock and warrants issued to outside vendors for professional services and common stock issued to our six non-employee board members during the third quarter and the nine month period ended September 30, 2012. We currently believe our general and administrative costs will remain at a similar level to that experienced during the third quarter of 2012 for the fourth quarter of 2012.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $43 and $154 when comparing the third quarter and the nine month period ended September 30, 2012 to the prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the nine month period ended September 30, 2012 totaled $7 compared to $24 for the same period in 2011. Included in interest expense for the nine months ended September 30, 2012 was $3 and $8, respectively, associated with the capital lease that we entered into in July 2010 and paid off in June 2012. The remaining amount was the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the $2,500 loan and security agreement we entered into in March 2010 and most recently modified effective June 30, 2012. The warrant vested 100% on date of grant and we recognized the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant resulting in an incremental increase in fair value of $0.20 per share. The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income was lower by $2 during the nine month period ended September 30, 2012 when compared to the same period in the prior year. The decrease in interest income was primarily due to a lower average cash balance during the nine month period ended September 30, 2012 compared to the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2012, we had $3,515 of cash and cash equivalents, including restricted cash, and working capital of $2,848. As of September 30, 2012, we did not have any debt. We plan to use our available cash and available line of credit to fund operations, including the continued development of our products and attraction of new customers through sales and marketing initiatives.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank, which was most recently amended effective September 30, 2012 (as amended, the “Loan and Security Agreement”). The Loan and Security Agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%. The availability of which is the lesser of (a) $2,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit which as of September 30, 2012 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of September 30, 2012, the amount available to us under the loan and security agreement was $686. There was no outstanding balance as of September 30, 2012.

The amendment which became effective September 30, 2012 adjusted the minimum tangible net worth requirement to $3,000 for the month ending September 30, 2012, to $2,500 for the months ending October 31, 2012, November 30, 2012 and December 31, 2012, and to $1,400 for the months ending January 31, 2013, February 28, 2013, and through the maturity date of March 13, 2013. It further established that the minimum tangible net worth requirement increases (a) by 75% of our net income for each month starting with the month ending September 30, 2012 and (b) by 75% of the gross proceeds received from our issuances of equity during such month and/or the principal amount of subordinated debt we incur during such month, but excluding the gross proceeds from our September 2012 registered direct offering of equity securities. We must comply with this tangible net worth minimum in order to draw on such line of credit and while there are outstanding credit extensions (other than our existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $300.

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

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of September 30, 2012, we had an accumulated deficit of $93,231. The cash flow used in operating activities was $3,163 and $3,385 for the nine months ended September 30, 2012 and 2011, respectively. The majority of the cash consumed from operations for both periods was attributed to our net losses of $4,215 and $5,084 for the nine months ended September 30, 2012 and 2011, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $815 and $1,083 for the nine months ended September 30, 2012 and 2011, respectively. Additionally, cash provided by changes in our working capital accounts for both periods totaled $226 and $616 for the nine months ended September 30, 2012 and 2011, respectively. The related fluctuations in our working capital accounts for the nine months ended September 30, 2012, resulting in a decrease in receivables, was primarily due to Chrysler allowing us to submit progressive billings on the majority of the development and content projects at the end of each month, instead of at the time we complete the project. We believe we will be able to continue to submit progressive billings to Chrysler for all current and future related projects.

The primary reason for the decrease in our working capital accounts for the nine months ended September 30, 2011 was due to the timing and collection of the large orders we received from Chrysler during the second quarter of 2011 and the fourth quarter of 2010. During the fourth quarter of 2010, we received an approximately $1,100 purchase order from Chrysler for 100 iShowroom branded tower applications, which we were able to bill and collect prior to December 31, 2010. During the second quarter of 2011, we received and billed a similar order from Chrysler for 400 dealerships totaling approximately $1,800 which payment was received in third quarter of 2011. Additionally, our quarterly revenues were lower when comparing the third quarter of 2011 to the fourth quarter of 2010, which all resulted in a significant decrease in accounts receivable when comparing the same period balances.

Our accrued liabilities increased $107 and $213 at September 30, 2012 and 2011, respectively, when compared to the prior year end balances as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. Partially offsetting these declines in our working capital was a decline in accounts payable balances of $31 and $613 at the end of the third quarter of 2012 and 2011, respectively, when compared to the prior year end balances. The decrease in accounts payable for the nine month period ended September 30, 2012 was the result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales fulfilled through third party vendors. The primary reason for the $613 decline in accounts payable during the nine month period ended September 30, 2011 was the result of a larger percentage of vendor purchases being made earlier in the third quarter of 2011, when compared to the fourth quarter of 2010, as the timing controlled when we processed our customer orders. The decrease in deferred revenue for the nine month period ended September 30, 2012 was primarily due to lower levels of content and software development related projects for Chrysler when comparing the September 30, 2012 balance to the balance at the end of December 2011. The increase in deferred revenue for the nine months ended September 30, 2011 was attributable to an increase in deferred work for Chrysler and also an increase in our annual hosting and support services. Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations through June 30, 2013.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012 was $36 compared to $123 during the same period in the prior year. The decrease in cash used in investing activities was entirely due to fewer equipment purchases made during the nine month period ended September 30, 2012 when compared to the same period of 2011. Our capital expenditures during the nine months ended September 30, 2011 were primarily related to information technology software for managing our backup and recovery capabilities. We believe further capital equipment investments for the remainder of 2012 will not be significant as our current infrastructure has the capacity to service additional deployments based on our current forecast.

Financing Activities

Net cash provided by financing activities during the nine month period ended September 30, 2012 and 2011 was $1,208 and $674, respectively. In September 2012, we sold 1,738 shares of our common stock at $0.81 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $1,198 in net proceeds as a result of this registered direct offering. During the nine month period ended September 30, 2012, we received proceeds totaling $51 from the issuance of shares under our associate stock purchase plan, compared to $67 during the same period in 2011. Additionally, we received $133 of proceeds from stock option exercises during the nine months ended September 30, 2011. Cash provided by financing activities also included a $500 draw on our line of credit with Silicon Valley Bank during the nine months ended September 30, 2011, which was repaid in October 2011. The cash inflows from financing activities during the nine months ended September 30, 2012 and 2011 were partially offset by $41 and $26 of principal payments made on a capital lease we entered into in July 2010, for the nine month periods ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, ARAMARK and Chrysler accounted for 32.4% and 31.8%, respectively, of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offering we completed in September 2012, and the availability of our line of credit, will be adequate to fund our operations through June 30, 2013.

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

Operating and Capital Leases

At September 30, 2012, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of September 30, 2012 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$1,160	$235	$455	$470	$—

Our internal source of liquidity solely consists of our cash balance, which as of September 30, 2012 was $3,465. Of this amount, $3,024 is invested in a daily sweep commercial paper account with Silicon Valley Bank. We continuously monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Additionally, we have no limits or restrictions on our ability to use or access these funds for operating our business. Our external sources of liquidity include a line of credit with Silicon Valley Bank. As of September 30, 2012, the amount available to us under this line of credit was $686.

Based on our working capital position at September 30, 2012, we believe we have sufficient working capital to meet our current obligations through June  30, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of September 30, 2012, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of our cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial during the nine month periods ended September 30, 2012 and 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of November 8, 2012, and there were no such proceedings pending during the period covered by this report.

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

Item 5. Other Information

The following information is reported pursuant to Item 1.01 of Form 8-K:

Silicon Valley Bank. On November 5, 2012, we entered into a fifth amendment to our Loan and Security Agreement with Silicon Valley Bank, which became effective September 30, 2012. The amendment adjusted the minimum tangible net worth requirement to $3,000 for the month ending September 30, 2012, to $2,500 for the months ending October 31, 2012, November 30, 2012 and December 31, 2012, and to $1,400 for the months ending January 31, 2013, February 28, 2013, and through the maturity date of March 13, 2013. It further established that the minimum tangible net worth requirement increases (a) by 75% of our net income for each month starting with the month ending September 30, 2012 and (b) by 75% of the gross proceeds received from our issuances of equity during such month and/or the principal amount of subordinated debt we incur during such month, but excluding the gross proceeds from our September 2012 registered direct offering of equity securities. The foregoing description is qualified in its entirety by reference to the fifth amendment to our Loan and Security Agreement with Silicon Valley Bank, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

The following information is reported pursuant to Item 2.03 of Form 8-K:

The information set forth in response to Item 1.01 of Form 8-K above regarding Silicon Valley Bank is incorporated by reference in response to this Item 2.03.

Item 6. Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: November 9, 2012	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	Fourth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 10, 2012 (File No. 001-33169)).

10.2	Fifth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated November 5, 2012.

10.3	Placement Agency Agreeement between the Registrant and Roth Capital Partners, LLC dated September 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012 (File No. 001-33169)).

10.4	Form of Subscription Agreement (incorporated by reference to our Current Report on Form 8-K filed on September 18, 2012 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.

[SEC CORRESPONDENCE]

Wireless Ronin Technologies, Inc.

5929 Baker Road, Suite 475

Minnetonka, Minnesota 55345

November 9, 2012

Writer’s Direct Dial:

(952) 564-3525

VIA EDGAR

Securities and Exchange Commission

100 F Street, N.E.

Washington, D.C. 20549

Re:	Wireless Ronin Technologies, Inc.

Quarterly Report on Form 10-Q

(File No. 001-33169)

Ladies and Gentlemen:

On behalf of Wireless Ronin Technologies, Inc. (the “Company”), attached please find an EDGAR transmission of the Company’s Quarterly Report on Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended.

If you have any questions, please contact the undersigned at (952) 564-3525 or Brett D. Anderson of Briggs and Morgan, P.A., our legal counsel, at (612) 977-8417.

Very truly yours,

/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer

cc:	Scott W. Koller

Brett D. Anderson, Esq.