Form 10-K
period 2012-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2013-03-01
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2012, was approximately $18,399,389, based upon the last sale price of one share on such date.

As of February 28, 2013, the issuer had outstanding 5,017,786 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

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

Due to losses suffered from operations, in its report in the attached financial statements for the year ended December 31, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund our operations beyond May 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. In light of our financial condition and potential for continued net losses, we are evaluating strategic and financial alternatives and have engaged Roth Capital Partners, LLC to assist us in that process. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. However, there can be no assurance that any of these efforts will be successful or resolve our short-term liquidity issues. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Business Strategy

Our objective is to provide marketing technology solutions and services to customers in our targeted retail and service markets. We believe our marketing technology solutions can help our customers increase revenues and improve operating efficiencies in the execution of their marketing initiatives. To achieve our objective, we are pursuing the following strategies:

Focus on Vertical Markets. Our direct sales force focuses primarily on the following vertical market segments: (1) automotive, (2) food service, which includes quick serve restaurant (“QSR”), fast casual and managed food services, and (3) branded retail. Within retail, we focus on branded services with bricks and mortar locations, and “consumer goods manufacturers,” such as brands being carried within a retail environment. To attract and influence customers, all three of these key vertical markets continue to seek new mediums that provide greater flexibility in influencing the customer purchase cycle through the implementation of our marketing technology solutions. We focus on markets in which we believe our solution offers the greatest advantages in functionality, implementation and deployment over traditional media advertising.

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

Participate in Relevant Trade Shows. During 2012 we participated in the International Retail Design Conference (IRDC), Fast Casual Executive Summit, and Dine America. IRDC is the premier educational and networking event for the store design and merchandising community, drawing speakers and attendees from throughout the U.S. and abroad. Fast Casual Executive Summit is a gathering that brings together a select group of top executives from the fast casual restaurant industry for networking, workgroup sessions and an exchange of ideas and innovations on the industry’s top strategic issues. Dine America is a food service conference for industry executives to exchange ideas and participate in networking events and educational sessions. In addition, we take advantage of speaking opportunities at GlobalShop and publish a number of industry white papers to support our position in the digital signage industry.

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

Industry Background

Since the advent of the internet and most recently the introduction of social networks, companies are exploiting the rapid advancements in technologies as a way to directly market to their customers. As a result, companies are now able to cost effectively build a one-to-one relationship by specifically addressing the individual needs of their customers. Our customers feel this is key to any sales environment, especially where sales staff turnover is high and product knowledge is low. Companies are accomplishing their strategies by implementing various marketing technology solutions we now offer our customers:

•

Digital Signage. At the heart of our digital signage solution is our cloud-based RoninCast® network management and content management software platform. It gives our customers the power to deliver and manage marketing and advertising campaigns with the touch of a button, providing full and immediate control of messaging on a digital screen. Our customers can monitor results, make changes instantly, and manage multiple installations from one location. Through dynamic data integration, RoninCast is leveraged to create result-oriented digital signage solutions that integrate with client data sources, mobile apps, web apps and social media.

•

Kiosks. We have developed and managed a multitude of interactive kiosk systems for clients in the retail, automotive, food services, and public space markets. These interactive kiosks have been used to accomplish many objectives, including:

•	Providing product specifications, demonstrations, and comparisons

•	Enrolling customers in loyalty programs

•	Redeeming and delivering coupons

•	Delivering valuable information to email accounts and mobile devices

•	Providing product inventory data feeds with customer preferences to match in-stock or overstocked products to the buyer’s individual needs

•	Presenting individual and group gaming environments to motivate, teach, and impact sales

•	Providing sales presentation support

•	Providing training to sales associates

•	Creating interactive wayfinding experiences

•

Mobile Messaging. Mobile marketing and digital signage have an unparalleled synergy, allowing today’s technically rich, time poor consumer to place our customer’s marketing message in their pocket. From the screen to their hands, we can deliver rich content and increase the touch points with relevant and timely mobile messaging to their consumers. We can integrate mobile messaging into our customers’ strategy and build excitement and brand message consistency through the use of QR codes, SMS marketing, near field communications and mobile applications while providing the consumer with rich take-away content. We believe reaching people this way, personally and naturally, generates a deeper response.

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

•

Web. We mix together the experience and creativity of our web development team with our approach to content engineering to provide client solutions that have been engineered for browser-based presentations on desktops and mobile devices. Through a single RoninCast® content management system, product information can be deployed to a retail interactive kiosk. At the same time, a web-based desktop version of the content can add permission-based eLearning courses and assessments to help teach sales consultants. RoninCast can also be configured to push content to interactive kiosks and company websites to create a consistent customer experience.

The RoninCast® Solution

RoninCast® solutions offer a digital alternative to static signage that provides our customers with a dynamic visual marketing system designed to enhance the way they advertise, market, deliver and update their messages to targeted audiences. Our technology can be combined with interactive touch screens to create new platforms for assisting with product selection and conveying marketing messages. For example, we designed Chrysler’s iShowroom which launched in the 2009 in both a desktop version and an interactive touch screen kiosk for auto shoppers at Chrysler dealerships.

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

RoninCast® is an enterprise, web-based or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign. Our most significant iteration of RoninCast® was released in the fourth quarter of 2010. We are currently anticipating our next significant software release to be in the first quarter of 2013.

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

•

Integrated Applications. RoninCast® software can integrate digital signage with other applications and databases including point-of-sale. RoninCast® software is able to use a database feed, RSS, Web Service feed to change the content or marketing message, making it possible for our customers to deliver targeted messages. Data feeds can be available either internally within a business or externally through the Internet. For example, our customers can specify variable criteria or conditions which RoninCast® software will analyze, delivering marketing content relevant to the changing environment. This data can come from a myriad of sources, such as point-of-sale systems in a retail store.

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

Industry Recognition

Over the years, we have been recognized with both Apex and Content awards for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE) and other leading tradeshows in our industry. In February 2012, a customer of ours was awarded a silver Apex Award in the Food and Beverage category for a solution we deployed at one of its locations in Times Square. This solution involves an interactive photo booth application, which integrates social media for user-generated content.

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

We market to companies that seek marketing solutions across multiple devices. We target companies that deploy point-of-purchase advertising or visual display systems and whose business model incorporates marketing, advertising, infotainment or delivery of messages. Typical applications are retail and service business locations that depend on traditional static point-of-purchase advertising. We believe that any retail businesses promoting a brand or advertisers seeking to reach consumers at public venues are also potential customers. We believe that our primary vertical market segments for adopting marketing technology solutions include:

•

Automotive. RoninCast® for Automotive delivers relevant content to all areas of a dealership and to special events like auto shows. It includes pre-built automotive design templates and content along with our Automotive Content Management System and Dealer Ad Planner tools. Interactive touch screens deliver detailed product information that informs and educates customers and employees alike.

•

Food Service. QSR (Quick Serve Restaurant), Fast Casual, and Managed Food Services. The use of menu boards and promotional boards both in-store and in the drive-through allow restaurants to address the unique challenges of the industry, allowing for immediate compliance and the ability to quickly update pricing and highlight new items.

•

Branded Retail. Our marketing technology solutions allows retailers to set promotions to fit various demographics of customers and their respective shopping patterns and cycles, and to offer services that more effectively compete with online retailers. Our marketing technology solutions also effectively address retailers’ challenge of point-of-purchase compliance.

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition of RNIN Canada from 99 clients at the end of 2007 to over 200 clients at the end of 2012. Detail on key customers is as follows:

•

Chrysler — RNIN Canada has provided goods and services to Chrysler since 2001, including digital content creation services, e-learning tools and a data-driven touch screen kiosk program. The initial touch screen kiosk program used throughout Chrysler’s dealer network was called the Chrysler Vehicle Information Centre. Since 2009 we have been working with Chrysler on a next generation system called iShowroom. Chrysler’s U.S. dealerships can use the proprietary iShowroom product either in a personal computer only configuration, which is provided by Chrysler to each of its U.S. dealerships, or through a digital signage kiosk located on the showroom floor, which we jointly market with Chrysler to its dealers. Additionally, Chrysler launched Branded Tower Salons in 2010 promoting each of their four brands, Jeep, Ram, Chrysler and Dodge, through the iShowroom application to its dealership network. Although we have not received any additional iShowroom branded towers orders from Chrysler dealers since the second quarter of 2011, we believe Chrysler will further expand the program with further dealership adoption once the inventory we’ve already delivered and recognized as revenue is deployed from the purchase made in May 2011. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders. Additionally, Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. Through December 31, 2012, we had received purchase orders for 400 dealers from Chrysler for the Branded Tower Salons and 261 Fiat orders from individual dealerships most of which have been filled as of December 31, 2012. We also continue to provide additional content development services to Chrysler that feature Chrysler products as they are displayed on iShowroom digital signage systems. Sales to Chrysler represented 40.9% and 39.9% of total sales in 2012 and 2011, respectively.

•

ARAMARK – We have provided goods and services to ARAMARK for its operations in the food service industry since April 2008. ARAMARK provides managed food service to colleges, universities, healthcare institutions, sports and entertainment venues, conference centers and other private and public gathering places. While ARAMARK is not our only customer in the food industry, it is our only customer that provides managed food service. We have received purchase orders from ARAMARK’s Higher Education division to support menu boards and touch screens on university campuses, including its Burger Studio, Grille Works and Topio brands. Additionally, ARAMARK has placed orders for our product services at elementary and secondary schools. Through December 31, 2012, we had received purchase orders for 299 locations we manage or will be managing through our network operations center most of which have been filled as of December 31, 2012. Sales to ARAMARK represented 16.2% and 17.9% of our total sales in 2012 and 2011, respectively.

•

Thomson Reuters – We have provided goods and services to Thomson Reuters in connection with Thomson Reuters’ InfoPoint digital signage system since June 2007. The InfoPoint digital signage system is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market. In June 2012, we entered into an exclusive services contract with Thomson Reuters pursuant to which Thomson Reuters will offer and sell to its customers a new digital signage service called Thomson Reuters Knowledge Direct Digital Signage. This signage solution is designed to inform, entertain and captivate audiences by combining a customer’s messaging with Thomson Reuters news and market data, making it ideal for branches, lobbies, stations, corporate offices, airports and other public spaces. As part of this arrangement, Thomson Reuters will be exclusively procuring such software and services from us. As of December 31, 2012, we provided 24-hour per day hosting and support services to 362 locations for Thomson Reuters. Sales to Thomson Reuters represented 6.2% and 4.6% of total sales in 2012 and 2011, respectively.

•

YUM!/KFC – Since December 2007, we have provided goods and services to KFC, an entity operating in the QSR industry, and its parent, YUM Restaurants Services, Group, Inc. (“YUM!”). We have provided goods and services in connection with KFC’s implementation of digital menu boards in restaurants in seven metropolitan areas selected by KFC. Those digital menu boards have been installed in both KFC-owned and franchise restaurant locations. The total number of stores being monitored by our NOC as of the end of 2012 was 188 locations across five countries. KFC restaurants in Las Vegas, Austin, Oklahoma City, Orlando, Jacksonville and Louisville are now 100% digital. Sales to YUM!/KFC represented 3.4% of total sales in 2012 and 2.1% in 2011.

•

Buffalo Wild Wings – Starting in early 2012, we began working with Buffalo Wild Wings on several of our marketing technology solutions focused on enhancing the in-store experience for their customers. The offering deployed to the initial five stores had an emphasis on creating a new guest experience through the interaction of a touchscreen photo booth application, which displays both consumer generated and client-branded content. Additionally, the solution uses unique QR codes and email to allow customers to share their photos with their social networks, extending the content beyond the restaurant’s locations to further promote its brand. In September 2012, we received orders from Buffalo Wild Wings for the development of several customer engagement applications and the deployment of our RoninCast software to 50 stores. As of December 31, 2012, the number of stores deployed totaled 59. Sales to Buffalo Wild Wings represented 5.8% of total sales in 2012 and 0% in 2011.

Product Description

RoninCast® is a dynamic digital signage solution that combines scalable, secure, enterprise compliant, proprietary software with off-the-shelf or customer-owned hardware. This integrated solution creates a network capable of controlling, managing, scheduling and delivering content from a single location to an enterprise-level system.

RoninCast® software is built in two main software suites: the Server Software Suite and the Client Software Suite.

RoninCast® Server Software Suite

The RoninCast® Server Software Suite is a secure web-based, distributed server which provides control over the network. The Server Software Suite includes the following components:

Web-Based Management System (WBMS) – the WBMS suite is the central hub of RoninCast®, it provides the digital signage operators with a single point for controlling the entire digital signage network through an Internet browser over an SSL secured connection.

The WBMS provides access to the standard RoninCast® functions as well as client customized features and custom reporting. RoninCast implements user access through a role based concept. Each user has, upon login, all the features in which they have access rights to control their own networks. WBMS hosted functions are:

•

Network Manager—this allows digital signage operators to manage their network of screens and organize them in groups to simplify control, updates, monitoring and reporting. Network groups can follow any business concept whether it is location based, time zone based, location type or any other concept. Virtual grouping allows the operators to create as many groups as needed to target the entire network, a group of screens or individual screens.

•

Content Scheduler—the content scheduler provides a timeline view for each content zone with flexible view options. Operators can view schedules over a year or down to seconds. The content scheduler offers system users a powerful yet simple interface to perform complex scheduling tasks such as content playback repeats or recurrence (daily, weekly and monthly) over different types of content. It also allows operators to create and maintain content playlists and target a specific zone or multiple zones.

•

Content Management System (CMS)—the CMS is one of the customizable WBMS components. Using the CMS, operators have the ability to manage their content such as items and prices on menu boards, specials, promotions and other updatable content.

•

Network Monitoring - RoninCast® offers digital signage operators three main network monitoring functions within the WBMS. Other monitoring and alert notification functions are available through different means such as email, reports and NOC functions.

•

Reporting - reporting includes both standard system reports and client customized reports. Standard system reports provide an overview of system operations while customized reports are client-specific.

Distribution Server—the distribution server is a scalable robust server which provides content delivery to all screens. Utilizing a secure connection, it delivers schedules, data and content to subscribed screens.

Data Processing Server—players across the network upload different types of data to the server. Such data includes device health data, proof of plays and log data. The data processing server acts on all these data sources and processes them in an optimized database for further processing into reports, raw data feeds and decision analytics.

Software Update Server—the software update server ensures that all devices in the network are up-to-date. Once software updates are available, the software update server delivers these updates to all subscribed devices. All out-of-date disconnected devices are brought up-to-date once connected.

Integration Services—Integration services provides external systems with a secured application programming interface (API) for the RoninCast® Server Suite through secured web services. External systems can access all RoninCast® features through the Integration Services API. Such features include network management, content scheduling, content management, data request and reporting.

RoninCast® Client Software Suite

The RoninCast® client software suite bundles all the software components required to operate the device players (PCs). This software suite communicates with the server suite over SSL secured HTTP port 80. The client suite main components are:

Media Player—media player enables the playback of a wide range of content formats from Flash, movies, and images to TV tuners and MS Power Point.

Macromedia Flash – is a multimedia platform used to add animation, video, and interactivity to web pages.

Catalog Manager—the catalog manager manages content libraries on player devices. It uses the device schedule to determine expired assets and perform content cleanup to ensure proper disk space usage.

Data Integration Layer (DIL)—the DIL allows the player to leverage external data sources for different services. External data sources can be used to drive content, schedules and other functions as needed. As an example, electronic menu board content can be driven by a point-of-sale (POS) data source and/or inventory data source.

Device Health, Diagnosis and Repair Modules—these modules monitor both the player hardware and software. Monitoring data is uploaded to the server for reporting purposes and used to diagnose and repair common failures. These modules ensure proper player performance and higher player availability.

Software and Content Updates Modules—these modules ensure that the client software suite is always up-to-date. They also ensure timely delivery of content and schedule updates over a secured connection.

External Player Services—a secured set of services allows external systems to interact with the player and perform certain actions. Such actions include displaying certain content based on an externally triggered event.

Key Components

Key components of our solution include:

User-Friendly Network Control

When managing the RoninCast® network, the ability to easily and intuitively control the network is critical to the success of the system and the success of the customer. Customer input has been, and continues to be, invaluable in the design of the RoninCast® WBMS. Everything from simple design decisions, such as menu layout, to advanced network communication, such as seeing the content play on a remote screen, is designed to be user-friendly and intuitive.

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

Distributed Management

In order for RoninCast® solutions to be scalable to large organizations, it is necessary that each individual installation not burden the server with everyday tasks that are required to manage a complex network. To this end, the master controller offloads much of its work and monitoring to the site server. On the local network, the site monitor oversees the players, distributes content, and collects data. The only task that is required of the server is to monitor and communicate with the site server. In this way, expansion of the RoninCast® network by adding an installation does not burden the master controller by the number of screens added, but only by the single installation.

Enterprise-Level Compatibility

RoninCast® software is designed to easily integrate into large enterprises and become part of the suite of tools that are used every day. The RoninCast® WBMS runs under Windows (2K, XP and 2K+ Server). In order to accommodate our customers’ network administrators, our software supports the ability to use web services to create controlled, closed-loop interfaces for the RoninCast® system.

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

RoninCast® software utilizes standard HTTP or HTTPS to communicate with members of the system. Using HTTPS, RoninCast® is able to deliver content securely.

In order for computers to be approved for use on the RoninCast® network, their operating systems go through a rigorous hardening process. This hardening removes or disables extraneous programs that are not required for the core operation of RoninCast® applications. The result is a significantly more stable and secure base for the system as a whole.

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

RoninCast® also uses a username/password mechanism with one-way encryption to protect the system. RoninCast® also utilizes an access control layer that allows the administrator to give access or limit access to every part of the system all the way down to the object level.

Our Suppliers

Our principal suppliers include the following:

•	NEC Display Solutions, Viewsonic and LG for monitors;

•	ASI and Seneca Data for computers;

•	Chief Manufacturing, Inc. and Peerless for fixtures; and

•	Rollouts, PRS, Spencer Technologies and Field Solutions for installation services.

We have no long-term agreements with any of our suppliers.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider. We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position. The market for our products and services is subject to rapid technological change, including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options. Client requirements are also evolving rapidly. To remain successful, we must continually adapt to these and other changes. We incurred research and development expenses of $1.8 million in 2012, $2.1 million in 2011 and $2.9 million in 2010.

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

Content Engineering: Our content engineering group is tasked with the architecture, production and development of advanced interactive content as well as all e-learning content creation that engage and motivate customers and consumers alike.

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

Intellectual Property

Patents: As of February 28, 2013, we had received one design patent, had one U.S. patent application pending and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us. We may abandon patent applications if we determine that the patent is unlikely to be granted, it is unlikely to provide significant protection or it is impractical to continue the application process after correspondence with the appropriate patent office or examiner.

Trademarks: As of February 28, 2013, we had the following trademark registrations:

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

Competition

We compete with ComQi and Stratacache as digital signage providers. Within our primary verticals of automotive, food service and branded retail, our competitors include Broadsign, Scala, Omnivex, Hughes, Texas Digital Systems (acquired by Radiant Systems, who in turn was acquired by NCR, both in 2011), c-nario, Harris-Infocaster and Cisco Systems. Touch-screen competitors include Netkey (acquired by NCR in 2009) and Nanonation. Some or all of our competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our direct sales force, our full service network operations center, our complete marketing technology solutions and our brand awareness are the primary factors affecting our competitive position. We also compete with standard advertising media, including print, television and billboards.

Territories

Our company sells products and services primarily throughout North America. For the year ended December 31, 2012, we derived 93% of net sales in the U.S., 6% of net sales in Canada and 1% in other countries, based on the location of the end customer. For more information, see Note 8 to our Consolidated Financial Statements (“Segment Information and Major Customers”).

Regulation

We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components which we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills which address the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. As of February 28, 2013, we have not determined that such legislation or proposed legislation will have a material adverse impact on our business.

Employees

We often refer to our employees as associates. As of February 28, 2013, we had a full-time workforce of 62, of which 55 were employees (associates) and 7 were full-time contractors. Thirty-seven members of our workforce operate out of our headquarters located in Minnetonka, Minnesota. The others operate out of our office located in Windsor, Ontario, Canada. Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration.

Executive Officers of the Registrant

The following table provides information with respect to our executive officers as of February 28, 2013. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer.

Name	Age	Position with Company
Scott W. Koller	50	President and Chief Executive Officer

Darin P. McAreavey	44	Senior Vice President and Chief Financial Officer

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

Risks Related to Our Business

Our registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its report dated March 1, 2013, our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, stated that our financial statements for the fiscal year ended December 31, 2012, were prepared assuming that we would continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond May 2013. We continue to experience operating losses. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or our ability to continue as a going concern.

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of losses, operating in a developing industry. We have incurred losses since inception, and we have had only limited revenue. We may not ever become or remain profitable.

Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $5.4 million and $6.7 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of $94.4 million.

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

Our current cash position is insufficient to meet our working capital needs beyond May 2013. We will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. Those covenants include maintaining minimum tangible net worth, which we may not satisfy. There can be no assurance we will successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially from markets which continue to be risk averse. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We may experience difficulties identifying or consummating strategic or financial alternatives, and any such alternatives may not achieve desired results.

In light of our financial condition and potential for continued net losses, we are evaluating strategic and financial alternatives and have engaged Roth Capital Partners, LLC to assist us in that process. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. Pursuing such alternatives may disrupt operations, distract management and create uncertainties regarding the future direction of our business, products and services that could result in the loss of current or prospective customers, suppliers, employees and other business partners. In addition, we cannot provide assurance that we will identify one or more suitable third parties for any such transaction. Even if we identify one or more suitable third parties, we may not successfully negotiate or consummate any such transaction. If such a transaction is consummated, there can be no assurance that it will resolve our short-term liquidity issues. Furthermore, when pursuing such a transaction we may incur substantial legal and other fees whether or not such a transaction is consummated. If we are unable to consummate such a transaction, we may be required to discontinue certain products or services or otherwise exit all or certain portions of our business. If we divest or otherwise exit certain portions of our business, our business, financial condition and results of operations could be adversely affected. We also may incur certain liabilities and costs in connection with any divestiture or discontinuation of products or services, such as workforce reduction costs, costs associated with closing facilities and disposing of or writing off excess inventory and equipment, and contract termination costs. Any decision we make regarding our strategic and financial alternatives will necessarily involve risks and uncertainties and present challenges in implementation and integration. As a result, pursuit of any such alternatives may not lead to increased shareholder value and, whether or not we pursue such alternatives, the value of our shares may decrease.

Our success depends on our marketing technologies, RoninCast® software and our other products and services achieving and maintaining widespread acceptance in our targeted markets. If our products contain errors or defects, our business reputation may be harmed.

Our success will depend to a large extent on broad market acceptance of our marketing technologies, RoninCast® software and our other products and services among our prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our marketing technologies, RoninCast® software and our other products and services by our prospective customers will depend on the following factors:

•	our ability to demonstrate our marketing technologies’ and RoninCast® software’s economic and other benefits;

•	our customers becoming comfortable with using our marketing technologies and RoninCast® software; and

•	the reliability of our marketing technologies and the RoninCast® software and the hardware comprising our digital signage and other marketing technologies systems.

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

Disruptions in the economy and constraints in the capital, credit and commodities markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•	We cannot assure you that such funds would be available or sufficient under our loan and security agreement with Silicon Valley Bank, and we may not be able to successfully obtain additional financing on favorable terms, or at all. Although we were not in compliance with the minimum tangible net worth requirement under the loan and security agreement as of December 31, 2012, we obtained a waiver from Silicon Valley Bank for the default. From time to time we have failed to satisfy such covenant, which must be satisfied in order for us to borrow under such agreement. Furthermore, as a result of the contractually-imposed limits on our borrowing base, the amount available to us under the agreement, based on calculations as of January 31, 2013, was approximately $193,000. The line of credit, which is secured by all of our assets, matures on March 13, 2013.

•	Market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

•	Economic conditions could continue to result in our customers experiencing financial difficulties or electing to limit spending because of the declining economy, which may result in decreased revenue for us. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms.

•	Economic conditions could materially impact us through insolvency of our suppliers or current customers.

•	Economic conditions combined with the weakness in the credit markets could continue to lead to increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.

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

Our financial condition and potential for continued net losses may negatively impact our relationships with customers, prospective customers and third-party suppliers.

Our current cash position is insufficient to meet our working capital needs beyond May 2013. Our financial condition and potential for continued net losses could cause current and prospective customers to defer placing orders with us, to require terms that are unfavorable to us, or to place their orders with marketing technology suppliers other than Wireless Ronin, which could adversely affect our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our revenue to decline.

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

As of December 31, 2012, Chrysler and Buffalo Wild Wings accounted for 40.5% and 16.7%, respectively, of our accounts receivable. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

Our prospective customers often take a long time to evaluate our products and services and our customers may not make significant purchases even after their initial purchase, with this lengthy and variable sales cycle making it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our prospective customers often take significant time to evaluate our products before purchasing them. Even after making their first purchases of our products and services, existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases or at all. The period between initial customer contact and a purchase by a customer may be years with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

We rely on third parties to manufacture and supply parts and components for marketing technologies and digital signage systems we provide, and to provide order fulfillment, installation, repair services and technical and customer support. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and services and meet our customers’ demands and harm our business.

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

Because our sales approach currently includes strategic partners and business alliance relationships, we expect to face risks not faced by companies with only internal sales forces.

We currently sell most of our marketing technology offerings, which include digital signage systems and software licenses, through an internal sales force. We believe our future success will depend on such sales force and our ability to attract and form relationships with strategic partners and business alliances. We may not, however, be successful in forming these types of relationships, which could result in us being unable to expand our sales network to generate revenue. Our anticipated reliance on strategic partners and business alliances involves several risks, including the following:

•	we may not be able to adequately train our strategic partners and those with which we have business alliances to sell and service our software and services;

•	they may emphasize competitors’ products or decline to promote and sell our software and services;

•	our efforts to co-market products and services with third parties may not result in further adoption of our products and services;

•	arrangements with our partners and business alliances can be terminated by either party at any time and do not require any material financial commitment;

•	channel conflict may arise between other third parties and/or our internal sales staff; and

•	software to manage content may be given away.

Hardware companies may include digital signage software with functionality similar to RoninCast® software as an integrated hardware and software solution, which could have a material adverse effect on our business.

We have provided digital signage content management software to NEC. Our software development agreement with NEC provided that NEC would own the software that we wrote. NEC intends to bundle this software with hardware that it sells to its digital signage customers. While the software developed for NEC does not encompass all of the features and functions of our proprietary RoninCast® software, the NEC software enables digital signage customers to implement basic digital signage applications. While we believe that a certain number of those NEC customers beginning with the NEC software may come to want or need enhanced functionality of the RoninCast® software product, there is a risk that bundled software will cannibalize the demand for more fully featured products like RoninCast® digital signage software. If bundling digital signage content management software with hardware becomes an industry standard, we could risk losing software licensing sales. It is difficult for us to predict whether, when or the extent to which bundling digital signage content management software with hardware will become customary. It is also difficult to predict the functionality of the software that hardware manufacturers may bundle with hardware. If more sophisticated and fully featured software is bundled with hardware, that bundling may negatively impact our RoninCast® software license sales and adversely affect our business.

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

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost effective manner. Our pursuit of necessary technology may require substantial time and expense as experienced with our software product, RoninCast®. We may need to license new technologies to respond to technological change. These licenses may not be available to us on commercially reasonable terms or at all. We may not succeed in adapting our products and services to new technologies as they emerge. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.

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

As of February 28, 2013, we had received one design patent, had one U.S. patent application pending and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and our results of operations.

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

We are subject to various restrictive covenants under our loan and security agreement with Silicon Valley Bank which may prevent us from taking actions that could be beneficial to our shareholders without Silicon Valley Bank’s consent, including mergers, acquisitions and the incurrence of additional indebtedness.

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

If we determine that taking one of these actions would be in our best interests and we were unable to obtain the prior written consent of Silicon Valley Bank to do so, we would be required to repay the amount owing Silicon Valley Bank at that time, which may not be advisable or even practical, or forgo taking the action for which we sought consent. In such scenario, we would be unable to borrow additional sums under the agreement with Silicon Valley Bank which could adversely affect our liquidity and capital resources. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. Our failure to meet or maintain the minimum tangible net worth requirement would preclude us from drawing on such line of credit. Our inability to take actions due to the restrictive covenants or our need to repay amounts borrowed and effective loss of the line of credit could have a material adverse effect on our business and financial condition.

Risks Related to Our Securities

Because we currently fail to comply with NASDAQ requirements for continued listing, our common stock could be delisted from NASDAQ, which would likely adversely affect our ability to address our short-term liquidity issues and hinder investors’ ability to trade our common stock in the secondary market.

On February 27, 2013, we received a deficiency letter from NASDAQ notifying us that our common stock was subject to delisting from the NASDAQ Capital Market because our $2.3 million in shareholders’ equity as of December 31, 2012 was not in compliance with the $2.5 million minimum shareholders’ equity requirement for continued listing. We have been provided until April 15, 2013 to submit a plan to regain compliance with this continued listing requirement. In April 2012, we received a deficiency letter from NASDAQ notifying us that our common stock was subject to delisting from the NASDAQ Capital Market because we were not in compliance with the minimum bid price requirement for continued listing. Our board of directors approved a one-for-five share combination of our outstanding common stock, which became effective on December 14, 2012 and, in compliance with the minimum bid price requirement, our common stock maintained a price above $1.00 for the next ten consecutive business days.

We must regain compliance with NASDAQ’s minimum shareholders’ equity requirement for continued listing and maintain compliance with NASDAQ’s other continued listing requirements, including the $1.00 minimum bid price, in order for our common stock to remain listed on the NASDAQ Capital Market. If our common stock is delisted from NASDAQ, trading in our common stock would likely thereafter be conducted in the over-the-counter markets in the so-called pink sheets or the OTC Bulletin Board. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in the coverage of our company by securities analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail. In addition, delisting would likely adversely affect our ability to address our short-term liquidity issues.

We are subject to financial reporting and other requirements for which our accounting, other management systems and resources may not be adequately prepared.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with reporting requirements and corporate governance requirements, including requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and rules implemented by the SEC and the NASDAQ Stock Market (“NASDAQ”), which are subject to change from time to time. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer. In addition, the foregoing regulatory requirements could make it difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on board committees or as executive officers.

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

We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 2018 as part of an amendment we entered into in July 2010. In consideration for this extension, the landlord provided us with a leasehold improvement allowance totaling $0.2 million and an initial reduction in base rent per square foot. The amendment also contains a rent escalation provision, along with a requirement to maintain a letter of credit as collateral which can, in the discretion of the landlord, be reduced or released The amount of the letter of credit as of December 31, 2012 was $240,000.

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

We were not party to any material legal proceedings as of February 28, 2013.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “RNIN” on the NASDAQ Capital Market. In November 2012, our board of directors approved a one-for-five reverse stock split of all outstanding common shares, which became effective on December 14, 2012. A proportionate adjustment also was made to our outstanding derivative securities. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the NASDAQ Capital Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All share and per share information set forth in this report has been adjusted to reflect such reverse stock split.

	High	Low
2012
First Quarter	$6.10	$4.15
Second Quarter	$4.70	$3.00
Third Quarter	$4.70	$3.50
Fourth Quarter	$5.00	$1.77
2011
First Quarter	$8.10	$5.35
Second Quarter	$6.90	$5.35
Third Quarter	$7.65	$5.25
Fourth Quarter	$7.30	$5.05

Shareholders

As of February 28, 2013, we had 74 holders of record of our common stock.

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

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2012

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

(in thousands, except per share amounts.)

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Current assets	$3,879	$7,188	$10,133	$13,705	$16,157
Total assets	4,364	7,929	11,242	15,347	18,560
Current liabilities	2,107	2,167	2,659	1,589	2,387
Non-current liabilities	—	—	40	—	—
Total liabilities	2,107	2,167	2,699	1,589	2,387
Shareholders’ equity	$2,257	$5,762	$8,543	$13,758	$16,173

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Sales	$6,704	$9,274	$8,567	$5,009	$7,381
Cost of sales (exclusive of Depreciation and Amortization)	3,029	5,208	4,582	3,586	6,589

Gross profit	3,675	4,066	3,985	1,423	792

Selling, general and administrative and other	7,279	8,662	8,976	9,509	19,564
Research and development expenses	1,795	2,116	2,864	2,167	2,541

Total operating expenses	9,074	10,778	11,840	11,676	22,105

Operating loss	(5,399)	(6,712)	(7,855)	(10,253)	(21,313)
Other income (expense)	(7)	(26)	(28)	70	621

Net loss	$(5,406)	$(6,738)	$(7,883)	$(10,183)	$(20,692)

Basic and diluted loss per common share	$(1.14)	$(1.72)	$(2.20)	$(3.33)	$(7.06)

Basic and diluted weighted average shares outstanding	4,732	3,920	3,580	3,055	2,933

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide marketing technology solutions, which include digital signage, interactive kiosks, mobile messaging, social networking and web development solutions, to customers who use our products and services in certain retail and service markets. Through our proprietary RoninCast® software, we provide enterprise, web-based and hosted content delivery systems that manage, schedule and deliver digital content over wireless and wired networks. We also provide custom interactive software solutions, content engineering and creative services to our customers.

While our marketing technology solutions have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including QSR, fast casual and managed food services markets), and (3) branded retail. The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new and participants in these industries only recently started considering adopting these types of technologies as part of their overall marketing strategies. As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue. We believe this characterization applies to our competitors as well, which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.

We believe that the adoption of marketing technology solutions will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of our marketing technology solutions, which includes digital signage, depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content in digital signage systems. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of digital signage systems. Costs of these digital media players and flat panel displays have historically decreased and we believe will continue to do so, though we do not manufacture either product and do not substantially affect the overall markets for these products. In addition, we have been developing our next generation of RoninCast® software in such a way as to allow it to function on significantly lower cost media players than the ones in use today. We anticipate the launch of our next generation RoninCast® will be in the first quarter of 2013. If we are successful in deploying our next generation software on lower cost media players and continue to experience a further decline in costs for flat panel displays, we believe that adoption of digital signage and other marketing technology solutions is likely to increase, though we cannot predict the rate at which such adoption will occur.

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

In November 2012, our board of directors approved a one-for-five reverse stock split of all outstanding common shares, which became effective on December 14, 2012. A proportionate adjustment also was made to our outstanding derivative securities. All share and per share information set forth in this report has been adjusted to reflect such reverse stock split.

Our Sources of Revenue

We generate revenues through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances.

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

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. We assess collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

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

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 0.5 million, 0.5 million and 0.8 million for 2012, 2011 and 2010, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those years.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with “FASB ASC 718-10.” Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense, including the amortization of warrants issued for debt issuance costs, of $0.5 million, $0.8 million and $0.9 million, or a basic and diluted loss per share of $0.10, $0.19 and $0.22, was charged to operating expenses during 2012, 2011 and 2010, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

We apply the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. We calculate the estimated expected life based upon historical exercise data. We calculate expected volatility for stock options and awards using historical volatility. The dividend yield assumption is based on our history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We applied a pre-vesting forfeiture rate of 18.3% to 24.4% based upon actual historical experience for all employee option awards. We continue to apply a zero forfeiture rate to those options granted to members of our board of directors.

We account for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of our common stock, or warrants or options to purchase shares of our common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of these securities over the period in which the related services are received. During 2012, we recognized $189,000, or a basic and diluted loss per share of $0.04, of stock-based compensation expense related to the fair market value of stock and warrants that were issued to outside vendors for professional services. We did not issue equity instruments to non-employees during the years ended 2011 or 2010.

See Note 7 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of FASB ASC 718-10 and the assumptions we use to calculate the fair value of stock-based compensation.

Results of Operations

Our results of operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	(in thousands)
	2012	2011	2010
Sales	$6,704	$9,274	$8,567
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,029	5,208	4,582

Gross profit	3,675	4,066	3,985
Sales and marketing expenses	1,550	2,090	2,329
Research and development expenses	1,795	2,116	2,864
General and administrative expenses	5,443	6,105	5,963
Depreciation and amortization expense	286	467	684

Total operating expenses	9,074	10,778	11,840

Operating loss	(5,399)	(6,712)	(7,855)
Other income (expenses):
Interest expense	(8)	(30)	(58)
Interest income	1	4	30

Total other expense	(7)	(26)	(28)

Net loss	$(5,406)	$(6,738)	$(7,883)

Our results of operations as a percentage of sales for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation andamortization shown separately below)	45.2%	56.2%	53.5%

Gross profit	54.8%	43.8%	46.5%
Sales and marketing expenses	23.1%	22.6%	27.2%
Research and development expenses	26.8%	22.8%	33.4%
General and administrative expenses	81.2%	65.8%	69.6%
Depreciation and amortization expense	4.3%	5.0%	8.0%

Total operating expenses	135.4%	116.2%	138.2%

Operating loss	(80.6%)	(72.4%)	(91.7%)
Other income (expenses):
Interest expense	(0.1%)	(0.3%)	(0.7%)
Interest income	—	—	0.4%

Total other expense	(0.1%)	(0.3%)	(0.3%)

Net loss	(80.7%)	(72.7%)	(92.0%)

2012 compared to 2011

Sales

Our sales decreased 28% to $6.7 million in 2012 from $9.3 million in 2011. The year-over-year decrease in revenue was primarily attributable to revenue related to the prior year deployments of Chrysler’s iShowroom-branded tower application into Chrysler and Fiat dealerships. Revenue generated from Chrysler and the associated Fiat dealerships totaled $3.4 million in 2012, which was down 34% from $5.1 million recognized for the prior year. In addition to assisting Chrysler with its ongoing development needs related to the iShowroom initiative during 2012, we continued to receive additional orders for interactive kiosks from Fiat dealerships utilizing the iShowroom application. During 2012, we received a total of 83 kiosks orders for Fiat dealerships, compared to 178 in 2011. Chrysler continues to require that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. We received no orders for kiosks for Chrysler dealerships during 2012 compared to kiosk orders for 400 Chrysler dealerships in 2011. Although we have not received any additional iShowroom branded tower orders from Chrysler dealers since the second quarter of 2011, we believe Chrysler will further expand the program with further dealership adoption once the inventory we have already delivered and recognized as revenue is deployed from the purchase made in May 2011. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers will remain within the discretion of individual dealerships, we are unable to predict or forecast the timing or value of any future orders. Since the start of this program in September 2010, we have received orders for a total of 661 Chrysler and Fiat dealerships, substantially all of which has been filled as of December 31, 2012.

The remaining decrease in sales when comparing 2012 to 2011 was due to a decrease in orders from ARAMARK. Total sales to ARAMARK in 2012 totaled $1.1 million, representing a decrease of 34% from 2011. Although we continued to expand the various ARAMARK branded food concepts to several colleges and universities during 2012, ARAMARK deployed fewer new food concepts which incorporate our digital menu board solutions in 2012 than in 2011. Upon completing the installation for orders received through December 31, 2012, the total number of ARAMARK locations being managed through our NOC will increase to approximately 299 sites, compared to 250 sites at the end of 2011.

Partially offsetting the decrease in our revenue when comparing 2012 to 2011 was an increase in revenue generated in 2012 with a new customer, Buffalo Wild Wings. In March 2012, we rolled out an initial five store deployment of our marketing technology solutions and subsequently received an order for 54 additional stores. The initial five store solution deployed had an emphasis on creating a new guest experience through the interaction of a touchscreen photo booth application, which displays both consumer-generated and client-branded content. Additionally, the solution uses unique QR codes and email to allow customers to share their photos with their social networks, extending the content beyond the restaurant’s locations to further promote its brand. In 2012, we recognized revenue from this customer totaling $387,000 which includes the development of various customer-engagement applications featuring our RoninCast® software installed at a total of 59 Buffalo Wild Wings stores as of December 31, 2012.

We continued to provide ongoing support to YUM!’s QSR brands in 2012, which includes KFC and KFC/Taco Bell combination stores. Although we did not roll out new menu board deployments during 2012, we did receive an order from KFC to upgrade the existing stores to our latest version of RoninCast® software. We continue to believe KFC will expand the number of locations which features our digital menu board solution, but currently do not have a commitment on timing. The total number of YUM! brand stores we fully host and support through our NOC was 188 at the end of 2012.

We continue to support through our NOC a network of approximately 300 sites we have deployed for Thomson Reuters, which feature its InfoPoint news service. In addition, during 2012, we announced a new partnership under which we are the exclusive provider of a Thomson Reuter branded offering, Thomson Reuters Digital Signage Knowledge Direct. Thomson Reuters is presently selling this offering through its sales team to the financial services industry, including many existing news service customers of Thomson Reuters.

We continue to work for, and receive orders from, various customers in the QSR and fast casual restaurant industry as they come to realize the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications.

In addition, since 2011 we have successfully deployed other marketing technology solutions within our three primary verticals, QSR, automotive and branded retail, as a way of creating unique customer experiences. These technologies include interactive kiosks, iPad applications, mobile messaging, QR codes, SMS marketing, near field communications and the integration of social networks into our product offerings. We believe these new technologies greatly expand the marketing solutions we are able to provide our existing and prospective customers and represent an opportunity to increase our revenue beyond traditional digital signage.

As of December 31, 2012, we had a total of $0.9 million of purchase orders for which we had not recognized revenue.

Lastly, our recurring hosting and support revenue increased 22% in 2012 to $2.0 million when compared to 2011 as a result of the expansion of our customer base from the deployments referenced above.

Due to the current economic environment and the lengthy sales cycle associated with deploying large scale marketing technology solutions, including digital signage, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales decreased 42% to $3.0 million in 2012 from $5.2 million in 2011. The decrease in cost of sales was primarily due to the year-over-year decrease in hardware sales, which was primarily associated with the lack of kiosk sales to Chrysler and the decrease in kiosk sales to Fiat dealerships. On a percentage basis, our overall gross margin increased to 55% in 2012 compared to 44% for the prior year. The primary reason for this increase was that sales of hardware, which traditionally carry a lower gross margin percentage, accounted for a lower percentage of our overall sales in 2012 when compared to 2011. Additionally, our services gross margin on a percentage basis continues to improve to 58% in 2012, which was up 13 percentage points from 45% in 2011 as a result of the increase in recurring hosting and support fees. Partially offsetting these increases was a decline in our RoninCast® software gross margin as a result of fewer seat licenses sold when comparing 2012 to 2011. During 2012 our software margin on a percentage basis was 80%, compared to 88% in 2011. Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix. However, we believe over the long-term our gross margins on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total sales and marketing expenses declined 26% to $1.6 million in 2012 from $2.1 million in 2011. The decline in sales and marketing expense when comparing 2012 to 2011 was primarily due to a decrease in tradeshow costs and related advertising expenses by $0.2 million as a result of concentrating our marketing dollars on more forums and user groups instead of the larger national tradeshows such as Digital Signage Expo. In addition, compensation and employee-related expenses were $0.2 million lower than in 2011 as a result of personnel changes made during first quarter of 2012 and lower commission expense as a result of lower revenue when comparing 2012 to 2011. We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Total stock compensation expense included in sales and marketing expense was approximately $0.1 million for both 2012 and 2011. Any significant increase in our sales and marketing expenses in 2013 relative to 2012 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for 2012 decreased 15% to $1.8 million from $2.1 million in 2011. The decrease when comparing 2012 to 2011 was primarily related to lower employee compensation costs due to personnel changes made during the first quarter of 2012 and a decrease in consulting costs. Although we experienced lower employee-related expenses for 2012 compared to 2011, the decrease was primarily attributable to a higher level of research and development costs being allocated to cost of goods sold related to billable development work performed for our customers and lower outside consultant expense. Overall we had 13 developer employees and contractors as of December 31, 2012 compared to 16 as of the end of 2011. Total stock compensation expense included in research and development expense was approximately $0.1 million for both 2012 and 2011. Although we currently have no intention of increasing our staff levels in 2013, we have engaged outside providers to assist in augmenting our development efforts as we continue to make further enhancements to our RoninCast® software. We believe these enhancements are critical for our success as the requirements for a more sophisticated multi-marketing technology platform continue to evolve.

General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2012 decreased 11% to $5.4 million from $6.1 million in 2011. The decrease when comparing 2012 to 2011 was the result of lower employee-related stock-based compensation expense of $0.2 million, a reduction in employee compensation and related travel expenses of $0.1 million and a decline in fees paid for professional services and other public company related expenses of $0.2 million and $0.1 million, respectively. Partially offsetting these declines was a $0.2 million increase in stock-based compensation expense attributable to the stock and warrants issued to outside vendors for professional services during the year ended 2012. Additionally, we recognized stock based-compensation expense associated with stock awards and options to our employees and six non-employee board members as part of their compensation for board service during 2012 and 2011 of $0.4 million and $0.6 million, respectively. We currently believe our general and administrative costs will remain at a similar level to that experienced during 2012 for 2013.

Depreciation and amortization expense. Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities. Depreciation and amortization expense decreased 39% to $0.3 million in 2012 from $0.5 million in 2011. The decrease was primarily due to the limited number of capital acquisitions made from 2010 through 2012.

Interest Expense

Interest expense decreased to $8,000 in 2012 from $30,000 in 2011. The decrease was primarily the result of lower expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we originally entered into in March 2010. During 2012, we included in interest expense a charge of $3,000 for the fair value of the warrants, compared to $21,000 in 2011. The warrant vested 100% on date of grant and we began recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the original life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of approximately $8,000. The fair value remaining as of the date of the modification totaled $19,000 and was amortized on a straight-line basis through the then renewed expiration date of March 2012. See Note 6 to our consolidated financial statements regarding the assumptions used in determining the fair value of this warrant. Also included in interest expense for 2012 and 2011 was $3,000 and $9,000, respectively, associated with the capital lease we entered into in July 2010.

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

We continued to provide traditional digital menu boards to YUM!’s QSR brands in 2011, which includes KFC and KFC/Taco Bell combination stores.

During 2011, we increased the total number of sites deploying Thomson Reuters InfoPoint digital signage to 440 locations, which we support through our NOC. This includes the expansion from 50 to 62 in the number of InfoPoint installed sites for a financial services institution with over 3,000 locations. We continued to partner with Thomson Reuters in providing a digital signage subscription news service to the financial services industry.

We continued to work for, and receive orders from, various customers in the QSR and fast casual restaurant industry as they come to realize the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications. Additionally, starting in 2011, we began to deploy other marketing technology solutions within our three primary verticals, QSR, automotive and branded retail, as a way of creating unique customer experiences. These technologies include interactive kiosks, iPad applications, mobile messaging, QR codes, SMS marketing, near field communications and the integration of social networks into our product offerings.

As of December 31, 2011, we had a total of $1.3 million of purchase orders for which we had not recognized revenue.

Lastly, our recurring hosting and support revenue increased 23% in 2011 to $1.6 million when compared to 2010 as a result of the expansion of our customer base from the deployments referenced above.

Cost of Sales

Our cost of sales increased 14% to $5.2 million in 2011 from $4.6 million in 2010. The increase in cost of sales was primarily due to the year-over-year increase in hardware sales. On a percentage basis, our overall gross margin declined to 44% in 2011 compared to 47% for the prior year. The primary reason for this decline was that sales of hardware, which traditionally carries a lower gross margin percentage, accounted for a larger percentage of our overall sales in 2011 when compared to 2010. Additionally, our RoninCast® software gross margin of 88% for 2011 was lower by 4 percentage points when compared to 2010 as a result of higher costs associated with third-party software. Partially offsetting these declines was a continued improvement in our services gross margin percentage to 45% in 2011, which was up 3 percentage points from 42% in 2010 as a result of the increase in recurring hosting and support fees.

Operating Expenses

Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs. Total sales and marketing expenses declined 10% to $2.1 million in 2011 from $2.3 million in 2010. The decline in sales and marketing expenses was primarily due to lower compensation expense of $0.3 million, partially offset by an increase in trade shows and other consulting services of $0.1 million. We continued to focus our efforts to maximize the return on investment by attending many of the leading industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshows expenditures in the first quarter of our fiscal year compared to the remaining three quarters. Total stock compensation expense included in sales and marketing expense was approximately $0.1 million for both 2011 and 2010.

Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for 2011 decreased 26% to $2.1 million from $2.9 million in 2010. The year-over-year decrease was primarily due to lower levels of contractor and other engineering consultants expense incurred. The additional contractor costs incurred in 2010 were primarily associated with the first release of our next generation of digital signage software, RoninCast®, which became generally available during the fourth quarter of 2010. Overall we had 16 developer employees and contractors as of December 31, 2011 compared to 20 as of the end of 2010.

General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2011 increased 2% to $6.1 million from $6.0 million in 2010. The increase was primarily the result of higher levels of fees paid to outside consultants of $0.3 million, along with additional professional fees for investor relations and costs associated with complying with the new XBRL filing requirements with the SEC in 2011 of $0.1 million. Offsetting these costs was a decrease in compensation and benefits which was primarily the result of our former CEO retiring at the end of December 2010 and other reductions to our general and administrative headcount made during 2011 totaling $0.3 million. Stock-based compensation expense included in general and administrative costs for 2011 totaled $0.6 million, compared to $0.7 million in 2010.

Depreciation and amortization expense. Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities. Depreciation and amortization expense decreased 32% to $0.5 million in 2011 from $0.7 million in 2010. The decrease was primarily due to the limited number of capital acquisitions made from 2009 through 2011.

Interest Expense

Interest expense decreased to $30,000 in 2011 from $58,000 in 2010. The decrease was primarily the result of lower expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we entered into in March 2010. During 2010, we included in interest expense a charge of $50,000 for the fair value of the warrant compared to $21,000 for the same period in 2011. The warrant vested 100% on date of grant and we began recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the original life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of approximately $8,000. The fair value remaining as of the date of the modification totaled $19,000 and was amortized on a straight-line basis through the then renewed expiration date of March 2012. See Note 6 to our consolidated financial statements regarding the assumptions used in determining the fair value of this warrant. Also included in interest expense for 2011 and 2010 was $9,000 and $3,000, respectively, associated with the capital lease we entered into in July 2010.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 we had cash and cash equivalents of $2.3 million and working capital of $1.8 million. The cash used in operating activities for the year ended December 31, 2012 was $4.8 million. At December 31, 2012, we had an outstanding balance of $0.4 million on our line of credit with Silicon Valley Bank; additionally, Silicon Valley Bank has issued a letter of credit in the amount of $0.2 million as collateral to the landlord of our corporate office. We can not assure you that funds would be available or sufficient under our loan and security agreement with Silicon Valley Bank, and we may not be able to successfully obtain additional financing on favorable terms, or at all. Although we were not in compliance with the minimum tangible net worth requirement under the loan and security agreement as of December 31, 2012, we obtained a waiver from Silicon Valley Bank for the default. From time to time we have failed to satisfy such covenant, which must be satisfied in order for us to borrow under such agreement. Furthermore, as a result of the contractually imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of January 31, 2013 was approximately $0.2 million. The line of credit, which is secured by all of our assets, matures on March 13, 2013. We are currently seeking to negotiate its extension with Silicon Valley Bank; however, we cannot assure you we will be successful in this effort.

The financial statements accompanying this report for the fiscal year ended December 31, 2012 have been prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond May 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

In light of our financial condition and potential for continued net losses, we are evaluating strategic and financial alternatives and have engaged Roth Capital Partners, LLC to assist us in that process. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. However, there can be no assurance that any of these efforts will be successful or resolve our short-term liquidity issues.

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of December 31, 2012, we had an accumulated deficit of $94.4 million. The cash flow used in operating activities was $4.8 million, $4.6 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, net cash used by operating activities was attributable to our net loss, along with an overall increase in changes to our operating assets and liability accounts of $0.3 million, partially offset by depreciation and amortization and stock compensation expense. Included in the changes to our operating accounts were decreases in inventory, prepaid expenses, accounts payable, deferred revenue and accrued liabilities, all of which were primarily due to lower operating costs incurred during the fourth quarter of 2012 when compared to the same period in the prior year. The accounts receivable balance at the end of 2012 increased from the prior year balance as a result of an increase in sales during the fourth quarter of 2012 when compared to the same period in the prior year. The days sales outstanding were 73, 76 and 78 at December 31, 2012, 2011 and 2010, respectively.

In 2011, net cash used by operating activities was attributable to our net loss and an increase in accounts receivables, inventory, prepaid expenses and other current assets. The decreases in accounts receivable, inventory, prepaid expenses and accounts payable were due to our sales being $1.4 million lower during the fourth quarter of 2011 when compared to the same period in the prior year-end. The deferred revenue balance at the end of 2011 increased from the prior year balance as a result of an increase in installations for which we bill an annual hosting and support fee and amortize on a straightline basis over the service period provided.

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. Economic conditions could also materially impact us through insolvency of our suppliers or current customers. As of December 31, 2012, Chrysler and Buffalo Wild Wings accounted for 40.5% and 16.7%, respectively, of our total receivables. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. There can be no assurance that we will not suffer credit losses in the future.

In addition, our financial condition and potential for continued net losses could cause current and prospective customers to defer placing orders with us, to require terms that are unfavorable to us, or to place their orders with marketing technology suppliers other than ourselves, which could adversely affect our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our revenue to decline.

Investing Activities

Net cash used in investing activities was $47,000, $149,000 and $189,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used in investing activities for the periods presented was attributable to the purchases of property and equipment. We believe capital investments for 2013 will be similar to 2012 as our current infrastructure has the capacity to service additional deployments.

Financing Activities

We have financed our operations primarily through sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2012, 2011 and 2010, we generated a net $1.6 million, $3.2 million and $2.2 million from financing activities, respectively.

In September 2012, we sold approximately 348,000 shares of our common stock at $4.05 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $1.2 million in net proceeds as a result of this registered direct offering. During 2012, we also received $51,000 from the sale of approximately 12,000 shares of common stock to our associates (employees) through our 2007 Associate Stock Purchase Plan. We also received a $0.4 million advance on our line of credit with Silicon Valley Bank in 2012.

In December 2011, we sold approximately 664,000 shares of our common stock at $5.00 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $2.9 million in net proceeds as a result of this registered direct offering. During 2011, we received $68,000 from the sale of approximately 14,000 shares of common stock to our associates (employees) through our 2007 Associate Stock Purchase Plan and we received approximately $0.2 million from the exercise of outstanding stock options. We used $36,000 for the payment of capital leases during 2011.

In November 2010, we sold approximately 285,000 shares of our common stock at $6.25 per share and issued warrants to purchase up to 57,000 shares of our common stock at $7.1875 per share pursuant to a registration statement on Form S-3 which was declared effective by the SEC in September 2009. We obtained approximately $1.6 million in net proceeds as a result of this registered direct offering. During 2010, we received $30,000 from the sale of approximately 6,000 shares of common stock to our associates (employees) through our 2007 Associate Stock Purchase Plan and we received approximately $0.2 million from the exercise of outstanding stock options and warrants. Our restricted cash balance was reduced by $0.3 million in 2010 related to the cancellation of a letter of credit which was collateralized by an equal amount of cash held at the issuing bank. We used $11,000 for the payment of capital leases during 2010.

We will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. Those covenants include maintaining minimum tangible net worth, which we may not satisfy. There can be no assurance we will successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially from markets which continue to be risk averse. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

Due to losses suffered from operations, in its report in the attached financial statements for the year ended December 31, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund our operations beyond May 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Line of Credit

In March 2010, we entered into a loan and security agreement with Silicon Valley Bank, which was most recently amended effective September 2012. The loan and security agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%. The availability of which is the lesser of (a) $2.5 million or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease agreement for our corporate office, Silicon Valley Bank issued a letter of credit which as of December 31, 2012 was in the amount of $0.2 million, which effectively reduced the capacity amount under the loan and security agreement to $2.3 million, subject to the borrowing base availability and continued compliance with restrictive covenants. We had a $0.4 million outstanding balance under this loan agreement, in addition to our lease letter of credit, as of December 31, 2012. Although we were not in compliance with the minimum tangible net worth requirement under the loan and security agreement as of December 31, 2012, we obtained a waiver from Silicon Valley Bank for the default. From time to time we have failed to satisfy such covenant, which must be satisfied in order for us to borrow under such agreement. Furthermore, as a result of the contractually-imposed limits on our borrowing base, the amount available to us under the agreement, based on calculations as of January 31, 2013, was approximately $193,000. The line of credit, which is secured by all of our assets, matures on March 13, 2013. We are currently seeking to negotiate its extension with Silicon Valley Bank; however, we cannot assure you we will be successful in this effort.

The amendment which became effective September 2012 adjusted the minimum tangible net worth requirement to $3.0 million for the month ending September 30, 2012, to $2.5 million for the months ending October 31, 2012, November 30, 2012 and December 31, 2012, and to $1.4 million for the months ending January 31, 2013, February 28, 2013, and through the maturity date of March 13, 2013. It further established that the minimum tangible net worth requirement increases (a) by 75% of our net income for each month starting with the month ending September 30, 2012 and (b) by 75% of the gross proceeds received from our issuances of equity during such month and/or the principal amount of subordinated debt we incur during such month, but excluding the gross proceeds from our September 2012 registered direct offering of equity securities. We must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than our existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $300,000.

Under the loan and security agreement we also are generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change our business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness).

Off Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Contractual Obligations

We have no material commitments for capital expenditures. Unless we experience a significant increase in our revenue, we expect our 2013 operating expenses will remain at levels similar to 2012 as we continue to control expenses in the current economic environment.

Operating and Capital Leases

At December 31, 2012, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of December 31, 2012 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,098	$259	$445	$394	$—

Our internal source of liquidity solely consists of our cash balance, which as of December 31, 2012 was $2.3 million. Of this amount, $2.0 million is invested in a daily sweep commercial paper account with Silicon Valley Bank. We monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis. Although we were not in compliance with the minimum tangible net worth requirement under the loan and security agreement as of December 31, 2012, we obtained a waiver from Silicon Valley Bank for the default. From time to time we have failed to satisfy such covenant, which must be satisfied in order for us to borrow under such agreement. Furthermore, as a result of the contractually-imposed limits on our borrowing base, the amount available to us under the agreement, based on calculations as of January 31, 2013, was approximately $193,000. This amount represents our external source of liquidty. The line of credit, which is secured by all of our assets, matures on March 13, 2013. We are currently seeking to negotiate its extension with Silicon Valley Bank; however, we cannot assure you we will be successful in this effort.

Based on our working capital position at December 31, 2012, we believe we have sufficient working capital to meet our current obligations through May 2013.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of December 31, 2012, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. The commercial paper sweep account had a triple A rating from Standard and Poor’s, Moody’s and Fitch as of January 31, 2013. We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet. These gains or losses are recognized in income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management’s report in its annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

The following information is reported pursuant to Item 1.01 of Form 8-K: On February 27, 2013, we entered into a waiver agreement with Silicon Valley Bank. Pursuant to such agreement, Silicon Valley Bank waived the default brought about by our failure to comply as of December 31, 2012 with the tangible net worth financial covenant set forth in our loan and security agreement with Silicon Valley Bank. The foregoing description is qualified in its entirety by reference to the waiver agreement, which is attached hereto as Exhibit 10.31 and incorporated by reference herein.

The following information is reported pursuant to Item 2.03 of Form 8-K: The information set forth in response to Item 1.01 of Form 8-K above regarding Silicon Valley Bank is incorporated by reference in response to this Item 2.03.

The following information is reported pursuant to Item 3.01(a) of Form 8-K: On February 27, 2013, we received a deficiency letter from the NASDAQ Stock Market Listing Qualifications Department notifying us that our $2.3 million shareholders’ equity as of December 31, 2012 was below the $2.5 million minimum required for continued inclusion on the NASDAQ Capital Market under Marketplace Rule 5550(b)(1). We have been provided until April 15, 2013 to submit a plan to regain compliance. If NASDAQ accepts our plan, we may be eligible to have an additional period of 180 days to regain compliance with the minimum shareholders’ equity requirement. Alternatively, we could appeal a delisting determination to the NASDAQ Listing Qualifications Panel and thereby attempt to retain our listing on the NASDAQ Capital Market. There can be no assurance that we will be able to regain compliance with this NASDAQ continued listing requirement or maintain compliance with NASDAQ’s other continued listing requirements. If our common stock were delisted, the delisting would likely have an adverse impact on the price of our shares, the volatility of the price of our shares, and/or the liquidity of an investment in our shares.

The following information is reported pursuant to Item 8.01 of Form 8-K: On February 28, 2013, we announced our work with Samsung Electronics America to demonstrate at the 2013 Digital Signage Expo, a new digital signage solution applicable to our three primary industry verticals of quick serve restaurants, automotive and branded retail. Samsung has developed the “Smart Signage Platform” which integrates a display with a built-in CPU that powers an Internet connection and an open-source media player. The Smart Signage Platform enables cloud-based video playback and interactive content for those Wireless Ronin Technologies customers using our hosted RoninCast® 4.0 software solution. In contrast to a separate display and player, the single Samsung Smart Signage Platform solution facilitates more efficient and less costly installation and ongoing support. Samsung’s Smart Signage Platform interface enables RoninCast 4.0 software to gather information from the display for better monitoring and support, including remote management of the player and display, like controlling power, color, and other adjustments. Samsung’s Smart Signage Platform diminishes player expense and maintenance issues, reduces cabling and complexity, and allows cleaner installations, featuring thinner displays mounted closer to walls. The Samsung Smart Signage Platform can make use of features introduced in RoninCast 4.0 software, including omni-channel capabilities using HTML5 to push content to multiple channels and devices.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the captions “Proposal 1 – Election of Directors,” “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

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

We incorporate by reference the information contained under the captions “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference the information contained under the caption “Proposal 7 – Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the annual meeting of shareholders to be held June 6, 2013.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 1, 2013.

Wireless Ronin Technologies, Inc.

By	/s/ Scott W. Koller
Scott W. Koller
President, Chief Executive Officer and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott W. Koller	President, Chief Executive Officer and	March 1, 2013
Scott W. Koller	Director (Principal Executive Officer)

/s/ Darin P. McAreavey	Senior Vice President and Chief Financial	March 1, 2013
Darin P. McAreavey	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen F. Birke	Chairman of the Board of Directors	March 1, 2013
Stephen F. Birke

/s/ Michael C. Howe	Director	March 1, 2013
Michael C. Howe

/s/ Kent O. Lillemoe	Director	March 1, 2013
Kent O. Lillemoe

/s/ Howard P. Liszt	Director	March 1, 2013
Howard P. Liszt

/s/ Ozarslan A. Tangun	Director	March 1, 2013
Ozarslan A. Tangun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Wireless Ronin Technologies, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations, and as of December 31, 2012, did not have sufficient cash available to fund operations beyond May 31, 2013. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 1, 2013

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,252	$5,478
Accounts receivable, net of allowance of $49 and $50	1,358	1,347
Inventories	158	170
Prepaid expenses and other current assets	111	193

Total current assets	3,879	7,188
Property and equipment, net	415	651
Restricted cash	50	50
Other assets	20	40

TOTAL ASSETS	$4,364	$7,929

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$—	$41
Line of credit—bank	400	—
Accounts payable	584	870
Deferred revenue	596	687
Accrued liabilities	527	569

Total current liabilities	2,107	2,167

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Capital stock, $0.01 par value, 26,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 10,000 shares authorized; 5,004 and 4,594 shares issued and outstanding	50	46
Additional paid-in capital	97,128	95,231
Accumulated deficit	(94,422)	(89,016)
Accumulated other comprehensive loss	(499)	(499)

Total shareholders’ equity	2,257	5,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,364	$7,929

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Sales
Hardware	$1,540	$3,845	$3,195
Software	339	1,150	1,394
Services and other	4,825	4,279	3,978

Total sales	6,704	9,274	8,567
Cost of sales
Hardware	908	2,639	2,113
Software	67	141	109
Services and other	2,019	2,363	2,312
Inventory lower of cost or market adjustment	35	65	48

Total cost of sales (exclusive of depreciation and amortization shown separately below)	3,029	5,208	4,582

Gross profit (exclusive of depreciation and amortization shown separately below)	3,675	4,066	3,985
Operating expenses:
Sales and marketing expenses	1,550	2,090	2,329
Research and development expenses	1,795	2,116	2,864
General and administrative expenses	5,443	6,105	5,963
Depreciation and amortization expense	286	467	684

Total operating expenses	9,074	10,778	11,840

Operating loss	(5,399)	(6,712)	(7,855)
Other income (expenses):
Interest expense	(8)	(30)	(58)
Interest income	1	4	30

Total other expense	(7)	(26)	(28)

Net loss	$(5,406)	$(6,738)	$(7,883)

Basic and diluted loss per common share	$(1.14)	$(1.72)	$(2.20)

Basic and diluted weighted average shares outstanding	4,732	3,920	3,580

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net loss	$(5,406)	$(6,738)	$(7,883)
Foreign currency translation gain (loss)	—	10	(115)

Total comprehensive loss	$(5,406)	$(6,728)	$(7,998)

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balances at December 31, 2009	3,523	$35	$88,512	$(74,395)	$(394)	$13,758
Net loss	—	—	—	(7,883)	—	(7,883)
Foreign currency translation loss	—	—	—	—	(115)	(115)
Stock-based compensation	—	—	868	—	—	868
Warrants issued for debt issuance costs	—	—	66	—	—	66
Restricted and common stock issued under equity incentive plan	18	—	1	—	—	1
Forfeiture of restricted stock awards	(2)	—	(25)	—	—	(25)
Exercise of options and warrants	17	—	234	—	—	234
Common stock issued under associate stock purchase plan	6	—	30			30
Proceeds from the sale of common stock, less offering costs	285	3	1,606	—	—	1,609

Balances at December 31, 2010	3,847	$38	$91,292	$(82,278)	$(509)	$8,543
Net loss	—	—	—	(6,738)	—	(6,738)
Foreign currency translation gain	—	—	—		10	10
Stock-based compensation	—	—	740	—	—	740
Warrants issued for debt issuance costs	—	—	8	—	—	8
Restricted and common stock issued under equity incentive plan	9	—	4	—	—	4
Exercise of options and warrants	60	1	200	—	—	201
Common stock issued under associate stock purchase plan	14	—	68			68
Proceeds from the sale of common stock, less offering costs	664	7	2,919	—	—	2,926

Balances at December 31, 2011	4,594	$46	$95,231	$(89,016)	$(499)	$5,762
Net loss	—	—	—	(5,406)	—	(5,406)
Stock-based compensation	—	—	484	—	—	484
Restricted and common stock issued under equity incentive plan	29	1	—	—	—	1
Warrants issued for consulting services	—	—	75	—	—	75
Issuance of unregistered shares of common stock	21	—	114	—	—	114
Common stock issued under associate stock purchase plan	12	—	51			51
Proceeds from the sale of common stock, less offering costs	348	3	1,173	—	—	1,176

Balances at December 31, 2012	5,004	$50	$97,128	$(94,422)	$(499)	$2,257

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(5,406)	$(6,738)	$(7,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	286	467	684
Loss on disposal of property and equipment	—	51	13
Stock-based compensation expense	484	740	868
Issuance of common stock for services	114	—	—
Issuance of warrants for services	75	—	—
Amortization of warrants issued for debt issuance costs	3	21	50
Provision for doubtful receivables	—	15	9
Forfeiture of common stock for payroll taxes	—	—	(25)
Change in operating assets and liabilities:
Accounts receivable	(11)	1,151	(1,435)
Inventories	12	102	(87)
Prepaid expenses and other current assets	82	68	(112)
Other assets	20	—	(20)
Accounts payable	(286)	(693)	584
Deferred revenue	(91)	197	127
Accrued liabilities	(42)	1	128

Net cash used in operating activities	(4,760)	(4,618)	(7,099)
Investing activities
Purchases of property and equipment	(47)	(149)	(189)

Net cash used in investing activities	(47)	(149)	(189)
Financing activities
Payments on capital leases	(41)	(36)	(11)
Advances on line of credit—bank	400	—	—
Restricted cash	—	—	330
Proceeds from issuance of common stock and warrants	1,176	2,926	1,609
Proceeds from exercise of warrants and stock options	—	201	234
Proceeds from sale of common stock under associate stock purchase plan	51	68	30

Net cash provided by financing activites	1,586	3,159	2,192
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	22	(113)

Decrease in Cash and Cash Equivalents	(3,226)	(1,586)	(5,209)
Cash and Cash Equivalents, beginning of year	5,478	7,064	12,273

Cash and Cash Equivalents, end of year	$2,252	$5,478	$7,064

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Operations

Overview

Wireless Ronin Technologies, Inc. (“the Company”) is a Minnesota corporation that provides marketing technology solutions targeting specific food service, automotive and branded retail markets. The Company provides leading expertise in content and emerging digital media solutions, including dynamic digital signage, interactive kiosk, mobile, social media and web, that enable its customers to transform how they engage with their customers. The Company is able to provide an array of marketing technology solutions through its proprietary suite of software applications marketed as RoninCast®. RoninCast software and associated applications provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows the Company to develop custom solutions for specific customer applications.

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

During 2012, the Company reevaluated the reporting currency and determined that the functional currency for its operations in Canada is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in general and administrative. During 2012, the Company recognized a foreign currency transaction gain of $9.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

For the periods presented prior to 2012, the Company’s foreign denominated monetary assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses were translated at the average exchange rates prevailing during the reporting period. Translation adjustments result from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. These translation adjustments had not been included in determining the Company’s net loss, but were reported separately and were accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period. In 2011 and 2010, foreign currency transaction gains of $11 and $104 were recorded in Sales, respectively.

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

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from revenue and cost of revenue.

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

Uncompleted contracts at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Cost incurred on uncompleted contracts	$14	$112
Estimated earnings	61	286

Revenue recognized	75	398
Less: billings to date	(32)	(482)

	$43	$(84)

The above information is presented in the balance sheet as follows:

	December 31,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$44	$15
Billings in excess of costs and estimated earnings on uncompleted contracts	(1)	(99)

	$43	$(84)

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

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2012, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

5.	Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50, at both December 31, 2012 and 2011.

6.	Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $49 and $50 at December 31, 2012 and 2011, respectively.

7.	Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $38 and $66 at December 31, 2012 and 2011, respectively.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded in 2012, 2011 or 2010.

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

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 –5 years
Demonstration equipment	3 –5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation and amortization expense was $286, $467 and $684 for the years ended December 31, 2012, 2011 and 2010, respectively.

10.	Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $25, $23 and $45 for the years ended December 31, 2012, 2011 and 2010, respectively.

11.	Comprehensive Loss

Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss. Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss. In 2012 and 2011, comprehensive losses included $0 and $10 of unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar compared to a $115 unrealized foreign currency translation loss in 2010.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2012, 2011 and 2010. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $1,795 in 2012, $2,116 in 2011 and $2,864 in 2010.

13.	Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 537, 474 and 767 for 2012, 2011 and 2010, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.

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

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $484, $740 and $868 was charged to expense during 2012, 2011 and 2010, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

During the year ended December 31, 2012, the Company recognized $189, or a basic and diluted loss per share of $0.04, of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services and for the stock issued to the Company’s non-employee directors as part of their compensation. The Company did not issue equity instruments to non-employees during the years ended December 31, 2011 or 2010.

See Note 7 for further information regarding the impact of the Company’s adoption of FASB ASC 718-10 and the assumptions used to calculate the fair value of share-based compensation.

16.	Fair Value of Financial Instruments

“FASB ASC 820-10,” Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of the line of credit and capital lease obligations approximates carrying value based on the interest rate in the lease and line of credit compared to current market interest rates.

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

Amortization expense related to deferred financing costs was $3, $21 and $50 for the years ended December 31, 2012, 2011 and 2010 and was recorded as a component of interest expense. The balance of deferred finance costs at December 31, 2012 was $0.

19.	Subsequent Event

The Company evaluates events through the date the financial statements are filed for events requiring adjustment to or disclosure in the consolidated financial statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Note 2: GOING CONCERN

The financial statements accompanying this report for the fiscal year ended December 31, 2012 have been prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of losses suffered from operations. The Company does not currently have sufficient capital resources to fund its operations beyond May 2013. The Company continues to experience operating losses. The Company continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, the Company has no commitments for any additional financing. Because the Company has received an opinion that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. The Company’s future depends upon its ability to obtain financing and upon future profitable operations. If the Company is unable to generate sufficient revenue find financing, or adjust its operating expenses so as to maintain positive working capital, then the Company will likely will be forced to cease operations and investors will likely lose their entire investment. The Company can give no assurance as to its ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

NOTE 3: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	December 31,
	2012	2011
Balance at beginning of year	$50	$35
Provision for doubtful receivables	—	57
Write-offs	(1)	(42)

Balance at end of year	$49	$50

INVENTORIES

	December 31,
	2012	2011
Finished goods	$103	$125
Work-in-process	55	45

Total inventories	$158	$170

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies. The Company recorded expense of $35, $65 and $48 during the years ended December 31, 2012, 2011 and 2010, respectively, related to these adjustments to cost of sales. As of December 31, 2012, the Company’s inventory balance served as partial collateral, supporting the $400 outstanding balance on its line of credit.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2012 and 2011 consisted primarily of deposits for trade shows and facilities, along with corporate insurance premiums.

PROPERTY AND EQUIPMENT

	December 31,
	2012	2011
Leased equipment	$89	$89
Equipment	1,192	1,195
Leasehold improvements	381	381
Demonstration equipment	5	6
Purchased software	373	361
Furniture and fixtures	572	569

Total property and equipment	$2,612	$2,601
Less: accumulated depreciation and amortization	(2,197)	(1,950)

Net property and equipment	$415	$651

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2012	2011
Compensation	$254	$214
Accrued rent	208	232
Sales tax and other	65	123

Total accrued liabilities	$527	$569

DEFERRED REVENUE

	December 31,
	2012	2011
Deferred hosting and software maintenance	$480	$459
Customer deposits and deferred project revenue	116	228

Total deferred revenue	$596	$687

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Years Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$8	$9	$3

Supplemental disclosures of non-cash investing and financing activities
Warrants issued for debt issuance costs	—	8	66
Non-cash purchase of property and equipment through capital lease obligations	—	—	89
Non-cash purchase of property and equipment through leasehold improvement allowance	—	—	191

NOTE 4: FAIR VALUE MEASUREMENTS

The Company maintained all investments in cash and cash equivalents for 2010 through 2012 and accordingly recorded no gains or losses. Interest income of $1, $4 and $30 was recorded in 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, cash equivalents consisted of the following:

	December 31, 2012
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$2,009	$—	$—	$2,009

Total included in cash and cash equivalents	$2,009	$—	$—	$2,009

	December 31, 2011
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$5,316	$—	$—	$5,316

Total included in cash and cash equivalents	$5,316	$—	$—	$5,316

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category at December 31, 2012 and December 31, 2011 includes funds held in a commercial paper sweep account totaling $2,009 and $5,316, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At December 31, 2012 and 2011, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At December 31, 2012 and 2011, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of December 31, 2012 and 2011.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. See Note 3 (Other Financial Statement Information). The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances as of December 31, 2010. The lease requires the Company to maintain a letter of credit which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of December 31, 2012 was $240. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $369, $387 and $378 for the years ended December 31, 2012, 2011 and 2010, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Future minimum lease payments for operating leases are as follows:

Year Ending December 31,	Lease Obligations
2013	$259
2014	235
2015	210
2016	197
2017	197

Total future minimum obligations	$1,098

Litigation

The Company was not party to any material legal proceedings as of February 28, 2013.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective September 2012. The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%. The availability of which is the lesser of (a) $2,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of December 31, 2012 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $2,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of December 31, 2012, the amount available to the Company under the loan and security agreement was $373, after deducting the outstanding balance owed at year end of $400.

The amendment which became effective September 2012 adjusted the minimum tangible net worth requirement to $3,000 for the month ending September 30, 2012, to $2,500 for the months ending October 31, 2012, November 30, 2012 and December 31, 2012, and to $1,400 for the months ending January 31, 2013, February 28, 2013, and through the maturity date of March 13, 2013. It further established that the minimum tangible net worth requirement increases (a) by 75% of the Company’s net income for each month starting with the month ending September 30, 2012 and (b) by 75% of the gross proceeds received from the Company’s issuances of equity during such month and/or the principal amount of subordinated debt incurred by the Company during such month, but excluding the gross proceeds from the Company’s September 2012 registered direct offering of equity securities. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $300.

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

During the year end 2012, the weighted average interest rate on the line of credit was 5.5%.

NOTE 6: SHAREHOLDERS’ EQUITY

Reverse Stock Split

In November 2012, the Company’s board of directors approved a one-for-five reverse stock split of all outstanding common shares, which become effective December 14, 2012. A proportionate adjustment also was made to the Company’s outstanding derivative securities. All share and per share information in these financial statements are restated to reflect such reverse stock split.

Registered Direct Offerings

In September 2012, the Company sold a total of 348 shares of its common stock at $4.05 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $1,176 in net proceeds as a result of this registered direct offering.

In December 2011, the Company sold a total of 664 shares of the Company’s common stock at $5.00 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $2,926 in net proceeds as a result of this registered direct offering.

In November 2010, the Company sold a total of 285 shares of the Company’s common stock at $6.25 per share and warrants to purchase up to 57 shares of common stock at an exercise price of $7.1875 per share pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in September 2009. The Company obtained approximately $1,609 in net proceeds as a result of this registered direct offering.

Warrants

The Company has issued common stock purchase warrants to certain debt holders, contractors, and investors in connection with various transactions. The Company values the warrants using the Black-Scholes pricing model and they are recorded based on the reason for their issuance.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Warrants held by non-employees during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	64	$7.15	289	$17.50	271	$22.75
Granted	38	8.75	—	—	65	8.10
Exercised	—	—	—	—	(13)	16.00
Expired	—	—	(225)	20.25	(34)	41.70

Outstanding at end of year	102	$7.74	64	$7.15	289	$17.50

Non-exercisable	—		—		—

Outstanding and exercisable at end of year	102	$7.74	64	$7.15	289	$17.50

In 2012, the Company issued three-year warrants for the purchase of 38 shares of common stock at an exercise price of $8.75 per share to a vendor in exchange for public relations services. The weighted average fair value of the warrants was $1.97 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.36% to 0.51% and a volatility rate of 88.3% to 87.4%. The total fair value of $75 was recognized as compensation expense during the year ended December 31, 2012 as the warrant was 100% exercisable upon issuance.

In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 8 shares of the Company’s common stock at an exercise price of $14.50 per share, as additional consideration for the Loan and Security Agreement. Fair value at the date of grant was $7.95 per warrant.

In connection with the January 2011 amendment to the Loan and Security Agreement, the Company reduced the exercise price of the warrants to $6.89 per share. The reduction in the exercise price resulted in an incremental increase of the fair value of $1.00 per warrant. In addition, the Company issued three-year fully vested warrants to purchase 57 shares of common stock at an exercise price of $7.1875 to investors in its registered direct offering completed in November 2010. These warrants are included in the above table.

The Company received total proceeds of $201 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $29. No common stock warrants were exercised in 2012 or 2011.

The Company issued a warrant to purchase 90 shares of common stock to the underwriter of the Company’s initial public offering, Feltl and Company. The warrant, which is included in the above table, became exercisable in November 2007 and expired in November 2011.

As of December 31, 2012, 2011 and 2010, the weighted average contractual life of the outstanding warrants was 1.92 years, 2.69 years and 1.27 years, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

NOTE 7: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Warrants

The Company has also issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model. The warrants vest immediately and have exercise periods of five years.

Warrants held by employees during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011		2010
	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—	21	$45.00	46	$40.45
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(1)	11.25
Expired	—	—	(21)	45.00	(24)	38.30

Outstanding and exercisable at end of year	—	—	—	—	21	$45.00

All 21 exercisable warrants held by employees expired unexercised during 2011, leaving no warrants held by employees outstanding as of December 31, 2011 or 2012.

The Company received total proceeds of $15 for common stock warrants exercised during 2010. The intrinsic value related to these warrants was $10.

Stock options

Amended and Restated 2006 Equity Incentive Plan

In March 2006, the Company’s Board of Directors adopted the 2006 Equity Incentive Plan (now known as the Amended and Restated 2006 Equity Incentive Plan (the “EIP”)) which was approved by the Company’s shareholders in February 2007. Participants in the EIP may include the Company’s employees, officers, directors, consultants, or independent contractors. The EIP authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity based awards. The number of shares of common stock originally reserved for issuance under the EIP was originally 200 shares. In November 2007, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 350. In June 2009, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 425 and also increased the maximum number of shares for which awards may be granted to any individual participant in any calendar year from 60 to 100.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 480. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 720. The EIP expires in March 2016. As of December 31, 2012, there were 232 shares available for future awards under the EIP.

Incentive options may be granted only to the Company’s officers, employees or corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the EIP. The Company will not grant non-statutory options under the EIP with an exercise price of less than 100% of the fair market value of the Company’s common stock on the date of grant. The Company issues new shares of common stock when stock options are exercised.

Amended and Restated 2006 Non-Employee Director Stock Option Plan

In April 2006, the Company’s Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the “DSOP”) which was approved by the Company’s shareholders in February 2007. The DSOP provides for the grant of options to members of the Company’s Board of Directors who are not employees of the Company or its subsidiaries. Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors was automatically entitled to a grant of an option for the purchase of 8 shares of common stock, 2 of which vest and become exercisable on the date of grant, and additional increments of 2 shares become exercisable and vest upon each director’s reelection to the Board of Directors. In June 2011, the Company’s shareholders approved an amendment to the DSOP replace the automatic grants of 8 shares with discretionary grants. The number of shares originally reserved for awards under the DSOP was 102 shares. In June 2012, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 200. Options are required to be granted at fair market value. As of December 31, 2012, there were 127 shares available for future awards under the DSOP.

The Company values the options using the Black-Scholes pricing model. The options vest over a four-year period and have a five-year term. In April 2011, as part of a former director’s resignation from the Board of Directors, a stock option for the purchase of 5 shares was modified to immediately vest, resulting in $7 of non-cash stock-based compensation expense.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2009	322	$11.80
Granted	178	9.20
Exercised	(3)	5.75
Forfeited or expired	(40)	6.70

Balance, December 31, 2010	457	$11.30
Granted	132	6.00
Exercised	(60)	3.35
Forfeited or expired	(119)	16.05

Balance, December 31, 2011	410	$9.38
Granted	100	5.35
Exercised	—	—
Forfeited or expired	(75)	14.97

Balance, December 31, 2012	435	$7.49

The Company received total proceeds of $0, $201 and $18 for stock options exercised during 2012, 2011 and 2010, respectively. The Company issues new shares for stock options that are exercised. The intrinsic value related to these options was $0, $185 and $20 in 2012, 2011 and 2010, respectively.

Information with respect to employee common stock options outstanding and exercisable at December 31, 2012 is as follows:

	Stock Options Outstanding				Options Exercisable
Range of Exercise	Number	Weighted Average Remaining	Weighted Average	Aggregate Intrinsic	Options	Weighted Average	Aggregate Intrinsic
Prices Between	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$5.35—$5.48	95	9.2 Years	$5.35	$—	10	$5.35	$—
$5.49—$5.93	91	7.7 Years	5.79	—	44	5.73	—
$5.94—$6.70	59	7.7 Years	6.24	—	31	6.20	—
$6.71—$9.53	95	5.3 Years	7.39	—	95	7.39	—
$9.54—$24.45	95	6.7 Years	12.16	—	66	12.11	—

	435	7.3 Years	$7.49	$—	246	$8.13	$—

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Restricted Stock and Share Awards

The Company issued 6 shares of restricted stock to a key employee in February 2012. The shares require both continued employment and achievement of certain performance targets. As of December 31, 2012, the performance targets had been achieved and the shares were issued to the employee. The weighted average fair value of the shares was based on the closing market price on the date of grant of $5.35. The fair market value of the grant totaled $32 and was recognized as stock compensation expense for the year ended December 31, 2012.

In February 2012, the Company issued 21 unregistered shares of its common stock to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $114 and was recognized as compensation expense in 2012.

During 2012, the Company issued an aggregate of 15 shares of common stock to its six non-employee board members. In addition, the Company also issued an aggregate of 9 shares of common stock to two key sales employees in 2012. The shares were issued to the six non-employee board members as part of their compensation for board service for the year ended December 31, 2012. The shares were issued to the two key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan. The weighted average fair value of the shares of $3.45 was based on the closing market prices on the dates of grant. The fair value of the stock awards was recognized as compensation expense and totaled $82 year ended December 31, 2012.

The Company issued restricted stock awards of 12 shares to two executive officers and certain key employees in March 2010. Of the shares, 6 vest in annual installments over a three-year period with continued employment. The remaining 6 shares require both continued employment and achievement of certain revenue targets in each of the three years. During 2011, 4 shares were forfeited as a result of the continued employment requirement not being fulfilled. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $12.75. The fair market value of the grants totaled $156 and is being recognized as stock compensation expense over the one and three-year periods. As of December 31, 2012, $4 remained to be expensed.

The Company issued restricted stock awards of 8 shares to an employee and 4 shares to an independent contractor in August 2010. Vesting requires continued service over a one-year period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $9.10. The fair market value of the grants totaled $104 and is being recognized as stock compensation expense over a one-year period. As of December 31, 2012, $0 remained to be expensed.

The Company issued a restricted stock award of 1 share to an independent contractor in September 2010. Vesting required both continued services and achievement of certain product development releases over a one-year period. The weighted average fair value of the share was based on the per share closing market price on the date of grant of $6.40. The fair market value of the grant totaled $6 and is being recognized as stock compensation expense over a one-year period. As of December 31, 2012, $0 remained to be expensed.

The Company issued a restricted stock award of 7 shares to an independent contractor in November 2010. Vesting required continued service over a three-month period. The weighted average fair value of the shares was based on the per share closing market price on the date of grant of $7.00. The fair market value of the grants totaled $48, of which $19 and $29 was recognized as stock compensation expense in 2011 and 2010, respectively. As of December 31, 2012, $0 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

A summary of the changes in outstanding restricted stock and share awards is as follows:

	Restricted Stock Awards Outstanding	Weighted Average Price
Balance, December 31, 2009	5	$11.00
Granted	31	10.00
Vested	(3)	11.00
Forfeited or expired	(3)	11.40

Balance, December 31, 2010	30	$9.90
Granted	—	—
Vested	(21)	8.65
Forfeited or expired	(4)	13.35

Balance, December 31, 2011	5	$12.25
Granted	30	3.82
Vested	(32)	4.37
Forfeited or expired	(1)	12.25

Balance, December 31, 2012	2	$12.25

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Following is a summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Stock-based compensation costs included in:
Cost of sales	$6	$16	$9
Sales and marketing expenses	69	103	117
Research and development expenses	55	56	40
General and administrative expenses	354	565	702

Total stock-based compensation expenses	$484	$740	$868

In February 2012, the Company granted stock options for the purchase of an aggregate of 61 shares to two executive officers and certain key employees, respectively. In addition, each of the Company’s six non-employee board members received stock options to purchase 7 shares of the Company’s stock in February 2012.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

In March 2011, the Company granted stock options for the purchase of an aggregate of 50 shares to two executive officers and certain key employees and each of the Company’s six non-employee board members received a stock option award to purchase 4 shares of the Company’s common stock. In June 2011 and October 2011, the Company granted stock options for the purchase of an aggregate of 29 shares to several key employees. Also, the Company granted stock options for the purchase of an aggregate of 32 shares to four new board members during 2011.

At December 31, 2012, there was approximately $451 of total unrecognized compensation expense related to unvested share-based awards. This expense will be recognized ratably over the next 2.07 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted was $3.16, $3.80 and $6.25 per share for 2012, 2011 and 2010, respectively. These values were calculated using the following weighted average assumptions:

	2012	2011	2010
Expected life	4.18 Years	3.82 to 4.08 Years	4.04 to 4.30 Years
Dividend yield	0%	0%	0%
Expected volatility	87.4%	88.1 to 90.6%	91.7 to 94.3%
Risk-free interest rate	0.5 to 0.8%	0.6 to 1.8%	1.3 to 2.4%

The estimated fair value of stock options that vested during 2012, 2011 and 2010 was $565, $1,067 and $670, respectively.

The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company calculated the estimated expected life based upon historical exercise data. The Company calculates expected volatility for stock options and awards using historical volatility. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption. The weighted average estimated forfeiture rate was 12.1%, 23.2% and 19.3% at December 31, 2012, 2011 and 2010, respectively. The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors as management does not expect significant turnover on the board.

In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 8 shares of the Company’s common stock at an exercise price of $14.50 per share, as additional consideration for the Loan and Security Agreement. The Company computed the estimated fair value of the warrant using the Black-Scholes model of $7.95 per share based on the assumptions outlined above with an expected life of five years and zero percent forfeiture rate. The fair value of $66 was amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. In January 2011, the Company reduced the exercise price to $6.93 per share, resulting in an incremental increase to the fair value of $1.00 per share. As of December 31, 2012, $0 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Amended and Restated 2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 60 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 80. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 80 to 120. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 12, 14 and 6 in the years ended December 31, 2012, 2011 and 2010, respectively. There were 43 shares reserved and available under the plan as of December 31, 2012.

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

Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
United States	$6,268	$8,454	$8,093
Canada	390	754	202
Other countries	46	66	272

Total Sales	$6,704	$9,274	$8,567

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

Geographic segments of property and equipment are as follows at:

	December 31, 2012	December 31, 2011
Property and equipment, net:
United States	$378	$596
Canada	37	55

Total	$415	$651

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Years ended December 31,
Customer	2012	2011	2010
Chrysler	40.9%	39.9%	46.7%
ARAMARK	16.2%	17.9%	13.1%

	57.1%	57.8%	59.8%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2012 and 2011, a significant portion of the Company’s accounts receivable was concentrated with a two customers. Customers with greater than 10% of total accounts receivable are represented on the following table:

	As of
	December 31,
Customer	2012	2011
Chrysler	40.5%	44.7%
Buffalo Wild Wings	16.7%	*
ARAMARK	*	12.5%

	57.2%	57.2%

*	Total accounts receivable balance from these customers was less than 10% at the end of the year presented.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

NOTE 9: INCOME TAXES

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has not provided for U.S. taxes on the cumulative loss of approximately $6,003 incurred by its Canadian wholly-owned subsidiary. If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2012	2011
Current asset / (liability):
Allowance for doubtful accounts	$32	$41
Property and equipment	(22)	(46)
Accrued expenses	240	268
Severance	—	—
Non-qualified stock options	370	275
Non-current asset:
Net foreign carryforwards	1,591	1,965
Net operating loss carryforwards	25,934	23,630

Deferred tax asset	28,145	26,133
Less: valuation allowance	(28,145)	(26,133)

Net deferred tax asset	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $28,145 and $26,133 respectively. The total valuation allowance increased by $2,012 primarily due to current year losses generated in the U.S. The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2012, the Company had federal net operating loss, or NOL, carryforwards of approximately $70,031, which will begin to expire in 2021. The Company also has various state net operating loss carryforwards for income tax purposes of approximately $35,840, which will begin to expire in 2015. The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382 (“382”). Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. The Company had not undertaken a 382 study as of December 31, 2012.

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

The calculation of the Company’s income tax provision involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2012 and 2011.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2012 and 2011, the Company had no accruals for the payment of tax-related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for all years since 2000 due to net operating loss carryforwards. As of December 31, 2012, the Company is not under any income tax audits by tax authorities.

The components of income tax expense (benefit) consist of the following:

	Year ended December 31,
	2012	2011	2010
Income tax provision:
Deferred:
Federal	$(1,904)	$(1,377)	$(1,908)
State	(158)	(85)	(148)
Foreign	50	(314)	(328)
Change in valuation allowance	2,012	1,776	2,384

Total income tax expense (benefit)	$—	$—	$—

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

The Company’s provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year ended December 31,
	2012		2011		2010
Federal statutory rate	(34.0	) %	(34.0	) %	(34.0	) %
State taxes	(2.8)		(1.6)		(2.0)
Foreign rate differential	(0.3)		1.5		0.5
Stock-based compensation	1.5		0.5		1.5
Intangibles expense	—		—		—
Other	0.2		0.2		0.3
Change in estimated tax rate	1.6		7.0		3.5
Change in valuation allowance	33.8		26.4		30.2

	—%		—%		—%

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)

NOTE 10: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2012 and 2011:

	Quarter Ended
	March 31	June 30	September 30	December 31
2012
Sales	$1,773	$1,557	$1,769	$1,605
Gross profit (exclusive of depreciation and amortization)	949	945	896	885
Loss from operations	(1,824)	(1,206)	(1,179)	(1,190)
Net loss	$(1,828)	$(1,207)	$(1,180)	$(1,191)
Net loss per share—basic and diluted	$(0.40)	$(0.25)	$(0.25)	$(0.24)
2011
Sales	$2,397	$3,054	$2,301	$1,522
Gross profit (exclusive of depreciation and amortization)	1,093	1,392	1,135	446
Loss from operations	(2,257)	(1,432)	(1,374)	(1,649)
Net loss	$(2,266)	$(1,438)	$(1,380)	$(1,654)
Net loss per share—basic and diluted	$(0.59)	$(0.37)	$(0.35)	$(0.41)

NOTE 11: SEVERANCE EXPENSE

In March 2012, the Company made organizational changes to better align resources resulting in termination of several employees. The combined severance expense related to this workforce reduction totaled $137. As of December 31, 2012, all severance payments had been made by the Company.

The following table provides financial information on the employee severance expense:

	For the Years Ended December 31,
	2012	2011	2010
Cost of sales	$4	$—	$—
Sales and marketing	—	—	—
Research and development	124	—	—
General and administrative	9	—	—

Total	$137	$—	$—

As part of the Company’s employment agreements with certain executive employees, if such employees are terminated without cause, severance payments may be due to such employees.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to Pre- Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333- 136972)).

4.3	Form of Warrant to Purchase Common Stock pursuant to 2010 Registered Direct Offering (incorporated by reference to our Annual Report on Form 10-K filed on March 22, 2011 (File No. 001-33169)).

10.1	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2011 (File No. 001-33169)).

10.2	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2012 (File No. 001-33169)).

10.3	Wireless Ronin Technologies, Inc. Amended and Restated 2007 Associate Stock Purchase Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2011 (File No. 001-33169)).

10.4	Form of Non-Qualified Stock Option Agreement Granted under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Registration Statement on Form SB-2 filed on August 29, 2006 (File No. 333-136972)).

10.5	Form of Incentive Stock Option Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Annual Report on Form 10-KSB filed on March 28, 2007 (File No. 001-33169)).

10.6	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 10, 2008) (File No. 001-33169)).

EXHIBIT INDEX

Exhibit Number	Description
10.7	Form of Restricted Stock Award Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.8	Form of Non-Qualified Stock Option Agreement under the Wireless Ronin Technologies, Inc. 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2009 (File No. 001-33169)).

10.9	Form of Non-Employee Director Stock Option Agreement under the Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 4, 2011 (File No. 001-33169)).

10.10	Amended and Restated Executive Employment Agreement by and between the Registrant and Scott W. Koller, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

10.11	Amendment No. 1 to Amended and Restated Executive Employment Agreement by and between the Registrant and Scott W. Koller, dated December 11, 2012.

10.12	Employment Agreement, dated as of March 9, 2009, between the Registrant and Darin P. McAreavey (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2009 (File No. 001-33169)).

10.13	Amendment No. 1 to the Executive Employment Agreement by and between the Registrant and Darin P. McAreavey, dated December 28, 2010 (incorporated by reference to our Current Report on Form 8-K filed on December 29, 2010 (File No. 001-33169)).

10.14	2011 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 29, 2010 (File No. 001-33169)).

10.15	2012 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 16, 2011 (File No. 001-33169)).

10.16	2013 Senior Management Bonus Plan (incorporated by reference to our Current Report on Form 8-K filed December 18, 2012 (File No. 001-33169)).

10.17	Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated April 26, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 30, 2007 (File No. 001-33169)).

EXHIBIT INDEX

Exhibit Number	Description
10.18	First Amendment to Lease by and between the Registrant and Utah State Retirement Investment Fund, dated July 14, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.19	Second Amendment to Lease Agreement by and between the Registrant and Utah State Retirement Investment Fund, dated August 4, 2010 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 5, 2010 (File No. 001-33169)).

10.20	Amendment of Lease Agreement by and between Wireless Ronin Technologies (Canada), Inc. and Dieter Schwarz, dated July 8, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-33169)).

10.21	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.22	Intellectual Property Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.23	Stock Pledge Agreement by and between the Registrant and Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.24	Warrant to Purchase Stock issued by the the Registrant to Silicon Valley Bank, dated March 18, 2010 (incorporated by reference to our Current Report on Form 8-K filed on March 24, 2010 (File No. 001-33169)).

10.25	First Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

10.26	Amendment No. 1 to Warrant to Purchase Stock issued by the Registrant to SVB Financial Group dated January 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011 (File No. 001-33169)).

10.27	Second Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated July 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 4, 2011 (File No. 001-33169)).

10.28	Third Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012 (File No. 001-33169)).

10.29	Fourth Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2012 (File No. 001-33169)).

10.30	Fifth Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated November 5, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2012 (File No. 001-33169)).

10.31	Waiver Agreement by and between the Registrant and Silicon Valley Bank, dated February 27, 2013.

EXHIBIT INDEX

Exhibit Number	Description
10.32	Form of Subscription Agreement for 2011 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001- 33169)).

10.33	Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated December 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001-33169)).

10.34	Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated September 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 13, 2012 (File No. 001-33169)).

10.35	Form of Subscription Agreement for 2012 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed September 13, 2012 (File No. 001-33169)).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL Format.

E-4