Form 10-Q
period 2013-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2013-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-33169

Wireless Ronin Technologies, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

As of May 15, 2013, the registrant had 5,894,120 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2013	2012

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,060	$ 2,252
Accounts receivable, net of allowance of $ 64 and $ 49, respectively	891	1,358
Inventories	107	158
Prepaid expenses and other current assets	148	111

Total current assets	4,206	3,879
Property and equipment, net	372	415
Restricted cash	50	50
Other assets	20	20

TOTAL ASSETS	$ 4,648	$ 4,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit—bank	$ 400	$ 400
Accounts payable	570	584
Deferred revenue	668	596
Accrued liabilities	607	527

Total current liabilities	2,245	2,107

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Capital stock, $ 0.01 par value, 26,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	—	—
Common stock, 10,000 shares authorized; 5,886 and 5,004 shares issued and outstanding	59	50
Additional paid-in capital	98,677	97,128
Accumulated deficit	(95,834)	(94,422)
Accumulated other comprehensive loss	(499)	(499)

Total shareholders’ equity	2,403	2,257

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 4,648	$ 4,364

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,

	2013	2012

Sales
Hardware	$ 292	$ 338
Software	74	102
Services and other	1,041	1,333

Total sales	1,407	1,773
Cost of sales
Hardware	192	189
Software	8	31
Services and other	461	604

Total cost of sales (exclusive of depreciation and amortization shown separately below)	661	824

Gross profit	746	949
Operating expenses:
Sales and marketing expenses	362	458
Research and development expenses	318	559
General and administrative expenses	1,410	1,676
Depreciation and amortization expense	61	80

Total operating expenses	2,151	2,773

Operating loss	(1,405)	(1,824)
Other income (expenses):
Interest expense	(7)	(5)
Interest income	—	1

Total other expense	(7)	(4)

Net loss	$ (1,412)	$ (1,828)

Basic and diluted loss per common share	$ (0.27)	$ (0.40)

Basic and diluted weighted average shares outstanding	5,240	4,603

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,

	2013	2012

Operating Activities:
Net loss	$ (1,412)	$ (1,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	61	80
Stock-based compensation expense	159	161
Issuance of common stock for services	10	114
Issuance of warrants for services	—	71
Amortization of warrants issued for debt issuance costs	—	3
Provision for doubtful accounts	15	(1)
Change in operating assets and liabilities:
Accounts receivable	451	225
Inventories	51	46
Prepaid expenses and other current assets	(37)	31
Accounts payable	(15)	(249)
Deferred revenue	72	(76)
Accrued liabilities	82	170

Net cash used in operating activities	(563)	(1,253)
Investing activities
Purchases of property and equipment	(20)	(10)

Net cash used in investing activities	(20)	(10)
Financing activities
Payments on capital lease obligations	—	(11)
Proceeds from the issuance of common stock	1,377	—
Proceeds from the sale of common stock under associate stock purchase plan	14	32

Net cash provided by financing activities	1,391	21
Effect of Exchange Rate Changes on Cash	—	(4)

Increase (Decrease) in Cash and Cash Equivalents	808	(1,246)
Cash and Cash Equivalents, beginning of period	2,252	5,478

Cash and Cash Equivalents, end of period	$ 3,060	$ 4,232

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s one wholly-owned subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2013.

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

Uncompleted contracts at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Cost incurred on uncompleted contracts	$ 69	$ 14
Estimated earnings	78	61

Revenue recognized	147	75
Less: billings to date	(219)	(32)

	$ (72)	$ 43

The above information is presented in the balance sheet as follows:

	March 31, 2013	December 31, 2012

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 23	$ 44
Billings in excess of costs and estimated earnings on uncompleted contracts	(95)	(1)

	$ (72)	$ 43

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2013 and December 31, 2012, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at both March 31, 2013 and December 31, 2012.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $64 and $49 at March 31, 2013 and December 31, 2012, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $43 and $38 at March 31, 2013 and December 31, 2012, respectively.

8. Impairment of Long-Lived Assets

The Company reviews the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three months ended March 31, 2013 and 2012.

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

Depreciation and amortization expense was $61 and $80 for the three months ended March 31, 2013 and 2012, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2013 and 2012. Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $318 and $559 during the three months ended March 31, 2013 and 2012, respectively.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 1,247 and 587, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three months ended March 31, 2013 and 2012.

12. Deferred Income Taxes

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $159 and $161 was charged to expense during the three months ended March 31, 2013 and 2012, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 25.2% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its Board of Directors.

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received. During the three months ended March 31, 2013 and 2012, the Company recognized $10 and $185 of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services.

See Note 5 for further information regarding stock-based compensation and the assumptions used to calculate the fair value of stock-based compensation.

14. Fair Value of Financial Instruments

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

15. Use of Estimates

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

16. Deferred Financing Costs

Amortization expense related to deferred financing costs was $0 and $3 for the three months ended March 31, 2013 and 2012, respectively. The amortization expense was recorded as a component of interest expense. The balance of deferred financing costs was $0 at both March 31, 2013 and December 31, 2012.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012

Balance at beginning of year	$ 49	$ 50
Provision for doubtful receivables	15	—
Write-offs	—	(1)

Balance at end of year	$ 64	$ 49

INVENTORIES

	March 31,	December 31,
	2013	2012

Finished goods	$ 61	$ 103
Work-in-process	46	55

Total inventories	$ 107	$ 158

PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2013	2012

Leased equipment	$ 89	$ 89
Equipment	1,202	1,192
Leasehold improvements	381	381
Demonstration equipment	5	5
Purchased software	368	373
Furniture and fixtures	570	572

Total property and equipment	$ 2,615	$ 2,612
Less: accumulated depreciation and amortization	(2,243)	(2,197)

Net property and equipment	$ 372	$ 415

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	March 31,	December 31,
	2013	2012

Deferred software maintenance	$ 467	$ 480
Customer deposits and deferred project revenue	201	116

Total deferred revenue	$ 668	$ 596

ACCRUED LIABILITIES

	March 31,	December 31,
	2013	2012

Compensation	$ 349	$ 254
Accrued rent	201	208
Sales tax and other	57	65

Total accrued liabilities	$ 607	$ 527

See Note 4 for additional information on accrued remaining lease obligations.

SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,

	2013	2012

Cash paid for:
Interest	$ 7	$ 2

NOTE 3: FAIR VALUE MEASUREMENT

As of March 31, 2013 and December 31, 2012, cash equivalents consisted of the following:

March 31, 2013

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$ 2,817	$ —	$ —	$ 2,817

Total included in cash and cash equivalents	$ 2,817	$ —	$ —	$ 2,817

December 31, 2012

	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$ 2,009	$ —	$ —	$ 2,009

Total included in cash and cash equivalents	$ 2,009	$ —	$ —	$ 2,009

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at March 31, 2013 and December 31, 2012 primarily represents funds held in a commercial paper sweep account totaling $2,817 and $2,009, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At March 31, 2013 and December 31, 2012, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At March 31, 2013 and December 31, 2012, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of March 31, 2013 and December 31, 2012.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowances as of December 31, 2010. The lease requires the Company to maintain a letter of credit which can, in the discretion of the landlord, be reduced or released. The amount of the letter of credit as of March 31, 2013 was $240. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $88 and $95 for the three months ended March 31, 2013 and 2012, respectively.

Future minimum lease payments for operating leases are as follows:

At March 31, 2013	Lease Obligations

Nine months ending December 31, 2013	$ 194
2014	234
2015	206
2016	196
2017	196
Thereafter	17

Total future minimum obligations	$ 1,043

Litigation

The Company was not party to any material legal proceedings as of May 10, 2013, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013. The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of March 31, 2013 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $1,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of March 31, 2013, the amount available to the Company under the loan and security agreement was $157, after deducting the outstanding balance of $400.

The amendment which became effective March 31, 2013 adjusted the minimum tangible net worth requirement to $1,680 for the month ending March 31, 2013, and on the last day of each following month thereafter.  It further established that, commencing with the quarter ended March 31, 2013, the minimum tangible net worth requirement increases (a) by 50% of the Company’s net income for such quarter and (b) by 50% of all gross proceeds received from the Company’s issuances of equity during such quarter and/or the principal amount of subordinated debt incurred by the Company during such quarter, but excluding up to $1,560 of gross proceeds from the Company’s March 2013 registered direct offering of equity securities. The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $240.

Under the Loan and Security Agreement, the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit, which is secured by all assets of the Company, matures on March 12, 2014.

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. The number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan and the Amended and Restated 2006 Non-Employee Director Stock Option Plan as of March 31, 2013 was 720 and 200, respectively. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31,

	2013	2012

Stock-based compensation costs included in:
Cost of sales	$ 2	$ 2
Sales and marketing expenses	9	11
Research and development expenses	9	13
General and administrative expenses	139	135

Total stock-based compensation expenses	$ 159	$ 161

At March 31, 2013, there was approximately $575 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $1.24 and $3.55 per share, respectively.

The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,

	2013	2012

Expected life	4.26 years	4.18 years
Dividend yield	0%	0%
Expected volatility	94.6%	87.4%
Risk-free interest rate	0.6%	0.5 to 0.8%

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 18.3% to 25.2% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors.

In February 2013 and February 2012, the Company granted stock options for the purchase of an aggregate of 173 and 61 shares to two executive officers and certain key employees, respectively. In addition, each of the Company’s five non-employee board members received stock options to purchase 20 and 7 shares of the Company’s stock in February 2013 and February 2012, respectively.

The Company issued 6 shares of restricted stock to a key employee in February 2012. The shares required both continued employment and achievement of certain performance targets by June 30, 2012. As of June 30, 2012, the performance targets had been achieved and the shares were issued to the employee. The weighted average fair value of the shares was based on the closing market price on the date of grant of $5.35. The fair market value of the grants totaled $32 and was recognized as stock compensation expense on a straight-line basis through June 30, 2012.

In February 2013 and February 2012, the Company issued 6 and 21 unregistered shares of its common stock to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $10 and $114 and was recognized as compensation expense during the three months ended March 31, 2012 and March 2012, respectively. In addition, the Company issued a three-year warrant for the purchase of 30 shares of common stock at an exercise price of $8.75 to another vendor in exchange for public relations services. The fair value of the warrants was $2.35 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.51% and a volatility rate of 87.4%. The total fair value of $71 was recognized as compensation expense during the three months ended March 31, 2012 as the warrant was 100% exercisable upon issuance.

In April 2013 and April 2012, the Company issued an aggregate of  8 and 3 shares of common stock, respectively, to its non-employee board members. The shares were issued to the non-employee board members as part of their compensation for board service for the three month period ended March 31, 2013 and 2012. The weighted average fair value of the shares was based on the closing market price on the date of grant of $1.50 and $4.45 for the three months ended March 31, 2013 and 2012, respectively. The fair value of the stock awards was recognized as compensation expense and totaled $13 and $14 for the three months ended March 31, 2013 and 2012, respectively.

Stock options and warrants for the purchase of approximately one share were cancelled or expired during the three months ended March 31, 2013.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 60 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 80. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 80 to 120. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 85, leaving 35 remaining shares available to be issued under the plan, as of March 31, 2013.

Registered Direct Offering

In March 2013, the Company sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013. The Company determined the warrants are permanent equity. The Company obtained approximately $1,377 in net proceeds as a result of this registered direct offering.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended
	March 31,

	2013	2012

United States	$ 1,276	$ 1,637
Canada	118	130
Other International	13	6

Total Sales	$ 1,407	$ 1,773

Geographic segments of property and equipment are as follows:

	March 31,	December 31,
	2013	2012

Property and equipment, net:
United States	$ 341	$ 378
Canada	31	37

Total	$ 372	$ 415

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended
	March 31,

Customer	2013	2012

Chrysler	40.1%	42.7%
ARAMARK	18.5%	10.7%

	58.6%	53.4%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2013 and December 31, 2012, a significant portion of the Company’s accounts receivable was concentrated with the following customers:

	March 31,	December 31,
Customer	2013	2012

Chrysler	40.6%	40.5%
ARAMARK	19.6%	*
Buffalo Wild Wings	*	16.7%

	60.2%	57.2%

NOTE 7: SUBSEQUENT EVENT

On April 11, 2013, the Company entered into a license agreement with Delphi Display Systems, Inc. (“Delphi”) (the “License Agreement”) pursuant to which the Company granted Delphi an exclusive, worldwide, perpetual license to use and sublicense its

RoninCast® 4.0 HTML5-based software, as revised from time to time (the “Software”), in specified target markets. Under the License Agreement, these target markets are (1) quick-service restaurants or food service providers that have a substantial number of drive-through locations, (2) pump toppers (displays located on fuel dispensing devices) and (3) other markets as subsequently mutually agreed upon between the Company and Delphi.

The license is exclusive in the target markets for five years from the date of the License Agreement, unless earlier terminated pursuant to the License Agreement. During this exclusivity period, the Company has agreed not to market, sell or otherwise promote, either directly or indirectly, any product with substantially similar functionality to the Software to the target markets. Delphi has agreed to use its best efforts to market, promote, and sublicense the Software within the target markets. Although Delphi may develop its own software to facilitate interface with the Software for application in Delphi’s own business or in the businesses of Delphi’s sublicensees, Delphi may not form an agreement with a third party to develop or resell software to compete with the Software in any market during the term of the License Agreement. Should Delphi elect to develop software that would compete with the Software for a specific customer or market application (“the Competing Software”), prior to Delphi developing such software, Delphi will grant the Company a right of first refusal to develop the Competing Software at a cost equal or less than Delphi’s reasonable, documented costs to develop the Competing Software.

In consideration of such license, Delphi paid the Company in April 2013 a one-time license fee of $750, for the first 7.5 installed nodes, which represents approximately 1.5 locations based on an assumption of .005 installed nodes per location. The Company also agreed to certain node license fees for additional nodes. Delphi has agreed to pay the Company monthly hosting and support service fees on installed nodes, including hosting and support service fees that increase each year over a five-year period and aggregate to a minimum of $1,283 over such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

While our marketing technology solutions have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including quick serve restaurants (QSR), fast casual and managed food services markets), and (3) retail. Commencing April 2013, we began to target the QSR and pump topper markets through our license agreement with Delphi Displays Systems, Inc.  Further information regarding such agreement appears under the subcaption “Subsequent Event.” The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new and participants in these industries only recently started adopting these types of technologies as part of their overall marketing strategies. As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue.  We believe this characterization applies to our competitors as well, which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.

We believe that the adoption of marketing technology solutions will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of our marketing technology solutions, which includes digital signage, depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content in digital signage systems. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of digital signage systems. Costs of these digital media players and flat panel displays have historically decreased and we believe will continue to do so, though we do not manufacture either product and do not substantially affect the overall markets for these products. In addition, we have been developing our next generation of RoninCast software in such a way as to allow it to function on significantly lower cost media players than the ones in use today. With the successful launch of our next generation RoninCast during the first quarter of 2013, we are now able to deploy our software on lower cost media players.  With this capability, coupled with a continued decline in costs for flat panel displays, we believe that adoption of digital signage and other marketing technology solutions is likely to increase, though we cannot predict the rate at which such adoption will occur.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three months ended March 31, 2013.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended

	March 31, 2013	% of total sales	March 31, 2012	% of total sales	$ Increase (Decrease)	% Increase (Decrease)

Sales	$ 1,407	100.0%	$ 1,773	100.0%	$ (366)	(20.6%)
Cost of sales	661	47.0%	824	46.5%	(163)	(19.8%)

Gross profit (exclusive of depreciation and amortization shown separately below)	746	53.0%	949	53.5%	(203)	(21.4%)
Sales and marketing expenses	362	25.7%	458	25.8%	(96)	(21.0%)
Research and development expenses	318	22.6%	559	31.5%	(241)	(43.1%)
General and administrative expenses	1,410	100.2%	1,676	94.5%	(266)	(15.9%)
Depreciation and amortization expense	61	4.3%	80	4.5%	(19)	(23.8%)

Total operating expenses	2,151	152.9%	2,773	156.4%	(622)	(22.4%)

Operating loss	(1,405)	(99.9%)	(1,824)	(102.9%)	419	(23.0%)
Other income (expense)
Interest expense	(7)	(0.5%)	(5)	(0.3%)	2	(40.0%)
Interest income	—	—	1	0.1%	(1)	(100.0%)

Total other expense	(7)	(0.5%)	(4)	(0.2%)	(3)	(75.0%)

Net loss	(1,412)	(100.4%)	(1,828)	(103.1%)	416	(22.8%)

	Three Months Ended

	March 31, 2013	% of total sales	March 31, 2012	% of total sales	$ Increase (Decrease)	% Increase (Decrease)

United States	$ 1,276	90.7%	$ 1,637	92.3%	$ (361)	(22.4%)
Canada	118	8.4%	130	7.3%	(12)	(9.2%)
Other International	13	0.9%	6	0.4%	7	116.7%

Total Sales	$ 1,407	100.0%	$ 1,773	100.0%	$ (366)	(20.6%)

Sales

Our sales during the three months ended March 31, 2013 decreased 21% or $366 to $1,407, compared to the same period in the prior year. This decrease was primarily attributable to lower development and content orders associated with iShowroom from Chrysler.  During the first quarter of 2013, we recognized total revenue from Chrysler of $565, compared to $757 from Chrysler for the same period in the prior year.  Additionally, our sales to individual Fiat dealerships were also lower by $58, when comparing the first quarter of 2013 to the same period in 2012 as a result of fewer deployments of the interactive kiosks featuring iShowroom.  Eleven Fiat dealerships deployed interactive kiosks during the first quarter of 2013, compared to 22 for the same period in the prior year.  Chrysler continues to require that all Fiat dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat Studio Facilities. We received no orders for kiosks from Chrysler dealerships during the first quarter of 2013 or 2012.  Although we have not received any iShowroom branded tower orders from Chrysler dealers since the second quarter of 2011, we believe Chrysler will further expand the program with further dealership adoption once the inventory we have already delivered and recognized as revenue is deployed from the purchase made in May 2011. However, since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers will remain within the discretion of individual dealerships, we are unable to predict or forecast the timing or value of any future orders. Since the start of this program in September 2010, we have received orders for a total of 672 Chrysler and Fiat dealerships, substantially all of which have been filled as of March 31, 2013.

We experienced an overall increase in sales to ARAMARK of approximately $71 when comparing the first quarter of 2013 to the same period in the prior year.  This was the result of receiving orders for our digital menu board solutions for 18 additional ARAMARK food service locations. Through March 31, 2013, we had received purchase orders for 317 locations we manage or will be managing through our network operations center, most of which have been filled as of March 31, 2013.

We also generated additional revenue related to our recurring hosting revenue, which totaled approximately $495 during the first quarter of 2013, a 6% increase from $466 recognized during the same period in the prior year, as our installation base continues to grow.

Due to the current economic environment and the lengthy sales cycle associated with deploying large-scale marketing technology solutions, we are not able to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales declined 20% or $163 to $661 for the first quarter of 2013 compared to the same period in the prior year.  The decrease was due primarily to a reduction in personnel costs as a result of a decline in content and development orders for Chrysler when comparing the first quarter of 2013 to the same period in the prior year.  On a percentage basis, our overall gross margin was 53% for the first quarter of 2013, compared to 54% for the same period in 2012.  The decline was primarily due to lower hardware margins realized during the first quarter of 2013, when compared to the same period in the prior year. Our gross margin for services revenue on a percentage basis continues to improve, primarily as a result of continued growth in our recurring hosting and support revenue from our expanding installed base.  Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix.  However, we believe that, over the long-term, our gross margin on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Our operating expenses decreased 22% or $622 to $2,151 for the three months ended March 31, 2013 compared to the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock-based compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 21% or $96 to $362 for the three months ended March 31, 2013 compared to the same period in the prior year.  The decrease in sales and marketing expense when comparing the first quarter of 2013 to the same period in 2012 was primarily due to a decrease in tradeshow expenses of $83 as a result of concentrating our marketing dollars on more forums and user groups instead of the larger national tradeshows such as Digital Signage Expo.  Our stock-based compensation expense was also lower by $2 when comparing the first quarter of 2013 to the same period in 2012.  Total stock-based compensation expense included in sales and marketing was $9 and $11 during the three months ended March 31, 2013 and 2012, respectively.  We continue to focus our efforts to maximize return on investment by attending select industry digital signage tradeshows, as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Any significant increase in our sales and marketing expenses for the full year 2013 relative to 2012 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for the first quarter of 2013 decreased 43% or approximately $241 to $318 when compared to the same period in the prior year.  The decrease when comparing the first quarter of 2013 to the same period in 2012 was primarily related to lower employee compensation costs due to personnel changes of $175 made after the end of the first quarter of 2012 and lower expense incurred with outside consultants of $48.  In addition, we also allocated a higher level of our research and development expense to cost of goods sold as a result of an increase in billable development work we performed for our customers and lower outside consultant expense.  We currently believe our research and development expenses for each of the remaining three quarters of 2013 will be at a similar level to that experienced during the first quarter of 2013.  It continues to be critical for our success that we are able to further enhance our RoninCast® software as the need for a more sophisticated dynamic digital signage platform continues to evolve.  Included in research and development expense was stock-based compensation expense of $9 and $13 during the first quarter of 2013 and 2012, respectively.

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.   Total general and administrative expenses decreased 16% or $266 to $1,410 for the first quarter of 2013, when compared to the same period in the prior year.  The decline in general and administrative expenses was primarily attributable to lower stock-based compensation expense of $175 attributable to stock and warrants issued to outside vendors for professional fees when comparing the first quarter of 2013 to 2012.  In addition, we had a reduction in employee compensation and related costs of $32 and also $20 less in public company related expenses.  Total stock compensation expense related to stock awards and options issued to our employees and non-employee directors for the first quarter of 2013 totaled $139, compared to $135 for the same period in the prior year.  We currently believe our general and administrative costs will remain at a similar level to that experienced during the first quarter of 2013 for each of the remaining three quarters of 2013.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was $61 and $80 during the first quarter of 2013 and 2012.   Our depreciation expense continues to decrease, primarily as the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the three months ended March 31, 2013 and 2012 totaled $7 and 5, respectively.  Interest expense for the three months ended March 31, 2013 relates to the amount outstanding on the line of credit with Silicon Valley Bank. Included in interest expense for the three months ended March 31, 2012 was $2 associated with the capital lease that we entered into in July 2010 and paid off in June 2012.  The remaining amount included in interest expense for the three months ended March 31, 2012 was the result of the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we entered into in March 2010 and most recently modified effective March 13, 2013.  The warrant vested 100% on date of grant and we recognized the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price associated with the warrant resulting in an incremental increase in fair value of $0.20 per share.  The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income was lower by $1 during the three month period ended March 31, 2013 when compared to the same period in the prior year.  The decrease in interest income was primarily due to a lower average cash balance during the three month period ended March 31, 2013 compared to the same period in the prior year.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2012, 2011 and 2010 and the three months ended March 31, 2013 and 2012.  At March 31, 2013, we had cash, cash equivalents and restricted cash of $3,110 and working capital of $1,961. The cash used in operating activities for the three months ended March 31, 2013 was $563.  At March 31, 2013, we had an outstanding balance of $400 on our line of credit with Silicon Valley Bank; additionally, Silicon Valley Bank has issued a letter of credit in the amount of $240 as collateral to the landlord of our corporate office. We cannot assure you that funds would be available or sufficient under our loan and security agreement with Silicon Valley Bank, and we may not be able to successfully obtain additional financing on favorable terms, or at all.  Additionally, from time to time we have failed to satisfy the minimum tangible net worth covenant, which must be satisfied in order for us to borrow under such agreement. Furthermore, as a result of the contractually imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of March 31, 2013, was approximately $157. The line of credit, which is secured by all of our assets, matures on March 12, 2014.

The financial statements for the fiscal year ended December 31, 2012 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond September 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.  In light of our financial condition and potential for continued net losses, we continue to evaluate strategic and financial alternatives and have engaged Roth Capital Partners, LLC to assist us in that process. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. However, there can be no assurance that any of these efforts will be successful or resolve our short-term liquidity issues.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of March 31, 2013, we had an accumulated deficit of $95,834. The cash flow used in operating activities was $563 and $1,253 for the three months ended March 31, 2013 and 2012, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $1,412 and $1,828 for the three months ended March 31, 2013 and 2012, respectively.  Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $230 and $429 for the three months ended March 31, 2013 and 2012, respectively.  The primary reasons for the decrease in the change to our working capital accounts for the three months ended March 31, 2013 were timing on when we collected certain receivables and our progressive invoicing of a significant amount of projects to Chrysler in January 2013,  all of which were collected prior to March 31, 2013.   Also in the three months ended March 31, 2012, we were able to invoice a higher percentage of orders to Chrysler earlier in the first quarter of 2012, when compared to the fourth quarter of 2011.  Therefore, our accounts receivable declined $451 and $225 during the three months ended March 31, 2013 and 2012, respectively, when compared to the prior year end balances.  Our accrued liabilities increased $82 and $170 during the first three months of 2013 and 2012, respectively, when compared to the prior year end balances as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances.  The decreases in inventory balances of $51 and $46 for the three months ended March 31, 2013 and 2012 were primarily the result of fewer open projects at March 31, 2013 and 2012, when compared to December 31, 2012 and 2011, respectively.  We also experienced an increase in our deferred revenue balance of $72 as a result of an increase of several uncompleted projects as of March 31, 2013.

Partially offsetting these declines to our working capital balances was an increase to our prepaid expenses balance of $37 at the end of the first quarter of 2013, when compared to the prior year end balance.  This increase was primarily the result of prepaying several tradeshows that will be taking place later in the year and other subscription based services, which will be amortized to expense over the period provided, which in most cases is by the end of 2013.   Additionally, we had a decline in accounts payable balances of $15 and $249 at the end of the first quarter of 2013 and 2012, when compared to the prior year end balances.  The decrease for the three months ended March 31, 2013 was mostly due to timing of our periodic cash disbursement cycle.  The decrease for the three months ended March 31, 2012 was as a result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales that are fulfilled through third party vendors.  Lastly, our deferred revenue balance declined by $76 during the first three months of 2012 related to several projects which were completed and recognized into revenue during the first quarter of 2012.

Based on our current expense levels, we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations through September 30, 2013.  Our financial condition and potential for continued net losses could cause current and prospective customers to defer placing orders with us, to require terms that are unfavorable to us, or to place their orders with marketing technology suppliers other than us, which could adversely affect our business, financial condition and results of operations.

Investing Activities

Net cash used in investing activities during the first three months of 2013 was $20 compared to $10 during the same period in the prior year. The increase in cash used in investing activities was primarily due to a new tradeshow booth the company purchased during the first quarter of 2013.  Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures for the remainder of 2013 consistent with those incurred during the last nine months of 2012.

Financing Activities

Net cash provided by financing activities during the three month period ended March 31, 2013 and 2012 was $1,391 and $21, respectively. In March 2013, we sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  We obtained approximately $1,377 in net proceeds as a result of this registered direct offering.   During the three month period ended March 31, 2013 and 2012, we received proceeds of $14 and $32, respectively, from the issuance of shares under our associate stock purchase plan.  The cash inflows from financing activities during the three months ended March 31, 2012 were partially offset by $11 of principal payments made on a capital lease we entered into in July 2010.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013. The Loan and Security Agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit which as of March 31, 2013 was in the amount of $240, which effectively reduced the capacity amount under the Loan and Security Agreement to $1,260, subject to the borrowing base availability and continued compliance with restrictive covenants. As of March 31, 2013, the amount available to us under the loan and security agreement was $157, after deducting the outstanding balance of $400.

The amendment which became effective March 13, 2013 adjusted the minimum tangible net worth requirement to $1,680 for the month ending March 31, 2013, and on the last day of each following month thereafter. It further established that, commencing with the quarter ended March 31, 2013, the minimum tangible net worth requirement increases (a) by 50% of our net income for such quarter and (b) by 50% of all gross proceeds received from our issuances of equity during such quarter and/or the principal amount of subordinated debt incurred by us during such quarter, but excluding up to $1,560 of gross proceeds from our March 2013 registered direct offering of equity securities.  We must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than our existing lease letter of credit). The maximum permitted amount of outstanding letters of credit is $240.

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

As of March 31, 2013, ARAMARK and Chrysler accounted for 19.6% and 40.6%, respectively, of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors. Based on our current and anticipated expense levels and our existing capital resources, we anticipate that our cash balance, including the net proceeds of the registered direct common stock offering we completed in March 2013, the funds received from the licensing agreement we signed with Delphi Display Systems, Inc. in April 2013, and the availability of our line of credit, will be adequate to fund our operations through September 30, 2013.

To assist us as we assess how to improve our liquidity, increase our capital resources, and consider strategic options, we have engaged Roth Capital Partners, LLC to render financial advisory and investment banking services to our company in connection with our general financial strategy and planning, including an evaluation of strategic and financial alternatives.

Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs, we will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank. Those covenants include maintaining minimum tangible net worth. There can be no assurance we will successfully complete any future equity or debt financing.

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

Due to losses suffered from operations, in its report attached to our financial statements for the year ended December 31,

2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.

We do not currently have sufficient capital resources to fund our operations beyond September 30, 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures for the remainder of 2013 consistent with those incurred during the last nine months of 2012.

Operating and Capital Leases

At March 31, 2013, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of March 31, 2013 and the time frame within which payments on such obligations are due (in thousands):

Payment Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations	$ 1,043	$ 259	$ 425	$ 359	$ -

Our internal source of liquidity solely consists of our cash balance, which as of March 31, 2013 was $3,110. Of this amount, $2,817 is invested in a daily sweep commercial paper account with Silicon Valley Bank.  We monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis.   Other sources of funds consist of the loan and security agreement we have with Silicon Valley Bank.  From time to time we have failed to satisfy such agreement’s tangible net worth covenant, which must be satisfied in order for us to borrow under this line of credit.  Furthermore, as a result of the contractually imposed limits on our borrowing base, the amount available to us under the agreement, based on calculations as of March 31, 2013, was approximately $157. This amount represents our external source of liquidity. The line of credit, which is secured by all of our assets, matures on March 12, 2014.

Based on our working capital position at March 31, 2013, we believe we have sufficient working capital to meet our current obligations through September 30, 2013.

Subsequent Event

On April 11, 2013, we entered into a license agreement with Delphi Display Systems, Inc. (“Delphi”) pursuant to which we granted Delphi an exclusive, worldwide, perpetual license to use and sublicense our RoninCast® 4.0 HTML5-based software, as revised from time to time, in certain specified markets. The markets covered under the license agreement, include (1) quick-service restaurants or food service providers that have substantial number of drive-through locations, (2) pump toppers (displays located on fuel dispensing devices) and (3) other markets as subsequently mutually agreed upon between us and Delphi.

The license is exclusive in the markets outlined above for five years from the date of the license agreement, unless earlier terminated per the terms of the license agreement. During this exclusivity period, we agreed not to market, sell or otherwise promote, either directly or indirectly, any product with substantially similar functionality to our RoninCast software to the markets outlined above. Delphi has agreed to use its best efforts to market, promote, and sublicense our software within the specified markets. Although Delphi may develop its own software to facilitate interface with our software for application in Delphi’s own business or in the businesses of Delphi’s sublicenses, Delphi may not form an agreement with a third party to develop or resell software to compete with our software in any market during the term of the license agreement. Should Delphi elect to develop software that would compete with our software for a specific customer or market application, prior to Delphi developing such software, Delphi will grant us a right of first refusal to develop the competing software at a cost equal or less than Delphi’s reasonable, documented costs to develop the competing software.

In consideration of such license, Delphi paid us in April 2013 a one-time license fee of $750, for the first 7.5 installed nodes, which represents approximately 1.5 locations based on an assumption of .005 installed nodes per location. We also agreed to certain node license fees for additional nodes. Delphi has agreed to pay us monthly hosting and support service fees on installed nodes, including hosting and support service fees that increase each year over a five-year period and aggregate to a minimum of $1,283 over such period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of March 31, 2013, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet.  The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial during the three month periods ended March 31, 2013 and 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 10, 2013, and there were no such proceedings pending during the period covered by this report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2013, we issued 5,555 shares of common stock to the accredited investor who owns the executive search firm we retained in connection with executive search services.  The number of shares we issued was calculated by dividing $10,000, the amount of the search fee otherwise payable in cash in connection with this search by $1.80, the closing price of one share of our common stock on February 13, 2013. The issuance of such shares represented payment in full of such search fees.

The foregoing issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act. The certificate representing the shares contains restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipient of such shares received, or had access to, material information concerning our company, including, but not limited to, our reports on Form 10-K, Form 10-Q, and Form 8-K, as filed with the SEC. No discount or commission was paid in connection with the issuance of the shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See “Exhibit Index.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: May 15, 2013	By:	/s/ Darin P. McAreavey

Darin P. McAreavey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and
Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Annual Report on Form 10-K filed on March 1, 2013 (File No. 001-33169)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to our Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1

Waiver Agreement by and between the Registrant and Silicon Valley Bank, dated February 27, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 1, 2013 (File No. 000-33169)).

10.2	Form of Subscription Agreement for March 2013 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 000-33169)).

10.3	Form of Warrant for March 2013 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 000-33169)).

10.4

Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated March 4, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 001-33169)).

10.5

Sixth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 21, 2013 (incorporated by reference by our Current Report on Form 8-K filed on March 22, 2013 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.