Form 10-Q
period 2013-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2013-08-09
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 9, 2013, the registrant had 5,918,604 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,204	$2,252
Accounts receivable, net of allowance of $64 and $49, respectively	1,438	1,358
Inventories	85	158
Prepaid expenses and other current assets	158	111
Total current assets	3,885	3,879
Property and equipment, net	316	415
Restricted cash	50	50
Other assets	20	20
TOTAL ASSETS	$4,271	$4,364

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit - bank	$400	$400
Accounts payable	615	584
Deferred revenue	378	596
Accrued liabilities	464	527
Total current liabilities	1,857	2,107

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 5,894 and 5,004 shares issued
and outstanding	59	50
Additional paid-in capital	98,764	97,128
Accumulated deficit	(95,910)	(94,422)
Accumulated other comprehensive loss	(499)	(499)
Total shareholders' equity	2,414	2,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,271	$4,364

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales
Hardware	$578	$296	$870	$634
Software	922	80	996	182
Services and other	1,126	1,181	2,167	2,514
Total sales	2,626	1,557	4,033	3,330
Cost of sales
Hardware	358	179	550	368
Software	3	13	11	44
Services and other	446	420	907	1,024
Total cost of sales (exclusive of depreciation and amortization shown separately below)	807	612	1,468	1,436
Gross profit	1,819	945	2,565	1,894
Operating expenses:
Sales and marketing expenses	381	400	743	858
Research and development expenses	205	396	523	955
General and administrative expenses	1,244	1,280	2,654	2,956
Depreciation and amortization expense	59	75	120	155
Total operating expenses	1,889	2,151	4,040	4,924
Operating loss	(70)	(1,206)	(1,475)	(3,030)
Other income (expenses):
Interest expense	(6)	(1)	(13)	(6)
Interest income	-	-	-	1
Total other expense	(6)	(1)	(13)	(5)
Net loss	$(76)	$(1,207)	$(1,488)	$(3,035)
Basic and diluted loss per common share	$(0.01)	$(0.26)	$(0.27)	$(0.66)
Basic and diluted weighted average shares outstanding	5,888	4,626	5,565	4,617

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities:
Net loss	$(1,488)	$(3,035)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	120	155
Stock-based compensation expense	247	278
Issuance of common stock for services	10	129
Issuance of warrants for services	-	71
Amortization of warrants issued for debt issuance costs	-	3
Provision for doubtful accounts	15	(1)
Change in operating assets and liabilities:
Accounts receivable	(100)	371
Inventories	73	48
Prepaid expenses and other current assets	(47)	(52)
Other assets	1	20
Accounts payable	32	(313)
Deferred revenue	(218)	(102)
Accrued liabilities	(56)	19
Net cash used in operating activities	(1,411)	(2,409)
Investing activities
Purchases of property and equipment	(23)	(10)
Net cash used in investing activities	(23)	(10)
Financing activities
Payments on capital leases	-	(41)
Proceeds from the issuance of common stock	1,377	-
Proceeds from the sale of common stock under associate stock purchase plan	14	32
Net cash provided by/(used in) financing activities	1,391	(9)
Effect of Exchange Rate Changes on Cash	(5)	(3)
Decrease in Cash and Cash Equivalents	(48)	(2,431)
Cash and Cash Equivalents, beginning of period	2,252	5,478
Cash and Cash Equivalents, end of period	$2,204	$3,047

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

2. Foreign Currency

During the first quarter of 2012, the Company reevaluated the reporting currency and determined that the functional currency for its operations in Canada is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders' equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

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

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. The Company assesses collectability based on a number of factors, including the customer’s past payment history and its current creditworthiness. If it is determined that collection of a fee is not reasonably assured, the Company defers the revenue and recognizes it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period.  Sales and use taxes are reported on a net basis, excluding them from sales and cost of sales.

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

Uncompleted contracts at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Cost incurred on uncompleted contracts	$177	$14
Estimated earnings	269	61
Revenue recognized	446	75
Less: billings to date	(370)	(32)
	$76	$43

The above information is presented in the balance sheet as follows:
	June 30, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$88	$44
Billings in excess of costs and estimated earnings on uncompleted contracts	(12)	(1)
	$76	$43

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2013 and December 31, 2012, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at both June 30, 2013 and December 31, 2012..

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $64 and $49 at June 30, 2013 and December 31, 2012, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $43 and $38 at June 30, 2013 and December 31, 2012, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three or six months ended June 30, 2013 and 2012.

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

Depreciation and amortization expense was $59 and $120 for the three and six months ended June 30, 2013, respectively, compared to $75 and $155 for the same periods in the prior year.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three or six months ended June 30, 2013 and 2012.  Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $205 and $523 during the three and six months ended June 30, 2013, respectively, compared to $396 and $955 for the same periods in the prior year.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 1,246 and 567,  respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and six months ended June 30, 2013 and 2012.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10,  which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant.  Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $88 and $247 was charged to expense during the three and six months ended June 30, 2013, respectively, compared to stock-based compensation expense of $117 and $278 for the same periods in the prior year.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.  During the three and six months ended June 30, 2013, the Company recognized $0 and $10 of stock-based compensation expense related to the fair market value of stock and a  warrant that were issued to outside vendors for professional services, compared to $15 and $200 for the same periods in the prior year.

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

16. Deferred Financing Costs

Amortization expense related to deferred financing costs was $0 and $0 for the three and six months ended June 30, 2013, compared to $3 and $3 for the same periods in the prior year.  The amortization expense was recorded as a component of interest expense. The balance of deferred financing costs was $0 at both June 30, 2013 and December 31, 2012.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012

Balance at beginning of period	$49	$50
Provision for doubtful receivables	15	-
Write-offs	-	(1)
Balance at end of period	$64	$49

INVENTORIES

	June 30,	December 31,
	2013	2012

Finished goods	$47	$103
Work-in-process	38	55
Total inventories	$85	$158

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2013	2012

Leased equipment	$89	$89
Equipment	1,194	1,192
Leasehold improvements	381	381
Demonstration equipment	5	5
Purchased software	360	373
Furniture and fixtures	567	572
Total property and equipment	$2,596	$2,612
Less: accumulated depreciation and amortization	(2,280)	(2,197)
Net property and equipment	$316	$415

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

DEFERRED REVENUE

	June 30,	December 31,
	2013	2012

Deferred software maintenance	$347	$480
Customer deposits and deferred project revenue	31	116
Total deferred revenue	$378	$596

ACCRUED LIABILITIES

	June 30,	December 31,
	2013	2012

Compensation	$228	$254
Accrued rent	194	208
Sales tax and other	42	65
Total accrued liabilities	$464	$527

See Note 4 for additional information on accrued remaining lease obligations.

SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2013	2012
Cash paid for:
Interest	$13	$3

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 3: FAIR VALUE MEASUREMENT

As of June 30, 2013 and December 31, 2012, cash equivalents consisted of the following:

	June 30, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,952	$-	$-	$1,952
Total included in cash and cash equivalents	$1,952	$-	$-	$1,952

	December 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$2,009	$-	$-	$2,009
Total included in cash and cash equivalents	$2,009	$-	$-	$2,009

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at June 30, 2013 and December 31, 2012 primarily represents funds held in a commercial paper sweep account totaling $1,952 and $2,009, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At June 30, 2013 and December 31, 2012, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At June 30, 2013 and December 31, 2012, the Company had no Level 3 financial assets on its consolidated balance sheet.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of June 30, 2013 and December 31, 2012.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowance as of December 31, 2010. The lease requires the Company to maintain a letter of credit which can, in the discretion of the landlord, be reduced or released.  The amount of the letter of credit as of June 30, 2013 was $180. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $86 and $174 for the three and six months ended June 30, 2013, respectively, compared to $94 and $189 for the same periods in the prior year.

Future minimum lease payments for operating leases at June 30, 2013 are as follows:

At June 30, 2013	Lease Obligations
Six months ended December 31, 2013	$129
2014	233
2015	206
2016	205
2017	206
Thereafter	24
Total future minimum obligations	$1,003

Litigation

The Company was not party to any material legal proceedings as of August 9, 2013, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013.  The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b)

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for the Company's corporate offices, Silicon Valley Bank issued a letter of credit which as of June 30, 2013 was in the amount of $180, along with a letter of credit issued to a vendor for $50, which effectively reduced the capacity amount under the Loan and Security Agreement to $1,270, subject to the borrowing base availability and continued compliance with restrictive covenants.  As of June 30, 2013, the amount available to the Company under the loan and security agreement was $360, after deducting the outstanding balance of $400.

The amendment which became effective March 13, 2013 adjusted the minimum tangible net worth requirement to $1,680 for the month ending March  31, 2013,  and on the last day of each following month thereafter. It further established that, commencing with the quarter ended March  31, 2013, the minimum tangible net worth requirement increases (a) by 50% of the Company’s net income for such quarter and (b) by 50% of all gross proceeds received from the Company’s issuances of equity during such quarter and/or the principal amount of subordinated debt incurred by the Company during such quarter, but excluding up to $1,560 of gross proceeds from the Company’s March 2013 registered direct offering of equity securities.    The Company must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing letters of credit). The maximum permitted amount of outstanding letters of credit is $240.

Under the Loan and Security Agreement, the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all assets of the Company and matures on March 12, 2014.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In June 2013, the Company’s shareholders approved an amendment to increase the number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan to 1,720 and an amendment to increase the number of shares reserved under the Amended and Restated 2006 Non-Employee Director Stock Option Plan to 700.  Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock-based compensation costs included in:
Cost of sales	$1	$2	$3	$4
Sales and marketing expenses	10	30	19	41
Research and development expenses	6	26	15	39
General and administrative expenses	71	59	210	194
Total stock-based compensation expenses	$88	$117	$247	$278

At June 30, 2013, there was approximately $537 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two and half years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The Company did not issue any stock options during the three months ended June 30, 2013 or 2012.  The weighted average estimated fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $1.21 and $3.55 per share, respectively.  The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected life	n/a	n/a	4.26 years	4.18 years
Dividend yield	n/a	n/a	0%	0%
Expected volatility	n/a	n/a	94.6%	87.4%
Risk-free interest rate	n/a	n/a	0.6%	0.5 to 0.8%

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

            In February 2013 and February 2012, the Company granted stock options for the purchase of an aggregate of 173 and 61 shares to two executive officers and certain key employees, respectively.  In addition, each of the Company’s non-employee board members received stock options to purchase 20 and 7 shares of the Company’s stock in February 2013 and February 2012, respectively.

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

                In February 2013 and February 2012, the Company issued 6 and 21 unregistered shares of its common stock, respectively, to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $10 and $114 and was recognized as compensation expense during the three and six months ended June 30, 2013 and

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

2012 respectively.  In addition during the first quarter of 2012, the Company issued a three-year warrant for the purchase of 30 shares of common stock at an exercise price of $8.75 to another vendor in exchange for public relations services.  The fair value of the warrants was $2.35 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.51% and a volatility rate of 87.4%.   The total fair value of $71 was recognized as compensation expense during the six months ended June 30, 2012 as the warrant was 100% exercisable upon issuance.

During the three and six months ended June 30, 2013, the Company issued 13 and 22 shares of common stock, respectively, compared to 3 and 10 shares for the same periods in the prior year, to its non-employee board members. The shares were issued to the non-employee board members as part of their compensation for board service for the periods presented.  In June 2012, the Company issued an aggregate of 6 shares of common stock to two key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $0.82 and $1.08 for the three and six months ended June 30, 2013, respectively, compared to $3.70 and $0 for the same periods in the prior year.  The fair value of the stock awards recognized as compensation expense totaled $13 and $35 for the three and six months ended June 30, 2013, respectively, compared to $0 and $34 for the same periods in the prior year.

            Stock options and warrants for the purchase of approximately five share were cancelled or expired during the first half of 2013.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 60 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 80. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 80 to 120. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 85, leaving 35 remaining shares available to be issued under the plan, as of June 30, 2013.  In June 2013, the Company’s board of directors terminated the Associate Stock Purchase Plan effective July 1, 2013.

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

Reverse Stock Split

In November 2012, the Company’s board of directors approved a one-for-five reverse stock split of all outstanding common shares, which became effective December 14, 2012. A proportionate adjustment also was made to the Company’s outstanding derivative securities. All share and per share information in these financial statements are restated to reflect such reverse stock split.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

United States	$2,487	$1,446	$3,763	$3,083
Canada	139	92	257	222
Other International	-	19	13	25
Total Sales	$2,626	$1,557	$4,033	$3,330

Geographic segments of property and equipment are as follows:

	June 30,	December 31,
	2013	2012
Property and equipment, net:
United States	$288	$378
Canada	28	37
Total	$316	$415

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2013	2012	2013	2012
Chrysler	15.8%	46.5%	24.3%	44.5%
Delphi Display Systems	28.5%	*	18.6%	*
Polaris Industries	10.1%	*	*	*
ARAMARK	22.9%	11.7%	21.3%	11.2%
	77.3%	58.2%	64.2%	55.7%

___________

*  Sales to this customer were less than 10% of total sales for the periods presented.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2013 and December 31, 2012, a significant portion of the Company’s accounts receivable was concentrated with the following customers:

	June 30,	December 31,
Customer	2013	2012

Chrysler	28.2%	40.5%
ARAMARK	37.3%	*
Polaris Industries	15.4%	*
Buffalo Wild Wings	*	16.7%
	80.9%	57.2%

_____________

* Accounts receivable for this customer were less than 10% of total sales for the periods presented.

NOTE 7: SUBSEQUENT EVENT

On July 29, 2013, the Company implemented a restructuring plan designed to conserve its cash resources and to further align its ongoing expenses with its business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance RoninCast® software, and consolidating certain positions.  The Company expects to incur one-time charges in the third quarter of 2013 aggregating approximately $225 consisting primarily of severance payments.  The actual amount of the restructuring charge may vary based upon the timing of the transition of various functions as well as Canadian statutory severance requirements, but the Company expects the restructuring to be complete and the one-time charges to be paid by August 31, 2013.  The Company expects this restructuring to reduce annual operating costs by approximately $1,300 and result in an updated headcount of 48, including employees and contractors across the Company’s domestic and foreign operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth in the Cautionary Statement set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and the Cautionary Statement set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

While our marketing technology solutions have application in a wide variety of industries, we focus on three primary markets: (1) automotive, (2) food service (including quick serve restaurants (QSR), fast casual and managed food services markets), and (3) retail.  Commencing April 2013, we began to target the QSR and “pump topper” markets through our license agreement with Delphi Display Systems, Inc.  The industries in which we sell goods and services are not new but their application of marketing technology solutions is relatively new and participants in these industries only recently started adopting these types of technologies as part of their overall marketing strategies.  As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue.  We believe this characterization applies to our competitors as well, which are working to promote broader adoption of marketing technology solutions and to develop profitable, substantial and steady sources of revenue.

We believe that the adoption of marketing technology solutions will increase substantially in years to come both in industries on which we currently focus and in other industries. We also believe that adoption of our marketing technology solutions, which includes digital signage, depends not only upon the software and services that we provide but upon the cost of hardware used to process and display content in digital signage systems. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of digital signage systems. Costs of these digital media players and flat panel displays have historically decreased and we believe will continue to do so, though we do not manufacture either product and do not substantially affect the overall markets for these products. In addition, we have been developing our next generation of RoninCast software in such a way as to allow it to function on significantly lower cost media players than the ones in use today. With the  launch of our next generation RoninCast during the first half of 2013, we are now able to deploy our software on lower cost media players with this capability, coupled with a continued decline in costs for flat panel displays, we believe that adoption of digital signage and other marketing technology solutions is likely to increase, though we cannot predict the rate at which such adoption will occur.

Management focuses on a wide variety of financial measurements to assess our financial health and prospects but principally upon (1) sales, to measure the adoption of our marketing technology solutions by our customers, (2) cost of sales and gross profit, particularly expressed as gross profit percentage, to determine if sales have been made at levels of profit necessary to cover operating expenses on a long-term basis (based upon assumptions regarding adoption), (3) sales of hardware relative to software and services, understanding that hardware typically provides a lower gross profit margin than do software license fees and services, (4) operating expenses, so that management can appropriately match those expenses with sales, and (5) current assets, especially cash and cash equivalents used to fund operating losses thus far incurred.

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

Our Sources of Revenue

We generate revenue through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances.  In addition, in April 2013, we entered into a license agreement with Delphi Display Systems, Inc. (“Delphi”) (the “License Agreement”) pursuant to which we granted Delphi an exclusive, worldwide, perpetual license to use and sublicense our RoninCast® 4.0 HTML5-based software, as revised from time to time (the “Software”), in specified target markets. Under the License Agreement, these target markets are (1) quick-service restaurants or food service providers that have a substantial number of drive-through locations, (2) pump toppers (displays located on fuel dispensing devices) and (3) other markets as subsequently mutually agreed upon between us and Delphi.

The license is exclusive in the target markets for five years from the date of the License Agreement, unless earlier terminated pursuant to the License Agreement. During this exclusivity period, we have agreed not to market, sell or otherwise promote, either directly or indirectly, any product with substantially similar functionality to the Software to the target markets. Delphi has agreed to use its best efforts to market, promote, and sublicense the Software within the target markets. Although Delphi may develop its own software to facilitate interface with the Software for application in Delphi’s own business or in the businesses of Delphi’s sublicensees, Delphi may not form an agreement with a third party to develop or resell software to compete with the Software in any market during the term of the License Agreement. Should Delphi elect to develop software that would compete with the Software for a specific customer or market application (“the Competing Software”), prior to Delphi developing such software, Delphi will grant us a right of first refusal to develop the Competing Software at a cost equal or less than Delphi’s reasonable, documented costs to develop the Competing Software.

In consideration of such license, Delphi paid us in April 2013 a one-time license fee of $750 for the first 7,500 installed nodes, which represents approximately 1,500 locations based on an assumption of five installed nodes per location. We also agreed to certain node license fees for additional nodes. Delphi has agreed to pay us monthly hosting and support service fees on installed nodes, including hosting and support service fees that increase each year over a five-year period and aggregate to a minimum of $1,283 over such period.  Based on our review, we determined all the criteria to recognize the $750 had been properly met during the second quarter of 2013.  This included the delivery of a master version of our RoninCast® software to allow Delphi the ability to replicate 7,500 copies as they resell our software.   In addition, the $750 license fee is a fixed amount and not subject to change regardless of how many copies of our software, up to 7,500 copies, are ultimately resold.  Lastly, the collectability of the license fee was determined to be probable as the amount was paid to us during the second quarter of 2013.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three or six months ended June 30, 2013.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)

Sales	$2,626	100.0%	$1,557	100.0%	$1,069	68.7%
Cost of sales	807	30.7%	612	39.3%	195	31.9%
Gross profit (exclusive of depreciation and amortization shown separately below)	1,819	69.3%	945	60.7%	874	92.5%
Sales and marketing expenses	381	14.5%	400	25.7%	(19)	(4.8%)
Research and development expenses	205	7.8%	396	25.4%	(191)	(48.2%)
General and administrative expenses	1,244	47.4%	1,280	82.2%	(36)	(2.8%)
Depreciation and amortization expense	59	2.2%	75	4.8%	(16)	(21.3%)
Total operating expenses	1,889	71.9%	2,151	138.2%	(262)	(12.2%)
Operating loss	(70)	(2.7%)	(1,206)	(77.5%)	1,136	(94.2%)
Other income (expenses):
Interest expense	(6)	(0.2%)	(1)	(0.1%)	5	(500.0%)
Interest income	-	-	-	-	-	-
Total other expense	(6)	(0.2%)	(1)	(0.1%)	(5)	500.0%
Net loss	$(76)	(2.9%)	$(1,207)	(77.5%)	$1,131	(93.7%)

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)
United States	$2,487	94.7%	$1,446	92.9%	$1,041	72.0%
Canada	139	5.3%	92	5.9%	47	51.1%
Other International	-	-	19	1.2%	(19)	(100.0%)
Total Sales	$2,626	100.0%	$1,557	100.0%	$1,069	68.7%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)

Sales	$4,033	100.0%	$3,330	100.0%	$703	21.1%
Cost of sales	1,468	36.4%	1,436	43.1%	32	2.2%
Gross profit (exclusive of depreciation and amortization shown separately below)	2,565	63.6%	1,894	56.9%	671	35.4%
Sales and marketing expenses	743	18.4%	858	25.8%	(115)	(13.4%)
Research and development expenses	523	13.0%	955	28.7%	(432)	(45.2%)
General and administrative expenses	2,654	65.8%	2,956	88.8%	(302)	(10.2%)
Depreciation and amortization expense	120	3.0%	155	4.7%	(35)	(22.6%)
Total operating expenses	4,040	100.2%	4,924	147.9%	(884)	(18.0%)
Operating loss	(1,475)	(36.6%)	(3,030)	(91.0%)	1,555	(51.3%)
Other income (expenses):
Interest expense	(13)	(0.3%)	(6)	(0.2%)	7	(116.7%)
Interest income	-	-	1	-	(1)	(100.0%)
Total other expense	(13)	(0.3%)	(5)	(0.2%)	(8)	160.0%
Net loss	$(1,488)	(36.9%)	$(3,035)	(91.1%)	$1,547	(51.0%)

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)
United States	$3,763	93.3%	$3,083	92.6%	$680	22.1%
Canada	257	6.4%	222	6.7%	35	15.8%
Other International	13	0.3%	25	0.7%	(12)	(48.0%)
Total Sales	$4,033	100.0%	$3,330	100.0%	$703	21.1%

Sales

Our sales during the three months ended June 30, 2013 increased 69% or $1,069 to $2,626 compared to the same period in the prior year. This increase was primarily attributable to a $750 software license sale to Delphi.   During the second quarter of 2013, we entered into an exclusive licensing and services agreement with Delphi to provide integrated technology solutions to the quick-serve restaurant (QSR) and “pump topper” gas station market.  In consideration for granting this license, we will receive a minimum of $2,000 over five years, of which $750 was paid upon the execution of the contract.  Based on our review, we determined all the criteria to recognize the $750 had been properly met during the second quarter of 2013.  This included the delivery of a master version of our RoninCast® software to allow Delphi the ability to replicate 7,500 copies as they resell our software.  In addition, the $750 license fee is a fixed amount and not subject to change regardless of how many copies of our software, up to 7,500 copies, are ultimately resold.  Lastly, the collectability of the license fee was determined to be probable as the amount was paid to us during the second quarter of 2013.  Delphi will use our 24/7 network operations center exclusively to host Delphi’s digital signage applications, which will provide us recurring hosting and maintenance revenue over the next five years.  We believe this significantly extends our reach within the QSR and pump topper markets as Delphi has over 30,000 customers to which it can offer an integrated technology offering.

Our sales to ARAMARK during the second quarter of 2013 increased 228% or $418 to $601, primarily as a result of one order we received totaling $452, which consisted of hardware, software and our services.  The remaining increase in revenue was generated from a new customer, Polaris Industries.  During the second quarter, we recognized a total of $267 of revenue associated with deployment of our marketing technologies solutions in connection with the launching of Polaris’ Indian motorcycle brand to 35 dealerships.  The order consisted of hardware, software and content engineering and development, as well as ongoing content hosting and support at our network operations center.

Partially offsetting these increases was a decline in sales to Chrysler during the second quarter of 2013 of 43% or $309.  The decline was primarily attributable to fewer orders for our content and development services associated with e-learning course work and enhancements to iShowroom.  Our recurring hosting revenue totaled $489 during the second quarter of 2013 compared to $474 for the same period in the prior year.

Our revenue for the first half of 2013 totaled $4,033 compared to $3,330 for the same period in the prior year, an increase of $703 or 21%. The increase in revenue when comparing the first half of 2013 to 2012 was due primarily the $750 software sale to Delphi during the second quarter of 2013. Additionally, our sales to ARAMARK for the first half of 2013 were higher by $490 when compared to the first half of the prior year primarily as a result of an order we received during the second quarter of 2013 totaling $452.  Lastly, the remaining increase in revenue was the result of the order we received from Polaris Industries under which we recognized revenue totaling $267 during the first half of 2013.   Partially offsetting these increases was a year-to-date decline in revenue from Chrysler of $501 when comparing the first half of 2013 to the same period in 2012.  The reason for the decline was primarily due to few orders for our content and development services associated with e-learning course work and enhancements to iShowroom.  We do not anticipate the decline in orders from Chrysler to be a continued trend, but more a function of timing of when new features are added to the iShowroom application  Our recurring hosting revenue for the first half of 2013 increase by $44 or 5% to $984 compared to the same period in the prior year, as our installation base grew.

Although we are starting to see an increase of adoption for marketing technology solutions such as ours at the macro level, we are unable to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales for the three months ended June 30, 2013 increased 32% or $195 to $807 compared to the same period in the prior year.  On a year-to-date basis, our cost of sales increased 2% or $32 to $1,468.  The increases were primarily due to an increase in hardware sales to ARAMARK during the second quarter and first half of 2013 compared to the same periods in the prior year.  On a percentage basis, our overall gross margin improved to 69% for the second quarter of 2013, compared to 61% for the same period in 2012. Our gross margin on a percentage basis for the first half of 2012 was 64% compared to 57% for the same period in the prior year. The year over year improvement in our gross margin on a percentage basis for the periods presented was primarily due to a higher percentage of our revenue coming from software sales.  During the second quarter of 2013, we sold a software license to Delphi totaling $750 with no associated cost of sales.  Our gross margins on a percentage basis when excluding the $750 license fee from Delphi would’ve been 57% and 55% for the three and six months ended June 30, 2013.

Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix.

Operating Expenses

Our operating expenses decreased 12% or $262 to $1,889 for the three months ended June 30, 2013 compared to the same period in the prior year.  Total operating costs for the first half of 2013 totaled $4,040 compared to $4,924 for the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 5% or $19 to $381 for the three months ended June 30, 2013 compared to the same period in the prior year. Total sales and marketing costs for the first half of 2013 totaled $743 compared to $858 for the same period in the prior year.

The decrease in sales and marketing expense when comparing the second quarter of 2013 to the second quarter of 2012 was primarily due to lower stock compensation expense during the periods presented.  The decrease in the first half of 2013 when compared to the same period in 2012 was also due to lower levels of compensation and employee related expenses of $55, attributable to the lower level of sales and other personnel changes made during first quarter of 2012. We also incurred a reduction in tradeshow costs of $49 during the first half of 2013 compared to the same period in 2012 as a result of concentrating our marketing dollars on more forums and user groups instead of larger national tradeshows such as Digital Signage Expo. Lastly, our stock compensation expense was lower by $22 when comparing the first half of 2013 to the same period in 2012. Total stock compensation expense included in sales and marketing was $10 and $19 during the second quarter and first half of 2013, compared to $30 and $41 for the same periods in the prior year, respectively.  We continue to focus our efforts to maximize return on investment by attending select industry  tradeshows, as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Any significant increase in our sales and marketing expenses for the full year 2013 relative to 2012 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or other marketing initiatives.

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for the second quarter of 2013 decreased 48% or approximately $191 to $205 when compared to the same period in the prior year.   Total research and development expense for the first half of 2013 totaled $523 compared to $955 for the same period in the prior year.  The decrease when comparing the second quarter of 2013 to the same period in 2012 was primarily due to a one-time research and development state tax refund of $90, lower levels of compensation and employee related costs of $48 and a reduction in consulting costs of $44.  The decrease when comparing the first half of 2013 to the same period in the prior year was due to lower compensation and related employee costs of $233 and a decline in outside consulting costs of $87, along with a one-time  $90 research and development state tax refund.  In addition, we also allocated a higher level of our research and development expense to cost of goods sold as a result of an increase in billable development work we performed for our customers internally versus the use of outside consultants.  We currently believe our research and development expenses for the remaining half of 2013 will be at a similar level to that experienced during the first half of this year.  It continues to be critical for our success that we are able to further enhance our RoninCast® software as the need for a more sophisticated dynamic digital signage platform continues to evolve.  Included in research and development expense was stock-based compensation expense of $6 and $15 during the second quarter and first half of 2013, compared to $26 and $39 for the same periods in the prior year, respectively.

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.  Total general and administrative expenses decreased 3% or $36 to $1,244 for the second quarter of 2013, when compared to the same period in the prior year.  The decrease in general and administrative costs during the second quarter of 2013 when compared to the same period of the prior year was primarily due to lower employee compensation costs of $72 due to lower headcount which was partially offset by higher public company related expenses.  Total general and administrative expense for the first half of 2013 totaled $2,654 compared to $2,956 for the same period in the prior year.  The decline in general and administrative expenses was primarily attributable to lower stock-based compensation expense of $175 attributable to stock and warrants issued to outside vendors for professional fees when comparing the first half of 2013 to 2012.  The decrease was primarily the result of stock issued to a vendor for recruiting services.  In addition, we had a reduction in employee compensation and related costs of $108, lower telephone expense of $40 and also $35 less in depreciation expense.  Total stock compensation expense related to stock awards and options issued to our employees and non-employee directors for the second quarter and first half of 2013 totaled $71 and $210, compared to $59 and $194 for the same periods in the prior year.  As a result of the savings we expect to achieve from the restructuring we initiated on July 29, 2013, we currently believe our general and administrative costs for the remaining half of 2013 will be lower than what we experienced during the first half of this year.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $16 and $35 when comparing the second quarter and first half of 2013 to the respective prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the first half of 2013 and 2012 totaled $13 and $6, respectively.  Interest expense for the first half of 2013 relates to the amount outstanding on the line of credit with Silicon Valley Bank. Included in interest expense for the first half of 2012 was $3 associated with the capital lease that we entered into in July 2010 and paid off in June 2012.  The remaining amount included in interest expense for the first half of 2012 was the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we entered into in March 2010 and most recently modified effective March 13, 2013.  The warrant vested 100% on date of grant and we recognized the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of $0.20 per share.  The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income was lower by $1 during the first half of 2013 compared to the same period in the prior year.  The decrease in interest income was primarily due to a lower average cash balance during the first half of 2013 compared to the same period in the prior year.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2012, 2011 and

2010 and the six months ended June 30, 2013 and 2012.  At June 30, 2013, we had cash, cash equivalents and restricted cash of $2,254 and working capital of $2,028. The cash used in operating activities for the first half of 2013 was $1,411.  At June 30, 2013, we had an outstanding balance of $400 on our line of credit with Silicon Valley Bank; additionally, Silicon Valley Bank has issued a letter of credit in the amount of $180 as collateral to the landlord of our corporate office and another letter of credit to a vendor in the amount of $50. We can not assure you that funds would be available or sufficient under our loan and security agreement with Silicon Valley Bank, and we may not be able to successfully obtain additional financing on favorable terms, or at all.  Additionally, from time to time we have failed to satisfy the minimum tangible net worth covenant, which must be satisfied in order for us to borrow under such agreement. As of June 30, 2013, we were in compliance with the minimum tangible net worth financial covenant.  Furthermore, as a result of the contractually imposed limits on our borrowing base, the amount available to us under the loan and security agreement, based on calculations as of June 30, 2013, was approximately $360. The line of credit is secured by all of our assets and matures on March 12, 2014.

            The financial statements for the fiscal year ended December 31, 2012 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations.  Although we believe we extended our ability to fund our operations as a result of the restructuring we initiated on July 29, 2013 (see “Restructuring” below), even after the savings we expect to achieve, we do not currently have sufficient capital resources to fund operations beyond December 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

            In light of our financial condition and potential for continued net losses, we continue to evaluate strategic and financial alternatives and have engaged Roth Capital Partners, LLC to assist us in that process. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. However, there can be no assurance that any of these efforts will be successful or resolve our  liquidity issues.

Restructuring

On July 29, 2013, we implemented a restructuring plan designed to conserve our cash resources and to further align our ongoing expenses with our business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance our RoninCast® software, and consolidating certain positions.  We expect to incur one-time charges in the third quarter of 2013 aggregating approximately $225, consisting primarily of severance payments.  The actual amount of the restructuring charge may vary based upon the timing of the transition of various functions as well as Canadian statutory severance requirements, but we expect the restructuring to be complete and the one-time charges to be paid by August 31, 2013.  We expect this restructuring to reduce annual operating costs by approximately $1,300 and result in an updated headcount of 48, including employees and contractors across our domestic and foreign operations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of June 30, 2013, we had an accumulated deficit of $95,910. The cash flow used in operating activities was $1,411 and $2,409 for the six months ended June 30, 2013 and 2012, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $1,488 and $3,035 for the six months ended June 30, 2013 and 2012, respectively.  Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $377 and $636 for the six months ended June 30, 2013 and 2012, respectively.  Additionally, cash consumed from changes in our working capital accounts for both periods totaled $300 and $10 for the six months ended June 30, 2013 and 2012, respectively.

The primary reason for the increase in working capital for the six months ended June 30, 2013 was timing of recording a receivable for the $452 order from ARAMARK, which was subsequently collected during the third quarter of 2013.  The delay in receiving payment prior to the end of June 2013 contributed to the increase in our accounts receivable balance during the first six months of 2013 of $100.  Additionally, the decrease in deferred revenue of $218 during the first half of 2013 was primarily the result of two previously billed customer software development projects being completed and recognized as revenue during the second quarter of 2013.   Offsetting these cash outflows during the first half of 2013 was a decrease in our inventory balance of $73 as result of completing several installations for ARAMARK and also a decrease in inventory associated with the Fiat dealerships.  Additionally, our prepaid expenses were higher during the first half of 2013 primarily as a result of payment for several tradeshows and other marketing initiatives, which will either be expensed at the time of the event or on a straight-line basis over the period the services are provided.  Lastly, our accrued liabilities were down $63 during the first six months of 2013 as a result of lower compensation related accruals.

The related fluctuations in our working capital accounts for the six months ended June 30, 2012, resulting in a decrease in receivables of $371, was primarily due to Chrysler allowing us to submit progress billings on the majority of the development and content projects at the end of each month, instead of at the time we complete the project. We continue to be able to submit progress billings to Chrysler for all current and future related projects resulting in a reduction in our days sales outstanding.  Our accrued liabilities increased $19 during the first half of 2012, when compared to the prior year end balance as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. The decrease in inventory of $48 during the first half of 2012 was due to a  lower level of hardware sales during the second quarter of 2012 compared to the fourth quarter of 2011.   Partially offsetting the decline in our working capital was a decrease in accounts payable balance of $313 at the end of the second quarter of 2012, when compared to the prior year end balance. The decrease in accounts payable for the six month period ended June 30, 2012 was the result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales fulfilled through third party vendors.   Additionally, the decline in deferred revenue for the six month period ended June 30, 2012 totaling $102 was primarily due to a larger concentration of our annual hosting and support billing being made at the end of 2011 for the 2012 renewal year. Lastly, our prepaid expenses were higher during the first half of 2012 primarily as a result of payment for several tradeshows and other marketing initiatives, which were either expensed at the time of the event or on a straight-line basis over the period the services were provided.

Based on our current expense levels after the savings we expect to achieve from the restructuring plan initiated on July 29, 2013 (See “Restructuring” above), we anticipate that our cash and cash equivalents, and the availability of our line of credit, will be adequate to fund our operations through December 31, 2013.  Our financial condition and potential for continued net losses could cause current and prospective customers to defer placing orders with us, to require terms that are unfavorable to us, or to place their orders with marketing technology suppliers other than Wireless Ronin, which could adversely affect our business, financial condition and results of operations.

Investing Activities

Net cash used in investing activities during the first half of 2013 was $23 compared to $10 during the same period in the prior year. The increase in cash used in investing activities was primarily due to a new tradeshow booth the company purchased during the first quarter of 2013.  Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures for the remainder of 2013 consistent with our levels of operations during 2012.

Financing Activities

Net cash provided by financing activities during the first half of 2013 was $1,391, compared to net cash used in financing activities of $9 for the same period in the prior year.  In March 2013, we sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  We obtained approximately $1,377 in net proceeds as a result of this registered direct offering.   During the first half of 2013 and 2012, we received proceeds of $14 and $32, respectively, from the issuance of shares under our associate stock purchase plan.  The cash inflows from financing activities during the six months ended June 30, 2012 were offset by $41 of principal payments made on a capital lease we entered into in July 2010.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013. The Loan and Security Agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a  letter of credit to our landlord.  In addition, Silicon Valley Bank has issued a letter of credit to a vendor of ours.  As of June 30, 2013 these letters of credit were in the aggregate amount of $230, which effectively reduced the capacity amount under the Loan and Security Agreement to $1,270, subject to the borrowing base availability and continued compliance with restrictive covenants. As of June 30, 2013, the amount available to us under the loan and security agreement was $360, after deducting the outstanding balance of $400.

The amendment which became effective March 13, 2013 adjusted the minimum tangible net worth requirement to $1,680 for the month ending March 31, 2013, and on the last day of each following month thereafter. It further established that, commencing with the quarter ended March 31, 2013, the minimum tangible net worth requirement increases (a) by 50% of our net income for such quarter and (b) by 50% of all gross proceeds received from our issuances of equity during such quarter and/or the principal amount of subordinated debt incurred by us during such quarter, but excluding up to $1,560 of gross proceeds from our March 2013 registered direct offering of equity securities.  We must comply with this tangible net worth minimum in order to draw on such line of credit and also while there are outstanding credit extensions (other than our existing letters of credit). The maximum permitted amount of outstanding letters of credit is $240.

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. Economic conditions could also materially impact us through insolvency of our suppliers or current customers. While we have down-sized our operations to reflect the decrease in demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate or ceasing operations.

As of June 30, 2013, ARAMARK and Chrysler accounted for 37.3% and 28.2%, respectively, of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

We have historically financed our operations primarily through sales of common stock, exercise of warrants, and the issuance of notes payable to vendors, shareholders and investors.   Based on our current and anticipated expense levels, after the savings we expect to achieve from the restructuring we initiated on July 29, 2013, we anticipate that our capital resources will be adequate to fund our operations through December 31, 2013.

To assist us as we assess how to improve our liquidity, increase our capital resources, and consider strategic options, we have engaged Roth Capital Partners, LLC to render financial advisory and investment banking services to our company in connection with our general financial strategy and planning, including an evaluation of strategic and financial alternatives. However, there can be no assurance that any of these efforts will be successful or resolve our liquidity issues.

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

Due to losses suffered from operations, in its report attached to our financial statements for the year ended December 31, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Even with the savings we expect to achieve from the restructuring initiated on July 29, 2013, we do not currently have sufficient capital resources to fund our operations beyond December 31, 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Contractual Obligations

Although we have no material commitments for capital expenditures, we anticipate levels of capital expenditures for the remainder of 2013 consistent with our levels of operations.

Operating and Capital Leases

At June 30, 2013, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that, as amended extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of June 30, 2013 and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,003	$260	$413	$328	$2

Our internal source of liquidity solely consists of our cash balance, which as of June 30, 2013 was $2,254. Of this amount, $1,952 is invested in a daily sweep commercial paper account with Silicon Valley Bank.  We monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis.   Other sources of funds consist of the loan and security agreement we have with Silicon Valley Bank.  From time to time we have failed to satisfy such agreement’s tangible net worth covenant, which must be satisfied in order for us to borrow under this line of credit.  As of June 30, 2013, we were in compliance with the minimum tangible net worth financial covenant.  Furthermore, as a result of the contractually imposed limits on our borrowing base, the amount available to us under the agreement, based on calculations as of June 30, 2013, was approximately $360. This amount represents our external source of liquidity. The line of credit, is secured by all of our assets and matures on March 12, 2014.

Based on our working capital position at June 30, 2013, after the savings we expect to achieve from the restructuring we initiated on July 29, 2013, we believe we have sufficient working capital to meet our current obligations through December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally with Silicon Valley Bank. As of June 30, 2013, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet.    The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial during the six month periods ended June 30, 2013 and 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of August 9, 2013, and there were no such proceedings pending during the period covered by this report.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the Cautionary Statement set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013.  Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Date: August 9, 2013	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and
Duly Authorized Officer of Wireless Ronin Technologies, Inc.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended (incorporated by reference to our Registration Statement on Form S-8 filed on June 14, 2013 (File No. 333-189318)).

3.2	Bylaws of the Registrant, as amended (incorporated by reference to our
Current Report on Form 8-K filed on November 2, 2011 (File No. 001-33169)).

4.1	See exhibits 3.1 and 3.2.

4.2	Specimen common stock certificate of the Registrant (incorporated by reference to our Pre-Effective Amendment No. 1 to our Form SB-2 filed on October 12, 2006 (File No. 333-136972)).

10.1	License Agreement by and between the Registrant and Delphi Display Systems, Inc., dated April 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 11, 2013 (File No. 001-33169)) (portions of this exhibit have been excluded from the public-available document pursuant to an order from the SEC granting confidential treatment).

10.2	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan
(incorporated by reference to our Definitive Schedule 14A (Proxy Statement) filed on April 26, 2013 (File No. 001-33169)).

10.3	Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our
Definitive Schedule 14A (Proxy Statement) filed on April 26, 2013 (File No. 001-33169)).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99	Cautionary Statement, dated May 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 23, 2013 (File No. 001-33169)).

101	Financials in XBRL format.

E-1

 [SEC CORRESPONDENCE]

Wireless Ronin Technologies, Inc.

5929 Baker Road, Suite 475

Minnetonka, Minnesota 55345

August 9, 2013

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