Form 10-Q
period 2013-09-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2013-11-08
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 8, 2013, the registrant had 5,931,895 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,103	$2,252
Accounts receivable, net of allowance of $42 and $49, respectively	1,371	1,358
Inventories	126	158
Prepaid expenses and other current assets	184	111
Total current assets	2,784	3,879
Property and equipment, net	269	415
Restricted cash	50	50
Other assets	20	20
TOTAL ASSETS	$3,123	$4,364

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit - bank	$-	$400
Accounts payable	469	584
Deferred revenue	775	596
Accrued liabilities	519	527
Total current liabilities	1,763	2,107

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 5,919 and 5,004 shares issued
and outstanding	59	50
Additional paid-in capital	98,864	97,128
Accumulated deficit	(97,064)	(94,422)
Accumulated other comprehensive loss	(499)	(499)
Total shareholders' equity	1,360	2,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,123	$4,364

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales
Hardware	$523	$512	$1,393	$1,146
Software	87	113	1,083	295
Services and other	924	1,144	3,091	3,658
Total sales	1,534	1,769	5,567	5,099
Cost of sales
Hardware	345	339	895	707
Software	1	21	12	65
Services and other	424	513	1,331	1,537
Total cost of sales (exclusive of depreciation and amortization shown separately below)	770	873	2,238	2,309
Gross profit	764	896	3,329	2,790
Operating expenses:
Sales and marketing expenses	371	339	1,114	1,197
Research and development expenses	271	462	794	1,417
General and administrative expenses	1,222	1,206	3,876	4,162
Depreciation and amortization expense	48	68	168	223
Total operating expenses	1,912	2,075	5,952	6,999
Operating loss	(1,148)	(1,179)	(2,623)	(4,209)
Other income (expenses):
Interest expense	(6)	(1)	(19)	(7)
Interest income	-	-	-	1
Total other expense	(6)	(1)	(19)	(6)
Net loss	$(1,154)	$(1,180)	$(2,642)	$(4,215)
Basic and diluted loss per common share	$(0.20)	$(0.25)	$(0.46)	$(0.91)
Basic and diluted weighted average shares outstanding	5,912	4,685	5,683	4,642

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities:
Net loss	$(2,642)	$(4,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	168	223
Stock-based compensation expense	341	377
Issuance of common stock for services	10	152
Issuance of warrants for services	-	71
Amortization of warrants issued for debt issuance costs	-	3
Provision for doubtful accounts	(7)	-
Change in operating assets and liabilities:
Accounts receivable	(6)	201
Inventories	32	(24)
Prepaid expenses and other current assets	(74)	38
Other assets	1	20
Accounts payable	(115)	(31)
Deferred revenue	180	(85)
Accrued liabilities	(8)	107
Net cash used in operating activities	(2,120)	(3,163)
Investing activities
Purchases of property and equipment	(23)	(36)
Net cash used in investing activities	(23)	(36)
Financing activities
Payments on capital leases	-	(41)
Repayment of line of credit - bank	(400)	-
Proceeds from the issuance of common stock	1,374	1,198
Proceeds from the sale of common stock under associate stock purchase plan	21	51
Net cash provided by financing activities	995	1,208
Effect of Exchange Rate Changes on Cash	(1)	(22)
Decrease in Cash and Cash Equivalents	(1,149)	(2,013)
Cash and Cash Equivalents, beginning of period	2,252	5,478
Cash and Cash Equivalents, end of period	$1,103	$3,465

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

3. Revenue Recognition

The Company recognizes revenue primarily from these sources:

•Software and software license sales

•System hardware sales

•Professional service revenue

•Software design and development services

•Implementation services

•Maintenance and hosting support contracts

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

Uncompleted contracts at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Cost incurred on uncompleted contracts	$131	$14
Estimated earnings	216	61
Revenue recognized	347	75
Less: billings to date	(341)	(32)
	$6	$43

The above information is presented in the balance sheet as follows:
	September 30, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$8	$44
Billings in excess of costs and estimated earnings on uncompleted contracts	(2)	(1)
	$6	$43

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2013 and December 31, 2012, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at both September 30, 2013 and December 31, 2012.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $42 and $49 at September 30, 2013 and December 31, 2012, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $59 and $38 at September 30, 2013 and December 31, 2012, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three or nine months ended September 30, 2013 and 2012.

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

Depreciation and amortization expense was $48 and $168 for the three and nine months ended September 30, 2013, respectively, compared to $68 and $223 for the same periods in the prior year.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three or nine months ended September 30, 2013 and 2012.  Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $271 and $794 during the three and nine months ended September 30, 2013, respectively, compared to $462 and $1,417 for the same periods in the prior year.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock warrants and options totaling 1,203 and 543,  respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss for the three and nine months ended September 30, 2013 and 2012.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10,  which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant.  Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $94 and $341 was charged to expense during the three and nine months ended September 30, 2013, respectively, compared to stock-based compensation expense of $99 and $377 for the same periods in the prior year.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.  During the three and nine months ended September 30, 2013, the Company recognized $0 and $10 of stock-based compensation expense related to the fair market value of stock and a  warrant that were issued to outside vendors for professional services, compared to $14 and $223 for the same periods in the prior year.

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

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012

Balance at beginning of period	$49	$50
Provision for doubtful receivables	9	-
Write-offs	(16)	(1)
Balance at end of period	$42	$49

INVENTORIES

	September 30,	December 31,
	2013	2012

Finished goods	$35	$103
Work-in-process	91	55
Total inventories	$126	$158

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2013	2012

Leased equipment	$89	$89
Equipment	1,202	1,192
Leasehold improvements	381	381
Demonstration equipment	5	5
Purchased software	365	373
Furniture and fixtures	569	572
Total property and equipment	$2,611	$2,612
Less: accumulated depreciation and amortization	(2,342)	(2,197)
Net property and equipment	$269	$415

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

DEFERRED REVENUE

	September 30,	December 31,
	2013	2012

Deferred software maintenance	$658	$480
Customer deposits and deferred project revenue	117	116
Total deferred revenue	$775	$596

ACCRUED LIABILITIES

	September 30,	December 31,
	2013	2012

Compensation	$285	$254
Accrued rent	186	208
Sales tax and other	48	65
Total accrued liabilities	$519	$527

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

See Note 4 for additional information on accrued remaining lease obligations.

SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2013	2012
Cash paid for:
Interest	$19	$4

NOTE 3: FAIR VALUE MEASUREMENT

As of September 30, 2013 and December 31, 2012, cash equivalents consisted of the following:

	September 30, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$576	$-	$-	$576
Total included in cash and cash equivalents	$576	$-	$-	$576

	December 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$2,009	$-	$-	$2,009
Total included in cash and cash equivalents	$2,009	$-	$-	$2,009

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at September 30, 2013 and December 31, 2012 primarily represents funds held in a commercial paper sweep account totaling $576 and $2,009, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At September 30, 2013 and December 31, 2012, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At September 30, 2013 and December 31, 2012, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of September 30, 2013 and December 31, 2012.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota. In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018. In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot. The leasehold allowance was recorded as an addition to deferred rent. The Company is recognizing the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment. In addition, the amendment contains a rent escalation provision, which also is being recognized on a straight-line basis over the term of the lease. The Company had drawn upon the entire amount of leasehold improvement allowance as of December 31, 2010. The lease requires the Company to maintain a letter of credit which can, in the discretion of the landlord, be reduced or released.  The amount of the letter of credit as of September 30, 2013 was $180. In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $87 and $261 for the three and nine months ended September 30, 2013, respectively, compared to $90 and $279 for the same periods in the prior year.

Future minimum lease payments for operating leases at September 30, 2013 are as follows:

At September 30, 2013	Lease Obligations
Three months ended December 31, 2013	$65
2014	233
2015	209
2016	205
2017	206
Thereafter	24
Total future minimum obligations	$942

Litigation

The Company was not party to any material legal proceedings as of November 8, 2013, and there were no such proceedings pending during the period covered by this report.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013.  The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for the Company's corporate offices, Silicon Valley Bank issued a letter of credit which as of September 30, 2013 was in the amount of $180, along with a letter of credit issued to a vendor for $50.

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

As of September 30, 2013, the Company was not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit.  As of September 30, 2013, the Company’s tangible net worth totaled $1,360 or $320 below the minimum required amount per the terms of the Loan and Security Agreement.

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

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In June 2013, the Company’s shareholders approved an amendment to increase the number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan to 1,720 and an amendment to increase the number of shares reserved under the Amended and Restated 2006 Non-Employee Director Stock Option Plan to 700.  Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation costs included in:
Cost of sales	$2	$2	$5	$6
Sales and marketing expenses	10	20	29	61
Research and development expenses	9	7	24	46
General and administrative expenses	73	70	283	264
Total stock-based compensation expenses	$94	$99	$341	$377

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

At September 30, 2013, there was approximately $460 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The Company did not issue any stock options during the three months ended September 30, 2013 or 2012.  The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $1.24 and $3.55 per share, respectively.  The values set forth above were calculated using the following weighted average assumptions:

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

The Company issued 6 shares of restricted stock to a key employee in February 2012.  The shares required both continued employment and achievement of certain performance targets by September 30, 2012.  As of September 30, 2012, the performance targets had been achieved and the shares were issued to the employee.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $5.35.  The fair market value of the grants totaled $32 and was recognized as stock compensation expense on a straight-line basis through September 30, 2012.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

   In February 2013 and February 2012, the Company issued 6 and 21 unregistered shares of its common stock, respectively, to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $10 and $114 and was recognized as compensation expense during the nine months ended September 30, 2013 and 2012 respectively.  In addition during the first quarter of 2012, the Company issued a three-year warrant for the purchase of 30 shares of common stock at an exercise price of $8.75 to another vendor in exchange for public relations services.  The fair value of the warrants was $2.35 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 0.51% and a volatility rate of 87.4%.   The total fair value of $71 was recognized as compensation expense during the nine months ended September 30, 2012 as the warrant was 100% exercisable upon issuance.

During the three and nine months ended September 30, 2013, the Company issued 13 and 35 shares of common stock, respectively, compared to 3 and 11 shares for the same periods in the prior year, to its non-employee board members. The shares were issued to the non-employee board members as part of their compensation for board service for the periods presented.  In June 2012, the Company issued an aggregate of 6 shares of common stock to two key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan.  The weighted average fair value of the shares was based on the closing market price on the date of grant of $0.83 and $0.99 for the three and nine months ended September 30, 2013, respectively, compared to $0 and $4.08 for the same periods in the prior year.  The fair value of the stock awards recognized as compensation expense totaled $11 and $46 for the three and nine months ended September 30, 2013, respectively, compared to $12 and $69 for the same periods in the prior year.

Stock options and warrants for the purchase of approximately 52 shares were cancelled or expired during the nine months ended September 30, 2013.

2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 60 shares were originally reserved for purchase by the Company’s associates (employees). In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 80. In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 80 to 120. The purchase price of the shares under the plan was the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods were every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan through termination of the Associate Stock Purchase Plan totaled 96.  In June 2013, the Company’s board of directors terminated the Associate Stock Purchase Plan effective July 1, 2013.

Registered Direct Offering

In March 2013, the Company sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a  share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  The Company determined the warrants are permanent equity.  The Company obtained approximately $1,374 in net proceeds as a result of this registered direct offering.

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

Net sales per geographic region, based on the billing location of the end customer, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

United States	$1,403	$1,687	$5,166	$4,770
Canada	102	65	359	287
Other International	29	17	42	42
Total Sales	$1,534	$1,769	$5,567	$5,099

Geographic segments of property and equipment are as follows:

	September 30,	December 31,
	2013	2012
Property and equipment, net:
United States	$245	$378
Canada	24	37
Total	$269	$415

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

A significant portion of the Company’s revenue is derived from a few major customers. Customers with greater than 10% of total sales are represented on the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2013	2012	2013	2012
Chrysler	21.1%	30.2%	23.4%	39.6%
Delphi Display Systems	*	*	13.5%	*
ARAMARK	32.3%	28.3%	24.4%	17.1%
	53.4%	58.5%	61.3%	56.7%

___________

*  Sales to this customer were less than 10% of total sales for the periods presented.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2013 and December 31, 2012, a significant portion of the Company’s accounts receivable was concentrated with the following customers:

	September 30,	December 31,
Customer	2013	2012

Chrysler	26.9%	40.5%
ARAMARK	23.2%	*
Polaris Industries	19.5%	*
Buffalo Wild Wings	*	16.7%
	69.6%	57.2%

_____________

* Accounts receivable for this customer were less than 10% of total sales for the periods presented.

NOTE 7: SEVERANCE CHARGE

On July 29, 2013, the Company implemented a restructuring plan designed to conserve its cash resources and to further align its ongoing expenses with its business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance RoninCast® software, and consolidating certain positions.  The Company incurred a one-time charge in the third quarter of 2013 aggregating approximately $192 consisting primarily of severance payments.  The restructuring reduced the Company’s annual operating costs by approximately $1,300 and resulted in an updated headcount of 48, including employees and contractors across the Company’s domestic and foreign operations, as of August 31, 2013.  As of September 30, 2013, all severance related charges had been paid.  The severance costs were included in the statement of operations as follows:  Cost of service $13, sales and marketing $72, research and development $8 and general and administrative expense $99.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no significant changes to these accounting policies during the three or nine months ended September 30, 2013.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)

Sales	$1,534	100.0%	$1,769	100.0%	$(235)	(13.3%)
Cost of sales	770	50.2%	873	49.3%	(103)	(11.8%)
Gross profit (exclusive of depreciation and amortization shown separately below)	764	49.8%	896	50.7%	(132)	(14.7%)
Sales and marketing expenses	371	24.2%	339	19.2%	32	9.4%
Research and development expenses	271	17.7%	462	26.1%	(191)	(41.3%)
General and administrative expenses	1,222	79.7%	1,206	68.2%	16	1.3%
Depreciation and amortization expense	48	3.1%	68	3.8%	(20)	(29.4%)
Total operating expenses	1,912	124.6%	2,075	117.3%	(163)	(7.9%)
Operating loss	(1,148)	(74.8%)	(1,179)	(66.6%)	31	(2.6%)
Other income (expenses):
Interest expense	(6)	(0.4%)	(1)	(0.1%)	5	(500.0%)
Interest income	-	-	-	-	-	-
Total other expense	(6)	(0.4%)	(1)	(0.1%)	(5)	500.0%
Net loss	$(1,154)	(75.2%)	$(1,180)	(66.7%)	$26	(2.2%)

	Three Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)
United States	$1,403	91.5%	$1,687	95.4%	$(284)	(16.8%)
Canada	102	6.6%	65	3.6%	37	56.9%
Other International	29	1.9%	17	1.0%	12	70.6%
Total Sales	$1,534	100.0%	$1,769	100.0%	$(235)	(13.3%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)

Sales	$5,567	100.0%	$5,099	100.0%	$468	9.2%
Cost of sales	2,238	40.2%	2,309	45.3%	(71)	(3.1%)
Gross profit (exclusive of depreciation and amortization shown separately below)	3,329	59.8%	2,790	54.7%	539	19.3%
Sales and marketing expenses	1,114	20.0%	1,197	23.5%	(83)	(6.9%)
Research and development expenses	794	14.3%	1,417	27.8%	(623)	(44.0%)
General and administrative expenses	3,876	69.6%	4,162	81.6%	(286)	(6.9%)
Depreciation and amortization expense	168	3.0%	223	4.4%	(55)	(24.7%)
Total operating expenses	5,952	106.9%	6,999	137.3%	(1,047)	(15.0%)
Operating loss	(2,623)	(47.1%)	(4,209)	(82.5%)	1,586	(37.7%)
Other income (expenses):
Interest expense	(19)	(0.3%)	(7)	(0.1%)	12	(171.4%)
Interest income	-	-	1	-	(1)	(100.0%)
Total other expense	(19)	(0.3%)	(6)	(0.1%)	(13)	216.7%
Net loss	$(2,642)	(47.5%)	$(4,215)	(82.7%)	$1,573	(37.3%)

	Nine Months Ended
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2013	sales	2012	sales	(Decrease)	(Decrease)
United States	$5,166	92.8%	$4,770	93.6%	$396	8.3%
Canada	359	6.4%	287	5.6%	72	25.1%
Other International	42	0.8%	42	0.8%	-	-
Total Sales	$5,567	100.0%	$5,099	100.0%	$468	9.2%

Sales

Our sales during the three months ended September 30, 2013 decreased 13% or $235 to $1,534 compared to the same period in the prior year. This decrease was primarily attributable to a 75% or $149 decline in kiosk orders received from individual Fiat dealerships when comparing the third quarter of 2013 to the same period in 2012.  We believe the rate of orders for our interactive kiosks being deployed to all the Fiat dealerships will continue to decline as most Fiat dealerships now have the application installed.   However, we continue to believe there is still an opportunity for us to deploy additional interactive branded tower kiosks to the remaining Chrysler dealerships, and we received a new order for 36 units in October 2013.    Additionally, our sales to Chrysler declined during the third quarter of 2013 by 52% or $206 compared to the third quarter of 2012.  The decline was primarily attributable to fewer orders for our content and development services associated with e-learning course work and enhancements to iShowroom.  We do not believe this decline represents a trend, but was due to the timing of when new projects are initiated by Chrysler.

Partially offsetting the decline in revenue was $111 of revenue from Polaris Industries in connection with the launch of Polaris’ Indian motorcycle brand to 35 dealerships during the quarter, which brings the total number of dealerships for which we have received orders to 70. Our sales to ARAMARK during the third quarter of 2013 totaled $421 compared to $414 for the same period in the prior year.  During the third quarter we installed a total of 169 universities, which brings the total number of sites we are currently hosting and supporting for ARAMARK to 428.   Our recurring hosting revenue during the third quarter of 2013 totaled $483 during the third quarter of 2013 compared to $537 for the same period in the prior year.  The decrease in hosting revenue was primarily due to fewer supported nodes for Thomson Reuters.

Our sales for the nine month period ended September 30, 2013 totaled $5,567 compared to $5,099, an increase of $468 or 9%.  The increase in revenue when comparing the nine months ended September 30, 2013 to the same period in 2012 was primarily due to the $750 prepaid license fee to Delphi during the second quarter of 2013.  Partially offsetting this increase was a decline in sales to Chrysler. During the nine months ended September 30, 2013 our sales to Chrysler totaled $1,304 compared to $1,692 for the same period in the prior year. The decline was primarily attributable to fewer orders for our content and development services associated with e-learning course work and enhancements to iShowroom.

Although we are starting to see an increase of adoption for marketing technology solutions such as ours at the macro level, we are unable to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

Our cost of sales for the three months ended September 30, 2013 decreased 12% or $103 to $770 compared to the same period in the prior year.  On a year-to-date basis, our cost of sales decreased 3% or $71 to $2,238.  The decline  was primarily due to lower cost of services as a result of fewer content-related projects with Chrysler when comparing the third quarter and first nine months of 2013 to the same periods in the prior year.  On a percentage basis, our overall gross margin declined to 50% for the third quarter of 2013, compared to 51% for the same period in 2012. Our gross margin on a percentage basis for the nine months ended September 30, 2013 was 60% compared to 55% for the same period in the prior year. The improvement in our gross margin on a percentage basis for the nine months ended September 30, 2013 when compared to the same period in the prior year was primarily due to a higher percentage of our revenue coming from software sales.  The second quarter of 2013 included the sale of a software license to Delphi totaling $750 with no associated cost of sales and as a result increased our gross margin by 6 percentage points for the nine months ended September 30, 2013.

Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix.

Operating Expenses

Our operating expenses decreased 8% or $163 to $1,912 for the three months ended September 30, 2013 compared to the same period in the prior year.  Operating costs for the nine months ended September 30, 2013 totaled $5,952 compared to $6,999 for the same period in the prior year.

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 9% or $32 to $371 for the three months ended September 30, 2013 compared to the same period in the prior year. Total sales and marketing costs for the nine months ended September 30, 2013 totaled $1,114 compared to $1,197 for the same period in the prior year. The increase in sales and marketing expense when comparing the third quarter of 2013 to the third quarter of 2012 was primarily due to $72 of severance costs incurred as part of an overall expense reduction plan we initiated during the third quarter of 2013.  The decrease during the nine months ended September 30, 2013 when compared to the same period in 2012 was primarily attributable to a reduction in tradeshow costs and other marketing expenses of $58.  This was the result of concentrating our marketing dollars on more forums and user groups instead of larger national tradeshows such as Digital Signage Expo. Lastly, our stock compensation expense was lower by $32 when comparing the nine months ended September 2013 to the same period in the prior year. Total stock compensation expense included in sales and marketing was $10 and $29 during the third quarter and nine months ended September 30, 2013, compared to $20 and $61 for the same periods in the prior year, respectively.  We continue to focus our efforts to maximize return on investment by attending select industry  tradeshows, as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Any significant increase in our sales and marketing expenses for the full year 2013 relative to 2012 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or other marketing initiatives.

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for the third quarter of 2013 decreased 41% or approximately $191 to $271 when compared to the same period in the prior year.   Total research and development expense for the nine months ended September 30, 2013 totaled $794 compared to $1,417 for the same period in the prior year.  The decrease when comparing the third quarter of 2013 to the same period in 2012 was primarily due to lower employee compensation and related employee costs of $95 and a reduction in consulting costs of $89.  The decrease when comparing the nine months ended September 30, 2013 to the same period in the prior year was due to lower compensation and related employee costs of $331 and a decline in outside consulting costs of $177, along with a one-time  $90 research and development state tax refund.  In addition, we also allocated a higher level of our research and development expense to cost of goods sold as a result of an increase in billable development work we performed for our customers internally versus the use of outside consultants.  We currently believe our research and development expenses for the fourth quarter of 2013 will be at a similar level to that experienced during the third quarter of this year.  It continues to be critical for our success that we are able to further enhance our RoninCast® software as the need for a more sophisticated dynamic digital signage platform continues to evolve.  Included in research and development expense was stock-based compensation expense of $9 and $24 during the third quarter and nine months ended September 30, 2013, compared to $7 and $46 for the same periods in the prior year, respectively.

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.  Total general and administrative expenses increased 1% or $16 to $1,222 for the third quarter of 2013, when compared to the same period in the prior year.  The increase in general and administrative costs during the third quarter of 2013 when compared to the same period of the prior year was primarily due to $99 of severance costs incurred as part of an overall expense reduction plan we initiated during the third quarter of 2013.  General and administrative expense for the nine months ended September 30, 2013 totaled $3,876 compared to $4,162 for the same period in the prior year.  The decline in general and administrative expenses when comparing the nine-month periods was primarily attributable to lower stock-based compensation expense of $181 attributable to stock and warrants issued to outside vendors for professional fees and recruiting services when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012.    In addition, we had reductions in employee compensation and related costs of $56, telephone expense of $44 and $28 in professional fees.  Total stock compensation expense related to stock awards and options issued to our employees and non-employee directors for the third quarter and nine months ended September 30, 2013 totaled $73 and $283, compared to $70 and $264 for the same periods in the prior year.  As a result of the savings we expect to achieve from the restructuring we initiated on July 29, 2013, we currently believe our general and administrative costs for the fourth quarter of 2013 will be lower than what we experienced during the first three quarters of this year.

Depreciation and amortization expense, which consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities, was lower by $20  and $55 when comparing the third quarter and nine months ended September 30, 2013 to the respective prior year periods. These decreases were primarily the result of minimal capital expenditures being made during the past twelve months.

Interest Expense

Interest expense during the nine months ended September 30, 2013 and 2012 totaled $19 and $7, respectively.  Interest expense for the nine months ended September 30, 2013 relates to the $400 we had drawn down on the line of credit with Silicon Valley Bank. Included in interest expense for the nine months ended September 30, 2012 was $3 associated with the capital lease that we entered into in July 2010 and paid off in June 2012.  The remaining amount included in interest expense for the nine months ended September 30, 2012 was the expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we entered into in March 2010 and most recently modified effective March 13, 2013.  The warrant vested 100% on date of grant and we recognized the fair value, as determined using the Black-Scholes model, of $66 over the one-year life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of $0.20 per share.  The fair value remaining as of the date of the modification totaled $19 and was amortized on a straight-line basis through March 2012.

Interest Income

Interest income was lower by $1 during the nine months ended September 30, 2013 compared to the same period in the prior year.  The decrease in interest income was primarily due to a lower average cash balance during the nine months ended September 30, 2013 compared to the same period in the prior year.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2012, 2011 and

2010 and the nine months ended September 30, 2013 and 2012.  At September 30, 2013, we had cash, cash equivalents and restricted cash of $1,153 and working capital of $1,021. The cash used in operating activities for the nine months ended September 30, 2013 was $2,120.  At September 30, 2013, we had no outstanding balance and no borrowing capability on our line of credit with Silicon Valley Bank.  Silicon Valley Bank has issued a letter of credit in the amount of $180 as collateral to the landlord of our corporate office and another letter of credit to a vendor in the amount of $50. As of September 30, 2013, we were unable to meet the minimum tangible net worth requirements per the terms of the loan and security agreement with Silicon Valley bank, and therefore we are currently unable to drawn down on the line of credit.  As of September 30, 2013, our tangible net worth totaled $1,360 or $320 below the minimum required amount per the terms of the loan and security agreement with Silicon Valley Bank. The line of credit is secured by all of our assets and matures on March 12, 2014.

The financial statements for the fiscal year ended December 31, 2012 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations.  Although we believe we extended our ability to fund our operations as a result of the restructuring we initiated on July 29, 2013 (see “Restructuring” below), even after the savings we expect to achieve, we do not currently have sufficient capital resources to fund operations beyond December 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we will be forced to cease operations and investors will lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

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

Restructuring

On July 29, 2013, we implemented a restructuring plan designed to conserve our cash resources and to further align our ongoing expenses with our business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance our RoninCast® software, and consolidating certain positions.  We incurred a

one-time charge in the third quarter of 2013 aggregating approximately $192, consisting primarily of severance payments.   We believe this restructuring will reduce our annual operating costs by approximately $1,300.  The restructuring resulted in an updated headcount of 48, including employees and contractors across our domestic and foreign operations, as of August 31, 2013.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of September 30, 2013, we had an accumulated deficit of $97,064. The cash flow used in operating activities was $2,120 and $3,163 for the nine months ended September 30, 2013 and 2012, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $2,642 and $4,215 for the nine months ended September 30, 2013 and 2012, respectively.  Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $519 and $826 for the nine months ended September 30, 2013 and 2012, respectively.  Additionally, cash provided by changes in our working capital accounts for both periods totaled  $3 and $226 for the nine months ended September 30, 2013 and 2012, respectively.

The primary reason for the decrease in working capital for the nine months ended September 30, 2013 was the timing of our annual hosting and billing renewal with ARAMARK during the third quarter of 2013.  During the quarter, we invoiced and collected a total of approximately $354 which represents a total of one year’s hosting and support from October 1, 2013 to September 30, 2014.  The amount resulted in the majority of the $180 increase in deferred revenue when comparing the balance at December 31, 2012 to the balance at September 30, 2013.  Partially offsetting this increase was a decrease in accounts payable of $115 as a result of timing of when we received the orders from our customer and were able to complete the project and invoice for the hardware and services provided.  During the third quarter of 2013, we had a longer period of time from order initiation with our vendors to the time we were able to complete the projects and invoice our customers compared to the fourth quarter of 2012.  In addition, prepaid and other assets were higher when comparing the balance as of December 31, 2012 to September 30, 2013 as a result of an increase in prepaid tradeshows and other services which were paid and are being amortized over the period the services are provided.

The related fluctuations in our working capital accounts for the nine months ended September 30, 2012, resulting in a decrease in receivables, was primarily due to Chrysler allowing us to submit progressive billings on the majority of the development and content projects at the end of each month, instead of at the time we complete the project. Our accrued liabilities increased $107 when compared to the prior year end balance as a result of an accrual for payroll to our employees and also a general increase in other employee compensation related account balances. Partially offsetting these declines in our working capital was a decline in accounts payable balances of $31 at the end of the third quarter of 2012, when compared to the prior year end balance. The decrease in accounts payable for the nine month period ended September 30, 2012 was the result of a higher percentage of our revenue being delivered through internal resources for content and development projects versus orders received for hardware sales fulfilled through third party vendors. The decrease in deferred revenue for the nine month period ended September 30, 2012 was primarily due to lower levels of content and software development related projects for Chrysler when comparing the September 30, 2012 balance to the balance at the end of December 2011.

Based on our current expense levels after the savings we expect to achieve from the restructuring plan initiated on July 29, 2013 (See “Restructuring” above), we anticipate that our cash and cash equivalents will be adequate to fund our operations through December 31, 2013.  Our financial condition and potential for continued net losses could cause current and prospective customers to defer placing orders with us, to require terms that are unfavorable to us, or to place their orders with marketing technology suppliers other than Wireless Ronin, which could adversely affect our business, financial condition and results of operations.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $23 compared to $36 during the same period in the prior year. The decrease in cash used in investing activities was primarily due to fewer related computer hardware and software purchases during the nine months ended September 30, 2013 compared to the same period in the prior year.  We currently do not have any material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2013.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was $995, compared to $1,208 for the same period in the prior year.  In March 2013, we sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  We obtained approximately $1,374 in net proceeds as a result of this registered direct offering.   During the nine months ended September 30, 2013 and 2012, we received proceeds of $21 and $51, respectively, from the issuance of shares under our associate stock purchase plan, which was terminated effective July 1, 2013.  The cash inflows from financing activities during the nine months ended September 30, 2013 were offset by the repayment of the line of credit with Silicon Valley Bank of $400.  The cash inflows were offset during the nine months ended September 30, 2012 from the $41 of principal payments made on a capital lease we entered into in July 2010.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013. The Loan and Security Agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a  letter of credit to our landlord.  In addition, Silicon Valley Bank has issued a letter of credit to a vendor of ours.  As of September 30, 2013, these letters of credit were in the aggregate amount of $230.

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

As of September 30, 2013,  we were not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit.  As of September 30, 2013, our tangible net worth totaled $1,360 or $320 below the minimum required amount per the terms of the Loan and Security Agreement.

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

As of September 30, 2013, Chrysler, ARAMARK and Polaris Industries accounted for 26.9%, 23.2% and 19.5%, respectively, of our total receivables. In the case of insolvency by one of our significant customers, accounts receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.

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

Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships and business alliance relationships. In order to meet our needs, we will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Loan and Security Agreement we currently have with Silicon Valley Bank. Those covenants include maintaining minimum tangible net worth, with which we were not in compliance with as of September 30, 2013. There can be no assurance we will successfully complete any future equity or debt financing.

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

Due to losses suffered from operations, in its report attached to our financial statements for the year ended December 31, 2012, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Even with the savings we expect to achieve from the restructuring initiated on July 29, 2013, we do not currently have sufficient capital resources to fund our operations beyond December 31, 2013. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we will be forced to cease operations and investors will lose their entire investment.

Contractual Obligations

Although we have no material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2013.

Operating and Capital Leases

At September 30, 2013, our principal commitments consisted of long-term obligations under operating leases. We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota. We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018. In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease that, as amended extends through September 30, 2014.

The following table summarizes our obligations under contractual agreements as of September 30, 2013 and the time frame within which payments on such obligations are due:

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$942	$260	$418	$264	$-

Our source of liquidity solely consists of our cash balance, which as of September 30, 2013 was $1,153. Of this amount, $576 is invested in a daily sweep commercial paper account with Silicon Valley Bank.  We monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis.

Based on our working capital position at September 30, 2013, after the savings we expect to achieve from the restructuring we initiated on July 29, 2013, we believe we have sufficient working capital to meet our current obligations through December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. We maintain our accounts for cash and cash equivalents principally with Silicon Valley Bank. As of September 30, 2013, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds. We have not experienced any significant losses on our deposits of cash and cash equivalents.

We do not believe our operations are currently subject to significant market risks for interest rates or other relevant market price risks of a material nature.

Foreign exchange rate fluctuations may adversely impact our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our Canadian operations are translated into U.S. dollars in preparing our consolidated balance sheet.    The impact of foreign exchange rate fluctuations on our condensed consolidated statement of operations was immaterial during the nine months ended September 30, 2013 and 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of November 8, 2013, and there were no such proceedings pending during the period covered by this report.

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

WIRELESS RONIN TECHNOLOGIES, INC.

Date: November 8 ,2013	By:	/s/ Darin P. McAreavey
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

E-1