Form 10-K
period 2013-12-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2014-03-11
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

Wireless Ronin Technologies, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5929 Baker Road, Suite 475, Minnetonka MN  55345

(Address of principal executive offices)     ( Zip Code)

(952) 564-3500

(Registrant’s telephone  number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes  ☒ No

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2013, was approximately $4,011,705, based upon the last sale price of one share on such date.

As of March 1, 2014, the issuer had outstanding 6,474,135 shares of common stock.

PART I

ITEM 1BUSINESS

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

Due to losses suffered from operations for the year ended December 31, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund our operations beyond April 2014. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be  no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Recent Developments

On March 5, 2014, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast Acquisition Co., a wholly owned subsidiary of RNIN (“Merger Sub”), and Broadcast International, Inc.  Broadcast International is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise.

The Merger Agreement contemplates a reverse triangular merger with Broadcast International surviving the merger with Merger Sub and thereby becoming a wholly owned operating subsidiary of Wireless Ronin (the “Merger”).   As a result of the Merger, the holders of Broadcast International common stock and securities convertible or exercisable into shares of Broadcast common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”), will be entitled to receive a number of shares of Wireless Ronin common stock (together with securities issuable for shares of Wireless Ronin common stock) equivalent to approximately 36.5% of Wireless Ronin common stock outstanding immediately after the Merger, calculated on a modified fully diluted basis.

The completion of the Merger is contingent upon customary closing conditions in addition to (i) the approval of Merger by the shareholders of Broadcast International, (ii) subject to certain materiality-based exceptions, the accuracy of the representations and warranties made by, and the compliance or performance of the obligations of, each of Wireless Ronin and Broadcast International set forth in the Merger Agreement, and (iii) the declaration of the effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4 to be filed by Wireless Ronin in connection with the Merger.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of Wireless Ronin and Broadcast International to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information.

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

Participate in Relevant Trade Shows.  During 2013 we participated in the International Retail Design Conference (IRDC), Fast Casual Executive Summit, and Dine America. IRDC is the premier educational and networking event for the store design and merchandising community, drawing speakers and attendees from throughout the U.S. and abroad. Fast Casual Executive Summit is a gathering that brings together a select group of top executives from the fast casual restaurant industry for networking, workgroup sessions and an exchange of ideas and innovations on the industry’s top strategic issues. Dine America is a food service conference for industry executives to exchange ideas and participate in networking events and educational sessions. In addition, we take advantage of speaking opportunities at GlobalShop and publish a number of industry white papers to support our position in the digital signage industry.

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

•

Kiosks.  We have developed and managed a multitude of interactive kiosk systems for clients in the retail, automotive, food services, and public space markets. These interactive kiosks have been used to accomplish many objectives, including:

-	Providing product specifications, demonstrations, and comparisons
-	Enrolling customers in loyalty programs
-	Redeeming and delivering coupons
-	Delivering valuable information to email accounts and mobile devices
-	Providing product inventory data feeds with customer preferences to match in-stock or overstocked products to the buyer's individual needs
-	Presenting individual and group gaming environments to motivate, teach, and impact sales
-	Providing sales presentation support
-	Providing training to sales associates
-	Creating interactive wayfinding experiences

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

RoninCast® is an enterprise, web-based or hosted software solution which addresses changes in advertising dynamics and other traditional methods of delivering content. We believe our product provides benefits over traditional static signage and assists our customers in meeting their objectives for a successful marketing campaign.  Our most significant iteration of RoninCast®  was released in the fourth quarter of 2010 followed by a significant release of omnichannel RoninCast® 4.2.  We continue to add new feature functionality to our software to ensure we remain competitive within the industry.

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

Industry Recognition

Over the years, we have been recognized with both Apex and Content awards for various projects during the Digital Signage Expo (DSE) & Interactive Technology Expo (ITE) and other leading tradeshows in our industry.  In February 2013, a customer of ours was awarded a bronze Apex Award in the Food and Beverage category for a solution we deployed at their stores.  Also in 2013, we received a “Best Restaurant Deployment-Digital Signage” DSE industry excellence award for a solution we deployed for Burgerville. We continue to be recognized as a thought leader in the digital signage industry as our white papers are routinely published in industry leading websites, including Digital Signage Today.

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

Select Customers

Historically, our business has been dependent upon a few customers. Our goal is to broaden and diversify our customer base. Our client base has grown organically and through our acquisition of RNIN Canada from 99 clients at the end of 2007 to over 200 clients at the end of 2013.  Detail on key customers is as follows:

•

Chrysler — RNIN Canada has provided goods and services to Chrysler since 2001, including digital content creation services, e-learning tools and a data-driven touch screen kiosk program.  The initial touch screen kiosk program used throughout Chrysler’s dealer network was called the Chrysler Vehicle Information Centre.  Since 2009 we have been working with Chrysler on a next generation system called iShowroom.  Chrysler’s U.S. dealerships can use the proprietary iShowroom product either in a personal computer only configuration, which is provided by Chrysler to each of its U.S. dealerships, or through a digital signage kiosk located on the showroom floor, which we jointly market with Chrysler to its dealers.   Additionally, Chrysler launched Branded Tower Salons in 2010 promoting each of their four brands, Jeep, Ram, Chrysler and Dodge, through the iShowroom application to its dealership network. To reduce the overall cost to the individual dealership, Chrysler made the decision to integrate all four brands into one kiosk, which is now referred to as the Multi-Branded Tower Salon.  During 2013, we received additional kiosk orders from Chrysler’s fixturing company, EWI for 56 units to be installed in 2014.  We believe we will continue to see additional orders from EWI as individual Chrysler dealers sign up for the program.  However, since we do not have a contract directly with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders.    Additionally, Chrysler has required that all Fiat Dealerships adopt the iShowroom interactive application, which is being featured in the Fiat Style Center of the new Fiat

Studio Facilities.  Through December 31, 2013, we had received purchase orders for 665 dealers from Chrysler for the Branded Tower Salons and 302 Fiat orders from individual dealerships most of which have been filled as of December 31, 2013.  We believe the rate of orders for our interactive kiosks being deployed to all the Fiat dealerships will continue to decline as most Fiat dealerships now have the application installed.  We also continue to provide additional content development services to Chrysler that feature Chrysler products as they are displayed on iShowroom digital signage systems.  Sales to Chrysler represented 26.4% and 40.9% of total sales in 2013 and 2012, respectively.

•

ARAMARK – We have provided goods and services to ARAMARK for its operations in the food service industry since April 2008.  ARAMARK provides managed food service to colleges, universities, healthcare institutions, sports and entertainment venues, conference centers and other private and public gathering places.  While ARAMARK is not our only customer in the food industry, it is our only customer that provides managed food service. We have received purchase orders from ARAMARK’s Higher Education division to support menu boards and touch screens on university campuses, including its Burger Studio, Grille Works and Topio brands.  Additionally, ARAMARK has placed orders for our product services at elementary and secondary schools.  Through December 31, 2013, we had received purchase orders for 329 locations we manage or will be managing through our network operations center most of which have been filled as of December 31, 2013.  Sales to ARAMARK represented 22.4% and 16.2% of our total sales in 2013 and 2012, respectively.

•

Thomson Reuters – We have provided goods and services to Thomson Reuters in connection with Thomson Reuters’ InfoPoint digital signage system since June 2007.  The InfoPoint digital signage system is a lifestyle, news, information and pictures-based digital signage display network designed for the out-of-home market.  In June 2012, we entered into an exclusive services contract with Thomson Reuters pursuant to which Thomson Reuters will offer and sell to its customers a new digital signage service called Thomson Reuters Knowledge Direct Digital Signage.  This signage solution is designed to inform, entertain and captivate audiences by combining a customer’s messaging with Thomson Reuters news and market data, making it ideal for branches, lobbies, stations, corporate offices, airports and other public spaces. As part of this arrangement, Thomson Reuters will be exclusively procuring such software and services from us.  As of December 31, 2013, we provided 24-hour per day hosting and support services to 294 locations for Thomson Reuters.  Sales to Thomson Reuters represented 4.9% and 6.2% of total sales in 2013 and 2012, respectively.

•

YUM!/KFC – Since December 2007, we have provided goods and services to KFC, an entity operating in the QSR industry, and its parent, YUM Restaurants Services, Group, Inc. (“YUM!”).  We have provided goods and services in connection with KFC’s implementation of digital menu boards in restaurants in seven metropolitan areas selected by KFC.  Those digital menu boards have been installed in both KFC-owned and franchise restaurant locations.  The total number of stores being monitored by our NOC as of the end of 2013 was 178 locations across five countries.  KFC restaurants in Las Vegas, Austin, Oklahoma City, Orlando, Jacksonville and Louisville are now 100% digital.   Although we did not install any additional stores during 2013, we did upgrade KFC’s existing locations to our latest RoninCast® software.  Sales to YUM!/KFC represented 5.0% of total sales in 2013 and 3.4% in 2012.

•

Polaris, Industries– Starting in 2013, we began working with Polaris, Industries on several of our marketing technology solutions in connection with the launch of Polaris’s Indian motorcycle brand to 70 dealerships.   The dealership solution includes a 46” display as part of a central Media Hearth.  The Media hearth screen plays a standard video loop along with social media, local events  and weather content zones.  Since all Indian dealerships are required to adopt this solution, we believe additional orders will be received as Polaris continues to expand their dealer network.  In addition, we have been contracted to provide additional digital signage solutions within Polaris’s corporate and manufacturing facilities.  Sales to Polaris, Industries represented 6.5% of total sales in 2013.

•

Delphi Display Systems, Inc – In April 2013, we entered into a license agreement under which we granted Delphi an exclusive, worldwide, perpetual license to use and sublicense our RoninCast® 4.0 HTML 5-based software to the quick-serve restaurants or food service providers that have a substantial number of drive-through locations, pump toppers (displays located on fuel dispensing devices) and other markets as subsequently mutually agreed upon between us and Delphi.  In consideration, Delphi paid us in April 2013, a one-time license fee of $750,000 for the first 7,500 installed nodes, which represents approximately 1,500 locations based on an assumption of five nodes per location.  We also agreed to certain node license fees for additional nodes.  Delphi has agreed to pay us monthly hosting and support fees on installed nodes, including hosting and support service fees that increase each year over a five-year period and aggregate to a minimum of $1.3 million over such period.  Sales to Delphi represented 11.2% of total sales in 2013.

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

The WBMS provides access to the standard RoninCast® functions as well as client customized features  and custom reporting. RoninCast implements user access through a role based concept.  Each user has, upon login, all the features in which they have access rights to control their own networks. WBMS hosted functions are:

•

Network Manager - this allows digital signage operators to manage their network of screens and organize them in groups to simplify control, updates, monitoring and reporting. Network groups can follow any business concept whether it is location based, time zone based, location type or any other concept. Virtual grouping allows the operators to create as many groups as needed to target the entire network, a group of screens or individual screens.

•

Content Scheduler - the content scheduler provides a timeline view for each content zone with flexible view options. Operators can view schedules over  a year or down to seconds. The content scheduler offers system users a powerful yet simple interface to perform complex scheduling tasks such as content playback repeats or recurrence (daily, weekly and monthly) over different types of content. It also allows operators to create and maintain content playlists and target a specific zone or multiple zones.

•

Content Management System (CMS) - the CMS is one of the customizable WBMS components. Using the CMS, operators have the ability to manage their content such as items and prices on menu boards, specials, promotions and other updatable content.

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

Distribution Server - the distribution server is a scalable robust server which provides content delivery to all screens. Utilizing a  secure connection, it delivers schedules, data and content to subscribed screens.

Data Processing Server - players across the network upload different types of data to the server. Such data includes device health data, proof of plays and log data. The data processing server acts on all these data sources and processes them in an optimized database for further processing into reports, raw data feeds and decision analytics.

Software Update Server - the software update server ensures that all devices in the network are up-to-date. Once software updates are available, the software update server delivers these updates to all subscribed devices. All out-of-date disconnected devices are brought up-to-date once connected.

Integration Services - Integration services provides external systems with a secured application programming interface (API) for the RoninCast® Server Suite through secured web services. External systems can access all RoninCast® features through the Integration Services API. Such features include network management, content scheduling, content management, data request and reporting.

RoninCast® Client Software Suite

The RoninCast® client software suite bundles all the software components required to operate the device players (PCs). This software suite communicates with the server suite over SSL secured HTTP port 80. The client suite main components are:

Media Player - media player enables the playback of a wide range of content formats from Flash, movies, and images to TV tuners and MS Power Point.

Macromedia Flash – is a multimedia platform used to add animation, video, and interactivity to web pages.

Catalog Manager - the catalog manager manages content libraries on player devices. It uses the device schedule to determine expired assets and perform content cleanup to ensure proper disk space usage.

Data Integration Layer (DIL) - the DIL allows the player to leverage external data sources for different services. External data sources can be used to drive content, schedules and other functions as needed. As an example, electronic menu board content can be driven by a point-of-sale (POS) data source and/or inventory data source.

Device Health, Diagnosis and Repair Modules - these modules monitor both the player hardware and software. Monitoring data is uploaded to the server for reporting purposes and used to diagnose and repair common failures. These modules ensure proper player performance and higher player availability.

Software and Content Updates Modules - these modules ensure that the client software suite is always up-to-date. They also ensure timely delivery of content and schedule updates over  a secured connection.

External Player Services - a secured set of services allows external systems to interact with the player and perform certain actions. Such actions include displaying certain content based on an externally triggered event.

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

Our Suppliers

Our principal suppliers include the following:

•	NEC Display Solutions, Viewsonic, Samsung and LG for monitors;
•	ASI, Ingram Micro and Seneca Data for computers;
•	Chief Manufacturing, Inc. and Peerless for fixtures; and
•	Rollouts, PRS, Spencer Technologies and Field Solutions for installation services.

We have no long-term agreements with any of our suppliers.

Ongoing Development

Ongoing product development is essential to our ability to stay competitive in the marketplace as a solution provider.  We believe that the functionality and capabilities of our product offerings are competitive advantages and that we must continue to invest in them to maintain our competitive position.  The market for our products and services is subject to rapid technological change, including new communication technologies, new computer hardware and display technologies, as well as the expansion of media display options.  Client requirements are also evolving rapidly.  To remain successful, we must continually adapt to these and other changes.  We incurred research and development expenses of $0.9 million in 2013, $1.8 million in 2012 and $2.1 million in 2011.

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

Intellectual Property

Patents: As of March 1, 2014, we had received one design patent, had one U.S. patent application pending and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. Highly technical patents can take up to six years to issue and we cannot assure you that any patents will be issued, or if issued, that the same will provide significant protection to us.  We may abandon patent applications if we determine that the patent is unlikely to be granted, it is unlikely to provide significant protection or it is impractical to continue the application process after correspondence with the appropriate patent office or examiner.

Trademarks:  As of March 1, 2014, we had the following trademark registrations:

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

Territories

Our company sells products and services primarily throughout North America. For the year ended December 31, 2013, we derived 93% of net sales in the U.S., 6% of net sales in Canada and 1% in other countries, based on the location of the end customer.  For more information, see Note 8 to our Consolidated Financial Statements (“Segment Information and Major Customers”).

Regulation

We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components which we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills which address the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. As of March 1, 2014, we have not determined that such legislation or proposed legislation will have a material adverse impact on our business.

Employees

We often refer to our employees as associates.  As of March 1, 2014, we had a full-time workforce of 47, of which 43 were employees (associates) and 4 were full-time contractors.  Twenty-seven members of our workforce operate out of our headquarters located in Minnetonka, Minnesota.  The others operate out of our office located in Windsor, Ontario, Canada.  Our workforce is engaged in programming, networking, designing, training, sales/marketing and administration.

ITEM 1aRISK FACTORS

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

In its report dated March 11, 2014, our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, stated that our financial statements for the fiscal year ended December 31, 2013, were prepared assuming that we would continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond April 2014. We continue to experience operating losses. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or our ability to continue as a going concern.  In addition, concerns about our financial viability  have had and may continue to have an adverse effect on current and potential customers’ willingness to enter into long term relationships with us, including relationships where we provide hosting services for their display information.

Our operations and business are subject to the risks of an early stage company with limited revenue and a history of losses, operating in a developing industry. We have incurred losses since inception, and we have had only limited revenue. We may not ever become or remain profitable.

Since inception, we have had limited revenue from the sale of our products and services, and we have incurred net losses. We incurred net losses of $3.6 million and $5.4 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $98.0 million. We have not been profitable in any year of our operating history and anticipate incurring additional losses into the foreseeable future. We do not know whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

Our current cash position is insufficient to meet our working capital needs beyond April 2014. We will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price.

Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the security and loan agreement we currently have with Silicon Valley Bank.  Those covenants include maintaining minimum tangible net worth, which we have not been able to satisfy since September 2013.  As a result of the contractually-imposed limits on our borrowing base, the amount available to us under the agreement, based on  calculations as of January 31, 2014, was approximately $0.5 million. There can be no assurance we will successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us, especially from markets which continue to be risk averse. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

Our future success will depend in significant measure on our ability to create a successful strategy for growth through business combinations with other companies, or through other strategic and financial initiatives.  If we do not successfully identify and consummate these combinations, that failure would have a severe adverse impact on our access to financing, customers, technology, and human resources.  We may experience difficulties identifying or consummating strategic or financial alternatives, and any such alternatives may not achieve desired results.

In light of our financial condition and potential for continued net losses, we are evaluating strategic and financial alternatives. Such alternatives may include licensing our product for use in one or more specific industries, acquiring other entities to enable us to gain sufficient mass to regain meaningful access to the capital markets and/or become a more attractive acquisition candidate, and/or selling substantially all of our assets or engaging in some other business combination transaction. Pursuing such alternatives may disrupt operations, distract management and create uncertainties regarding the future direction of our business, products and services that could result in the loss of current or prospective customers, suppliers, employees and other business partners. In addition, we cannot provide assurance that we will identify one or more suitable third parties for any such transaction. Even if we identify one or more suitable third parties, we may not successfully negotiate or consummate any such transaction. If such a transaction is consummated, there can be no assurance that it will resolve our short-term liquidity issues. Furthermore, when pursuing such a transaction we may incur substantial legal and other fees whether or not such a transaction is consummated. If we are unable to consummate such a transaction, we may be required to discontinue certain products or services or otherwise exit all or certain portions of our business. If we divest or otherwise exit certain portions of our business, our business, financial condition and results of operations could be adversely affected. We also may incur certain liabilities and costs in connection with any divestiture or discontinuation of products or services, such as workforce reduction costs, costs associated with closing facilities and disposing of or writing off excess inventory and equipment, and contract termination costs. Any decision we make regarding our strategic and financial alternatives will necessarily involve risks and uncertainties and present challenges in implementation and integration. As a result, pursuit of any such alternatives may not lead to increased shareholder value and, whether or not we pursue such alternatives, the value of our shares may decrease.

If we are unable to successfully complete our pending merger with Broadcast International or maintain its business after the merger, including Broadcast’s current and prospective customers, our profitability may suffer..

On March 5, 2014, we entered into an agreement in which our subsidiary will merge with Broadcast International, Inc. and Broadcast International will become our subsidiary.  Failure to consummate this transaction, or to successfully integrate Broadcast with our company could adversely impact our access to profitability or ability to obtain further financing..  Assuming the consummation of the merger, the success of the merger depends in large measure upon our ability to maintain and develop relationships with Broadcast’s significant current and prospective customers, and our ability to extract value from the other assets of Broadcast, particularly its intellectual property.  Our failure to do so in a timely fashion may destroy much of the potential value of the merger.  Additionally, closing of the merger is subject to customary closing conditions set forth in the merger agreement.  There is no assurance the merger will close as anticipated.

We expect that there will be significant consolidation in our industry.  Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses, no one of which is dominant or which provides integrated solutions and product offerings incorporating much of the available technology.

Accordingly, we believe that substantial consolidation may occur in our industry in the near future.  If we do not play a positive role in that consolidation, either as a leader or as a participant whose capability is merged in a larger entity, we may be left out of this process, with only product offerings of limited value, compared with those of our competitors.  Moreover, even if we lead the consolidation process, the market may not validate the decisions we make in that process.

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

Disruptions in the economy and constraints in the capital, credit and commodities markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty. Our financial position, results of operations and cash flow could continue to be materially adversely affected by continuing difficult economic conditions and significant volatility in the capital, credit and commodities markets and in the overall worldwide economy. The continuing impact that these factors might have on us and our business is uncertain and cannot be predicted at this time. Such economic conditions have accentuated each of the risks we face and magnified their potential effect on us and our business. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

We cannot assure you that such funds would be available or sufficient under our loan and security agreement with Silicon Valley Bank, and we may not be able to successfully obtain additional financing on favorable terms, or at all. From time to time, we have failed to satisfy the minimum tangible net worth covenant under our loan and security agreement with Silicon Valley Bank, which must be satisfied in order for us to borrow under such agreement and while there is an outstanding balance owed to Silicon Valley Bank. Furthermore, as a result of the contractually-imposed limits on our borrowing base and our current non-compliance with the tangible net worth requirements of this loan agreement, we have no additional borrowing capability with Silicon Valley Bank. The line of credit, which is secured by all of our assets, matures on July 15, 2014.

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

Our license agreement with Delphi Display Systems, Inc. may limit our future revenue opportunities and, if we become bankrupt or insolvent, Delphi would obtain the source code for our RoninCast software.

In April 2013, we entered into a license agreement with Delphi Display Systems, Inc. pursuant to which we granted Delphi an exclusive, worldwide, perpetual license to use and sublicense RoninCast® software in two specified target markets, namely quick-service restaurants or food service providers that have a substantial number of drive-through locations, and pump toppers (displays located on fuel dispensing devices). The license is exclusive in the target markets for five years from the date of the license agreement, unless earlier terminated pursuant to the license agreement. During this exclusivity period, we have agreed not to market, sell or otherwise promote, either directly or indirectly, any product with substantially similar functionality to the software to the target markets.

Under the license agreement, Delphi paid us a one-time license fee for the first 7,500 installed nodes, which represents approximately 1,500 locations based on an assumption of five installed nodes per location. We also agreed to certain node license fees for additional nodes and monthly hosting and support service fees, including certain minimums. These fees may not adequately compensate us for the limitations we have agreed to as the target markets develop. Over the life of the exclusivity period, especially in markets that grow larger or faster than anticipated, our revenue under the license agreement may be less than what we could have achieved in such markets directly.

In addition, Delphi may fail to devote sufficient resources to promoting our software or may otherwise be unsuccessful in identifying new users in the target markets, which would adversely affect the amount of any incremental revenue over the minimum that we receive under the license agreement. We have no control over

Delphi’s actions under the license agreement other than its covenant to use its best efforts to market, promote, and sublicense the software, and we are now dependent on Delphi to realize the full potential of the software in the target markets.

Finally, as part of the license agreement, we entered into an escrow arrangement pursuant to which Delphi would have the right to obtain the source code for the software if we cease to carry on business, become bankrupt, insolvent or the subject of receivership, or upon certain material breaches of the license agreement by us. Therefore, if those events occur, we would lose control over our software, which would have a material adverse effect on our business and operating results.

Our financial condition and potential for continued net losses negatively impact our relationships with customers, prospective customers and third-party suppliers.

Our current cash position is insufficient to meet our working capital needs beyond April 2014. We believe our financial condition and potential for continued net losses has caused and could continue to cause current and prospective customers to defer placing orders with us, to require terms that are less favorable to us, or to place their orders with marketing technology suppliers other than Wireless Ronin, which adversely affects our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our revenue to decline.

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

As of December 31, 2013, Chrysler and EWI accounted for 44.8% and 15.0%, respectively, of our accounts receivable. In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position. In one case in the past, we converted a customer’s account receivable into a secured note receivable then into the underlying collateral, which we ultimately wrote off. In the future, if we convert other accounts receivable into notes receivable or obtain the collateral underlying notes receivable, we may not be able to fully recover the amount due, which could adversely affect our financial position. Furthermore, the value of the collateral which serves to secure any such obligation is likely to deteriorate over time due to obsolescence caused by new product introductions and due to wear and tear suffered by those portions of the collateral installed and in use. There can be no assurance that we will not suffer credit losses in the future.

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

We rely on third parties to manufacture and supply parts and components for marketing technologies and digital signage systems we provide, and to provide order fulfillment, installation, repair services and technical and customer support. Our strategy to rely on third party manufacturers, suppliers and service providers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of certain parts and components used in our products and reduced control over delivery schedules, quality and costs. For example, we do not generally maintain a significant inventory of parts or components, but rely on suppliers to deliver necessary parts and components to third party manufacturers, in a timely manner, based on our forecasts. If delivery of our products and services to our customers is interrupted, or if our products experience quality problems, our ability to meet customer demands would be harmed, causing a loss of revenue and harm to our reputation. Increased costs, transition difficulties and lead times involved in developing additional or new third party relationships could adversely affect our ability to deliver our products and services and meet our customers’ demands, and harm our business.

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

As of March 1, 2014, we had received one design patent, had one U.S. patent application pending and had one Canadian patent application pending relating to various aspects of our RoninCast® delivery system. We cannot provide assurance that any additional patents will be granted. Even if they are granted, our patents may be successfully challenged by others or invalidated. In addition, any patents that may be granted to us may not provide us a significant competitive advantage. Although we have been granted patents and trademarks, they could be challenged in the future. If future trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third party owners, which might not be possible on commercially reasonable terms or at all. If we fail to protect or enforce our intellectual property rights successfully, our competitive position could suffer. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.  Our acquisition of Broadcast, if consummated, will include 14 additional patents and other intellectual property, all of which would be subject to these risks.

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

•	merge or consolidate with any other person, including the pending merger with Broadcast International;

•	acquire all or substantially all of the capital stock or property of another person; or

•	become liable for any indebtedness (other than permitted indebtedness).

If we determine that taking one of these actions would be in our best interests and we were unable to obtain the prior written consent of Silicon Valley Bank to do so, we would be required to repay the amount owing Silicon Valley Bank at that time, which may not be advisable or even practical, or forgo taking the action for which we sought consent. In such scenario, we would be unable to borrow additional sums under the agreement with Silicon Valley Bank which could adversely affect our liquidity and capital resources. Additionally, we are required to maintain a certain minimum tangible net worth level at either the time of an advancement or while there is an outstanding balance owed to Silicon Valley Bank. As of December 31, 2013, we had failed to meet the minimum tangible net worth requirement, which precludes us from drawing on such line of credit. Our inability to take actions due to the restrictive covenants or our need to repay amounts borrowed and effective loss of the line of credit could have a material adverse effect on our business and financial condition.

Risks Related to Our Securities

Our common stock has been delisted from the NASDAQ Stock Market, which may in the future adversely affect the trading price of our common stock and potentially subject trading in our shares to application of the SEC’s “penny stock” rules.

On May 31, 2013, our common stock was delisted from the NASDAQ Capital Market, due to our failure to meet the $2.5 million minimum shareholders’ equity requirement for continued listing. Since such delisting, our common stock has been traded on the OTCQB tier of the OTC Markets, an inter-dealer, over-the-counter market. As compared to securities quoted on a national exchange such as NASDAQ, selling our common stock could be more difficult because smaller quantities of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock may trade at a lower market price than it otherwise would.

In addition, as a result of the delisting of our common stock, trading in our shares may become subject to the SEC’s “penny stock” rules and therefore subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker-dealers are likely to undertake these compliance activities.

As a result of the NASDAQ delisting, we are no longer eligible to use Form S-3, which could impair our ability to raise capital to continue our operations, and NASDAQ’s dilution-inhibiting rules will no longer apply, which could adversely affect trading in our common stock.

As a result of the delisting of our common stock from the NASDAQ Capital Market, we are no longer eligible to use Form S-3 either to file shelf registration statements or to register resales of our securities. We have relied on shelf registration statements on Form S-3 for most of our financings in recent years, and accordingly these limitations may harm our ability to raise the capital that we need. Under these circumstances, we will be required to use a registration statement on Form S-1 to register securities with the SEC, or issue such securities in a private placement. These limitations are expected to increase our costs of raising capital.

Furthermore, our shareholders will no longer have the benefit of restrictions on dilution and other rules imposed by national exchanges, and we may engage in potentially dilutive transactions without complying with shareholder approval rules imposed by national exchanges. These factors could have a material adverse effect on the trading price, liquidity, volatility, value and marketability of our common stock and could have a material adverse effect on our ability to obtain financing for the continuation of our operations.

We are subject to financial reporting and other requirements for which our accounting, other management systems and resources may not be adequately prepared.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with reporting requirements and corporate governance requirements, including requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and rules implemented by the SEC, which are subject to change from time to time. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer. In addition, the foregoing regulatory requirements could make it difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on board committees or as executive officers.

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

ITEM 1bUNRESOLVED STAFF COMMENTS

None.

ITEM 2PROPERTIES

 We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota.  We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 2018 as part of an amendment we entered into in July 2010.   In consideration for this extension, the landlord provided us with a leasehold improvement allowance totaling $0.2 million and an initial reduction in base rent per square foot.   The amendment also contains a rent escalation provision, along with a requirement to maintain a letter of credit  as collateral which can, in the discretion of the landlord, be reduced or released  The amount of the letter of credit as of December 31, 2013 was $180,000.

 In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs.

ITEM 3LEGAL PROCEEDINGS

We were not party to any material legal proceedings as of March 1, 2014.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “RNIN.”   In November 2012, our board of directors approved a one-for-five reverse stock split of all outstanding common shares, which became effective on December 14, 2012.  A proportionate adjustment also was made to our outstanding derivative securities.  The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represents actual transactions.  All share and per share information set forth in this report has  been adjusted to reflect such reverse stock split.

	High	Low
2013
First Quarter	$4.28	$1.41
Second Quarter	$1.60	$0.80
Third Quarter	$0.98	$0.64
Fourth Quarter	$0.83	$0.37

2012
First Quarter	$6.10	$4.15
Second Quarter	$4.70	$3.00
Third Quarter	$4.70	$3.50
Fourth Quarter	$5.00	$1.77

Shareholders

As of March 1, 2014, we had 86 holders of record of our common stock.

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

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2013

In December 2013, the Company issued an aggregate of $1,075,000 in unsecured convertible promissory notes, along with warrants to purchase an aggregate of 1,075,000 shares of the Company’s common stock, in a private placement transaction with certain accredited investors.

ITEM 6SELECTED FINANCIAL DATA

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

(in thousands, except per share amounts.)

	As of December 31,
	2013	2012	2011	2010*	2009*
Balance Sheet Data:
Current assets	$2,758	$3,879	$7,188	$10,133	$13,705
Total assets	3,056	4,364	7,929	11,242	15,347
Current liabilities	1,473	2,107	2,167	2,659	1,589
Non-current liabilities	875	-	-	40	-
Total liabilities	2,348	2,107	2,167	2,699	1,589
Shareholders' equity	$708	$2,257	$5,762	$8,543	$13,758

	For the Years Ended December 31,
	2013	2012	2011	2010*	2009*
Statement of Operations Data:
Sales	$6,802	$6,704	$9,274	$8,567	$5,009
Cost of sales (exclusive of Depreciation and Amortization)	2,814	3,029	5,208	4,582	3,586
Gross profit	3,988	3,675	4,066	3,985	1,423
Selling, general and administrative
and depreciation and amortization expenses	6,625	7,279	8,662	8,976	9,509
Research and development expenses	935	1,795	2,116	2,864	2,167
Total operating expenses	7,560	9,074	10,778	11,840	11,676
Operating loss	(3,572)	(5,399)	(6,712)	(7,855)	(10,253)
Other income (expense)	(25)	(7)	(26)	(28)	70
Net loss	$(3,597)	$(5,406)	$(6,738)	$(7,883)	$(10,183)
Basic and diluted loss per common share	$(0.63)	$(1.14)	$(1.72)	$(2.20)	$(3.33)
Basic and diluted weighted average shares outstanding	5,744	4,732	3,920	3,580	3,055

* The Statement of Operation data for the years ended December 31, 2010 and 2009 and the Balance Sheet data at December 31, 2011, 2010 and 2009 have been derived from our audited financial statement which are not contained or incorporated by reference in this document.

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In consideration of such license, Delphi paid us in April 2013 a one-time license fee of $750,000 for the first 7,500 installed nodes, which represents approximately 1,500 locations based on an assumption of five installed nodes per location. We also agreed to certain node license fees for additional nodes. Delphi has agreed to pay us monthly hosting and support service fees on installed nodes, including hosting and support service fees that increase each year over a five-year period and aggregate to a minimum of $1.3 million over such period.  Based on our review, we determined all the criteria to recognize the $750,000 had been properly met during the second quarter of 2013.  This included the delivery of a master version of our RoninCast® software to allow Delphi the ability to replicate 7,500 copies as they resell our software.   In addition, the $750,000 license fee is a fixed amount and not subject to change regardless of how many copies of our software, up to 7,500 copies, are ultimately resold.  Lastly, the collectability of the license fee was determined to be probable as the amount was paid to us during the second quarter of 2013.

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

Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares.   Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.  Shares reserved for outstanding stock warrants and options totaling 2.1 million, 0.5 million and 0.5 million for 2013, 2012 and 2011, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to our net loss in each of those years.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with “FASB ASC 718-10.”  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest during the period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the closing price of our common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.   Stock-based compensation expense, including the amortization of warrants issued for debt issuance costs, of $0.4 million, $0.5 million and $0.8 million, respectively.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that we have recorded.

We apply the guidance of FASB 718-10-S99-1 for purposes of determining the expected term for stock options. We calculate the estimated expected life based upon historical exercise data. We calculate expected volatility for stock options and awards using historical volatility. The dividend yield assumption is based on our history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We applied a pre-vesting forfeiture rate of 18.3% to 25.2% based upon actual historical experience for all employee option awards. We continue to apply a zero forfeiture rate to those options granted to members of our board of directors.

We account for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of our common stock, or warrants or options to purchase shares of our common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. We expense the fair market value of these securities over the period in which the related services are received. During 2013 and 2012, we recognized $13,000 and $189,000, respectively, of stock-based compensation expense related to the fair market value of stock and warrants that were issued to outside vendors for professional services. We did not issue equity instruments to non-employees during the year ended 2011.

See Note 7 in the Consolidated Financial Statements in this Form 10-K for further information regarding the impact of FASB ASC 718-10 and the assumptions we use to calculate the fair value of stock-based compensation.

Results of Operations

Our results of operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	(in thousands)
	2013	2012	2011

Sales	$6,802	$6,704	$9,274
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,814	3,029	5,208
Gross profit	3,988	3,675	4,066
Sales and marketing expenses	1,482	1,550	2,090
Research and development expenses	935	1,795	2,116
General and administrative expenses	4,930	5,443	6,105
Depreciation and amortization expense	213	286	467
Total operating expenses	7,560	9,074	10,778
Operating loss	(3,572)	(5,399)	(6,712)
Other income (expenses):
Interest expense	(25)	(8)	(30)
Interest income	-	1	4
Total other expense	(25)	(7)	(26)
Net loss	$(3,597)	$(5,406)	$(6,738)

Our results of operations as a percentage of sales for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the Years Ended December 31,
	2013	2012	2011

Sales	100.0%	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	41.4%	45.2%	56.2%
Gross profit	58.6%	54.8%	43.8%
Sales and marketing expenses	21.8%	23.1%	22.5%
Research and development expenses	13.7%	26.8%	22.8%
General and administrative expenses	72.5%	81.2%	65.8%
Depreciation and amortization expense	3.1%	4.3%	5.0%
Total operating expenses	111.1%	135.4%	116.2%
Operating loss	(52.5)%	(80.5)%	(72.4)%
Other income (expenses):
Interest expense	(0.4)%	(0.1)%	(0.3)%
Interest income	-	0.0	0.0
Total other expense	(0.4)%	(0.1)%	(0.3)%
Net loss	(52.9)%	(80.6)%	(72.7)%

2013 compared to 2012

Sales

Our sales increased 1% to $6.8 million in 2013 from $6.7 million in 2012.  The year-over-year increase was primarily attributable to a $750,000 software license sale to Delphi.   In April 2013, we entered into an exclusive licensing and services agreement with Delphi to provide integrated technology solutions to the quick-serve restaurant (QSR) and “pump topper” gas station market.  In consideration for granting this license, we will receive a minimum of $2.0 million over five years, of which $750,000 was paid upon the execution of the contract.  Based on our review, we determined all the criteria to recognize the $750,000 had been properly met in 2013.  This included the delivery of a master version of our RoninCast® software to allow Delphi the ability to replicate 7,500 copies as they resell our software.  In addition, the $750,000 license fee is a fixed amount and not subject to change regardless of how many copies of our software, up to 7,500 copies, are ultimately resold.  Lastly, the collectability of the license fee was determined to be probable as the amount was paid in 2013.  Delphi will use our 24/7 network operations center exclusively to host Delphi’s digital signage applications, which will provide us recurring hosting and maintenance revenue over the next five years.  We believe this significantly extends our reach within the QSR and pump topper markets as Delphi has over 30,000 customers to which it can offer an integrated technology offering.

The remaining increase in sales when comparing 2013 to 2012 was due to an increase in orders from ARAMARK and Polaris Industries.  Total sales to ARAMARK in 2013 totaled $1.5 million, representing an increase of 40% from 2012.  We continued to expand the various ARAMARK branded food concepts to several colleges and universities during 2013, bringing the total number of ARAMARK locations being managed through our NOC to approximately 329 sites at the end of 2013.  Also during 2013, we started working with Polaris Industries by providing them with our digital marketing solutions in connection with the launch of Polaris’s Indian motorcycle.  Polaris is requiring all new Indian dealerships to install our solution, which includes a 46” display that is part of a Media Hearth playing a standard video loop with social media, local events and weather content zones.  Through 2013, we received orders from Polaris for a total of 75 dealerships, representing approximately $0.4 million of revenue.  We anticipate we will receive additional orders as Polaris continues to expand its Indian motorcycle dealer network.

Partially offsetting these increases was a decline in revenue from Chrysler and Fiat dealerships.  Revenue generated from Chrysler and the associated Fiat dealerships, along with orders received from a supplier for Chrysler’s iShowroom-branded towers totaled $2.4 million, which was down 29% from $3.4 million recognized for the prior year.  A significant portion of this decrease was attributable to fewer orders for our content and development services associated with e-learning course work and enhancement to iShowroom.  We do not believe this decline represents a trend, but was due to timing of when new projects are initiated by Chrysler.  In addition, we experienced a decline in kiosk orders received from individual Fiat dealerships when comparing  2013 to the prior year.  In 2013, we received a total of 29 kiosk orders for Fiat dealerships, compared to 89 in 2012.  We believe the rate of orders for our interactive kiosks being deployed to all the Fiat dealerships will continue to decline as most Fiat dealerships now have the application installed.  However, we continue to believe there is still an opportunity for us to deploy additional interactive branded tower kiosks to the remaining Chrysler dealerships, and we received  new orders for 56 units in 2013.  Since we do not have a contract with Chrysler requiring it to source all the various components of the solution through us and the purchase of the iShowroom branded towers remains within the discretion of the individual dealerships, we are unable to predict or forecast the timing or value of any future orders.

We continued to provide ongoing support to YUM!’s QSR brands in 2013, which includes KFC and KFC/Taco Bell combination stores.    Although we did not roll out new menu board deployments during 2013, we did receive an order from KFC to upgrade the existing stores to our latest version of RoninCast® software, which we successfully completed in 2013.  We continue to believe KFC will expand the number of locations which features our digital menu board solution, but currently do not have a commitment on timing.  The total number of YUM! brand stores we fully host and support through our NOC was 178 at the end of 2013.

We continue to support through our NOC a network of approximately 294 sites we have deployed for Thomson Reuters, which feature its InfoPoint news service. In addition, during 2012, we announced a new partnership under which we are the exclusive provider of a Thomson Reuter branded offering, Thomson Reuters

Digital Signage Knowledge Direct. Thomson Reuters is presently selling this offering through its sales team to the financial services industry, including many existing news service customers of Thomson Reuters.

We continue to work for, and receive orders from, various customers in the food services industry as they come to realize the benefits of deploying digital signage for an array of different types of menu boards for both inside and outside applications.

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

As of December 31, 2013, we had a total of $0.4 million of purchase orders for which we had not recognized revenue.

Lastly, our recurring hosting and support revenue remained at the same level of $2.0 million for both 2013 and 2012.  Although we expanded our customer base from the deployments referenced above, we did see a decline in recurring revenue from Thomson Reuters as a result of a number of locations featuring Thomson Reuters’ Info Point digital signage system being taken off line during 2013.

Although we are starting to see an increase of adoption for marketing technology solutions such as ours at the macro level, we are unable to predict or forecast our future revenue with any degree of precision at this time.

Cost of Sales

    Our cost of sales decreased 7% to $2.8 million in 2013 from $3.0 million in 2012. The decrease in cost of sales was primarily due to the year-over-year decrease in services sales, which was primarily associated with a decline in content and development work performed primarily for Chrysler.  On a percentage basis, our overall gross margin increased to 59% in 2013 compared to 55% for the prior year.  The primary reason for this increase was due to the $750,000 software sale to Delphi Display Systems, which was at 100% gross margin.  Our overall software sales, which traditionally carry a higher gross margin percentage compared to our sales of hardware and services, were up 231% or $0.8 million when comparing 2013 to the prior year.  The increase in software revenue when comparing 2013 to 2012 resulted in a percentage improvement to 99% in 2013 from 80% in 2012.  On a percentage basis, our services gross margin were the same at 58% for both 2013 and 2012.  Our ability to maintain these levels of gross margin on a percentage basis can be impacted in any given quarter by shifts in our sales mix.  However, we believe over the long-term our gross margins on a percentage basis will continue to increase as our recurring revenue grows.

Operating Expenses

Sales and marketing expense includes the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as trade show activities and other marketing costs.  Total sales and marketing expenses declined 4% to $1.5 million in 2013 from $1.6 million in 2012.  The decline in sales and marketing expense when comparing 2013 to 2012 was primarily due to lower commissions and employee travel related expenses of $26,000 and $21,000, respectively.  We continue to concentrate our marketing dollars on more forums and user groups instead of the larger national tradeshows such as Digital Signage Expo.  We traditionally incur higher levels of tradeshow expenditures in the first quarter of our fiscal year compared to the remaining three quarters.  Total stock compensation expense included in sales and marketing expense was approximately $0.1 million for both 2013 and 2012.  Any significant increase in our sales and marketing expenses in 2014 relative to 2013 would be the result of higher levels of commission expense resulting from an increase in our revenue, as we do not anticipate higher costs associated with tradeshows or marketing initiatives.

Research and development expense includes salaries, employee benefits, stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for 2013 decreased 47% to $0.9 million from $1.8 million in 2012.  The decrease when comparing 2013 to 2012 was primarily related to lower employee compensation costs of $0.4 million due to personnel changes made during 2013 and a $0.3 million decrease in consulting costs, along with receiving a one-time $0.1 million research and development state tax refund.  Although we experienced lower employee-related expenses for 2013 compared to 2012 due to lower headcount, the remaining decrease was attributable to a higher level of research and development costs being allocated to cost of goods sold related to billable development work performed for our customers.  Overall we had 9 developer employees and contractors as of December 31, 2013 compared to 13 as of the end of 2012. Total stock compensation expense included in research and development expense was approximately $31,000 and $55,000 for the years ended December 31, 2013 and 2012, respectively.  Although we currently have no intention of increasing our staff levels in 2013, we continue to believe it is critical for our success to make further enhancements to our RoninCast® software as the requirements for a more sophisticated multi-marketing technology platform continue to evolve.

General and administrative expense includes the salaries, employee benefits, stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses for 2013 decreased 9% to $4.9 million from $5.4 million in 2012.  The decrease when comparing 2013 to 2012 was the result of lower employee compensation and related travel expenses of $0.4 million and a decline in general office and other public company related expenses of $88,000 and $59,000, respectively. Partially offsetting these declines was a $0.2 million increase in stock-based compensation expense attributable to the stock and warrants issued to outside vendors for professional services during the year ended 2012, which we only incurred $13,000 of related expense in 2013.   Additionally, we recognized stock based-compensation expense associated with stock awards and options to our employees and six non-employee board members as part of their compensation for board service during 2013 and 2012 of $0.3 million and $0.4 million for the periods presented.  We currently believe our general and administrative costs will remain at a similar level to that experienced during 2013 for 2014.

 Depreciation and amortization expense.  Our depreciation and amortization expense consists primarily of depreciation of computer equipment and office furniture and the amortization of purchased software and leasehold improvements made to our leased facilities.  Depreciation and amortization expense decreased 26% to $0.2 million in 2013 from $0.3 million in 2012. The decrease was primarily due to the limited number of capital acquisitions made from 2011 through 2013.

Interest Expense

Interest expense increased to $25,000 in 2013 from $8,000 in 2012.  The increase was primarily the result of the interest expense associated with our line of credit with Silicon Valley Bank.  During 2013, we expensed a total of approximately $19,000, compared to $5,000 in the prior year of interest expense.  The reason for the increase was due to the advancement of $400,000 we had outstanding through September of 2013.  In addition, we issued unsecured convertible promissory notes in the aggregate of $1,075,000, along with warrants to purchase 1,075,000 shares of our commons stock in 2013.  The notes mature two years after issuance and require the payment of interest at the rate of 4% per year (payable on maturity), which we recognized interest expense of approximately $1,000 during 2013.  Using the Black-Scholes model, we determined the relative fair value of the warrants totaled $178,000.  In addition, we determined the notes had a beneficial conversion feature totaled $27,000.  Both amounts are being amortized through interest expense on a straight-line basis over the term of the notes payable resulting in a charge of interest expense of $4,000 in 2013.

During 2012, we included in interest expense a charge of $3,000 for the fair value of the warrants issued to Silicon Valley Bank as part of the loan and security agreement we entered into in March 2010.  The warrant vested 100% on date of grant and we began recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the original life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of approximately $8,000. The fair value remaining as of the date of the modification totaled $19,000 and was amortized on a straight-line basis through the then renewed expiration date of March 2012.   See Note 6 to our consolidated financial statements regarding the assumptions used in determining the fair value of these warrants.  Also included in interest expense for 2012 associated with the capital lease we entered into in July 2010.

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

Interest Expense

Interest expense decreased to $8,000 in 2012 from $30,000 in 2011.  The decrease was primarily the result of lower expense recognized related to the fair value of the warrant issued to Silicon Valley Bank as additional consideration for the loan and security agreement we originally entered into in March 2010 and modified in October 2012.   During 2012, we included in interest expense a charge of $3,000 for the fair value of the warrants, compared to $21,000 in 2011.  The warrant vested 100% on date of grant and we began recognizing the fair value, as determined using the Black-Scholes model, of $66,000 over the original life of the agreement on a straight-line basis. The loan and security agreement modification in January 2011 included a provision to reduce the exercise price of the warrant, resulting in an incremental increase in fair value of approximately $8,000. The fair value remaining as of the date of the modification totaled $19,000 and was amortized on a straight-line basis through the then renewed expiration date of March 2012.   See Note 6 to our consolidated financial statements regarding the assumptions used in determining the fair value of this warrant.  Also included in interest expense for 2012 and 2011 was $3,000 and $9,000, respectively, associated with the capital lease we entered into in July 2010.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011.  At December 31, 2013, we had cash, cash equivalents and restricted cash of $1.5 million and working capital of $1.3 million.  The cash used in operating activities for the year ended December 31, 2013 was $2.8 million.  At December 31, 2013, we had no outstanding balance and no borrowing capability on our line of credit with Silicon Valley Bank.  Silicon Valley Bank has issued a letter of credit in the amount of $180,000 as collateral to the landlord of our corporate office and another letter of credit to a vendor in the amount of $50,000. As of December 31, 2013, we were unable to meet the minimum tangible net worth requirements per the terms of the loan and security agreement with Silicon Valley bank, and therefore we are currently unable to drawn down on the line of credit.  As of December 31, 2013, our tangible net worth totaled $1.6 million or $0.6 million below the minimum required amount per the terms of the loan and security agreement with Silicon Valley Bank. The line of credit is secured by all of our assets and matures on  July 15, 2014. Starting with the month ending March 31, 2014 and on the last day of each following month, our new tangible net worth requirement has been reduced to $150,000 and, commencing with the quarter ending March 31, 2014, the minimum tangible net worth requirement increases, commencing with the quarter ending March 31, 2014 and each quarter thereafter, by the sum of (a) fifty-percent (50%) of our quarterly net income (without reduction for any losses) for such quarter, plus (b) fifty-percent (50%) of all proceeds received from the issuance of equity during such quarter and/or the principal amount of all subordinated debt incurred during such quarter.  We must comply with this tangible net worth minimum in order to draw down on such line of credit and also while there are outstanding credit extensions (other than our existing lease letter of credit).

The financial statements for the fiscal year ended December 31, 2013 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations.  Although we believe we extended our ability to fund our operations as a result of the restructuring we initiated on July 29, 2013 (see “Restructuring” below), even after the savings we expect to achieve and the additional funds received from the unsecured promissory notes issued in December 2013, we do not currently have sufficient capital resources to fund operations beyond April 2014. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we will be forced to cease operations and investors will lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

Restructuring

In July 2013, we implemented a restructuring plan designed to conserve our cash resources and to further align our ongoing expenses with our business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance our RoninCast® software, and consolidating certain positions.  We incurred a  one-time charge in 2013 aggregating approximately $0.2 million, consisting primarily of severance payments.   We believe this restructuring will reduce our annual operating costs by approximately $1.3 million.

Operating Activities

We do not currently generate positive cash flow. Our investments in infrastructure have been greater than sales generated to date. As of December 31, 2013, we had an accumulated deficit of $98.0 million. The cash flow used in operating activities was $2.8 million, $4.8 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  In 2013, net cash used by operating activities was attributable to our net loss, partially offset by an overall decrease in changes to our operating assets and liability accounts of $0.1 million and $0.7 million of depreciation and amortization and stock compensation expense.  Included in the changes to our operating accounts were decreases in accounts receivable, inventory and other assets all of which were due to lower sales during the fourth quarter of 2013 when compared to the same period in the prior year.  In addition, accounts payable and accrued liabilities balances were lower by $0.3 million and $0.1 million at the end of December 31, 2013 when compared to the prior year end balances.  This was primarily the result of lower operating costs incurred during the fourth quarter of 2013 when compared to the same period in the prior year.  Changes in our deferred revenue balances when comparing December 31, 2013 to December 31, 2012 increased $0.2 million as a result of additional uncompleted projects and higher levels of deferred maintenance contracts as our installation base continues to grow.

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

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment.  Some of our prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to continuing economic uncertainty.  Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers.  We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms.  Economic conditions could also materially impact us through insolvency of our suppliers or current customers.  As of December 31, 2013, Chrysler and EWI accounted for 44.8% and 15.0%, respectively, of our total receivables.  In the case of insolvency by one of our significant customers, an account receivable with respect to that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could adversely affect our financial position.  There can be no assurance that we will not suffer credit losses in the future.

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

 Investing Activities

Net cash used in investing activities was $29,000, $47,000 and $149,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Net cash used in investing activities for the periods presented was attributable to the purchases of property and equipment.  We believe capital investments for 2014 will be similar to 2013 as our current infrastructure has the capacity to service additional deployments.

Financing Activities

We have financed our operations primarily through sales of common stock and the issuance of notes payable to vendors, shareholders and investors. For the years ended December 31, 2013, 2012 and 2011, we generated a net $2.1 million, $1.6 million and $3.2 million from financing activities, respectively.

In March 2013, we sold a total of 868 units at a price of $1.80 per unit, each unit consisting of one share of common stock and one –five year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  We obtained approximately $1.4 million in net proceeds as a result of this registered direct offering.

In December 2013, we sold an aggregate of $1.1 million in unsecured convertible promissory notes, along with warrants to purchase 1.1 million shares of our common stock, in a private placement transaction with certain accredited investors.  The notes mature two years after issuance, require the payment of interest at the rate of 4% per year (payable on maturity), and are convertible, at the holder’s option, into unregistered shares of our common stock at a conversion price of $0.50 per share.  The warrants are immediately exercisable, expire three years after issuance, have a cashless exercise feature, and may be exercised to purchase unregistered shares of our common stock at an exercise price of $0.75 per share.

During 2013, we received proceeds of $21,000 from the issuance of 19,000 shares under our associate (employee) stock purchase plan, which was terminated effective July 2013.  Also during 2013, we made a repayment of the line of credit with Silicon Valley Bank of $0.4 million.

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

Due to losses suffered from operations, for the year ended December 31, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund our operations beyond April 2014. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be  no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Line of Credit

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 6, 2014.  The Loan and Security Agreement provides us with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1.5 million, or (b) the amount available under our borrowing base (75% of our eligible accounts receivable plus 50% of our eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for our corporate offices, Silicon Valley Bank issued a letter of credit which as of December 31, 2013 was in the amount of $180,000 along with a letter of credit issued to a vendor for $50,000.

As of December 31, 2013, we were not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit.  As of December 31, 2013, our tangible net worth totaled $1.6 million or $0.6 million below the minimum required amount per the terms of the Loan and Security Agreement.  We had no outstanding balance under this loan agreement (other than our letter of credits) as of December 31, 2013.

Under the Loan and Security Agreement, we are generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which our shareholders who were not shareholders immediately prior to such transaction own more than 40% of our voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all our assets and matures on July 15, 2014.  Starting with the month ending March 31, 2014, our new tangible net worth requirement has been reduced to $150,000 as of the end of each month and, commencing with the quarter ending March 31, 2014, the minimum tangible net worth requirement increases, commencing with the quarter ending March 31, 2014 and each quarter thereafter, by the sum of (a) fifty-percent (50%) of our quarterly net income (without reduction for any losses) for such quarter, plus (b) fifty-percent (50%) of all proceeds received from the issuance of equity during such quarter and/or the principal amount of all subordinated debt incurred during such quarter.  We must comply with this tangible net worth minimum in order to draw down on such line of credit and also while there are outstanding credit extensions (other than our existing lease letter of credit).

Off Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements.

Contractual Obligations

We have no material commitments for capital expenditures.  Unless we experience a significant increase in our revenue, we expect our 2014 operating expenses will remain at levels similar to 2013 as we continue to control expenses in the current economic environment.

Operating and Capital Leases

At December 31, 2013, our principal commitments consisted of long-term obligations under operating leases.  We conduct our U.S. operations from a leased facility located at 5929 Baker Road in Minnetonka, Minnesota.  We lease approximately 19,000 square feet of office and warehouse space under a lease that extends through January 31, 2018.  In addition, we lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario, Canada under a lease, as amended, that extends through June 30, 2014.

The following table summarizes our obligations under contractual agreements as of December 31, 2013 and the time frame within which payments on such obligations are due (in thousands):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$877	$233	$414	$230	$-
Long-term Obligations	1,075	-	1,075	-	-
Total Contractual Obligations	$1,952	$233	$1,489	$230	$-

Our internal source of liquidity solely consists of our cash balance, which as of December 31, 2013 was $1.5 million. Of this amount, $1.4 million is invested in a daily sweep commercial paper account with Silicon Valley Bank.   We monitor the credit rating of this financial institution and have determined there is a low level of risk of the funds not settling on a daily basis.

Based on our working capital position at December 31, 2013, we believe we have sufficient working capital to meet our current obligations through April 2014.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank. As of December 31, 2013, our cash was primarily invested in a commercial paper sweep account as the interest rate yield was more favorable than those of United States government securities and money market funds.  The commercial paper sweep account had a triple A rating from Standard and Poor’s, Moody’s and Fitch as of February 28, 2014.  We have not experienced any significant losses on our deposits of our cash, cash equivalents, or marketable securities.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management's report in its annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9BOTHER INFORMATION

    On March 6, 2014, we entered into a seventh amendment to our loan and security agreement with Silicon Valley Bank, effective as of March 12, 2014.  The amendment extended the maturity date of our line of credit to July 15, 2014.  Starting with the month ending March 31, 2014, our new tangible net worth requirement has been reduced to $150,000 as of the end of each month and, commencing with the quarter ending March 31, 2014, the minimum tangible net worth requirement increases, commencing with the quarter ending March 31, 2014 and each quarter thereafter, by the sum of (a) fifty-percent (50%) of our quarterly net income (without reduction for any losses) for such quarter, plus (b) fifty-percent (50%) of all proceeds received from the issuance of equity during such quarter and/or the principal amount of all subordinated debt incurred during such quarter.  We must comply with this tangible net worth minimum in order to draw down on such line of credit and also while there are outstanding credit extensions (other than our existing lease letter of credit).

The foregoing description is qualified in its entirety by reference to the seventh amendment to our loan and security agreement with Silicon Valley Bank, which is attached hereto as Exhibit 10.42 and incorporated by reference herein.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS and corporate governance

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Principal Occupation	Position with Wireless Ronin	Director Since
Stephen F. Birke	60	Founder and President of Birch Tree International, LLC	Chairman of the Board	2008

Scott W. Koller	52	President, Chief Executive Officer and Director of Wireless Ronin Technologies, Inc.	President, Chief Executive Officer and Director	2011

Kent O. Lillemoe	55	Independent Consultant	Director	2011
Howard P. Liszt	67	Independent Consultant	Director	2011

Darin P. McAreavey	45	Senior Vice President and Chief Financial Officer of Wireless Ronin Technologies, Inc.	Senior Vice President and Chief Financial Officer	N/A

Business Experience

Stephen F. Birke became our Chairman of the Board in January 2011.  Mr. Birke joined our board of directors in July 2008 and served as our Interim Chief Executive Officer from September 2008 to December 2008.  Mr. Birke served for 38 years at Target Corporation in various roles, most recently as Vice President and General Merchandise Manager until his retirement from Target in May 2008.  From October 2009 to September 2010, Mr. Birke served as President and Chief Executive Officer of Lawrence Merchandising, a provider of retail merchandising services.  Mr. Birke is also the founder and President of Birch Tree International, LLC, a retail/wholesale consulting company, which was organized in August 2008.  Mr. Birke brings retail experience to our board, which is one of our key vertical market segments.  He also brings strong leadership and organizational effectiveness to our board.

Scott W. Koller became our President and Chief Executive Officer in January 2011 and was elected to our board in March 2011.  Mr. Koller served as our President and Chief Operating Officer from May 2010 to December 2010 and as our Executive Vice President and Chief Operating Officer from March 2009 until May 2010.  Mr. Koller joined our company in November 2004.  He served as our Senior Vice President of Sales and Marketing from November 2004 through January 2007, our Executive Vice President of Sales and Marketing from February 2007 through October 2008, and our Executive Vice President of Sales and Project Management from October 2008 through March 2009.  From December 2003 to November 2004, Mr. Koller served as Vice President of Sales and Marketing for Rollouts Incorporated, a provider of field services for large-scale implementations.  From August 1998 to November 2003, Mr. Koller served in various roles with Walchem Corporation, a manufacturer of metering pumps and analytical controllers, including the last three years as Vice President of Sales and Marketing.  Mr. Koller served in the U.S. Naval Nuclear Power Program from 1985 to 1992.  As our President and Chief Executive Officer, Mr. Koller brings management’s perspective to our board.

Kent O. Lillemoe joined our board of directors in August 2011.  Mr. Lillemoe served as Chief Financial Officer of MinuteClinic, Inc., a health services provider, from January 2006 until its acquisition by CVS Caremark in April 2009.  Prior to MinuteClinic, Mr. Lillemoe was Chief Financial Officer of Envoy Medical Corporation, a medical device developer, from January 2003 to November 2005; Chief Operating Officer of Avanti Optics Corp.,

an early stage technology company, from June 2000 until January 2003; Chief Financial Officer of Fargo Electronics, Inc., a publicly-held technology company, from March 1998 to June 2000; and Chief Financial Officer of CyberOptics Corporation, also a publicly-held technology company, from September 1985 to September 1996.  Mr. Lillemoe serves on the board of directors of AEI Core Property Income Trust, Inc., a real estate investment trust (REIT) (since August 2011), and Digitiliti, Inc., a developer of cloud-based software products (since August 2011), where he is also chair of the audit committee.  He also serves on the boards of directors of Exos Medical Corporation, Vast Enterprises, LLC and Mobi, LLC, all privately-held companies.  He also served as a director of Fargo Electronics, Inc. beginning in July 2000, including as Chairman of the Audit Committee starting in September 2003, until it was acquired in August 2006.  Mr. Lillemoe brings early stage company experience and public company chief financial officer experience to our board.

Howard P. Liszt joined our board of directors in August 2011.  From 2001-2011 Mr. Liszt served a Senior Fellow at the University of Minnesota, where he lead a number of education initiatives for students interested in strategic communications careers.  From 1994 until his retirement in 2000, Mr. Liszt was Chief Executive Officer of Campbell Mithun, Inc., a national marketing communications agency he joined in 1976.  He also serves on the Board of Directors – Advisory Board of Land O’ Lakes, Inc., a national food and agricultural cooperative (since 2006) and the Board of Advisors of Kalypso, a consulting firm (since November 2010), and as Director of OCO Holdings, Inc., a communications service company (since 2009).  He previously served as a director of Restore Medical, Inc., a publicly-held medical device company, from May 2006 until its acquisition by Medtronic, Inc. in July 2008; Zomax Inc., a publicly-held company which provided outsourced supply chain management services, from 1996 until its acquisition in October 2006; Ocular Sciences, Inc., a manufacturer and marketer of specialty healthcare products, from 2001 until its acquisition in 2004; and Shuffle Master, Inc., a publicly-held gaming supply company, from 2000 to 2003.  Mr. Liszt brings corporate communications experience and advertising experience to our board.

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

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  One of our directors, Mr. Koller, is an employee who serves as our president.  The employment service of Mr. Koller is governed by the terms of his employment contracts.  See “Employment Contracts” in Item 11 below.

Board and Committee Matters

We maintain an audit committee, a compensation committee, a corporate governance and nominating committee, and an executive committee.  With the exception of our executive committee, each committee consists solely of members who are independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.  Further information regarding the independence of our directors for service on our board’s committees appears in the committee discussions below.

Audit Committee and Financial Expert

Our audit committee currently includes Messrs. Birke, Liszt and Lillemoe.  Mr. Lillemoe serves as chairman of the audit committee.  Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Each member of our audit committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market and Exchange Act Rule 10A-3.  Further, no member of our audit committee participated in the preparation of the financial statements of our company or any current subsidiary of our company at any time during the past three years.

Each member of our audit committee is able to read and understand fundamental financial statements, including an issuer’s balance sheet, income statement, and cash flow statement, and at least one member of the committee has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background which results in the individual’s financial sophistication.  In addition, our board of directors has determined that Kent O. Lillemoe is an audit committee financial expert as such term is defined by Item 407(d)(5) of Regulation S-K.

The functions of the audit committee include oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, and the performance, qualifications and independence of our independent auditors.  Our audit committee is directly responsible for the appointment, retention, compensation, evaluation, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing an audit report or related work.  The audit committee met four times during the year ended December 31, 2013.

Compensation Committee

Our compensation committee currently includes Messrs. Birke, Liszt and Lillemoe.  Mr. Birke is chairman of the committee.  Our compensation committee is responsible for discharging the board’s responsibilities relating to compensation of the company’s executives.  Our compensation committee is also responsible for overseeing and advising the board on the adoption of policies that govern our compensation programs, including stock and benefit plans.  The compensation committee met four times during the year ended December 31, 2013.

Each member of our compensation committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market, is a non-employee director as defined in Exchange Act Rule 16b-3 and is an outside director as defined under Section 162(m) of the Internal Revenue Code.

Our compensation committee has the resources and authority necessary to discharge its duties and responsibilities.  Our compensation committee has sole authority to retain and terminate, and approve fees and other retention terms for, its outside counsel, compensation consultants, and other experts or consultants as it deems appropriate.

Our compensation committee looks to certain executive officers, including our named executive officers, for assistance with the design and assessment of our executive compensation program and other personnel issues.  For example, our named executive officers assist in the development of corporate succession plans for our Chief Executive Officer and other senior corporate officers, and provide periodic reports on matters relating to the company’s personnel appointments and practices.  The committee reviews the performance of the Chief Executive Officer, whereas our Chief Executive Officer assists the committee with its annual review of the performance of the other executive officers.  Named executive officers also assist the committee by providing insight on our company’s business goals and results, defining objectives for individual executives, and assessing the effect on our culture and personnel of suggested changes to our compensation programs.  No executive officer is involved in assessing or setting his or her own compensation.

In April 2009, our compensation committee engaged Financial Concepts, Inc. as its outside compensation consultant.  Financial Concepts was selected based on its ability to meet the committee’s needs at the most effective cost.  In May 2009, Financial Concepts presented to the committee a compensation analysis along with its recommendations, which included a market review involving base salary, non-equity incentive awards and equity incentive awards for the company’s executives.  The committee gave consideration to the consultant’s analysis and recommendations when establishing the company’s executive compensation program.  The committee expects to continue to utilize an outside compensation consultant when it deems appropriate for purposes of evaluating and analyzing the compensation provided to the company’s executives.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis referred to in Item 402(b) of Regulation S-K with management, and based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K be included herein.

Compensation Committee Members:
/s/ Stephen F. Birke	March 11, 2014
Stephen F. Birke

/s/Kent O. Lillemoe	March 11, 2014
Kent O. Lillemoe

/s/ Howard P. Liszt	March 11, 2014
Howard P. Liszt

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee currently consists of Messrs. Birke, Liszt and Lillemoe.  Mr. Liszt is chairmen of the committee.  Each member of our corporate governance and nominating committee is independent as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market.

The functions of the corporate governance and nominating committee include identifying individuals qualified to become members of our board, overseeing our corporate governance principles, and completing an annual evaluation of our board.  The corporate governance and nominating committee did not meet during the year ended December 31, 2013.

The corporate governance and nominating committee identifies, reviews and evaluates candidates for election as director who meet the standards set forth in our company’s corporate governance guidelines.  The committee does not evaluate proposed nominees differently depending upon who has made the recommendation; however, the committee may consider, as one of the factors in its evaluation of shareholder recommended nominees, the size and duration of the interest of the recommending shareholder or shareholder group in the equity of our company.

The corporate governance and nominating committee may consider nominees suggested by directors, management and shareholders.  It is the committee’s view that the continuing service of qualified incumbents promotes stability and continuity in the boardroom.  However, prior to nominating an existing director for re-election to the board, the committee will consider and review an existing director’s qualifications and performance.  Where there is no qualified and available incumbent, or where there is a vacancy or a desire to increase the size of the board, the committee will identify and evaluate new candidates.  The committee will solicit recommendations for nominees from persons that it believes are likely to be familiar with qualified candidates.  These persons may include members of the board and management.  The committee may also determine to engage a third-party search firm; however, the committee has not to date paid any third party a fee to assist in identifying or evaluating potential nominees to the board.  Based upon all available information, the committee recommends to the board candidates who, in the view of the committee, are most suited for board membership.

In making its selections, the corporate governance and nominating committee will also evaluate candidates proposed by shareholders.  The committee may choose not to consider an unsolicited recommendation if no vacancy exists on the board and the committee does not perceive a need to increase the size of the board.  The committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Shareholder Nomination Procedures

To submit a recommendation of a director candidate to the corporate governance and nominating committee, a shareholder must submit a written notice, addressed to the Chairman of the corporate governance and nominating committee, in care of the Corporate Secretary, at the principal executive office of Wireless Ronin Technologies, Inc., containing the information set forth below.

Under our amended and restated bylaws, a notice from a shareholder who desires to nominate a director (the “Nominating Person”) must include the following: (a) as to each person whom the shareholder proposes to nominate for election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) all information with respect to such person that would be required to be set forth in a shareholder’s notice as set forth in (b) below, (iv) any other information relating to such person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act, (v) a description of all direct and indirect compensation and other material agreements, arrangements and understandings and any other material relationships during the past three years, between or among any Nominating Person, on the one hand, and such proposed nominee, his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, and (vi) all other information that would be required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC if such Nominating Person were the “registrant” for purposes of such rule and such proposed nominee were a director or executive officer of such registrant; and (b) as to each Nominating Person, (i) the “Shareholder Information and Disclosable Interests” defined in Section 2.3 of our amended and restated bylaws, which requires detailed information about their ownership of our capital stock, including all derivative securities or hedging transactions, as well as any proxies, understandings, or relationships pursuant to which the person has given or received a right to vote, directly or indirectly, any of our securities, hedging or similar agreements to which they are a party, any rights to dividends and any performance-related fees to which they may be entitled, and (ii) any other information relating to such Nominating Person that would be required to be disclosed in a proxy statement or other filing required to be made in connection with solicitations of proxies for the election of directors in a contested election pursuant to Section 14 of the Exchange Act.  Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.  In addition, the shareholder must update and supplement such notice to reflect any changes as of (i) the record date for the meeting and (ii) ten business days prior to the meeting or any adjournment or postponement thereof.

In order for a director candidate to be considered for nomination at the annual meeting of shareholders, the recommendation must be received by  no later than December 31 for the next year’s annual meeting of shareholders.

Minimum Qualifications

The corporate governance and nominating committee believes that members of the board must possess certain basic personal and professional qualities in order to properly discharge their fiduciary duties to shareholders, provide effective oversight of management, and monitor adherence to principles of sound corporate governance.  It is therefore the policy of the committee that all persons nominated to serve as a director of our company should possess the following minimum qualifications:  personal integrity and ethical character; absence of conflicts of interest; fair and equal representation of our company’s constituencies; demonstrated achievement in one or more fields; ability to function effectively in an oversight role; business understanding; and availability.

In approving candidates, the corporate governance and nominating committee will also assure that: at least a majority of the directors are independent; as many as possible of the directors satisfy the financial literacy requirements for service on the audit committee; at least one of the directors qualifies as an audit committee financial expert; at least some of the independent directors have experience as senior executives of a public or substantial private company; and at least some of the independent directors have general familiarity with our company’s industry.

Although we have no specific policy regarding diversity, the corporate governance and nominating committee will seek to promote through the nomination process an appropriate diversity on the board of professional background, experience, expertise, perspective, gender, ethnicity and country of citizenship.

Executive Committee Matters

Our executive committee consists of Messrs. Birke, Liszt and Lillemoe, who are all independent directors as defined in Rule 5605(a)(2) of the Marketplace Rules of the NASDAQ Stock Market, and Mr. Koller, who is the Company’s President and Chief Executive Officer and therefore is not an independent director.  Pursuant to our amended and restated bylaws, the executive committee may exercise all of the powers of the board of directors in the management of our business and affairs when the board is not in session.  The executive committee did not meet during the year ended December 31, 2013.

 Communications with Board Members

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors.  All communications should be addressed to Wireless Ronin Technologies, Inc., Baker Technology Plaza, 5929 Baker Road, Suite 475, Minnetonka, Minnesota 55345, Attention: Corporate Secretary.  Communications to individual directors may also be made to such director at our company’s address.  All communications sent to a member of the audit committee or to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel.  Any communications sent to the board in the care of the Corporate Secretary will be reviewed by the Corporate Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports.  To our knowledge, based solely on a review of copies of reports filed with the SEC during 2013 and written representations from such persons that no other reports were required, all applicable Section 16(a) filing requirements were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors.  Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K and applicable NASDAQ Marketplace Rules.  Our Code of Business Conduct and Ethics is posted on our Internet website at www.wirelessronin.com and is available, free of charge, upon written request to our Corporate Secretary at Baker Technology Plaza, 5929 Baker Road, Suite 475, Minnetonka, Minnesota 55345.  We intend to disclose any amendment to or waiver from a provision of our Code of Business Conduct and Ethics that requires disclosure on our website at www.wirelessronin.com.

ITEM 11EXECUTIVE COMPENSATION

Executive Compensation

 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2013 and 2012:

		Salary	Bonus				All Other Compensation	Total
Name and Principal Position	Year	($)(a)	($)	Stock Awards ($) (b)	Option Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	($)(d)	($)
Scott W. Koller	2013	265,000	0	0	60,742	0	400	326,142
President, Chief Executive Officer and Director	2012	265,000	0	0	67,864	0	420	333,284

Darin P. McAreavey	2013	215,000	0	0	30,371	0	400	245,771
Senior Vice President and Chief Financial Officer	2012	215,000	0	0	33,932	0	417	249,349

(a)The 2013 annual base salaries of Messrs. Koller and McAreavey remained at 2012 levels, namely $265,000 and $215,000, respectively.

(b)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuation are those set forth in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  The company used a 25.19 percent forfeiture rate assumption for its executive officer options in 2013 based on actual historical experience for all employee option awards.  Details regarding the terms of such awards appear under the caption “Outstanding Equity Awards at Fiscal Year-End.”

(c)Based on the company’s performance in 2013 or 2012, no non-equity incentive awards were paid to our named executive officers under our Senior Management Bonus Plan for that year.

(d)Represents premiums we paid for long-term disability insurance.

The material terms of employment agreements and payments to be made upon a change in control are discussed below, in the narrative following “Potential Payments upon Termination or Change in Control.”

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the company’s defined contribution 401(k) retirement plan.  Employees may contribute up to 15% of their pretax compensation to the plan.  There is currently no plan for an employer contribution match.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2013:

	Option Awards (a)				Stock Awards
	Number of	Number of
	Securities	Securities			Number	Market value
	Underlying	Underlying			of shares	of shares
	Unexercised	Unexercised	Option		or units of	or units of
	Options	Options	Exercise	Option	stock that has	stock that have
	(#)	(#)	Price	Expiration	not vested	not vested
Name	Exercisable	Non-Exercisable	($)	Date	(#)	($)
Scott W. Koller	34,000 (b)	0	11.00	4/27/2019	2,000(h)	1,200 (i)
	11,250 (c)	3,750 (c)	12.25	3/17/2020
	10,000 (d)	10,000 (d)	5.85	3/23/2021
	5,000 (e)	15,000 (e)	5.35	2/16/2022
	0 (f)	50,000 (f)	1.80	2/13/2023
Darin P. McAreavey	20,000 (g)	0	5.60	3/9/2019	2,000(h)	1,200 (i)
	7,500 (c)	2,500 (c)	12.25	3/17/2020
	5,000 (d)	5,000 (d)	5.85	3/23/2021
	2,500 (e)	7,500 (e)	5.35	2/16/2022
	0 (f)	25,000 (f)	1.80	2/13/2023

___________________

(a)Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan.

(b)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on April 27, 2009, with additional increments of 25 percent becoming exercisable annually thereafter.

(c)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 17, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

(d)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 23, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(e)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 16, 2013, with additional increments of 25 percent becoming exercisable annually thereafter.

(f)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 13, 2014, with additional increments of 25 percent becoming exercisable annually thereafter.

(g)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 9, 2009, with additional increments of 25 percent becoming exercisable annually thereafter.

(h)This restricted stock award vests in three equal annual installments commencing on March 17, 2013, assuming continued employment.

(i)Determined by multiplying the number of shares subject to the restricted stock award by the per share closing price of our common stock on December 31, 2013.

Potential Payments upon Termination or Change in Control

Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event.

The potential payments for each named executive officer who is currently employed with our company were determined as part of the negotiation of each of their employment agreements, and the compensation committee believes that the potential payments for the triggering events are in line with current compensation trends.  The events that would trigger a current named executive officer’s entitlement to payments or other benefits upon termination or a change in control, and the value of the estimated payments and benefits, based on annual base salaries in effect as of January 1, 2014, are described in the following table, assuming a termination date and, where applicable, a change in control date of December 31, 2013, and a stock price of $0.60 per share, which was the closing price of one share of our common stock on December 31, 2013.

	Benefits	Scott W. Koller	Darin P. McAreavey
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason, not upon a Change in Control	Severance	$ 265,000	$ 107,500
	Acceleration of equity awards	$ 0	$ 0
	COBRA continuation payments	$ 9,821	$ 4,491
	Total:	$ 274,821	$ 111,991

Involuntary Termination without Cause or Voluntary Resignation for Good Reason, within 12 months of Change in Control (a)	Severance	$ 265,000	$ 215,000
	Acceleration of equity awards	$ 0	$ 0
	COBRA continuation payments	$ 9,821	$ 8,982
	Total:	$ 274,821	$ 223,982

Voluntary Resignation following Change in Control (a)	Severance	$ 0	$ 0
	Acceleration of equity awards	$ 0	$ 0
	COBRA continuation payments	$ 0	$ 0
	Total:	$ 0	$ 0

(a)Our Amended and Restated 2006 Equity Incentive Plan provides that, unless otherwise provided by our compensation committee in an award agreement, any options outstanding as of the date of a change in control which are not then exercisable and vested shall become fully exercisable and vested, and the restrictions and deferral limitations applicable to any restricted stock or restricted stock units shall lapse and the restricted stock or restricted stock units shall become free of all restrictions and become fully vested.

We have an amended and restated executive employment agreement with Scott W. Koller pursuant to which he became our President and Chief Executive Officer, effective January 1, 2011.  We also have an executive employment agreement, as amended, with Darin P. McAreavey pursuant to which he began serving as our Senior Vice President and Chief Financial Officer, effective January 1, 2011.

These agreements had terms ending December 31, 2013; however, they will be automatically extended for successive one-year periods unless either our company or the executive elects not to extend employment.  Mr. Koller’s agreement provides for an annual base salary of $265,000 and Mr. McAreavey’s agreement provides for an annual base salary of $215,000.  Under the agreements, the executives are eligible to participate in performance-based cash bonus or equity award plans for our senior executives.  In general, the annual base salaries payable under these agreements may be increased, but not decreased, in the sole discretion of our board.  Pursuant to these agreements, each executive participates in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements.  Each executive is entitled to 22 business days of paid time off per year.  Upon any termination of employment, each executive will receive base salary for services performed, accrued and unpaid paid time off, and any interest he may have as a terminated employee in our 401(k) plan or other plans in which he participated.  Upon a termination of employment for good reason (as defined), without cause (as defined), or within 12 months following a change in control (as defined) other than by death, disability or for cause, then, in addition to the foregoing amounts, Mr. Koller will be entitled to receive a severance payment equal to one year of base salary.  With respect to Mr. McAreavey, in addition to the amounts set forth above, upon a termination of employment for good reason (as defined) or without cause (as defined), then, he will be entitled to receive a severance payment equal to six months of base salary, or upon a termination of employment within 12 months following a change in control (as defined) other than by death, disability or for cause, then, he will be entitled to receive a severance payment equal to one year of base salary.  These amounts would generally be paid in equal monthly installments over the non-competition period specified below.  In addition, in a termination without cause or for good reason, Mr. McAreavey is entitled to a payment equal to the non-equity incentive plan award paid in the prior year, if any, subject to certain limitations.  Furthermore, if the executive is eligible for and elects COBRA coverage, and continues to pay his portion of the monthly medical insurance premiums, we will continue to pay our company’s portion of the monthly medical insurance premiums for COBRA coverage for the executive and his eligible dependents for a period ending on the earlier of one year after termination of employment or until such officer is eligible to be covered by another plan providing medical benefits.  Messrs. Koller and McAreavey have agreed to certain non-disparagement and non-competition provisions during the term of employment and for two years thereafter, certain non-disclosure and inventions provisions during the term of employment and thereafter, and certain non-interference and non-recruitment provisions during the term of employment and for a certain period of time thereafter (two years for Mr. Koller and one year for Mr. McAreavey).

Non-Employee Director Compensation

Standard Compensation Arrangements

Our compensation committee periodically reviews and makes recommendations to our board regarding the components and amount of non-employee director compensation.  Directors who are employees of our company receive no fees for their services as director.

During 2013, non-employee members of our board of directors received the following cash compensation:

$10,000 in annual compensation for each director;

An additional $24,000 in annual compensation for the Chairman of the Board;

An additional $2,000 annually, per committee, for service on each of the audit committee, compensation committee, and corporate governance and nominating committee; and

An additional $2,000 annually for the chairmen of each of the audit committee, compensation committee, and corporate governance and nominating committee.

The foregoing amounts are payable 50 percent in cash and 50 percent in the form of a stock bonus.  The cash component is paid quarterly in arrears.  The equity component is granted on the last trading day of each fiscal quarter during which the Chairman of the Board, board member, committee member, and committee chairman served our company in such capacity.  Such stock bonuses are issued pursuant to our Amended and Restated 2006 Equity Incentive Plan.

Non-employee members of our board also receive additional equity-based compensation.  Upon election to the board, non-employee directors generally receive a ten-year option for the purchase of 8,000 shares of common stock under our Amended and Restated 2006 Non-Employee Director Stock Option Plan.  Such options become exercisable to the extent of 25 percent of the shares purchasable thereunder on the date of grant with additional increments of 25 percent becoming exercisable on each anniversary of the date of grant until vested in full.

In February 2013, our board of directors awarded each non-employee director a ten-year option for the purchase of 20,000 shares of common stock under our Amended and Restated 2006 Non-Employee Director Stock Option Plan.  Such options become exercisable to the extent of 25 percent of the shares purchasable thereunder on the date of grant with additional increments of 25 percent becoming exercisable annually thereafter.  In accordance with the terms of the Amended and Restated 2006 Non-Employee Director Stock Option Plan, the exercise price of each option is $1.80 per share, representing the closing price of our common stock on the NASDAQ Stock Market on February 13, 2013.

Furthermore, in January 2014, our board of directors awarded each non-employee director a ten-year option for the purchase of 60,000 shares of common stock under our Amended and Restated 2006 Non-Employee Director Stock Option Plan. Such options become exercisable to the extent of 25 percent of the shares purchasable thereunder on the date of grant with additional increments of 25 percent becoming exercisable annually thereafter. In accordance with the terms of the Amended and Restated 2006 Non-Employee Director Stock Option Plan, the exercise price of each option is $0.79 per share, representing the closing price of our common stock on the OTC Bulletin Stock Market on January 14, 2014.

Director Compensation Table

Compensation of our non-employee directors during 2013 appears in the following table.  Because Mr. Koller also served as our Chief Executive Officer in 2013, his compensation, including information regarding his unexercised stock options, is instead presented in the Summary Compensation Table:

	Fees Earned or		Option
	Paid in Cash ($)	Stock Awards ($)(a)	Awards ($)(b)	Total ($)
Name
Stephen F. Birke	21,000	21,000	24,297	66,297
Howard P. Liszt	8,500	8,500	24,297	41,297
Kent O. Lillemoe	9,250	9,250	24,297	42,797
Michael C. Howe(c)	5,000	5,000	24,297	34,297

_______________

(a)Represents the grant date fair value of restricted stock granted during the year calculated as the closing price of our common stock on the date of grant, in accordance with ASC Topic 718.

(b)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The assumptions made in the valuation are those set forth in Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013.  The company used a zero percent forfeiture rate assumption for its non-employee director options in 2013 as it does not expect significant turnover on its board.

(c)Mr. Howe resigned from our board on October 18, 2013.

Those who served as non-employee directors during 2013 held the following unexercised stock options at December 31, 2013:

	Option Awards
	Number of Securities Underlying	Number of Securities Underlying
Name	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen F. Birke	8,000 (a)	0	5.95	2/2/2019
	3,000 (b)	1,000 (b)	12.25	3/17/2020
	2,000 (c)	2,000 (c)	5.85	3/23/2021
	3,272 (d)	3,270 (d)	5.35	2/16/2022
	5,000 (e)	15,000 (e)	1.80	2/13/2013
Howard P. Liszt	6,000 (f)	2,000 (f)	6.20	8/17/2021
	3,272 (g)	3,270 (g)	5.35	2/16/2022
	5,000 (h)	15,000 (h)	1.80	2/13/2013
Kent O. Lillemoe	6,000 (i)	2,000 (i)	6.25	8/15/2021
	3,272 (j)	3,270 (j)	5.35	2/16/2022
	5,000 (k)	15,000 (k)	1.80	2/13/2013
Michael C. Howe (p)	60,000 (l)	0	7.00	12/16/2020
	6,000 (m)	0	5.90	7/1/2021
	3,272 (n)	0	5.35	2/16/2022
	5,000 (o)	0	1.80	2/13/2013

_______________

(a)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 2, 2009, with additional increments of 25 percent becoming exercisable annually thereafter.

(b)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 17, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

(c)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 23, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(d)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 16, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(e)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 13, 2013, with additional increments of 25 percent becoming exercisable annually thereafter.

(f)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on August 17, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

(g)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 16, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(h)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 13, 2013, with additional increments of 25 percent becoming exercisable annually thereafter.

(i)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on August 15, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

(j)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 16, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(k)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 13, 2013, with additional increments of 25 percent becoming exercisable annually thereafter.

(l)This option became exercisable in full as of June 9, 2011, pursuant to the terms of our consulting agreement with Howe Associates, Inc.

(m)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on July 1, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

(n)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 16, 2012, with additional increments of 25 percent becoming exercisable annually thereafter.

(o)This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on February 13, 2013, with additional increments of 25 percent becoming exercisable annually thereafter.

(p)Mr. Howe resigned from our board on October 18, 2013, at which time vesting ceased on Mr. Howe’s unexercisable options.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 1, 2014, by (1) each person who is known to us to own beneficially more than five percent of our common stock, (2) each director, (3) each executive officer named in the Summary Compensation Table below, and (4) all directors and executive officers as a group.  The percentage of beneficial ownership is based on 6,474,135 shares outstanding as of March 1, 2014.  As indicated in the footnotes, shares issuable pursuant to warrants and options are deemed outstanding for computing the percentage of the person holding such warrants or options but are not deemed outstanding for computing the percentage of any other person.  Except as otherwise noted below or pursuant to applicable community property laws, each person identified below has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security.  Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock.  Unless otherwise indicated, the address for each listed shareholder is c/o Wireless Ronin Technologies, Inc., Baker Technology Plaza, 5929 Baker Road, Suite 475, Minnetonka, Minnesota 55345.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner (a)	Ownership (a)		Percent of Class (a)
Perkins Capital Management, Inc.	2,131,480	(b)	31.7%
730 Lake St. E, Wayzata, MN 55391
Capital Ventures International	434,000	(c)	6.5%
P.O. Box 897, Winward 1, Regatta Office Park
West Bay Road, Grand Cayman KY1-1103
Cayman Islands
Scott W. Koller	100,928	(d)	1.5%
Stephen F. Birke	89,405	(e)	1.4%
Darin P. McAreavey	55,213	(f)	*
Kent O. Lillemoe	60,455	(g)	*
Howard P. Liszt	58,015	(g)	*
All directors and executive officers as a group (5 persons)	364,034	(h)	6.5%

(a)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities.  Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children, or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 1, 2014.

(b)

As set forth in the Schedule 13D/A filed on February 7, 2014, by Perkins Capital Management, Inc. (“PCM”).  The Schedule 13D/A reports that PCM is an investment adviser.  The Schedule 13D reports that these shares represent 1,667,070 shares over which PCM has sole voting power and 2,131,480 shares over which PCM has sole dispositive power (including warrants to purchase 250,000 shares of common stock).  The address of this shareholder is 730 East Lake Street, Wayzata, MN 55391.

(c)

As set forth in the Schedule 13G/A filed on February 13, 2014, by Capital Venture International (“CVI”) and Heights Capital Management, Inc. (“HCM”).  The Schedule 13G/A reports that HCM serves as the investment manager to CVI, and may be deemed to be the beneficial owner of all the shares owned by CVI.  Both CVI and HCM disclaim any beneficial ownership of the shares, except for their pecuniary interest therein.  The Schedule 13G/A reports that CVI and HCM have shared voting and dispositive power over the shares.  Excludes warrants for the purchase of 217,000 shares.  Such warrants became exercisable on September 9, 2013; provided, however, that the holder shall not have the right to exercise such warrants to the extent that after giving effect to such exercise, such holder, together with such holder’s affiliates, would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such exercise.  The address of CVI is One Capitol Place, P.O. Box 1787 GT, Grand Cayman, Cayman Islands, British West Indies.  The address of HCM is 101 California St., Suite 3250, San Francisco, CA 94111.

(d)	Includes 667 shares remaining under a restricted stock award which vests in equal annual installments on March 17, 2015, and 86,499 shares purchasable upon the exercise of options.
(e)	Includes 49,907 shares purchasable upon the exercise of options.
(f)

Includes 667 shares remaining under a restricted stock award which vests in equal annual installments on March 17, 2015, and 35,000 shares purchasable upon the exercise of options.    Includes 48,751 shares purchasable upon the exercise of options.

(h)	Includes 266,971 shares purchasable upon the exercise of options and 1,334 shares over which there is sole voting power but no investment power.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, information regarding our equity compensation plans under which shares of our common stock are authorized for issuance:

				Number of
				Securities
				Remaining
				Available
				for Future
				Issuance
				Under Equity
	Number of Securities		Weighted-Average	Compensation
	to be Issued Upon		Exercise Price of	Plans (Excluding
	Exercise of		Outstanding	Securities
	Outstanding Options,		Options, Warrants	Reflected in
	Warrants and Rights		and Rights	Column(a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	583,699	(1)	$5.34	1,678,048	(2)
Equity compensation plans not approved by security holders	0		$ N/A	0
Total	583,699		$5.34	1,678,048

(1)

Represents 128,170 shares of common stock issuable upon exercise of outstanding stock options under the Amended and Restated 2006 Non-Employee Director Stock Option Plan, 454,195 shares of common stock issuable upon exercise of outstanding stock options under the Amended and Restated 2006 Equity Incentive Plan, 1,334 shares of common stock issuable upon vesting of restricted stock awards under the Amended and Restated 2006 Equity Incentive Plan.

(2)

Represents 571,830 shares of common stock available for issuance under the Amended and Restated 2006 Non-Employee Director Stock Option Plan, 1,106,218 shares of common stock available for issuance under the Amended and Restated 2006 Equity Incentive Plan.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

In February 2009, our board of directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K.  This policy states that the audit committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest.  A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company’s common stock, or an immediate family member of the foregoing.  The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers.

Unsecured Convertible Promissory Notes

On December 18, 2013, we entered into notes and warrant purchase agreements pursuant to which we sold an aggregate of $250,000 in unsecured convertible promissory notes, along with warrants to purchase 250,000 shares of our common stock, in a private placement transaction with Perkins Capital Management, who was an affiliate of ours due to its beneficial ownership of 31.7% of our outstanding common stock prior to such agreements.  Since Perkins Capital Management was deemed to be a related party, the board of directors approved the transaction prior to entering into the agreements.   In January 2014, Perkins Capital Management exercised its right to convert $250,000, along with accrued interest of $516 of accrued interest into 501,028 of our common stock.

Employment Agreements

The terms of the employment agreements between our company and our executive officers are set forth in the Executive Compensation section of this proxy statement under the caption “Potential Payments upon Termination or Change in Control.”

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit and other services provided by Baker Tilly Virchow Krause, LLP for 2013 and 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees (a)	$ 73,166	$ 104,039
Audit-related fees (b)	22,250	25,000
Tax Fees (c)	15,185	13,965
Total Fees	$ 110,601	$ 143,004

(a)Audit fees consisted of fees for services provided in connection with the audit of our financial statements, reviews of our quarterly financial statements, and for professional services in connection with our registered direct offerings.

(b)Audit-related fees consisted of fees for the issuance of a comfort letter in connection with our September 2012 and March 2013 issuance of common stock pursuant to shelf registration statements.

(c)Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning.

Our audit committee reviewed the audit and non-audit services rendered by Baker Tilly Virchow Krause, LLP during 2013 and concluded that such services were compatible with maintaining the auditor’s independence.

Pre-Approval Policies and Procedures of Audit Committee

All services provided by our independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, are subject to pre-approval by our audit committee.  The audit committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full audit committee meeting.  Any interim approval given by an audit committee member must be reported to the audit committee no later than its next scheduled meeting.  Before granting any approval, the audit committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm.  The audit committee pre-approved all services provided by Baker Tilly Virchow Krause, LLP in 2013.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on March 11, 2014.

Wireless Ronin Technologies, Inc.

By   /s/  Scott W. Koller

Scott W. Koller

President, Chief Executive Officer and Director

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Scott W. Koller Scott W. Koller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2014
/s/ Darin P. McAreavey Darin P. McAreavey	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014
/s/ Stephen F. Birke Stephen F. Birke	Chairman of the Board of Directors	March 11, 2014

/s/ Kent O. Lillemoe Kent O. Lillemoe	Director	March 11, 2014
/s/ Howard P. Liszt Howard P. Liszt	Director	March 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Wireless Ronin Technologies, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Wireless Ronin Technologies, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years ended December 31, 2013, 2012 and 2011.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Ronin Technologies, Inc. as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations and as of December 31, 2013, does not have sufficient cash available to fund operations beyond April 30, 2014.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 11, 2014

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,484	$2,252
Accounts receivable, net of allowance of $35 and $49, respectively	1,070	1,358
Inventories	69	158
Prepaid expenses and other current assets	135	111
Total current assets	2,758	3,879
Property and equipment, net	229	415
Restricted cash	50	50
Other assets	19	20
TOTAL ASSETS	$3,056	$4,364

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit - bank	$-	$400
Accounts payable	298	584
Deferred revenue	754	596
Accrued liabilities	421	527
Total current liabilities	1,473	2,107

LONG-TERM LIABILITIES
Convertible notes payable (net of discount $153)	672	-
Convertible notes payable - related party (net of discount $47)	203	-
Total Long-term liabilities	875	-
Total liabilities	2,348	2,107

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 5,973 and 5,004 shares issued
and outstanding	60	50
Additional paid-in capital	99,166	97,128
Accumulated deficit	(98,019)	(94,422)
Accumulated other comprehensive loss	(499)	(499)
Total shareholders' equity	708	2,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,056	$4,364

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Sales
Hardware	$1,697	$1,540	$3,845
Software	1,122	339	1,150
Services and other	3,983	4,825	4,279
Total sales	6,802	6,704	9,274
Cost of sales
Hardware	1,065	908	2,639
Software	13	67	141
Services and other	1,689	2,019	2,363
Inventory lower of cost or market adjustment	47	35	65
Total cost of sales (exclusive of depreciation and amortization shown separately below)	2,814	3,029	5,208
Gross profit (exclusive of depreciation and amortization)	3,988	3,675	4,066
Operating expenses:
Sales and marketing expenses	1,482	1,550	2,090
Research and development expenses	935	1,795	2,116
General and administrative expenses	4,930	5,443	6,105
Depreciation and amortization expense	213	286	467
Total operating expenses	7,560	9,074	10,778
Operating loss	(3,572)	(5,399)	(6,712)
Other income (expenses):
Interest expense	(25)	(8)	(30)
Interest income	-	1	4
Total other expense	(25)	(7)	(26)
Net loss	$(3,597)	$(5,406)	$(6,738)
Basic and diluted loss per common share	$(0.63)	$(1.14)	$(1.72)
Basic and diluted weighted average shares outstanding	5,744	4,732	3,920

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	December 31,
	2013	2012	2011
Net loss	$(3,597)	$(5,406)	$(6,738)
Foreign currency translation gain (loss)	-	-	10
Total comprehensive loss	$(3,597)	$(5,406)	$(6,728)

See accompanying Notes to Consolidated Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balances at December 31, 2010	3,847	$38	$91,292	$(82,278)	$(509)	$8,543
Net loss	-	-	-	(6,738)	-	(6,738)
Foreign currency translation gain	-	-	-		10	10
Stock-based compensation	-	-	740	-	-	740
Warrants issued for debt issuance costs	-	-	8	-	-	8
Restricted and common stock issued under equity incentive plan	9	-	4	-	-	4
Exercise of options and warrants	60	1	200	-	-	201
Common stock issued under associate stock purchase plan	14	-	68			68
Proceeds from the sale of common stock, less offering costs	664	7	2,919	-	-	2,926
Balances at December 31, 2011	4,594	$46	$95,231	$(89,016)	$(499)	$5,762
Net loss	-	-	-	(5,406)	-	(5,406)
Stock-based compensation	-	-	484	-	-	484
Restricted and common stock issued under equity incentive plan	29	1	-	-	-	1
Warrants issued for consulting services	-	-	75	-	-	75
Issuance of unregistered shares of common stock	21	-	114	-	-	114
Common stock issued under associate stock purchase plan	12	-	51			51
Proceeds from the sale of common stock, less offering costs	348	3	1,173	-	-	1,176
Balances at December 31, 2012	5,004	$50	$97,128	$(94,422)	$(499)	$2,257
Net loss	-	-	-	(3,597)	-	(3,597)
Stock-based compensation	-	-	434	-	-	434
Restricted and common stock issued under equity incentive plan	76	1	-	-	-	1
Common stock issued for consulting services	6	-	10	-	-	10
Beneficial conversion feature of convertible notes payable	-	-	21	-	-	21
Beneficial conversion feature of convertible notes payable - related party	-	-	6	-	-	6
Warrants issued with convertible notes payable	-	-	137	-	-	137
Warrants issued with convertible notes payable - related party	-	-	41	-	-	41
Common stock issued under associate stock purchase plan	19	-	21			21
Proceeds from the sale of common stock, less offering costs	868	9	1,368	-	-	1,377
Balances at December 31, 2013	5,973	$60	$99,166	$(98,019)	$(499)	$708

See accompanying Notes to Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(3,597)	$(5,406)	$(6,738)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	213	286	467
Loss on disposal of property and equipment	-	-	51
Stock-based compensation expense	434	484	740
Issuance of common stock for services	10	114	-
Issuance of warrants for services	3	75	-
Accretion of discount on convertible notes payable	4	-	-
Amortization of warrants issued for debt issuance costs	-	3	21
Provision for doubtful receivables	(14)	-	15
Change in operating assets and liabilities:
Accounts receivable	289	(11)	1,151
Inventories	89	12	102
Prepaid expenses and other current assets	(24)	82	68
Other assets	1	20	-
Accounts payable	(285)	(286)	(693)
Deferred revenue	158	(91)	197
Accrued liabilities	(107)	(42)	1
Net cash used in operating activities	(2,826)	(4,760)	(4,618)
Investing activities
Purchases of property and equipment	(29)	(47)	(149)
Net cash used in investing activities	(29)	(47)	(149)
Financing activities
Payments on capital leases	-	(41)	(36)
Advances on line of credit - bank	-	400	-
Repayment on line of credit - bank	(400)	-	-
Proceeds from the issuance of convertible notes and warrants	825	-	-
Proceeds from the issuance of convertible notes and warrants - related party	250	-	-
Proceeds from issuance of common stock and warrants	1,377	1,176	2,926
Proceeds from exercise of warrants and stock options	-	-	201
Proceeds from sale of common stock under associate stock purchase plan	21	51	68
Net cash provided by financing activities	2,073	1,586	3,159
Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	(5)	22
Decrease in Cash and Cash Equivalents	(768)	(3,226)	(1,586)
Cash and Cash Equivalents, beginning of year	2,252	5,478	7,064
Cash and Cash Equivalents, end of year	$1,484	$2,252	$5,478

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

2.  Foreign Currency

During 2012, the Company reevaluated the reporting currency and determined that the functional currency for its operations in Canada is the U.S. Dollar. As a result, the Company is no longer recording translation adjustments related to assets and liabilities or income and expense items that are transacted in the local currency as a component of accumulated other comprehensive loss in shareholders’ equity. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in general and administrative.  During 2013, the Company recognized a foreign currency transaction loss of $17.

For the periods presented prior to 2012, the Company’s foreign denominated monetary assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses were translated at the average exchange rates prevailing during the reporting period.  Translation adjustments result

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

from translating the subsidiary’s financial statements into the Company’s reporting currency, the U.S. dollar. These translation adjustments had not been included in determining the Company’s net loss, but were reported separately and were accumulated in a separate component of equity. The Canadian subsidiary has foreign currency transactions denominated in a currency other than the Canadian dollar. These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date. A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net loss of the period.  In 2012 and 2011, foreign currency transaction gains of $9 and $11 were recorded in Sales, respectively.

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

Uncompleted contracts at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Cost incurred on uncompleted contracts	$226	$14
Estimated earnings	288	61
Revenue recognized	514	75
Less: billings to date	(611)	(32)
	$(97)	$43

The above information is presented in the balance sheet as follows:
	December 31,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$6	$44
Billings in excess of costs and estimated earnings on uncompleted contracts	(103)	(1)
	$(97)	$43

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

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2013, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. The balance is insured by the Federal Deposit Insurance Corporation up to $250.

5.  Restricted Cash

 In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50, at both December 31, 2013 and 2012.

6.  Accounts Receivable

 Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers' financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of uncollectability has occurred based on historical experience and management's evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance.   No interest is charged on past due accounts.  The allowance for doubtful accounts was $35 and $49 at December 31, 2013 and 2012, respectively.

7.  Inventories

   The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products.  The Company had an inventory reserve of $85 and $38 at December 31, 2013 and 2012, respectively.

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

Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There have been no impairment losses for long-lived assets recorded in 2013, 2012 or 2011.

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

   Depreciation and amortization expense was $213,  $286 and $467 for the years ended December 31, 2013, 2012 and 2011, respectively.

10. Advertising Costs

   Advertising costs are charged to operations when incurred. Advertising costs were $47, $25 and $23 for the years ended December 31, 2013, 2012 and 2011, respectively.

11. Comprehensive Loss

   Comprehensive loss includes revenues, expenses, gains and losses that are excluded from net loss.  Items of comprehensive loss are foreign currency translation adjustments which are added to net income or loss to compute comprehensive income or loss.  In  2013, 2012 and 2011, comprehensive losses included $0,  $0 and $10, respectively, of unrealized foreign currency translation gains on the translation of the financial statements of the Company’s foreign subsidiary from its functional currency to the U.S. dollar.

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

The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.  No software development costs were capitalized during the years ended December 31, 2013, 2012 and 2011.  Software development costs have been recorded as research and development expense.  The Company incurred research and development expenses of $935 in 2013, $1,795 in 2012 and $2,116 in 2011.

13. Basic and Diluted Loss per Common Share

   Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

outstanding common shares.  Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.  Shares reserved for outstanding stock warrants and options totaling 2,148,  537 and 474 for 2013, 2012 and 2011, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss in each of those years.  The loss per share amounts presented in the Company’s Statement of Operations are not net of tax due to the full tax valuation allowance on deferred tax assets for the years ended December 31, 2013, 2012 and 2011.

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

15. Accounting for Stock-Based Compensation

   The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model.  The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  Stock-based compensation expense of $434,  $484 and $740 was charged to expense during 2013, 2012 and 2011, respectively.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

During the years ended December 31, 2013 and 2012, the Company recognized $13 and $189, respectively, of stock-based compensation expense related to the fair market value of stock and a warrant that were issued to outside vendors for professional services. The Company did not issue equity instruments to non-employees during the years ended December 31, 2011.

    See Note 7 for further information regarding the impact of the Company’s application of FASB ASC 718-10 and the assumptions used to calculate the fair value of share-based compensation.

16.  Fair Value of Financial Instruments

 “FASB ASC 820-10,” Fair Value Measurements and Disclosures,  requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

instruments, do not purport to represent the aggregate net fair value of the Company. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments.  The fair value of the line of credit and convertible notes payable approximates carrying value based on the interest rates in the lease and line of credit compared to current market interest rates.

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

18. Deferred Financing Costs

Amortization expense related to deferred financing costs was $0,  $3 and $21 for the years ended December 31, 2013, 2012 and 2011 and was recorded as a component of interest expense.  The balance of deferred finance costs at December 31, 2013 was $14.

Note 2: GOING CONCERN

The financial statements accompanying this report for the fiscal year ended December 31, 2013 have been prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company’s auditor also expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of losses suffered from operations. The Company does not currently have sufficient capital resources to fund its operations beyond April 2014.  The Company continues to experience operating losses.  The Company continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all.  At present, the Company has no commitments for any additional financing. Because the Company’s has received an opinion from its auditor that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all.  The Company’s future depends upon its ability to obtain financing and upon future profitable operations. If the Company is unable to generate sufficient revenue find financing, or adjust its operating expenses so as to maintain positive working capital, then the Company will likely will be forced to cease operations and investors will likely lose their entire investment.  The Company can give no assurance as to its ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

NOTE 3:  OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

ALLOWANCE FOR DOUBTFUL RECEIVABLES

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

	December 31,
	2013	2012

Balance at beginning of period	$49	$50
Provision for doubtful receivables	9	-
Write-offs	(23)	(1)
Balance at end of period	$35	$49

INVENTORIES

	December 31,
	2013	2012

Finished goods	$24	$103
Work-in-process	45	55
Total inventories	$69	$158

The Company has recorded adjustments to reduce inventory values to the lower of cost or market for certain finished goods, product components and supplies.  The Company recorded expense of $47, $35 and $65 during the years ended December 31, 2013, 2012 and 2011, respectively, related to these adjustments to cost of sales.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2013 and 2012 consisted primarily of deposits for trade shows and facilities, along with corporate insurance premiums.

PROPERTY AND EQUIPMENT

	December 31,
	2013	2012

Leased equipment	$89	$89
Equipment	1,065	1,192
Leasehold improvements	381	381
Demonstration equipment	5	5
Purchased software	357	373
Furniture and fixtures	566	572
Total property and equipment	$2,463	$2,612
Less: accumulated depreciation and amortization	(2,234)	(2,197)
Net property and equipment	$229	$415

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

OTHER ASSETS

Other assets consist of long-term deposits on operating leases.

ACCRUED LIABILITIES

	December 31,
	2013	2012

Compensation	$202	$254
Accrued rent	178	208
Sales tax and other	41	65
Total accrued liabilities	$421	$527

DEFERRED REVENUE

	December 31,
	2013	2012

Deferred software maintenance	$172	$480
Customer deposits and deferred project revenue	582	116
Total deferred revenue	$754	$596

SUPPLEMENTAL CASH FLOW INFORMATION

	December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$24	$8	$9

Supplemental disclosures of cash flow information
Warrants issued for debt issuance costs	-	-	8
Warrants issued for convertible notes payable	137	-	-
Warrants issued for convertible notes payable - related party	41	-	-
Beneficial conversion of convertible notes payable	21	-	-
Beneficial conversion of convertible notes payable
related party	6	-	-

NOTE 4:  FAIR VALUE MEASUREMENTS

The Company maintained all investments in cash and cash equivalents for 2011 through 2013 and accordingly recorded no gains or losses.  Interest income of $0,  $1 and $4 was recorded in 2013, 2012 and 2011, respectively.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of December 31, 2013 and 2012, cash equivalents consisted of the following:

	December 31, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,377	$-	$-	$1,377
Total included in cash and cash equivalents	$1,377	$-	$-	$1,377

	December 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$2,009	$-	$-	$2,009
Total included in cash and cash equivalents	$2,009	$-	$-	$2,009

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets.  The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market.  The Level 1 category at December 31, 2013 and December 31, 2012 includes funds held in a commercial paper sweep account totaling $1,377 and $2,009,  which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.  At December 31, 2013 and 2012, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing.  At December 31, 2013 and 2012, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date.  The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of December  31, 2013 and 2012.

NOTE 5:  COMMITMENTS AND CONTINGENCIES and debt

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Operating Leases

The Company leases approximately 19 square feet of office and warehouse space located at 5929 Baker Road, Minnetonka, Minnesota.  In July 2010, the Company entered into an amendment that extended the term of the lease through January 31, 2018.    In consideration for this extension, the landlord provided the Company with a leasehold improvement allowance totaling $191 and a reduction in base rent per square foot.  The leasehold allowance was recorded as an addition to deferred rent. See Note 3 (Other Financial Statement Information).  The Company will recognize the leasehold improvement allowance on a straight-line basis as a benefit to rent expense over the life of the lease, along with the existing deferred rent credit balance of $60 as of the date of the amendment.  In addition, the amendment contains a rent escalation provision, which also will be recognized on a straight-line basis over the term of the lease.  The Company had drawn upon the entire amount of leasehold improvement allowances as of December 31, 2010.  The lease requires the Company to maintain a letter of credit which can, in the discretion of the landlord, be reduced or released.  The amount of the letter of credit as of December 31, 2013 was $180.    In addition, the Company leases office space of approximately 10 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that, as amended, extends through June 30, 2014.

Rent expense under the operating leases was $342,  $369 and $378 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments for operating leases are as follows:

Years Ending December 31,	Lease Obligations
2014	$233
2015	209
2016	205
2017	206
2018	24
Total future minimum obligations	$877

Litigation

The Company was not party to any material legal proceedings as of March 1, 2014.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 13, 2013.  The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for the Company’s corporate offices, Silicon Valley Bank issued a letter of credit which as of December 31, 2013 was in the amount of $180, along with a letter of credit issued to a vendor for $50.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

As of December 31, 2013, the Company was not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit.  As of December 31, 2013, the Company’s tangible net worth totaled $1,583 or $635 below the minimum required amount per the terms of the Loan and Security Agreement.  The Company had no outstanding balance under this loan agreement (other than our letter of credits) as of December 31, 2013.

Under the Loan and Security Agreement, the Company is generally required to obtain the prior written consent of Silicon Valley Bank to, among other things, (a) dispose of assets, (b) change its business, (c) liquidate or dissolve, (d) change CEO or COO (replacements must be satisfactory to the lender), (e) enter into any transaction in which the Company’s shareholders who were not shareholders immediately prior to such transaction own more than 40% of the Company’s voting stock (subject to limited exceptions) after the transaction, (f) merge or consolidate with any other person, (g) acquire all or substantially all of the capital stock or property of another person, or (h) become liable for any indebtedness (other than permitted indebtedness). The line of credit is secured by all the Company’s assets and matures on July 15, 2014.  Starting with the month ending March 31, 2014 and on the last day of each following month, the Company’s new tangible net worth requirement has been reduced to $150,000, commencing with the quarter ending March 31, 2014, the minimum tangible net worth requirement increases, commencing with the quarter ending March 31, 2014 and each quarter thereafter, by the sum of (a) fifty-percent (50%) of the Company’s quarterly net income (without reduction for any losses) for such quarter, plus (b) fifty-percent (50%) of all proceeds received from the issuance of equity during such quarter and/or the principal amount of all subordinated debt incurred during such quarter.  The Company must comply with this tangible net worth minimum in order to draw down on such line of credit and also while there are outstanding credit extensions (other than the Company’s existing lease letter of credit).

During the years end 2013 and 2012, the weighted average interest rate on the line of credit was 5.5%.  The Company did not have an outstanding balance on the line of credit as of December 31, 2013, compared to $400 at the end of 2012.

Convertible Notes Payable

In December 2013, the Company received $1,075 in proceeds from the issuance of unsecured convertible promissory notes, along with three year warrants to purchase 1,075 share of common stock at $0.75 per share.  The notes mature two years after issuance, require the payment of interest at the rate of 4% per year (payable on maturity), and are convertible, at the holder’s option, into unregistered shares of the Company’s common stock at a conversion price of $0.50 per share.  The notes are subordinated to the Silicon Valley Bank line of credit.  The warrants are immediately exercisable, expire three years after issuance, have a cashless exercise feature, and may be exercised to purchase unregistered shares of the Company’s common stock at an exercise price of $0.75 per share.  The fair value of the warrants granted was calculated at $178 using the Black-Scholes model. The Company determined the warrants are permanent equity.  See Note 7 for the inputs used in valuing the warrants using the Black-Scholes model.  The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the warrants totaled $175 as of December 31, 2013.  In addition, the Company determined that there was a beneficial conversion feature of $27 at the date of issuance which was recorded as debt discount at the date of issuance and is also amortized into interest expense over the original term of the notes.  The unamortized balance of the beneficial conversion feature was $27 as of December 31, 2013.  For the year ended December 31, 2013, the Company recorded interest expense of $4 related to the amortization of the warrants and beneficial conversion feature.   The effective interest rate of the convertible notes payable was computed at 13.25% subsequent to the allocation of proceeds to the warrants and beneficial conversion feature.

In January 2014, the Company received exercise notices from various holders of the convertible notes payable electing to convert the notes payable into common stock.  The total principal amount was $250, including $1 of accrued interest, which converted into 501 shares of the Company’s common stock.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Convertible Notes Payable – Related Party

In December 2013, the Company received $250 of the $1,075 proceeds from the issuance of unsecured convertible promissory notes, along with three year warrants to purchase 250 shares of common stock at $0.75 per share from Perkins Capital Management, who was an affiliate of ours due to its beneficial ownership of 31.7% of our outstanding common stock as of March 1, 2014.  Of the $178 and $27 allocated to the fair value of the warrants and the beneficial conversion feature, $41 and $6 related to the proceeds the Company received from to Perkins Capital Management.   For the portion considered related party, the Company recorded interest expense of $1 for year ended December 31, 2013 associated with the amortization of the warrants and beneficial conversion feature.

In January 2014, the Company received exercise notices from Perkins Capital Management, who has investment power over the convertible notes payable electing to convert the notes payable into common stock.  The total principal amount was $250, including $1 of accrued interest, which converted into 501 shares of the Company’s common stock.

NOTE 6:  SHAREHOLDERS' EQUITY

Authorized Common Stock

In June 2013, the Company’s shareholders approved the amended of the Company’s Articles of Incorporation to increase the number of  shares of authorized common stock from 10,000 to 50,000.

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

Warrants held by non-employees during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding at beginning of year	102	$7.74	64	$7.15	289	$17.50
Granted	1,521	1.38	38	8.75	-	-
Exercised	-	-	-	-	-	-
Expired	(57)	7.19	-	-	(225)	20.25
Outstanding at end of year	1,566	$1.59	102	$7.74	64	$7.15
Non-exercisable	-	-	-		-
Outstanding and exercisable at end of year	1,566	$1.59	102	$7.74	64	$7.15

In December 2013, the Company issued three-year warrants for the purchase of 1,075 shares of common stock at an exercise price of $0.75 per share to the unsecured convertible promissory note holders.  The fair value of the warrants was $0.17 per share or $178 based on the Black-Scholes model using an expected term of two years, a risk-free interest rate of 0.40% and a volatility rate of 99.3%.  The Company reduced the carry value of the convertible notes by the relative fair value of the warrants and is amortizing the fair value of the warrants granted in connection with the convertible note payable over the original term of the convertible note as additional interest expense.

In March 2013, the Company issued five-year warrants to purchase 434 shares of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73.  The Company determined the warrants are permanent equity.

During 2013 and 2012,  the Company issued three-year warrants for the purchase of 12  and 38 shares of common stock, respectively, at an exercise price of  $8.75 per share to a vendor in exchange for public relations services. The weighted average fair value of the warrants was $0.26 and $1.97 per share based on the Black-Scholes model using an expected term of three years, a risk-free interest rate of 1.40% to 0.36% and a volatility rate of 99.7% to 88.3%.  The total fair value of $3 and $75 was recognized as compensation expense during the years ended December 31, 2013 and 2012 as the warrant was 100% exercisable upon issuance.

In March 2010, the Company issued Silicon Valley Bank a 10-year fully vested warrant to purchase up to 8 shares of the Company’s common stock at an exercise price of $14.50 per share, as additional consideration for the Loan and Security Agreement. Fair value at the date of grant was $7.95 per warrant. The fair value of $66 was amortized on a straight-line basis over the one-year term of the agreement as interest expense in the Company’s Statement of Operations. In January 2011, the Company reduced the exercise price to $6.89 per share, resulting in an incremental increase to the fair value of $1.00 per share.  As of December 31, 2013, $0 remained to be expensed.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In connection with the January 2011 amendment to the Loan and Security Agreement, the Company reduced the exercise price of the warrants to $6.89 per share.  The reduction in the exercise price resulted in an incremental increase of the fair value of $1.00 per warrant.

No common stock warrants were exercised in 2013, 2012 or 2011.

As of December 31, 2013, 2012 and 2011, the weighted average contractual life of the outstanding warrants was 3.29 years, 1.92 years and 2.69 years, respectively.

NOTE 7:  STOCK-BASED COMPENSATION AND BENEFIT PLANS

Warrants

The Company has also issued common stock warrants to employees as stock-based compensation. The Company values the warrants using the Black-Scholes pricing model.  The warrants vest immediately and have exercise periods of five years.

All 21 exercisable warrants held by employees expired unexercised during 2011, leaving no warrants held by employees outstanding as of December 31, 2013, 2012 or 2011.

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

In June 2010, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 480.  In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 720.  In June 2013, the Company’s shareholder approved an amendment to increase the number of shares reserved for issuance to 1,720.  The EIP expires in March 2016.  As of December 31, 2013, there were 1,106 shares available for future awards under the EIP.

Incentive options may be granted only to the Company's officers, employees or corporate affiliates. Non-statutory options may be granted to employees, consultants, directors or independent contractors who the committee determines shall receive awards under the EIP. The Company will not grant non-statutory options under the EIP with an exercise price of less than 100% of the fair market value of the Company's common stock on the date of grant.  The Company issues new shares of common stock when stock options are exercised.

Amended and Restated 2006 Non-Employee Director Stock Option Plan

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In April 2006, the Company's Board of Directors adopted the 2006 Non-Employee Director Stock Option Plan (the "DSOP") which was approved by the Company's shareholders in February 2007.  The DSOP provides for the grant of options to members of the Company's Board of Directors who are not employees of the Company or its subsidiaries.  Under the DSOP, non-employee directors as of February 27, 2006 and each non-employee director thereafter elected to the Board of Directors was automatically entitled to a grant of an option for the purchase of 8 shares of common stock, 2 of which vest and become exercisable on the date of grant, and additional increments of 2 shares become exercisable and vest upon each director's reelection to the Board of Directors.  In June 2011, the Company’s shareholders approved an amendment to the DSOP replace the automatic grants of 8 shares with discretionary grants.  The number of shares originally reserved for awards under the DSOP was 102 shares. In June 2012, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance to 200.  In June 2013, the Company’s shareholders approved an amendment to increase the number of share reserved for issuance to 700.  Options are required to be granted at fair market value.  As of December 31, 2013, there were 572 shares available for future awards under the DSOP.

The Company values the options using the Black-Scholes pricing model.  The options vest over a four-year period and have a five-year term.  In April 2011, as part of a former director’s resignation from the Board of Directors, a stock option for the purchase of 5 shares was modified to immediately vest, resulting in $7 of non-cash stock-based compensation expense.

A summary of the changes in outstanding stock options under all equity incentive plans is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, December 31, 2010	457	$11.30
Granted	132	6.00
Exercised	(60)	3.35
Forfeited or expired	(119)	16.05
Balance, December 31, 2011	410	$9.38
Granted	100	5.35
Exercised	-	-
Forfeited or expired	(75)	14.97
Balance, December 31, 2012	435	$7.49
Granted	273	1.24
Exercised	-	-
Forfeited or expired	(126)	5.17
Balance, December 31, 2013	582	$5.34

The Company received total proceeds of $0,  $0 and $201 for stock options exercised during 2013, 2012 and 2011, respectively.  The Company issues new shares for stock options that are exercised.  The intrinsic value related to these options was $0,  $0 and $185 in 2013, 2012 and 2011, respectively.

Information with respect to employee common stock options outstanding and exercisable at
December 31, 2013 is as follows:

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

			Stock Options Outstanding					Options Exercisable
				Weighted
				Average		Weighted	Aggregate		Weighted	Aggregate
Range of Exercise			Number	Remaining		Average	Intrinsic	Options	Average	Intrinsic
Prices Between			Outstanding	Contractual Life		Exercise Price	Value	Exercisable	Exercise Price	Value
$ 1.80	-	$ 1.95	190	9.12	Years	$1.80	$-	25	$1.80	$-
$ 1.96	-	$ 5.48	107	8.36	Years	4.48	-	32	5.35	-
$ 5.49	-	$ 6.23	103	6.70	Years	5.86	-	79	5.85	-
$ 6.24	-	$ 9.00	94	6.87	Years	6.76	-	82	6.82	-
$ 9.01	-	$ 15.15	88	5.87	Years	11.81	-	77	11.73	-
			582	7.69	Years	$5.34	$-	295	$7.25	$-

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

In February 2013 and 2012, the Company issued 6 and 21 unregistered shares of its common stock to a vendor in exchange for executive search services. The fair value of the shares was based on the closing price on the date issued, which totaled $10 and $114 and was recognized as compensation expense in 2013 and 2012, respectively.

During 2013 and 2012, the Company issued an aggregate of 51 and 15 shares of common stock to its six non-employee board members. In addition, the Company also issued an aggregate of 25 and 9 shares of common stock to key sales employees in 2013 and 2012, respectively. The shares were issued to the six non-employee board members as part of their compensation for board service for the years ended December 31, 2013 and 2012. The shares were issued to the key sales employees as a result of their achievement of certain performance goals outlined within the annual sales compensation plan. The weighted average fair value of the shares of $0.84 and $3.45 for the years ended December 31, 2013 and 2012 was based on the closing market prices on the dates of grant. The fair value of the stock awards was recognized as compensation expense and totaled $64 and $82 for the years ended December 31, 2013 and 2012.

A summary of the changes in outstanding restricted stock and share awards is as follows:

Restricted	Weighted
Stock Awards	Average
Outstanding	Price

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Balance, December 31, 2010	30	$9.90
Granted	-	-
Vested	(21)	8.65
Forfeited or expired	(4)	13.35
Balance, December 31, 2011	5	$12.25
Granted	30	3.82
Vested	(32)	4.37
Forfeited or expired	(1)	12.25
Balance, December 31, 2012	2	$12.25
Granted	82	0.91
Vested	(82)	0.91
Forfeited or expired	-	-
Balance, December 31, 2013	2	$12.25

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Following is a summary of compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Stock-based compensation costs included in:
Cost of sales	$2	$6	$16
Sales and marketing expenses	59	69	103
Research and development expenses	31	55	56
General and administrative expenses	342	354	565
Total stock-based compensation expenses	$434	$484	$740

In February 2013, the Company granted stock options for the purchase of an aggregate of 173 shares to two executive officers and certain key employees, respectively.  In addition, each of the Company’s non-employee board members received stock options to purchase 20 of the Company’s stock in February 2013.

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

At December 31, 2013, there was approximately $315 of total unrecognized compensation expense related to unvested share-based awards.  This expense will be recognized ratably over the next 1.93 years and will be adjusted for any future changes in estimated forfeitures.

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted was $1.24,  $3.16 and $3.80 per share for 2013, 2012 and 2011, respectively.  These values were calculated using the following weighted average assumptions:

	2013	2012	2011
Expected life	4.26 Years	4.18 Years	3.82 to 4.08 Years
Dividend yield	0%	0%	0%
Expected volatility	94.6%	87.4%	88.1 to 90.6%
Risk-free interest rate	0.6%	0.5 to 0.8%	0.6 to 1.8%

The estimated fair value of stock options that vested during 2013, 2012 and 2011 was $335,  $565 and $1,067, respectively.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures.  FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to January 1, 2010, the Company had little historical experience on which to base an assumption and used a zero percent forfeiture rate assumption.  The weighted average estimated forfeiture rate was 25.2%,  23.4% and 23.2% at December 31, 2013, 2012 and 2011, respectively.  The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors as management does not expect significant turnover on the board.

Amended and Restated 2007 Associate Stock Purchase Plan

In November 2007, the Company’s shareholders approved the 2007 Associate Stock Purchase Plan, under which 60 shares were originally reserved for purchase by the Company’s associates (employees).  In June 2010, the Company's shareholders approved an amendment to increase the number of shares reserved for issuance to 80.  In June 2011, the Company’s shareholders approved an amendment to increase the number of shares reserved for issuance from 80 to 120.  The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period.  Offering periods are every six months ending on June 30 and December 31.  Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  Total shares purchased by associates under the plan were 19,  12 and 14 in the years ended December 31, 2013, 2012 and 2011, respectively.  In June 2013, the Company’s board of directors terminated the Associate Stock Purchase Plan effective July 1, 2013.

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

Net sales per geographic region, based on location of end customer, are summarized as follows:

	For the Years Ended December 31,
	2013	2012	2011

United States	$6,358	$6,268	$8,454
Canada	415	390	754
Other International	29	46	66
Total Sales	$6,802	$6,704	$9,274

Geographic segments of property and equipment are as follows at:

	December 31,	December 31,
	2013	2012
Property and equipment, net:
United States	$204	$378
Canada	25	37
Total	$229	$415

A significant portion of the Company's revenue is derived from a few major customers.  Customers with greater than 10% of total sales are represented on the following table:

Years Ended December 31,
Customer	2013	2012	2011

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Chrysler	26.4%	40.9%	39.9%
Delphi Display Systems	11.2%	*	*
ARAMARK	22.4%	16.2%	17.9%
	60.0%	57.1%	57.8%

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2013 and 2012, a significant portion of the Company's accounts receivable was concentrated with several key customers.   Customers with greater than 10% of total accounts receivable are represented on the following table:

	As of December 31,
Customer	2013	2012

Chrysler	44.8%	40.5%
EWI	15.0%	*
Buffalo Wild Wings	*	16.7%
	59.8%	57.2%

* Total accounts receivable balance from these customers was less than 10% at the end of the year presented.

NOTE 9:  income taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has not provided for U.S. taxes on the cumulative loss of approximately $5,371 incurred by its Canadian wholly-owned subsidiary.  If any future undistributed earnings of the Company’s Canadian subsidiary are remitted to the Company, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and tax credit and operating loss carryforwards that create deferred tax assets and liabilities are as follows:

	2013	2012
Current asset / (liability):
Allowance for doubtful accounts	$43	$32
Property and equipment	(5)	(22)

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Accrued expenses	293	240
Non-qualified stock options	419	370
Non-current asset:
Net foreign carryforwards	1,423	1,591
Net operating loss carryforwards	27,036	25,934
Deferred tax asset	29,209	28,145
Less: valuation allowance	(29,209)	(28,145)
Net deferred tax asset	$-	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $29,209 and $28,145 respectively.  The total valuation allowance increased by $1,064 primarily due to current year losses generated in the U.S.   The valuation allowance has been established due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. As of December 31, 2013, the Company had federal net operating loss, or NOL, carryforwards of approximately $73,104, which will begin to expire in 2021. The Company also has various state net operating loss carryforwards for income tax purposes of approximately $34,748, which will begin to expire in 2015. The utilization of a portion of the Company's NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382 (“382”). Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards.  The Company had not undertaken a 382 study as of December 31, 2013.

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

The calculation of the Company’s income tax provision involves dealing with uncertainties in the application of complex tax regulations.  The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  The Company had no uncertain tax positions as of December 31, 2013 and 2012.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2013 and 2012, the Company had no accruals for the payment of tax-related interest and there were no tax interest or penalties recognized in the statement of operations. The Company’s federal and state tax returns are potentially open to examinations for all years since 2000 due to net operating loss carryforwards.  As of December 31, 2013, the Company is not under any income tax audits by tax authorities.

The components of income tax expense (benefit) consist of the following:

Year ended December 31,
	2013	2012	2011
Income tax provision:

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Deferred:
Federal	$(1,028)	$(1,904)	$(1,377)
State	(76)	(158)	(85)
Foreign	40	50	(314)
Change in valuation allowance	1,064	2,012	1,776
Total income tax expense (benefit)	$-	$-	$-

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

The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34.0% to loss before taxes as a result of the following:

	Year ended December 31,
	2013	2012	2011

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(2.0)	(2.8)	(1.6)
Foreign rate differential	(0.4)	(0.3)	1.5
Stock-based compensation	2.0	1.5	0.5
Intangibles expense	-	-	-
Other	0.2	0.2	0.2
Change in estimated tax rate	(4.5)	1.6	7.0
Change in valuation allowance	38.7	33.8	26.4
	-%	-%	-%

NOTE 10:  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters ended December 31, 2013 and 2012:

	Quarter Ended
	March 31	June 30	September 30	December 31
2013
Sales	$1,407	$2,626	$1,534	$1,235
Gross profit (exclusive of depreciation and amortization)	746	1,819	764	659
Loss from operations	(1,405)	(70)	(1,148)	(949)
Net loss	$(1,412)	$(76)	$(1,154)	$(955)
Net loss per share—basic and diluted	$(0.27)	$(0.01)	$(0.20)	$(0.15)

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

NOTE 11: SEVERANCE EXPENSE

In July 2013, the Company implemented a restructuring plan designed to conserve its cash resources and to further align its ongoing expenses with its business by focusing sales efforts on high-potential customers and prospects, preserving the research and development staff required to maintain and enhance RoninCast® software, and consolidating certain positions.  The Company incurred a one-time charge in the third quarter of 2013 aggregating approximately $192 consisting primarily of severance payments.   As of December 31, 2013, all severance payments had been made by the Company.

In March 2012, the Company made organizational changes to better align resources resulting in termination of several employees.  The combined severance expense related to this workforce reduction totaled $137.  As of December 31, 2012, all severance payments had been made by the Company.

The following table provides financial information on the employee severance expense:

	For the Years Ended December 31,
	2013	2012	2011

Cost of sales	$13	$4	$-
Sales and marketing	72	-	-
Research and development	8	124	-
General and administrative	99	9	-
Total	$192	$137	$-

As part of the Company’s employment agreements with certain executive employees, if such employees are terminated without cause, severance payments may be due to such employees.

NOTE 12: SUBSEQUENT EVENT

Execution of Merger Agreement

On March 5, 2014, the Company. entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast Acquisition Co., a wholly owned subsidiary of the Company (“Merger Sub”), and Broadcast International, Inc.  Broadcast International is a provider of managed video solutions,

WIRELESS RONIN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise.

The Merger Agreement contemplates a reverse triangular merger with Broadcast International surviving the merger with Merger Sub and thereby becoming a wholly owned operating subsidiary of the Company (the “Merger”).   As a result of the Merger, the holders of Broadcast International common stock and securities convertible or exercisable into shares of BCST common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”), will be entitled to receive a number of shares of the Company’s common stock (together with securities issuable for shares of the Company’s common stock) equivalent to approximately 36.5% of the Company’s common stock outstanding immediately after the Merger, calculated on a modified fully diluted basis.

The completion of the Merger is contingent upon customary closing conditions in addition to (i) the approval of Merger by the shareholders of Broadcast International, (ii) subject to certain materiality-based exceptions, the accuracy of the representations and warranties made by, and the compliance or performance of the obligations of, each of the Company and Broadcast International set forth in the Merger Agreement, and (iii) the declaration of the effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4 to be filed by the Company in connection with the Merger.  There is no assurance the merger will close as anticipated.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of the Company and Broadcast International to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information.

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
10.1

Wireless Ronin Technologies, Inc. Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2013 (File No. 001-33169)).

10.2

Wireless Ronin Technologies, Inc. Amended and Restated 2006 Non-Employee Director Stock Option Plan (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed on April 26, 2013 (File No. 001-33169)).

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

E-1

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

E-2

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

10.22

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

10.28

Second Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated July 29, 2011 (incorporated by reference to our Current Report on Form 8-K filed on August 4, 2011 (File No. 001-33169)).

10.29

Third Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 6, 2012 (incorporated by reference to our Current Report on Form 8-K filed on March 9, 2012 (File No. 001-33169)).

10.30

Fourth Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated August 9, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 10, 2012 (File No. 001-33169)).

10.31

Fifth Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated November 5, 2012 (incorporated by reference to our Quarterly Report on Form 10-Q filed on November 9, 2012 (File No. 001-33169)).

10.32

Waiver Agreement by and between the Registrant and Silicon Valley Bank, dated February 27, 2013 (incorporated by reference to our Annual Report on Form 10-K filed on March 1, 2013 (File No. 000-33169)).

10.33

Sixth Amendment to Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 21, 2013 (incorporated by reference by our Current Report on Form 8-K filed on March 22, 2013 (File No. 001-33169)).

E-3

EXHIBIT INDEX
Exhibit
Number	Description
10.34	Form of Subscription Agreement for 2011 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001-33169)).
10.35	Form of Subscription Agreement for March 2013 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 000-33169)).
10.36	Form of Warrant for March 2013 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 000-33169)).
10.37

Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated December 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on December 7, 2011 (File No. 001-33169)).

10.38

Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated September 12, 2012 (incorporated by reference to our Current Report on Form 8-K filed on September 13, 2012 (File No. 001-33169)).

10.39

Placement Agency Agreement between the Registrant and Roth Capital Partners, LLC, dated March 4, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013 (File No. 001-33169)).

10.40	Form of Subscription Agreement for 2012 Registered Direct Offering (incorporated by reference to our Current Report on Form 8-K filed September 13, 2012 (File No. 001-33169)).
10.41

Agreement and Plan of Merger and Reorganization dated March 5, 2014 by and between Registrant and Broadcast International, Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2014 (File No. 001-33169)).

10.42	Seventh Amendment of Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated March 6, 2014.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	Financials in XBRL Format.

E-4