Form 10-Q
period 2014-03-31
WIRELESS RONIN TECHNOLOGIES INC
filed 2014-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of May 15, 2014, the registrant had 6,474,135 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$675	$1,484
Accounts receivable, net of allowance of $37 and $35, respectively	984	1,070
Inventories	52	69
Prepaid expenses and other current assets	135	135
Total current assets	1,846	2,758
Property and equipment, net	214	229
Restricted cash	50	50
Other assets	18	20
TOTAL ASSETS	$2,128	$3,057

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit - bank	$-	$-
Accounts payable	413	299
Deferred revenue	636	754
Accrued liabilities	407	421
Total current liabilities	1,456	1,474
Capital lease obligations, less current maturities	701	875
	2,157	2,349
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 6,474 and 5,973 shares issued and outstanding	65	60
Additional paid-in capital	99,507	99,166
Accumulated deficit	(99,102)	(98,019)
Accumulated other comprehensive loss-Foreign Currency adjustments	(499)	(499)
Total shareholders' equity	(29)	708
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,128	$3,057

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Sales
Hardware	$203	$292
Software	49	74
Services and other	1,011	1,041
Total sales	1,263	1,407
Cost of sales
Hardware	150	192
Software	8	8
Services and other	393	461
Total cost of sales (exclusive of depreciation and amortization shown separately below)	551	661
Gross profit	712	746
Operating expenses:
Sales and marketing expenses	303	362
Research and development expenses	224	318
General and administrative expenses	1,148	1,410
Depreciation and amortization expense	41	61
Total operating expenses	1,716	2,151
Operating loss	(1,004)	(1,405)
Other income (expenses):
Interest expense	(79)	(7)
Interest income	-	-
Total other expense	(79)	(7)
Net loss	$(1,083)	$(1,412)
Basic and diluted loss per common share	$(0.17)	$(0.27)
Basic and diluted weighted average shares outstanding	6,474	5,240

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net loss	$(1,083)	$(1,412)
Depreciation and amortization	41	61
Stock-based compensation expense	84	159
Issuance of common stock for services	10	10
Amortization of warrants issued for debt issuance costs	77	-
Provision for doubtful accounts	-	15
Accounts receivable	86	451
Inventories	16	51
Prepaid expenses and other current assets	-	(37)
Accounts payable	115	(15)
Deferred revenue	(116)	72
Accrued liabilities	(12)	82
Net cash used in operating activities	(782)	(563)
Investing activities
Purchases of property and equipment	(27)	(20)
Net cash used in investing activities	(27)	(20)
Financing activities
Proceeds from the issuance of common stock under Associates Stock Purchase Plan	-	14
Proceeds from issuance of Common Stock	-	1,377
Net cash provided by financing activities	-	1,391
Increase (Decrease) in Cash and Cash Equivalents	(809)	808
Cash and Cash Equivalents, beginning of period	1,484	2,252
Cash and Cash Equivalents, end of period	$675	$3,060

Noncash Financing Activity:
Conversion of convertible debt to common stock	$251	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s one wholly-owned subsidiary. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2014.

Nature of Business and Operations

The Company is a Minnesota corporation that provides marketing technology solutions targeting specific verticals such as the food service, automotive,  and retail markets.  The Company provides leading expertise in content and emerging digital media solutions, including dynamic digital signage, interactive kiosk, mobile, social media and web, which enable its customers to transform how they engage with their customers.  The Company is able to provide an array of marketing technology solutions through its proprietary suite of software applications marketed as RoninCast®.  RoninCast software and associated applications provide an enterprise, web-based or hosted content delivery system that manages, schedules and delivers digital content over wireless or wired networks. Additionally, RoninCast® software’s flexibility allows the Company to develop custom solutions for specific customer applications.

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2014 and December 31, 2013, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Restricted Cash

In connection with the Company’s bank’s credit card program, the Company was required to maintain a cash balance of $50 at both March  31, 2014 and December 31, 2013.

6. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of un-collectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $37 and $35 at March 31, 2014 and December 31, 2013, respectively.

7. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $52 and $85 at March 31, 2014 and December 31, 2013, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three months ended March 31, 2014 and 2013.

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

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3-5 years
Demonstration equipment	3-5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation and amortization expense was $41 and $61 at March 31, 2014 and 2013, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2014 and 2013.  Software development costs have been recorded as research and development expense. The Company incurred research and development expenses of $224 and $318 during the three months ended March 31, 2014 and 2013, respectively.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. For the three months ended March 31, 2014 and 2013, shares reserved for outstanding stock warrants and options totaling 2,496 and 1,247, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10,  which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant.  Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense of $84 was charged to expense during the three months ended March 31, 2014, compared to stock-based compensation expense of $159 for the same period in the prior year.  No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company applied a pre-vesting forfeiture rate from 18.3% to 24.2% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors.

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are fully vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.  During the three months ended March 31, 2014 and 2013, the Company recognized $10 of stock-based compensation expense related to the fair market value of stock issued to non-employee directors for services rendered.

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

16. Recently Issued Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this standard did not have a material impact to the Company's consolidated financial statements.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

INVENTORIES

	March 31,	December 31,
	2014	2013

Finished goods	$20	$24
Work-in-process	32	45
Total inventories	$52	$69

NOTE 3: FAIR VALUE MEASUREMENT

As of March 31, 2014 and December 31, 2013, cash equivalents consisted of the following:

	March 31, 2014
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$482	$-	$-	$482
Total included in cash and cash equivalents	$482	$-	$-	$482

	December 31, 2013
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,377	$-	$-	$1,377
Total included in cash and cash equivalents	$1,377	$-	$-	$1,377

The Company measures certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with FASB ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at March 31, 2014 and December 31, 2013 primarily represents funds held in a commercial paper sweep account totaling $482 and $1,377, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At March 31, 2014 and December 31, 2013, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At March 31, 2014 and December 31, 2013, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of March 31, 2014 and December 31, 2013.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

During the three month period ended March 31, 2014, there were no changes in any existing commitments, contingencies or borrowings related to operating leases involving the Company’s U.S. or Canadian operations.

Rent expense under the operating leases was $88 for the three months ended March 31, 2014, compared to $88 for the same period in the prior year.

Litigation

The Company was not party to any material legal proceedings as of May 15, 2014, and there were no such proceedings pending during the period covered by this report.

Plan of Merger and Reorganization

On March 5, 2014, we entered into a non-binding Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Broadcast Acquisition Co., a wholly owned subsidiary of RNIN (“Merger Sub”), and Broadcast International, Inc.  Broadcast International is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise.

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

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 12, 2014.  The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances.  In connection with the July 2010 lease amendment for the Company's corporate offices, Silicon Valley Bank issued a letter of credit that as of September 30, 2013 was in the amount of $180, along with a letter of credit issued to a vendor for $50.

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

As of March 31, 2014, the Company was not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit. The Company had no outstanding balance under this loan agreement (other than our letter of credits) as of March 31, 2014.

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

Convertible Debt

In January 2014, the Company received exercise notices from various holders of the convertible notes payable electing to convert the notes payable into common stock. The total principal amount was $250, including $1 of accrued interest, which converted into 501 shares of the Company's common stock.

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In June 2013, the Company’s shareholders approved an amendment to increase the number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan to 1,720 and an amendment to increase the number of shares reserved under the Amended and Restated 2006 Non-Employee Director Stock Option Plan to 700.  Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
	2014	2013
Stock-based compensation costs included in:
Cost of sales	$-	$2
Sales and marketing expenses	9	9
Research and development expenses	7	9
General and administrative expenses	68	139
Total stock-based compensation expenses	$84	$159

At March 31, 2014, there was approximately $371 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next two years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.  The weighted average estimated fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $0.79 and $1.24 per share, respectively.  The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected life	3.97 Years	3.97 Years
Dividend yield	0%	0%
Expected volatility	94.3%	94.6%
Risk-free interest rate	1.3%	1.3%

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company applied a pre-vesting forfeiture rate of 18.3% to 24.2% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors.

In January 2014 and February 2013, the Company granted stock options for the purchase of an aggregate of 320 and 173 shares to two executive officers and certain key employees, respectively.  In addition, each of the Company’s non-employee board members received stock options to purchase 60 and 20 shares of the Company’s stock in January 2014 and February 2013, respectively.

Stock options and warrants for the purchase of approximately 76 shares were cancelled or expired during the three month period ended March 31, 2014.

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

NOTE 6: SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information

The Company currently operates in one business segment, marketing technology solutions. All fixed assets are located at the Company’s offices in the United States and Canada, and a data center located in the United States. All sales for the three months ended March 31, 2014 and 2013, were in the United States and Canada.

Major Customers

At March 31, 2014 and December 31, 2013,  three and two customers accounted for 54.8% and 59.8% of the outstanding accounts receivable, respectively.

For the three months ended March 31, 2014 and 2013,  two customers accounted for 51.5% and 48.8% of total revenue, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On April 2, 2014, Wireless Ronin entered into an Executive Employment Agreement with John Walpuck, pursuant to which Mr. Walpuck serves as the Company’s Chief Operating Officer and Chief Financial Officer.  The agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Walpuck elects not to extend the employment term.  The agreement provides for an initial annual base salary of $240,000, subject to annual increases but generally not subject to decreases.  Under the agreement, Mr. Walpuck is eligible to participate in performance-based cash bonus or equity award plans for the Company’s senior executives.  Mr. Walpuck will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements.  The Company filed a Current Report on Form 8-K on April 2, 2014 disclosing the material terms and conditions of the Executive Employment Agreement and related compensation arrangements with Mr. Walpuck.

On April 15, 2014, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 in connection with the pending merger between the Company and Broadcast International.  As of May 15, 2014, the Form S-4 was not declared effective by the Securities and Exchange Commission.

On April 18, 2014, the Company engaged Merriman Capital, Inc. to help us explore strategic alternatives for the Company, specifically including combination transactions (e.g., mergers, consolidations, share exchanges, etc.). In this regard, on May 5, 2014, we entered into a non-binding letter of intent with a private company in our industry and have begun our due-diligence examination of that company.  The private company has similarly begun its own due-diligence examination of our Company.  The letter of intent contains no binding provisions that are material to us, and presently contemplates a combination transaction in which shareholders of the private company would obtain a majority of the Company’s stock through the issuance of newly issued public common stock. In the event we enter into a binding commitment, or a more definitive status emerges from the due-diligence phase, we will provide updated disclosure.

The Company has also engaged a broker-dealer to assist the Company in connection with a planned private placement under Section 4(2) of the Securities Act of 1933, as amended.  The securities proposed to be offered in this financing will not be registered under the Securities Act of 1933, as amended, and will be eligible for re-offer or re-sale in the United States absent subsequent registration or the availability of an exemption from such registration requirements.

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

Recent Developments

On March 5, 2014, we entered into a Merger Agreement with Broadcast International, Inc.  Broadcast International is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise.

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

The completion of the Merger is contingent upon customary closing conditions in addition to (i) the approval of the Merger by the shareholders of Broadcast International, (ii) subject to certain materiality-based exceptions, the accuracy of the representations and warranties made by, and the compliance or performance of the obligations of, each of Wireless Ronin and Broadcast International set forth in the Merger Agreement, and (iii) the declaration of the effectiveness by the Securities and Exchange Commission of a Registration Statement on Form S-4 to be filed by Wireless Ronin in connection with the Merger.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of Wireless Ronin and Broadcast International to continue to conduct their respective businesses in the ordinary course, and to provide reasonable access to each other’s information.

On April 18, 2014, the Company engaged Merriman Capital, Inc. to help us explore strategic alternatives for the Company, specifically including combination transactions (e.g., mergers, consolidations, share exchanges, etc.). In this regard, on May 5, 2014, we entered into a non-binding letter of intent with a private company in our industry and have begun our due-diligence examination of that company.  The private company has similarly begun its own due-diligence examination of our Company.  The letter of intent contains no binding provisions that are material to us, and presently contemplates a combination transaction in which shareholders of the private company would obtain a majority of the Company’s stock through the issuance of newly issued public common stock. In the event we enter into a binding commitment, or a more definitive status emerges from the due-diligence phase, we will provide updated disclosure.

The Company has also engaged a registered broker-dealer to assist the Company in connection with a planned private placement under Section 4(2) of the Securities Act of 1933, as amended. The securities proposed to be offered in this financing will not be registered under the Securities Act of 1933, as amended, and will be eligible for re-offer or re-sale in the United States absent subsequent registration or the availability of an exemption from such registration requirements.

Our Sources of Revenue

We generate revenue through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances.  In addition, in April 2013, we entered into a license agreement with a company pursuant to which we granted the licensee an exclusive, worldwide, perpetual license to use and sublicense our RoninCast® 4.0 HTML5-based software, as revised from time to time (the “Software”), in specified target markets.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the three months ended March 31, 2014.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following discussions are based on the consolidated balance sheets as March 31, 2014 (unaudited) and March 31, 2013 and statement of Operations as of March 31, 2014 (unaudited) and March 31, 2013 and notes thereto.

The tables presented below which compare the Company’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented
•

The columns entitled  “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages, changes as negative. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	Three Months Ended
	March 31,	March 31,	$ Increase	% Increase
	2014	2013	(Decrease)	(Decrease)

Sales	$1,263	$1,407	$(144)	(10.2%)
Cost of sales	551	661	(110)	(16.6%)
Gross profit (exclusive of depreciation and amortization shown separately below)	712	746	(34)	(4.6%)
Sales and marketing expenses	303	362	(59)	(16.3%)
Research and development expenses	224	318	(94)	(29.6%)
General and administrative expenses	1,148	1,410	(262)	(18.6%)
Depreciation and amortization expense	41	61	(20)	(32.8%)
Total operating expenses	1,716	2,151	(435)	(20.2%)
Operating loss	(1,004)	(1,405)	401	(28.5%)
Other income (expenses):
Interest expense	(79)	(7)	72	(1,028.6%)
Interest income	-	-	-	-
Total other expense	(79)	(7)	72	(1,028.6%)
Net loss	$(1,083)	$(1,412)	$329	(23.3%)

Sales

Sales decreased by $144 or 10.2% in the first quarter of 2014 compared to the first quarter of 2013, primarily reflecting reductions of $90 in hardware, $25 in software, and $30  in recurring monthly maintenance and support project or contract work with certain customers.

Gross Profit

Gross profit margin on a percentage basis increased from 53.0% to 56.5% in the first quarter of 2014 compared to the first quarter of 2013, but gross profit decreased in absolute dollars by $33 during the same period.  Both the increase in gross profit margin and decrease in gross profit are primarily a result of the decrease in sales overall, but in particular the result of the decrease in generally lower profit margin hardware sales by $90 in the first quarter of 2014 compared to the same quarter in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $59 in the first quarter of 2014 compared to the first quarter of 2013. The decrease is mainly due to a decrease of $65 in payroll related expenses due to a decreased number of employees in this department, offset by an increase of $11 in certain event related marketing expenses.

Research and Development Expenses

Research and development expenses decreased by $94 in the first quarter of 2014 compared to the first quarter of 2013. The decrease is primarily due to a decrease in payroll related expenses of $76 in the research and development department, resulting from the reorganization that occurred in August 2013.

General and Administrative Expenses

General and administrative expenses have decreased by $262 in the first quarter of 2014 compared to the first quarter of 2013. The decrease is mainly a result of a decrease of at least $250 in payroll related expenses involving different departments resulting from the reorganization that occurred in August 2013.

Depreciation and Amortization Expenses

Depreciation decreased by $20 in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of reduced capital expenditures and certain equipment becoming fully depreciated over the past twelve months.

Other Expenses

Interest expense increased by $72 in the first quarter of 2014 compared to the same quarter of 2013 as a result of the convertible notes issued to investors in December 2013.

Liquidity and Capital Resources

Going Concern

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011 and the three months ended March 31, 2014 and 2013.  At March 31, 2014, we had cash, cash equivalents and restricted cash of $725 and working capital of $389. The cash used in operating activities for the three months ended March 31, 2014 was $782.  At March 31, 2014, we had no outstanding balance and no borrowing capability on our line of credit with Silicon Valley Bank (See Note 4).

The financial statements for the fiscal year ended December 31, 2013 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond May 2014. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. Because we have received an opinion from our auditor that substantial doubt exists as to whether our company can continue as a going concern, it may be more difficult for our company to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we will be forced to cease operations and investors will lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses or continue as a going concern.

In light of our financial condition and potential for continued net losses, we continue to evaluate strategic and financial alternatives, and have engaged Merriman Capital, Inc. to assist us in that process, specifically including combination transactions (e.g., mergers, consolidations, share exchanges, etc.). On May 5, 2014, we entered into a non-binding letter of intent with a private company in our industry and have begun our due-diligence examination of that company.  The private company has similarly begun its own due-diligence examination of our Company.  The letter of intent contains no binding provisions that are material to us, and presently contemplates a combination transaction in which shareholders of the private company would obtain a majority of the Company’s stock through the issuance of newly issued public common stock. In the event we enter into a binding commitment, or a more definitive status emerges from the due-diligence phase, we will provide updated disclosure.

The Company has also engaged a registered broker-dealer to assist the Company in connection with a planned private placement under Section 4(2) of the Securities Act of 1933, as amended. The securities proposed to be offered in this financing will not be registered under the Securities Act of 1933, as amended, and will be eligible for re-offer or re-sale in the United States absent subsequent registration or the availability of an exemption from such registration requirements. While there can be no assurance that any of the foregoing efforts will be successful or resolve our liquidity issues, the Company believes that the private placement will raise sufficient investment capital to bridge the Company to a business combination or restructuring to cash flow breakeven.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of March 31, 2014, we had an accumulated deficit of $99,102. The cash flow used in operating activities was $782 and $563 for the three months ended March 31, 2014 and 2013, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $1,083 and $1,412 for the three months ended March 31, 2014 and 2013, respectively.  Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $212 and $230 for the three months ended March 31, 2014 and 2013, respectively.  Additionally, cash provided by changes in our working capital accounts for both periods totaled $89 and $619 for the three months ended March 31, 2014 and 2013, respectively.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014  was  $27 compared to $20 during the same period in the prior year. The increase in cash used in investing activities was due to fewer purchases of related computer hardware and software purchases during the three months ended March 31, 2014 compared to the same period in the prior year.  We currently do not have any material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 was $0, compared to $1,391 for the same period in the prior year.  The decrease in this section is due to the total sale of 868 units at a price of $1.80 per unit on the first quarter of 2013, each unit consisting of one share of common stock and one five-year warrant to purchase 0.50 of a share of common stock, with exercisability commencing six months and one day after issuance, at an exercise price of $2.73 per share, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013.  We obtained approximately $1,377 in net proceeds as a result of this registered direct offering.

In March 2010, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 12, 2014.  At March 31, 2014, we had no outstanding balance and no borrowing capability on our line of credit with Silicon Valley Bank (See Note 4).

To assist us as we assess how to improve our liquidity, increase our capital resources, and consider strategic options, we have engaged a registered broker-dealer to assist the Company in connection with a planned private placement under Section 4(2) of the Securities Act of 1933, as amended.  While there can be no assurance that any such private placement will be successful or resolve our liquidity issues, the Company believes that the private placement will raise sufficient investment capital to bridge the Company to a business combination or restructuring to cash flow breakeven.

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or rollout of capital and technology projects with us due to continuing economic uncertainty. Difficult economic conditions have adversely affected certain industries in particular, including the automotive and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. Economic conditions could also materially impact us through insolvency of our suppliers or current customers. While we have downsized our operations to reflect the decrease in demand, we may not be successful in mirroring current demand. If customer demand were to decline further, we might be unable to adjust expense levels rapidly enough in response to falling demand or without changing the way in which we operate or ceasing operations.

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

Due to losses suffered from operations for the year ended December 31, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We do not currently have sufficient capital resources to fund our operations beyond May 2014. We continue to experience operating losses. Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, obtain financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)

and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 15, 2014, and there were no such proceedings pending during the period covered by this report.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2014.  Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
2.1

Agreement and Plan of Merger and Reorganization by and among the registrant, Broadcast International Inc. and Broadcast Acquisition Co., dated as of March 5, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2014).

2.2

Amendment to Agreement and Plan of Merger and Reorganization by and among the registrant, Broadcast International Inc. and Broadcast Acquisition Co., dated as of April 11, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2014).

3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2013) (as amended by Articles of Amendment included as Appendix A to the registrant’s Definitive Proxy Statement filed with the SEC on April 26, 2013).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2011).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: May 15, 2014	By:	/s/ Scott W. Koller
Scott W. Koller
Chief Executive Officer

Date: May 15, 2014	By:	/s/ John J. Walpuck
John J. Walpuck
Principal Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.