Form 10-Q
period 2014-06-30
WIRELESS RONIN TECHNOLOGIES INC
filed 2014-08-19
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 18, 2014, the registrant had 6,536,233 shares of common stock outstanding.

WIRELESS RONIN TECHNOLOGIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187	$1,484
Accounts receivable, net of allowance of $41 and $35, respectively	944	1,070
Inventories	97	69
Prepaid expenses and other current assets	105	135
Total current assets	1,333	2,758
Property and equipment, net	176	229
Restricted cash	150	50
Other assets	19	20
TOTAL ASSETS	$1,678	$3,057

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$475	$299
Deferred revenue	492	754
Refundable loan advance	150	-
Accrued liabilities	330	421
Total current liabilities	1,447	1,474
Convertible Notes Payable, (net of discount $264)	996	875
	2,443	2,349
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock, $0.01 par value, 66,667 shares authorized
Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 6,487 and 5,973 shares issued and outstanding	65	60
Additional paid-in capital	99,760	99,166
Accumulated deficit	(100,091)	(98,019)
Accumulated other comprehensive loss-Foreign Currency adjustments	(499)	(499)
Total shareholders' equity (deficit)	(765)	708
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,678	$3,057

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales
Hardware	$219	$578	$421	$870
Software	76	922	126	996
Services and other	871	1,126	1,882	2,167
Total sales	1,166	2,626	2,429	4,033
Cost of sales
Hardware	128	358	278	550
Software	3	3	10	11
Services and other	420	446	813	907
Total cost of sales (exclusive of depreciation and amortization shown separately below)	551	807	1,101	1,468
Gross profit	615	1,819	1,328	2,565
Operating expenses:
Sales and marketing expenses	211	381	515	743
Research and development expenses	135	205	359	523
General and administrative expenses	1,179	1,244	2,328	2,654
Depreciation and amortization expense	40	59	81	120
Total operating expenses	1,565	1,889	3,283	4,040
Operating loss	(950)	(70)	(1,955)	(1,475)
Other income (expenses):
Interest expense	(39)	(6)	(117)	(13)
Other income/expense	-	-	-	-
Total other expense	(39)	(6)	(117)	(13)
Net loss	(989)	$(76)	$(2,072)	$(1,488)
Basic and diluted loss per common share	(0.17)	$(0.01)	$(0.33)	$(0.27)
Basic and diluted weighted average shares outstanding	5,938	5,888	6,234	5,565

See accompanying Notes to the Condensed Consolidated Financial Statements.

WIRELESS RONIN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities:
Net loss	$(2,072)	$(1,488)
Depreciation and amortization	87	120
Stock-based compensation expense	206	247
Issuance of common stock for services	10	10
Amortization of warrants for debt issuance costs	271	-
Provision for doubtful accounts	6	15
Accounts receivable	115	(100)
Inventories	(28)	73
Prepaid expenses and other current assets	30	(47)
Other assets	-	1
Accounts payable	175	32
Deferred revenue	(262)	(218)
Accrued liabilities	(89)	(56)
Net cash used in operating activities	(1,551)	(1,411)
Investing activities
Purchases of property and equipment	(28)	(23)
Increase in restricted cash	(100)	-
Net cash used in investing activities	(128)	(23)
Financing activities
Proceeds from the issuance of common stock under Associates Stock Purchase Plan	-	14
Proceeds from issuance of Common Stock	-	1,377
Proceeds from issuances of convertible notes and warrants	382	-
Net cash provided by financing activities	382	1,391
Effect of Exchange Rate Changes on Cash	-	(5)
Increase (Decrease) in Cash and Cash Equivalents	(1,297)	(48)
Cash and Cash Equivalents, beginning of period	1,484	2,252
Cash and Cash Equivalents, end of period	$187	$2,204

Noncash Financing Activity:
Conversion of convertible debt to common stock	$251	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Wireless Ronin Technologies, Inc. (the “Company”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company and Wireless Ronin Technologies (Canada), Inc. sell products and services primarily throughout North America.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation

The consolidated financial statements include the accounts of Wireless Ronin Technologies, Inc. and its wholly owned subsidiaries, Wireless Ronin Technologies (Canada), Inc., Broadcast Acquisition Co. and WRT Acquisition, LLC. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2014 and December 31, 2013, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago.

5. Accounts Receivable

Accounts receivable are usually unsecured and stated at net realizable value and bad debts are accounted for using the allowance method. The Company performs credit evaluations of its customers’ financial condition on an as-needed basis and generally requires no collateral. Payment is generally due 90 days or less from the invoice date and accounts past due more than 90 days are individually analyzed for collectability. In addition, an allowance is provided for other accounts when a significant pattern of un-collectability has occurred based on historical experience and management’s evaluation of accounts receivable. If all collection efforts have been exhausted, the account is written off against the related allowance. No interest is charged on past due accounts. The allowance for doubtful accounts was $41 and $35 at June 30, 2014 and December 31, 2013, respectively.

6. Inventories

The Company records inventories using the lower of cost or market on a first-in, first-out (FIFO) method. Inventories consist principally of finished goods, product components and software licenses. Inventory reserves are established to reflect slow-moving or obsolete products. The Company had an inventory reserve of $22 and $85 at June 30, 2014 and December 31, 2013, respectively.

7. Impairment of Long-Lived Assets

The Company reviews the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the six months ended June 30, 2014 and 2013.

8. Depreciation and Amortization

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

Depreciation and amortization expense was $40 and $59 for the three months ended June 30, 2014 and 2013, and was $81 and $120 for the six months ended June 30, 2014 and 2013.

9. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. “FASB ASC 985-20-25,” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three and six months ended June 30, 2014 and 2013. Software development costs have been recorded as research and development expense for the three and six months ended June 30, 2014 and 2013. The Company incurred research and development expenses of $135 and $205, and $359 and $523 during the three and six months ended June 30, 2014 and 2013, respectively.

10. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. For the three and six months ended June 30, 2014 and 2013, shares reserved for outstanding stock warrants and options totaling 2,879 and 1,246, respectively, were excluded from the computation of loss per share as their effect was antidilutive due to the Company’s net loss.

11. Deferred Income Taxes

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

12. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period. Stock-based compensation expense was $112 and $88, and $196 and $247 for the three and six months ended June 30, 2014 and 2013, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

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

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate from 18.3% to 28.4% based on upon actual historical experience for all employee option awards. The Company continues to apply a zero forfeiture rate to those options granted to members of its board of directors.

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, or warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are fully vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received. During the three and six months ended June 30, 2014 and 2013, the Company recognized $10 and $10 and $20 and $10, respectively, of stock-based compensation expense related to the fair market value of stock issued to non-employee directors for services rendered.

See Note 5 for further information regarding stock-based compensation and the assumptions used to calculate the fair value of stock-based compensation.

13. Fair Value of Financial Instruments

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

14. Use of Estimates

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

15. Recently Issued Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

NOTE 2: OTHER FINANCIAL STATEMENT INFORMATION

The following tables provide details of selected financial statement items:

INVENTORIES

	June 30,	December 31,
	2014	2013
Finished goods	$12	$24
Work-in-process	85	45
Total inventories	$97	$69

NOTE 3: FAIR VALUE MEASUREMENT

As of June 30, 2014 and December 31, 2013, cash equivalents consisted of the following:

	June 30, 2014
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$255	$-	$-	$255
Total included in cash and cash equivalents	$255	$-	$-	$255

	December 31, 2013
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Commercial paper	$1,377	$-	$-	$1,377
Total included in cash and cash equivalents	$1,377	$-	$-	$1,377

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

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets. The Level 1 category at June 30, 2014 and December 31, 2013 primarily represents funds held in a commercial paper sweep account totaling $255 and $1,377, respectively, which are included in cash and cash equivalents in the consolidated balance sheet.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. At June 30, 2014 and December 31, 2013, the Company had no Level 2 financial assets on its consolidated balance sheet.

Level 3 — Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. At June 30, 2014 and December 31, 2013, the Company had no Level 3 financial assets on its consolidated balance sheet.

The hierarchy level assigned to each security in the Company’s cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instruments at the measurement date. The Company did not have any financial liabilities that were covered by FASB ASC 820-10-30 as of June 30, 2014 and December 31, 2013.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Operating Leases

During the six month period ended June 30, 2014, there were no changes in any existing commitments, contingencies or borrowings related to operating leases involving the Company’s U.S. or Canadian operations.

Rent expense under the operating leases was $83 for the three months ended June 30, 2014, compared to $86 for the same period in the prior year. Rent expense under the operating leases was $168 for the six months ended June 30, 2014, compared to $174 for the same period in the prior year.

Litigation

The Company was not party to any material legal proceedings as of August 18, 2014, and there were no such proceedings pending during the period covered by this report.

Mergers

On March 5, 2014, we entered into an Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast Acquisition Co., a wholly owned subsidiary of RNIN (“Merger Sub”), and Broadcast International, Inc. Broadcast International is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise. The Broadcast Merger Agreement contemplates a reverse triangular merger with Broadcast International surviving the merger with Merger Sub and thereby becoming a wholly owned operating subsidiary of Wireless Ronin (the “Merger”). Pursuant to the Broadcast Merger Agreement, as amended, the merger was completed and effective as of the close of business on August 1, 2014, upon the filing of Articles of Merger with the Utah Department of Commerce (the “Effective Time”).

At the Effective Time and pursuant to the Broadcast Merger Agreement, as amended, each share of common stock of Broadcast International issued and outstanding immediately prior to the Effective Time, was converted into the right to receive .00535594 validly issued, fully paid and non-assessable shares of Wireless Ronin common stock, equivalent to approximately 36.5% of Wireless Ronin common stock outstanding immediately after the Merger, calculated on a modified fully diluted basis.

On June 26, 2014, we entered into an Agreement and Plan of Merger (the “CRI Merger Agreement”) with WRT Acquisition, LLC, our wholly owned subsidiary, and Creative Realities, LLC, a privately held Delaware limited liability company (“Creative Realities”). Creative Realities designs, builds and manages marketing technology to improve retail shopping experiences for its customers. The CRI Merger Agreement contemplates a reverse triangular merger in which Creative Realities survives a merger with WRT Acquisition, LLC, thereby becoming a wholly owned operating subsidiary of Wireless Ronin (the “Merger”). The closing of the Merger is dependent upon the satisfaction of a number of closing conditions.

See Liquidity and Capital Resources for a discussion of the Company’s going concern status and liquidity.

Revolving Line-of-Credit

In March 2010, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (the “Loan and Security Agreement”), which was most recently amended effective March 12, 2014. The Loan and Security Agreement provides the Company with a revolving line-of-credit at an annual interest rate of prime plus 1.5%, the availability of which is the lesser of (a) $1,500, or (b) the amount available under the Company’s borrowing base (75% of the Company’s eligible accounts receivable plus 50% of the Company’s eligible inventory) minus (1) the dollar equivalent amount of all outstanding letters of credit, (2) 10% of each outstanding foreign exchange contract, (3) any amounts used for cash management services, and (4) the outstanding principal balance of any advances. In connection with the July 2010 lease amendment for the Company's corporate offices, Silicon Valley Bank issued two letters of credit. As of June 30, 2014 there was one letter of credit still outstanding in the amount of $180.

On March 6, 2014, we entered into a seventh amendment to our loan and security agreement with Silicon Valley Bank, effective as of March 12, 2014. The amendment extended the maturity date of our line of credit to July 15, 2014. Starting with the month ending June 30, 2014, our new tangible net worth requirement has been reduced to $150,000 as of the end of each month and, commencing with the quarter ending June 30, 2014, the minimum tangible net worth requirement increases, commencing with the quarter ending June 30, 2014 and each quarter thereafter, by the sum of (a) fifty-percent (50%) of our quarterly net income (without reduction for any losses) for such quarter, plus (b) fifty-percent (50%) of all proceeds received from the issuance of equity during such quarter and/or the principal amount of all subordinated debt incurred during such quarter. We must comply with this tangible net worth minimum in order to draw down on such line of credit and also while there are outstanding credit extensions (other than our existing letter of credit).

As of June 30, 2014, the Company was not in compliance with the tangible net worth requirement and therefore not eligible to draw down on the line of credit. The Company had no outstanding balance under this loan agreement (other than our letters of credit) as of June 30, 2014.

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

In June 2014, the Company received $390 in proceeds from issuance of unsecured convertible promissory notes, along with three year warrants to purchase 97 shares of common stock at an exercise price of $0.75 per share. The notes mature on December 3, 2015, require the payment of interest at the rate of 10% per year (payable on maturity), and are convertible, at the holder’s option, into unregistered shares of the Company’s common stock at a conversion price of $0.65 per share. The warrants are immediately exercisable, expire three years after issuance, have a cashless exercise feature, and may be exercised to purchase unregistered shares of the Company’s common stock at an exercise price of $0.65 per share. The fair value of the warrants granted was calculated at $43 using the Black-Scholes model. The Company determined the warrants are permanent equity. See Note 7 for the inputs used in valuing the warrants using the Black-Scholes model. The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the warrants totaled $39 as of June 30, 2014. In addition, the Company determined that there was a beneficial conversion feature of $93 as of June 30, 2014. For the quarter ended June 30, 2014, the Company recorded interest expense of $3 related to the amortization of the warrants and beneficial conversion feature. The effective interest rate of the convertible notes payable was computed at 21.3% subsequent to the allocation of proceeds to the warrants and beneficial conversion feature.

The promissory notes convert automatically into shares of common stock of the Company upon the consummation of a change in control transaction of the Company, or, if after June 5, 2015, the Company’s shares of common stock trade at a price equal to or greater than $1.50 per share for at least 20 consecutive trading days. If a change in control transaction occurs, the conversion price will be adjusted downward (but not upward) to equal the price at which the Company sells any shares of common stock in connection with such transaction. The Company may prepay the promissory notes after three months without penalty and contain other customary terms.

NOTE 5: STOCK-BASED COMPENSATION AND BENEFIT PLANS

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In June 2013, the Company’s shareholders approved an amendment to increase the number of shares reserved under the Amended and Restated 2006 Equity Incentive Plan to 1,720 and an amendment to increase the number of shares reserved under the Amended and Restated 2006 Non-Employee Director Stock Option Plan to 700. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation costs included in:
Cost of sales	$3	1	$3	$3
Sales and marketing expenses	8	10	17	19
Research and development expenses	(4)	6	3	15
General and administrative expenses	105	71	173	210
Total stock-based compensation expenses	$112	88	$196	$247

At June 30, 2014, there was approximately $443 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 2.3 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $.57 and $ 1.54 per share, respectively. The values set forth above were calculated using the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life	3.97 Years	n/a	3.97 Years	4.26 Years
Dividend yield	0%	n/a	0%	0%
Expected volatility	96.4%	n/a	96.4%	94.6%
Risk-free interest rate	1.3%	n/a	1.3%	0.6%

The warrants issued in association with the June 2014 convertible debt were valued using the Black-Scholes method, with an expected life of 1.5 years, dividend yield of 0%, expected volatility of 96.4% and a risk-free rate of 0.9%.

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

During the quarter ended June 30, 2014, the Company granted stock options for the purchase of an aggregate of 285 shares to an executive officer and certain key employees, respectively. During the quarter ended June 30, 2013, the Company granted stock options for the purchase of 0 shares.

In April 2014 the Company’s non-employee board members received their stock bonus for a total of 13 shares for services rendered during the quarter ended March 30, 2014.

Stock options and warrants for the purchase of approximately 10 shares were cancelled or expired during the three month period ended June 30, 2014.

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

NOTE 6: SEGMENT INFORMATION AND MAJOR CUSTOMERS

Segment Information

The Company currently operates in one business segment, marketing technology solutions. All fixed assets are located at the Company’s offices in the United States and Canada, and a data center located in the United States. All sales for the six months ended June 30, 2014 and 2013, were in the United States and Canada.

Major Customers

At June 30, 2014 and December 31, 2013, two customers accounted for 48.1% and 59.8% of the outstanding accounts receivable, respectively.

For the three months ended June 30, 2014 and 2013, two and four customers accounted for 53.4% and 77.3% of total revenue, respectively. For the six months ended June 30, 2014 and 2013, two and three customers accounted for 52.4% and 64.2%, respectively.

NOTE 7 - SUBSEQUENT EVENTS

On July 8, 2014 the Company issued an additional $200 in a Convertible Note, in a second closing, pursuant to the private placement exempt from registration under the Securities Act of 1933. The terms of such issuance were the same as those set forth in Note 4 above.

On July 15, 2014 the Company’s revolving line of credit with Silicon Valley Bank expired. There was no outstanding balance and we had no borrowing capability on our line of credit on the date of expiration.

On July 16, 2014 the Company obtained a $400 loan from an accredited investor and issued in exchange a secured convertible promissory note together with a five-year warrant to purchase up to approximately 154 shares of the Company’s common stock at a per-share price of $0.70, in a private placement exempt from registration under the Securities Act of 1933. The promissory note bears interest at the annual rate of 12%, and matures on July 16, 2015. At any time prior to the maturity date, the investor may convert the outstanding principal and accrued and unpaid interest on the promissory note at a conversion rate of $0.65 per share, as adjusted for stock splits and similar adjustments. All outstanding principal and accrued and unpaid interest on the promissory note must be paid in full prior to the consummation of a change in control transaction involving the Company, or the Company raising aggregate gross proceeds of at least $3.5 million in an equity financing.

On July 22, 2014 the Company refunded a total of $190 in cash then held in reserve from a potential lender to the Company, plus interest and expenses, related to a refundable loan advance that did not meet the required conditions to consummate such financing transaction. As of June 30, 2014 the amount is included in Restricted Cash and Refundable Loan Advance on the balance sheet.

Effective August 1, 2014 the Company entered into a settlement and release agreement with a third party service provider who was providing services to both the Company and Broadcast International. In return for the cancellation of all outstanding option and warrant securities enabling such service provider the opportunity to purchase shares of the Company and Broadcast International, the termination of existing services agreements with each company, and in full settlement of any claims, the Company agreed to issue the service provider 150 shares of the Company’s common stock. The shares include typical registration rights and include customary restrictions regarding cutbacks and other terms.

In August 2014 the Company issued 28 shares as a stock bonus to one of its sales executives in return for achieving certain sales objectives, a total of 14 shares as a stock bonus to its non-employee board members for services rendered during the quarter ended June 30, 2014, and 7 shares as a stock bonus / referral fee in return for referring to the Company the lender with whom we entered into the promissory note agreements described herein.

On August 1, 2014, the Company consummated its merger with Broadcast International, Inc., as set forth in the Agreement and Plan of Merger and Reorganization with Broadcast Acquisition Co., a wholly owned subsidiary of RNIN, and Broadcast International, Inc. Pursuant to the Broadcast Merger Agreement, as amended, the merger was completed and effective as of the close of business on August 1, 2014, upon the filing of Articles of Merger with the Utah Department of Commerce (the “Effective Time”). At the Effective Time, each share of common stock of Broadcast International issued and outstanding immediately prior to the Effective Time, was converted into the right to receive .00535594 validly issued, fully paid and non-assessable shares of Wireless Ronin common stock, equivalent to approximately 36.5% of Wireless Ronin common stock outstanding immediately after the Merger, calculated on a modified fully diluted basis.

The Company will account for the Broadcast International acquisition as a business combination. The Company will include Broadcast International’s results of operations in our consolidated financial statements beginning on August 1, 2014, the acquisition date. Under the applicable guidance, we are required to recognize the assets acquired, liabilities assumed and any applicable non-controlling interests at their fair value as of the acquisition date. Given the date on which we acquired Broadcast International, we are unable to provide the acquisition date fair value of assets acquired, liabilities assumed, non-controlling interests or supplemental pro forma financial information as it is impracticable to do so at this time. Accordingly, we are also unable to provide a qualitative description of the factors that make up goodwill to be recognized, if any, as well as a reasonable estimate of the total transaction costs related to the acquisition.

 On August 3, 2014, the letter of credit outstanding issued by Silicon Valley Bank was reduced to $120.

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

Our company and Wireless Ronin Technologies (Canada), Inc. sell products and services primarily throughout North America.

Recent Developments

On March 5, 2014, we entered into a non-binding Agreement and Plan of Merger and Reorganization (the “Broadcast Merger Agreement”) with Broadcast Acquisition Co., a wholly owned subsidiary of RNIN (“Merger Sub”), and Broadcast International, Inc.  Broadcast International is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise.  The Broadcast Merger Agreement contemplates a reverse triangular merger with Broadcast International surviving the merger with Merger Sub and thereby becoming a wholly owned operating subsidiary of Wireless Ronin (the “Merger”).   Pursuant to the Broadcast Merger Agreement, as amended, the merger was completed and effective as of the close of business on August 1, 2014, upon the filing of Articles of Merger with the Utah Department of Commerce (the “Effective Time”).

At the Effective Time and pursuant to the Broadcast Merger Agreement, as amended, each share of common stock of Broadcast International issued and outstanding immediately prior to the Effective Time, was converted into the right to receive .00535594 validly issued, fully paid and non-assessable shares of Wireless Ronin common stock, equivalent to approximately 36.5% of Wireless Ronin common stock outstanding immediately after the Merger, calculated on a modified fully diluted basis.

On June 26, 2014, we entered into an Agreement and Plan of Merger (the “CRI Merger Agreement”) with WRT Acquisition, LLC, our wholly owned subsidiary, and Creative Realities, LLC, a privately held Delaware limited liability company (“Creative Realities”). Creative Realities designs, builds and manages marketing technology to improve retail shopping experiences for its customers. The CRI Merger Agreement contemplates a reverse triangular merger in which Creative Realities survives a merger with WRT Acquisition, LLC, thereby becoming a wholly owned operating subsidiary of Wireless Ronin (the “Merger”). The closing of the Merger is dependent upon the satisfaction of a number of closing conditions.

Our Sources of Revenue

We generate revenue through system sales, license fees and separate service fees, including consulting, content development and implementation services, as well as ongoing customer support and maintenance, including product upgrades. We currently market and sell our software and service solutions primarily through our direct sales force, but we also utilize strategic partnerships and business alliances. In addition, in April 2013, we entered into a license agreement with a company pursuant to which we granted the licensee an exclusive, worldwide, perpetual license to use and sublicense a version of our RoninCast® HTML5-based software, as revised from time to time (the “Software”), in specified target markets.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to these accounting policies during the six months ended June 30, 2014.

Results of Operations

All dollar amounts reported in Item 2 are in thousands, except per share information.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following discussions are based on the consolidated balance sheets as June 30, 2014 (unaudited) and June 30, 2013 and statement of Operations as of June 30, 2014 (unaudited) and June 30, 2013 and notes thereto.

The tables presented below which compare the Company’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented
•	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages, changes as negative. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	Three Months Ended
	June 30, 2014	June 30, 2013	$ Increase (Decrease)	% Increase (Decrease)
Sales	$1,166	$2,626	$(1,460)	(55.6%)
Cost of sales	551	807	(256)	(31.7%)
Gross profit (exclusive of depreciation and amortization shown separately below)	615	1,819	(1,204)	(66.2%)
Sales and marketing expenses	211	381	(170)	(44.6%)
Research and development expenses	135	205	(70)	(34.1%)
General and administrative expenses	1,179	1,244	(65)	(5.2%)
Depreciation and amortization expense	40	59	(19)	(32.2%)
Total operating expenses	1,565	1,889	(324)	(17.2%)
Operating loss	(950)	(70)	(880)	1257.1%
Other income (expenses):
Interest expense	(39)	(6)	33	550.0%
Interest income	-	-
Total other expense	(39)	(6)	33	550.0%
Net loss	$(989)	$(76)	$(913)	1201.3%

Sales

Sales decreased by $1,460 or 55.6 % in the second quarter of 2014 compared to the second quarter of 2013, primarily reflecting reductions of $359 in hardware, $846 in software, $750 of which was a nonrecurring one-time license fee, and $255 in content services.

Gross Profit

Gross profit margin on a percentage basis decreased from 69% to 53% in the second quarter of 2014 compared to the second quarter of 2013, and it decreased by $1,204 in absolute dollars during the same period. Both the decrease in gross profit margin and decrease in absolute dollars are the result of the decrease in sales overall, but primarily result of the decrease in software sales by $846, $750 of which was a nonrecurring one-time license fee in the second quarter of 2014 compared to the same quarter in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $170 in the second quarter of 2014 compared to the second quarter of 2013. The decrease is mainly due to a decrease of $83 in payroll related expenses that came as a result of fewer employees in this department, a decrease of $49 in certain event related marketing expenses, and a decrease of $22 in travel related expenses.

Research and Development Expenses

Research and development expenses decreased by $70 in the second quarter of 2014 compared to the second quarter of 2013. The decrease is primarily due to a combination of a decrease in payroll related expenses by $153 due to a reorganization in August 2013, offset by $80 due to a research and development credit received last year during the same period, as well as an increase of $4 in consulting fees.

General and Administrative Expenses

General and administrative expenses have decreased by $65 in the second quarter of 2014 compared to the second quarter of 2013. The decrease is mainly the result of a decrease of $39 in payroll related expenses, an increase of $145 due to the impact of exchange rates, a decrease of $80 in professional and legal fees, a decrease of $66 in Investor’s relations and related categories, and a decrease of $25 in rent, utilities, telephone and other general expenses.

Depreciation and Amortization Expenses

Depreciation decreased by $19 in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of reduced capital expenditures and certain equipment becoming fully depreciated over the past twelve months.

Other Expenses

Interest expense increased by $33 in the second quarter of 2014 compared to the same quarter of 2013 as a result of the convertible notes issued to investors in December 2013 and June 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following discussions are based on the consolidated balance sheets as June 30, 2014 (unaudited) and June 30, 2013 and statement of Operations as of June 30, 2014 (unaudited) and June 30, 2013 and notes thereto.

The tables presented below which compare the Company’s results of operations from one period to another, present the results for each period and the change in those results from one period to another in both dollars and percentage change. The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented
•	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages, changes as negative. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	Six Months Ended
	June 30, 2014	June 30, 2013	$ Increase (Decrease)	% Increase (Decrease)
Sales	$2,429	$4,033	$(1,604)	(39.8%)
Cost of sales	1,101	1,468	(367)	(25.0%)
Gross profit (exclusive of depreciation and amortization shown separately below)	1,328	2,565	(1,237)	(48.2%)
Sales and marketing expenses	515	743	(228)	(30.7%)
Research and development expenses	359	523	(164)	(31.4%)
General and administrative expenses	2,328	2,654	(326)	(12.3%)
Depreciation and amortization expense	81	120	(39)	(32.5%)
Total operating expenses	3,283	4,040	(757)	(18.7%)
Operating loss	(1,955)	(1,475)	(480)	32.5%
Other income (expenses):
Interest expense	(117)	(13)	104	800.0%
Interest income	-
Total other expense	(117)	(13)	104	800.0%
Net loss	$(2,072)	$(1,488)	$(584)	39.2%

Sales

Sales decreased by $1,604 or 39.8% during the six months ended June 30, 2014 compared to the same period in 2013, primarily reflecting reductions of $448 in hardware, $871 in software, $388 in content services, and $40 in other services related to certain projects and contracts, offset by an increase of $63 in recurring network hosting services with certain customers.

Gross Profit

Gross profit margin on a percentage basis decreased from 64% to 55% during the six months ended June 30, 2014 compared to the same period in 2013, and it decreased by $1,237 in absolute dollars during the same period. Both the decrease in gross profit margin and decrease in absolute dollars are the result of the decrease in sales overall, but primarily result of the decrease in software sales by $871, $750 of which was a nonrecurring one-time license fee, and the decrease in content services sales by $388 during the six months ended June 30, 2014 compared to the same period in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $228 during the six months ended June 30, 2014 compared to the same period in 2013. The decrease is mainly due to a decrease of $150 in payroll related expenses due to a decreased number of employees in this department, a decrease of $45 in advertising expenses generally, a decrease of $10 in professional services, and a decrease of $23 in travel related expenses.

Research and Development Expenses

Research and development expenses decreased by $164 during the six months ended June 30, 2014 compared to the same period in 2013. The decrease is primarily due to a decrease in payroll related expenses of $224 in the research and development department, resulting from the reorganization that occurred in August 2013, offset by $80 related to a research and development credit we received in the first six months of 2013.

General and Administrative Expenses

General and administrative expenses have decreased by $326 during the six months ended June 30, 2014 compared to the same period in 2013. The decrease is mainly a result of a decrease of $336 in payroll related expenses involving different departments resulting from the reorganization that occurred in August 2013, and increase of $322 due to the impact of exchange rates, a decrease of $130 in professional services, a decrease of $69 in Investor’s relations and related categories, and a decrease of $13 in rent, telephone, and utility expenses.

Depreciation and Amortization Expenses

Depreciation decreased by $39 during the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of reduced capital expenditures and certain equipment becoming fully depreciated over the past twelve months.

Other Expenses

Interest expense increased by $104 during the six months ended June 30, 2014 compared to the same period in 2013 as a result of the convertible notes issued to investors in December 2013 and June 2014.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011 and the six months ended June 30, 2014 and 2013. At June 30, 2014, we had cash, cash equivalents and restricted cash of $337 and working capital of $186. The cash used in operating activities for the three and six months ended June 30, 2014 was $719 and $1,551, respectively. At June 30, 2014, we had no outstanding balance and no borrowing capability on our line of credit with Silicon Valley Bank (See Note 4).

The financial statements for the fiscal year ended December 31, 2013 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations. We do not currently have sufficient capital resources to fund operations beyond August 30, 2014. We continue to experience operating losses.

We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business operations, if any, and future equity and/or debt financings, if any.

The Company has engaged a registered broker-dealer to assist the Company in connection with a planned private placement under Section 4(2) of the Securities Act of 1933, as amended. The securities proposed to be offered in this financing will not be registered under the Securities Act of 1933, as amended, and will be eligible for re-offer or re-sale in the United States absent subsequent registration or the availability of an exemption from such registration requirements. While there can be no assurance that any of the foregoing efforts will be successful or resolve our liquidity issues, the Company believes that the private placement will raise sufficient investment capital to bridge the Company to a business combination, including its pending merger with Creative Realities, or restructuring to cash flow breakeven. The consummation of such financing is a closing condition to the merger with Creative Realities, LLC.

Management believes that despite its losses to date, the operations of the combined Company resulting from the completed and pending acquisition described herein will provide greater scale and operating efficiencies from integration, leading to operating profitability and positive cash flows from operations, and that together with the proceeds of the potential financing set forth above, would be sufficient to fund operations for at least the next 12 months. Provided the pending acquisition and potential financing are completed, the Company’s business strategy would also include the possibility of engaging in additional strategic acquisitions.

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

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of June 30, 2014, we had an accumulated deficit of $100,091. The cash flow used in operating activities was $1,551 and $1,411 for the six months ended June 30, 2014 and 2013, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $2,072 and $1,488 for the six months ended June 30, 2014 and 2013, respectively. Included in our net losses were non-cash charges consisting of depreciation, stock compensation expense and amortization of warrants issued for debt issuance costs totaling $574 and $392 for the six months ended June 30, 2014 and 2013, respectively. Additionally, cash provided by changes in our working capital accounts for both periods totaled ($3) and ($315) for the six months ended June 30, 2014 and 2013, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 was $28 compared to $23 during the same period in the prior year. The increase in cash used in investing activities was due to fewer purchases of related computer hardware and software purchases during the six months ended June 30, 2014 compared to the same period in the prior year. We currently do not have any material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 was $382 compared to $1,391 for the same period in the prior year.

In June 2014, the Company closed on an offering and issuance of unsecured convertible promissory notes (the “Convertible Notes”) yielding aggregate gross proceeds of $390, and issued three-year warrants to purchase up to 97 shares of the Company’s common stock at a, exercise price per-share of $0.75, in a private placement exempt from registration under the Securities Act of 1933. The promissory notes bear interest at the annual rate of 10%, and mature on December 3, 2015.  At any time prior to the maturity date, any holder of a promissory note may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.65 per share, as adjusted for stock splits and similar adjustments.  The promissory notes convert automatically into shares of common stock of the Company upon the consummation of a change in control transaction of the Company, or, if after June 5, 2015, the Company’s shares of common stock trade at a price equal to or greater than $1.50 per share for at least 20 consecutive trading days.  If a change in control transaction occurs, the conversion price will be adjusted downward (but not upward) to equal the price at which the Company sells any shares of common stock in connection with such transaction.  The Company may prepay the promissory notes after three months without penalty and contain other customary terms. In July 2014, the Company issued a $200 Convertible Note upon the foregoing terms to an accredited investor.

During the first six months of 2013, pursuant to a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission in January 2013. We obtained approximately $1,377 in net proceeds as a result of this registered direct offering.

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

We continue to experience operating losses and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.  Management continues to seek financing on favorable terms; however, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing. If we are unable to generate sufficient revenue, obtain financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of August 18, 2014, and there were no such proceedings pending during the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
2.1	Agreement and Plan of Merger and Reorganization by and among the registrant, Broadcast International Inc. and Broadcast Acquisition Co., dated as of March 5, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2014).
2.2	Amendment to Agreement and Plan of Merger and Reorganization by and among the registrant, Broadcast International Inc. and Broadcast Acquisition Co., dated as of April 11, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2014).
2.3	Agreement and Plan of Merger by and among the registrant, WRT Acquisition, LLC and Creative Realities, LLC, dated as of June 26, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 27, 2014).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIRELESS RONIN TECHNOLOGIES, INC.

Date: August 19, 2014	By:	/s/ Scott W. Koller
Scott W. Koller
Chief Executive Officer

Date: August 19, 2014	By:	/s/ John J. Walpuck
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