Form 10-Q
period 2014-09-30
CREATIVE REALITIES, INC.
filed 2014-11-26
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 001-33169

Creative Realities, Inc.

(formerly Wireless Ronin Technologies, Inc.)

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 Audrey Place, Fairfield NJ 07004

(Address of principal executive offices, including zip code)

(973) 244-9911

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

As of November 26, 2014, the registrant had 42,679,477 shares of common stock outstanding.

CREATIVE REALITIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,224	$108
Accounts receivable, net of allowance of $213 and $73, respectively	3,752	2,354
Inventories and costs and earnings in excess of billings	836	759
Prepaid expenses and other current assets	169	109
Total current assets	6,981	3,330
Property and equipment, net	631	221
Deferred tax asset	1,923	-
Intangibles, net	4,792	120
Goodwill	9,881	1,362
Restricted cash	150	-
Other assets	154	84
TOTAL ASSETS	$24,512	$5,117

LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,210	$1,938
Deferred revenue	1,853	1,809
Accrued liabilities	2,162	340
Due to affiliate		215
Current portion of loans payable	32	317
Total current liabilities	6,257	4,619

Deferred tax liability	1,923	-
Warrant liability	2,440	-
Other liabilities	322	25
	10,942	4,644
COMMITMENTS AND CONTINGENCIES

Convertible preferred, net of discount	1,241	-

SHAREHOLDERS'/MEMBERS' EQUITY
Capital stock, $0.01 par value, 66,667 shares authorized, Preferred stock, 16,667 shares authorized, no shares issued and outstanding	-	-
Common stock, 50,000 shares authorized; 46,218 and 0 shares issued and outstanding	462	-
Additional paid-in capital and accumulated deficit	11,867	-
Members' equity	-	473
Total shareholders'/members' equity	12,329	473
TOTAL LIABILITIES AND SHAREHOLDERS'/MEMBERS' EQUITY	$24,512	$5,117

See accompanying Notes to the Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales
Hardware	$1,839	$2,202	$4,786	$3,944
Services and other	2,581	1,903	4,911	3,923
Total sales	4,420	4,105	9,697	7,867

Cost of sales
Hardware	1,606	1,818	3,709	2,808
Services and other	1,494	1,698	4,051	4,466
Total cost of sales (exclusive of depreciation and amortization shown separately below)	3,100	3,516	7,760	7,274
Gross profit	1,320	589	1,937	593

Operating expenses:
Sales and marketing expenses	411	190	924	621
Research and development expenses	121	-	121
General and administrative expenses	2,013	545	3,489	1,835
Depreciation and amortization expense	206	76	373	220
Total operating expenses	2,751	811	4,907	2,676
Operating loss	(1,431)	(222)	(2,970)	(2,083)

Other income (expenses):
Interest expense	(26)	(8)	(33)	(29)
Other income/expense	593		593
Total other expense	567	(8)	560	(29)
Net loss	(864)	$(230)	$(2,410)	$(2,112)
Deemed dividend on preferred stock	921	-	921	-
Net loss attributable to common shareholders	(1,785)	(230)	(3,331)	(2,112)
Basic and diluted loss per common share	$(0.02)	$(0.01)	$(0.08)	$(0.07)
Basic and diluted weighted average shares outstanding	$36,435	$28,571	$31,212	$28,571

See accompanying Notes to the Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net loss	$(2,410)	$(2,112)
Depreciation and amortization	378	220
Warrant liability	(593)	-
Adjustment to reconcile net loss to cash:
Accounts receivable	(222)	(193)
Inventories/Costs in excess	516	(542)
Prepaid expenses and other current assets	60	(21)
Accounts payable	(1,262)	887
Deferred revenue	(706)	862
Accrued liabilities	1,382	-
Net cash used in operating activities	(2,857)	(899)
Investing activities
Purchases of property and equipment	(433)	(81)
Acquisition of WRI and BI (includes transaction fees related to acquiree)	(745)
Net cash used in investing activities	(1,178)	(81)
Financing activities
Payments on bank borrowings	(285)	(188)
Borrowings from affiliate	1,911	1,402
Preferred stock and warrant proceeds	4,674	-
Net cash provided by financing activities	6,300	1,214

Increase in Cash and Cash Equivalents	2,265	234
Cash and Cash Equivalents, beginning of period	108	16
Cash and Cash Equivalents, end of period	$2,373	$250

Interest Expense Paid:	$34	$29
Non Cash - Conversion of borrowings from affiliate to equity	$2,125	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financing and Merger

On August 18, 2014, we entered into a Securities Purchase Agreement with institutional and accredited investors pursuant to which we offered and sold an aggregate of 5,190,000 shares of our Series A Convertible Preferred Stock at $1.00 per share, and issued five-year warrants to purchase an aggregate of 6,487,000 shares of common stock at a per-share price of $0.50 (subject to adjustment), in a private placement exempt from registration under the Securities Act of 1933. The financing effected by our sale of the preferred stock was a condition to the closing of a merger contemplated by June 26, 2014 Agreement and Plan of Merger we entered into Creative Realities, LLC and later amended on August 20, 2014 (such agreement, as amended, referred to simply as the “Creative Realities Merger Agreement”).

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities, LLC. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, a Delaware limited liability company and then the sole member of Creative Realities, received shares of our common stock equivalent to approximately 59.2% of common stock issued and outstanding immediately after the merger, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger. As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,949 shares of common stock and warrants to purchase common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our common stock immediately after the merger transaction.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction, while Wireless Ronin Technologies (the registrant) was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. Creative Realities, LLC was determined to be the accounting acquirer since its former shareholder has majority control of the common stock, is by far the largest shareholder, and has the majority members of the board of directors and of the executive officers. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will become those of Creative Realities, with the financial results of Wireless Ronin Technologies included only beginning with the merger date. Creative Realities will allocate the deemed purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill (see Note 2). Effective September 15, 2014, Wireless Ronin Technologies, Inc. changed its name to Creative Realities, Inc.

As used throughout this report, the “Company” generally refers to the registrant (Creative Realities, Inc., formerly known as Wireless Ronin Technologies, Inc.), unless the context otherwise indicates or requires. Use of the first person “we” refers to the Company or, if the context so requires, to the historical business of Creative Realities or the registrant itself, in each case prior to the consummation of the August 20, 2014 merger transaction.

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2013 included in the Company’s 8-K filed with the SEC on August 22, 2014.

We believe that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2014.

Nature of the Company’s Business

Creative Realities, Inc. is a Minnesota corporation that provides innovative shopper marketing and digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging shopper and digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising and omni-channel customer engagement systems; interactive digital shopping assistants, advisors and kiosks; other interactive marketing technologies such as mobile, social media, transactions, beaconing, and web-based media that enable our customers to transform how they engage with consumers; and dynamic digital signage. We believe we are the world’s leading interactive marketing technology company that focuses on the retail shopper experience – a “shopper marketing technology company.” In sum, we help retailers and brands use the latest technologies to create better shopping experiences.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation

The consolidated financial statements include the accounts of Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), our wholly owned subsidiaries Creative Realities, LLC, Broadcast International, Inc., and Wireless Ronin Technologies Canada, Inc. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

2. Foreign Currency

Our functional currency for its operations, including those in Canada, is the U.S. Dollar. Foreign exchange transaction gains and losses attributable to exchange rate movements related to transactions made in the local currency and on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income (expense).

3. Revenue Recognition

We recognize revenue primarily from these sources:

•	System hardware sales
•	Professional services
•	Software design and development services
•	Software and software license sales
•	Implementation services
•	Maintenance and support services

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-910, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, ASC 605-10-599, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables, and ASC subtopic 605-985, Revenue Recognition: Software (or ASC 605-35), with respect to all transactions involving the sale of software licenses. In the event of a multiple-element arrangement, we evaluate if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 605-985-25-5. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payments are fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment.

Revenues for services are recognized when the underlying service is delivered or performed pursuant to the terms of each arrangement. When the fair value of an undelivered element cannot be determined, we defer revenue for the delivered elements until the undelivered elements are delivered. If an acceptance period is required, revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Sales and use taxes are reported on a net basis, excluding them from sales and cost of sales.

Multiple-Element Arrangements — We enter into arrangements with customers that include a combination of software products, system hardware, maintenance and support, or installation and training services. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which we do not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which we do not have VSOE of fair value have been delivered. We have determined VSOE of fair value for each of its products and services.

The VSOE for maintenance and support services is based upon the renewal rate for continued service arrangements. The VSOE for installation and training services is established based upon pricing for the services. The VSOE for software and licenses is based on the normal pricing and discounting for the product when sold separately.

Each element of our multiple-element arrangements qualifies for separate accounting. Nevertheless, when a sale includes both software and maintenance, we defer revenue under the residual method of accounting. Under this method, the undelivered maintenance and support fees included in the price of software is amortized ratably over the period the services are provided. We defer maintenance and support fees based upon the customer’s renewal rate for these services.

System hardware sales

We recognize revenue on system hardware sales generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Professional services

Included in services and other revenues is revenue derived primarily from consulting related to discovery and requirements definition processes, the design and development of various marketing experiences, and content development and management. The majority of professional services and accompanying agreements qualify for separate accounting. Professional services are bid either on a fixed-fee basis, time-and-materials basis or both. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones, by using the percentage-of-completion method, or the completed contract method.

Software design and development services

Revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with FASB ASC 605-985-25-88 through 107. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. Selling, general and administrative costs are charges to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

Implementation services

We recognize implementation services revenue when an installation or deployment is completed.

Maintenance and support services

Maintenance and support consists of software updates and various forms of support services. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. We also offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day.

Maintenance and support revenue is recognized ratably over the term of the contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. We support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system.

 Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in work-in-process on the balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenue until revenue recognition criteria are met. Unbilled receivables are a normal part of our business as some receivables are invoiced in the month following shipment or completion of services. Our policy is to present any taxes imposed on revenue-producing transactions on a net basis.

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2014 and December 31, 2013, we had substantially all cash invested in a commercial paper sweep account. We currently maintain the majority of our cash balances in one financial institution located in Chicago.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. Our allowance for doubtful accounts was $213 and $73 at September 30, 2014 and December 31, 2013, respectively.

6. Prepaid Expenses

Our prepaid expenses consist of marketing initiative expenses and insurance, which are amortized ratably over the term of the respective agreements.

7. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence and was $96 and $82 as of September 30, 2014 and December 31, 2013, respectively. Work-in process represents costs in excess of billings for each period and was $740 and $677 as of September 30, 2014 and December 31, 2013, respectively.

8. Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability.

FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of capital lease obligations approximates carrying value based on the interest rate in the lease compared to current market interest rates.

9. Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leased equipment is depreciated over the term of the capital lease. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method.

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 - 5 years
Demonstration equipment	3 - 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation and amortization expense was $206 and $76 for the three months September 30, 2014 and 2013, and was $373 and $220 for the nine months ended September 30, 2014 and 2013.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three and nine months ended September 30, 2014 and 2013. Software development costs have been recorded as research and development expense for the three and nine months ended September 30, 2014 and 2013. We incurred research and development expenses of $121 and $0, and $121 and $0 during the three and nine months ended September 30, 2014 and 2013, respectively.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC weighted average number of basic shares outstanding for that period, determined by applying the conversion ratio from the merger to the outstanding shares of Creative, plus the number of Creative shares deemed issued to CRI stockholders as a result of the merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 12.1 million at September 30, 2014 were excluded from the computation of loss per share as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the three and nine months ended September 30, 2014 is after dividends on convertible preferred stock of $35 and amortization of the beneficial conversion feature of $886.

12. Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of September 30, 2014. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our federal and state tax returns are potentially open to examinations for all years since 2000 due to net operating loss carryforwards.  As of September 30, 2014, we are not under any income tax audits by tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011 and are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Until the merger date, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three and nine months ended September 30, 2014 and 2013, as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

All stock options became fully vested on the merger date and the value of those options on the merger date was included in the merger purchase price consideration, with no further stock-compensation expense for those options. We had no unvested stock options or awards outstanding at September 30, 2014. See note 12 for more information related to options and awards.

14. Convertible Preferred Stock Warrants

The Company accounts for detachable warrants issued with its convertible preferred stock as a liability on the consolidated balance sheets at their estimated fair value. At the end of each reporting period, changes in the estimated fair value of the convertible preferred stock warrants during the period are recorded through other income (expense), net in the consolidated statements of operations.

15. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination and is not amortized, but instead tested for impairment at least annually using a measurement date of September 30 (see Note 5).

16. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the nine months ended September 30, 2014 and 2013.

17. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.

18. Change in authorized shares

On October 15, 2014, the Company filed articles of amendment to articles of incorporation to change the authorized common shares from 50,000,000 to 200,000,000 and preferred shares from 16,666,666 to 50,000,000 which were approved by the shareholders. Form 8-K filed with the Securities and Exchange Commission on October 16, 2014 reflects this change.

19. Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity", which amends the definition of a discontinued operation in Accounting Standards Codification, or ASC, 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted except as defined in the ASU. We will evaluate the effects, if any, adoption of this guidance will have on our financial statements.

NOTE 2: CREATIVE REALITIES, LLC MERGER

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities, LLC. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, then the sole member of Creative Realities, received shares of our common stock equivalent to approximately 59.2% of the common stock issued and outstanding immediately after the merger, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger. As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,919 shares of common stock and warrants to purchase common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our common stock issued and outstanding immediately after the merger.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction while the registrant was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will be those of Creative Realities with the financial results of Wireless Ronin Technologies included only beginning with the merger date. We will allocate the deemed purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill. Effective September 15, 2014, the Wireless Ronin Technologies, Inc. (the registrant) changed its name to Creative Realities, Inc.

Under reverse acquisition accounting, as the accounting acquirer, Creative Realities is deemed (for accounting purposes only) to have issued to the registrant’s shareholders approximately 17.1 million shares with an aggregate value at the merger date of $10.8 million based on the August 20, 2014 market price of its common shares of $0.63. Creative Realities is also deemed to have issued replacement options to the registrant’s option holders and replacement warrants to the registrant’s warrant holders. The estimated fair value of the registrant’s warrants and the value of the vested stock options of the registrant, all of which were deemed to have vested in connection with a change of control as of the effective date of the transaction on August 20, 2014, aggregating $1.2 million, were included as purchase price consideration, making the total purchase consideration $12.0 million.

The following is a preliminary estimate of the merger consideration to be transferred to effect the merger:

(in thousands)
Deemed (for accounting purposes only) issuance of shares to CRI, Inc. shareholders	$10,774
Deemed (for accounting purposes only) issuance of warrants to CRI, Inc. shareholders	689
Deemed (for accounting purposes only) issuance of stock options to CRI, Inc. shareholders	497

Total consideration	$11,960

The deemed issuance of warrants and stock options represent the fair value of those warrants and stock options based on the Black-Scholes valuation model, using the CRI, Inc. share price on the merger date as an input.

The following assumptions were applied in determining the fair value of deemed (for accounting purposes only) conversion of CRI, Inc. warrants and stock options awards:

Risk-free interest rate	0.49%-2.09%
Expected term	1.3-7.0 years
Expected price volatility	98%-143%
Dividend yield	-

Our computation of expected volatility is based on historical volatility. The expected option term was calculated using the simplified method, an average of the contractual term and vesting period. The risk free interest rate of the award is based on the U.S. Treasury yield curve in effect at the time of the merger and having a term consistent with the expected term of the award.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Wireless Ronin Technologies, Inc. deemed to have been acquired in the merger, based on their fair values at the merger date. The estimated fair values are preliminary and based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values, but we are waiting for additional information necessary to finalize these amounts, particularly with respect to the estimated fair value of intangible assets, property, plant and equipment, inventory and accounts receivable. Thus the preliminary measurements of fair value reflected are subject to changes and such changes could be significant. We expect to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the merger date. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

(in thousands)
Current assets	$2,031
Property and equipment	167
Goodwill	8,519
Other intangible assets	4,860
Deferred tax asset	1,923
Other assets	73
Total assets	17,573

Current liabilities	3,690
Deferred tax liability	1,923
Total liabilities	5,613

Estimated purchase price	$11,960

The estimated fair value of amortizable intangible assets of $4.95 million is amortized on a straight-line basis over estimated useful lives that will range from 3-5 years, subject to the completion of the purchase price allocation. The weighted-average useful life of amortizable intangibles is approximately 3.9 years. The purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

		Useful lives
(in thousands)	Amounts	(years)

Technology platform - Broadcast	$920	5
Technology platform - Wireless Ronin	2,680	4
Customer relationships	1,260	3

Total	$4,860

The fair values of the technology platforms and the customer relationship were estimated using a discounted present value income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

In addition, deferred revenue was reduced by approximately $0.2 million to the fair value of the cost of fulfillment plus a normal profit on that effort. We also established an accrual for rent of $0.3 million, related to the above market lease rate on the Minnetonka facility. This accrual will be amortized over the remaining lease term through December 31, 2018.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. None of the goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $360 and $400 of CRI, Inc.’s acquisition-related costs that were expensed during the three and nine months ended September 30, 2014, respectively. These costs are included in selling, general and administrative costs in our consolidated statements of operations.

The actual parent net sales and net loss (i.e., net sales relating to the business conducted by the registrant, as Wireless Ronin Technologies, Inc., prior to the August 20, 2014 merger with Creative Realities) included in our consolidated statements of operations for the three and nine months ended September 30, 2014 (for the period from the August 20, 2014 merger date through September 30, 2014, which are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2013 (excludes any impact of the Broadcast International, Inc. acquisition by Wireless Ronin Technologies, Inc. on August 1, 2014) (in thousands):

Actual WRT results of operations included in the
Consolidated Results of Operations:

Net sales	$1,636
Net loss	(195)

	Nine months ended
(Unaudited)	September 30,
	2014	2013
Supplemental pro forma combined results of operations:

Net sales	$12,948	$13,433
Net loss	(4,078)	(4,754)

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Broadcast International, Inc. (Broadcast) is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise. On August 1, 2014 (the Broadcast Merger Date), Wireless Ronin Technologies (“WRT”) acquired 100% of the outstanding shares of Broadcast by issuing 7.1 million shares of WRT common stock with an aggregate value at the Broadcast merger date of $3.6 million based on the price of WRT shares on the merger date. The former Broadcast shareholders owned approximately 36.5% of the WRT common stock outstanding immediately after the Broadcast merger, calculated on a modified fully diluted basis. As the acquirer, WRT allocated the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Broadcast, with excess purchase price recorded as goodwill. Those allocations to Broadcast assets and liabilities were superseded by the purchase price allocation from the August 20, 2014 merger transaction with Creative Realities that occurred after the Broadcast merger.

NOTE 3: FAIR VALUE MEASUREMENT

We measure certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with FASB ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

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

The convertible preferred stock warrants are carried at fair value using Level 3 inputs utilizing a Black-Scholes option pricing model under probability weighted estimated outcomes. There were no Level 3 items prior to September 30, 2014. Refer to note 11 for further details about the valuation of the warrant liability.

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	September 30,	December 31,
	2014	2013
Finished goods	$96	$82
Work-in-process	740	677
Total inventories	$836	$759

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from January 1, 2013 to December 31, 2014 are as follows (in millions):

Goodwill at January 1, 2013	$1.4
No activity in 2013	-
Goodwill at December 31, 2013	1.4
Merger of Creative and WRT (note 2)	8.5
Goodwill at September 30, 2014	$9.9

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology platform	$3,600	$96	$-	$-
Customer relationships	1,260	47	-	-
Trademarks and trade names	300	225	300	180

	5,160	$368	300	$180

Accumulated amortization	368		180
Net book value of amortizable intangible assets	$4,792		$120

For the three and nine months ended September 30, 2014 and 2013, amortization of intangible assets charged to operations was approximately $158, $188, $15 and $45, respectively.

Estimated amortization expense, for all intangible assets, for the quarter ending December 31, 2014 and the four years subsequent to December 31, 2014 is as follows (in thousands):

Period ending December 31,
2014	$334
2015	1,334
2016	1,274
2017	1,121
2018	610
Thereafter	119

In accordance with ASC 350, we test for goodwill impairment at least annually. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. We estimated the fair value in relation to the trading price of the Company’s common stock.

This approach uses significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. As a result of its annual impairment analysis at September 30, there was no impairment expense for the year ended September 30, 2014.

NOTE 6: LOANS PAYABLE

We had a note payable to JPMorgan Chase Bank, N.A. which was paid in full on October 1, 2014. The balance of the note payable was $32 at September 30, 2014 and $317 at December 31, 2013. The interest rate was 5.25% at September 30, 2014 and 2013. The loan was secured by all of the assets of the Company. The loan was repaid in full in October 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014 for the quarter ending December 31, 2014 and the four years following are as follows:

Year ending December 31,
2014	$187
2015	644
2016	646
2017	663
2018	495
Thereafter	667
$3,302

Rent expense totaled $137 and $110, and $522 and $255 for the three and nine months ended September 30, 2014 and 2013, respectively, and is included in General and Administrative expenses.

Effective November 2014, the Company has sublet approximately 9,000 sq. ft of space at its Minnetonka, MN office at an annual rate of $11 per square foot subject to annual increases of 2.5%.

Litigation

In August 2014, we initiated a breach-of-contract lawsuit against a customer and certain parties related to that customer for failure to pay. The defendants have answered and asserted counterclaims. In the event we are unable to reach a negotiated settlement with the defendants, we intend to vigorously litigate our claims and contest the defendants’ counterclaims. At this time, we do not believe the litigation matter is likely to have a material and adverse impact on the Company.

On November 13, 2014, a former vendor alleging our failure to pay outstanding invoices initiated a breach-of-contract lawsuit against us. We are in the process of preparing an answer and asserting certain counterclaims. In the event we are unable to reach a negotiated settlement with the vendor, we intend to vigorously litigate our counterclaims and contest those claims made against us. At this time, we do not believe the litigation matter is likely to have a material and adverse impact on the Company.

NOTE 8: RESTRUCTURING

During the three months ended September 30, 2014, we took restructuring actions to lower our cost structure by reducing our headcount. We incurred restructuring expenses for termination costs, $582 of which were including in selling, general and administrative expenses on the statement of operations. As of September 30, 2014, none of the accrued expense has been paid.

NOTE 9: RELATED PARTY TRANSACTIONS

 On July 31, 2014, our then-parent entity and sole shareholder converted an obligation we owed to that parent into $2.125 million of members’ equity.

NOTE 10: INCOME TAXES

Our deferred tax liabilities are primarily related to the estimated fair value adjustments for intangibles other than goodwill, established in connection with the merger. Our deferred tax assets are primarily related to net operating loss carryforwards (NOLs). We have very substantial NOLs that are limited by IRS Section 382 due to change in control. IRS Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a preliminary analysis of the annual NOL carryforwards that are available to be used against taxable income. We scheduled by year the taxable income generated by reversal of the deferred tax liabilities and established a deferred tax asset for the NOLs that would be utilized by the taxable income generated. We established a valuation allowance for the rest of the NOLs. Deferred tax assets and liabilities were established at an estimated combined federal and state rate of 38%. As we finalize the purchase accounting relating to the August 20, 2014 merger transaction, we expect to perform a more detailed analysis of expected future tax rates, Section 382 limitations, and the scheduling of taxable income. After such detail analysis, the related deferred income taxes and goodwill amounts may differ significantly from the amounts recorded at September 30, 2014.

NOTE 11: CONVERTIBLE PREFERRED STOCK AND WARRANTS

On August 20, 2014, directly related to the merger, we issued 5,190,000 shares of Series A Convertible Preferred Stock at $1.00 per share. In connection with this issuance, we also issued detachable five-year warrants to purchase 6,487,500 common shares at a price of $0.50. Gross proceeds were $5.2 million, with net proceeds of $4.8 million, after transaction costs.

The preferred stock entitles its holders to a 6% cumulative dividend, payable semi-annually in cash or in kind, and may be converted to our common stock at the option of a holder at an initial conversion price of $0.40 per share, subject to adjustment.  Subject to certain conditions, we may call and redeem the preferred stock after three years.  During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The holders of the preferred stock will be entitled to vote their shares on an as-converted basis and they will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

Subject to certain customary exceptions, the preferred stock has full-ratchet conversion price protection in the event that we issue common stock or common stock equivalents below the conversion price, as adjusted. The warrants issued to purchasers of the preferred stock contain similar full-ratchet exercise price protection in the event that we issue common stock or common stock equivalents below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, we granted purchaser of the preferred stock certain registration rights pertaining to the shares of our common stock they may receive upon conversion of their preferred stock and upon exercise of their warrants.

We have determined that the convertible preferred stock contains a beneficial conversion feature based on the conversion price of $0.40 per share compared to the price at closing of $0.63 per share. The $1.1 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid-in capital. The preferred stock became convertible on October 10, 2014 convertible, and accordingly the discount was amortized as an addition to additional paid-in capital over the period from the merger date to October 10, 2014.  The preferred stock is classified as temporary equity of $1.2 million, net of the value of the warrants and unamortized value of the beneficial conversion feature. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no adjustment to the potential redemption price of the discount until it would be probable that a change in control would occur.

As mentioned above, we issued five-year warrants to purchase 6,487,500 common shares at a price of $0.50 as part of issuing the Series A Convertible Preferred Stock.  We account for the warrants as a liability on the condensed consolidated balance sheet, at their estimated fair value. The liability will be marked-to-market each reporting period with the change impacting the statement of operations. We determined the fair value of the warrants at the August 20, 2014 date of issuance was $3.0 million and was $2.4 million at September 30, 2014. The change in value during the three months ended September 30, 2014 of $593,000 is an increase to income on the statement of operations and was caused primarily by the decrease in our share price from $0.63 at issuance to $0.53 at September 30, 2014. The valuation is based on the Black-Scholes option pricing model, adjusted for the estimated value of the exercise price protection.

NOTE 12: STOCKHOLDERS’ EQUITY

Under reverse acquisition accounting, the amount of common stock reflects the equity structure of the legal acquirer (the par value and the number of shares outstanding of WRT). Under purchase accounting, stockholders’ equity reflects the elimination of the historical member’s equity of Creative Realities, LLC and the recognition of approximately 46.2 million shares of our common stock issued and outstanding upon completion of the merger ($462 thousand of common stock at $0.01 par value). Amounts in additional paid-in capital represent that of Creative Realities, adjusted to reflect the additional fair value of our shares issued, less the par value of our shares outstanding after the combination, and includes $1.2 million to reflect the portion of the purchase price related to the total estimated fair value of WRT warrants and the vested stock options outstanding on the merger date. Retained earnings (accumulated deficit) represent that of Creative Realities prior to the merger date

In addition to the warrants outstanding related to the Series A Convertible Preferred Stock discussed in note 11, we have other warrants outstanding at September 30, 2014. As discussed in Note 1, in connection with the merger transaction, we issued a warrant to the parent of Creative Realities to purchase 1.8 million our common shares at an exercise price of $0.48 per share. These warrants expire in August 2019. As discussed in Note 2, outstanding WRT warrants carried over, which in the aggregate allow for purchase of up to 2.8 million shares at prices ranging from $.70 to $83.37 and a weighted average exercise price of $7.66. As discussed in Note 11, in connection with the issuance of Convertible Preferred Stock, we issued warrants, which in the aggregate allow for purchase of up to 6.5 million shares at an exercise price of $.50. As discussed in the Recent Developments section of Item 2 of this report, we entered into certain consulting agreements and financial advisory agreements pursuant to which we issued, in private placements, warrants to purchase an aggregate of .5 million shares of common stock at the per-share price of $.50. We also have stock options outstanding to purchase approximately 1.3 million shares at prices ranging from $0.45 to $541 with a weighted average exercise price of $3.32 and a weighted average remaining contractual life of 7.6 years.

Under reverse acquisition accounting, as the accounting acquirer, Creative Realities is deemed (for accounting purposes only) to have issued replacement options to the registrant’s option holders, replacement warrants to the registrant’s warrant holders, in addition to the other issuances of warrants described in this report and summarized in the table below. All of registrant’s stock options were deemed to have vested in connection with a change of control (contemplated as part of the original award) as of the effective date of the transaction on August 20, 2014, and were included as purchase price consideration.

	Warrants	Options
(in thousands)
Beginning Balance as of August 20, 2014	-	-
Replacement warrants and options assumed with WRT merger	2,811,557	1,298,190
Warrants issued to Slipstream, LLC in connection with reverse merger	1,779,015
Warrants issued to August 2014 convertible preferred financing investors	6,487,500
Warrants issued to financial advisors in connection with financing	527,625
Balance as of September 30, 2014	11,605,697	1,298,190

NOTE 13: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 14: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one business segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the nine months ended September 30, 2014 and 2013, were in the United States and Canada.

Major Customers

We had four and two customers that accounted for 71% and 44% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

The Company had two and four customers that accounted for 43% and 67% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15: LIQUIDITY

For the nine months ended September 30, 2014 and the year ended December 31, 2013, we had a net loss of $(2,410) and $(2,848), and a negative cash flow from operations of $(2,857) and $(865), respectively. Historically, we have had continuing operating losses, negative cash flows from operations and working capital deficiencies.

As discussed in Note 2, we merged with Creative Realities, Inc. (then known as Wireless Ronin Technologies, Inc., or “WRT”) on August 20, 2014. On a pro forma basis as if the merger occurred on January 1, 2013, the combined companies would have had a net loss for the nine months ended September 31, 2014 of $(4,078) million and for the year ended December 31, 2014 of $(6,445) million. Prior to the merger, WRT experienced continuing operating losses and WRT’s independent registered public accounting firm expressed substantial doubt about WRT’s ability to continue as a going concern.

In connection with the mergers as discussed in Note 2, the combined companies raised net proceeds of $4.7 million from the issuance of convertible preferred stock and certain debt that was converted to equity. As of September 30, 2014, the combined companies had cash and cash equivalents of $2.2 million. As of the date of this report, management believes that its existing working capital resources, together with projected cash flow, are sufficient to fund its operations through at least December 2015. The Company will still need to generate sufficient revenue, obtain financing, or adjust operating expenses so as to maintain positive working capital. Additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and debt financing, if available, may involve restrictive covenants.

NOTE 16: SUBSEQUENT EVENTS

On October 9, 2014, the Board of Directors granted 3,753,427 options to purchase common stock of the Company to our CEO, and 480,685 options to purchase common stock of the Company to our COO/CFO. The options granted vest in 25% increments on each of the first four anniversaries of the date of grant, and expire ten years after the date of grant. In addition, on October 9, 2014, the Board of Directors granted 1,321,234 options to purchase common stock of the Company to certain employees, which options vest based on various performance metrics, including the achievement by the Company of certain performance targets, and the achievement by the employee of at least a satisfactory review after one full year of employment with the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We do not undertake to update any forward-looking statement.

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative shopper marketing and digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging shopper and digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising and omni-channel customer engagement systems; interactive digital shopping assistants, advisors and kiosks; other interactive marketing technologies such as mobile, social media, transactions, beaconing, and web-based media that enable our customers to transform how they engage with consumers; and dynamic digital signage. We believe we are the world’s leading interactive marketing technology company that focuses on the retail shopper experience—a “shopper marketing technology company.” In sum, we help retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Broadcast International, Inc., a Nevada corporation, and Wireless Ronin Technologies Canada, Inc.

We profit in this business by:

●	consulting with our customers to determine the technologies and solutions required to achieve their specific goals, strategies and objectives;

●	designing our customers’ marketing and advertising experiences, content and interfaces;

●	engineering the architecture and development of production systems, solutions and content, serving our customers with advanced interactive capabilities and content to engage and motivate shoppers;

●	managing the efficient, timely and cost-effective deployment of shopper marketing technology and solution implementations for our customers;

●	offering a series of media management, scheduling, playlist management, network management and other capabilities through our enterprise grade, web-based, proprietary software platforms; and

●	providing our customers with ongoing content, network operation center (“NOC”), managed, hosting, and maintenance and support services.

These activities generate revenue through: solution sales; service fees for consulting, content engineering, software development, implementation services, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

Our shopper marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are not new, but the planning, development, implementation and maintenance of technology-enabled experiences involving shopper and digital marketing technologies is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.  As a result, we remain an early stage company without an established history of profitability, or substantial or steady revenue.

We believe that the adoption and evolution of shopper marketing and digital marketing technology solutions will increase substantially in years to come both in the industries on which we currently focus and in other industries. We also believe that adoption of our solutions depends not only upon the services and solutions that we provide but also upon the cost of hardware used to process and display content. Digital media players and flat panel displays constitute a large portion of the expenditure customers make relative to the entire cost of a shopper marketing or digital marketing system implementation. Costs of these digital media players and flat panel displays have historically decreased and we believe they will continue to do so, though we neither manufacture either product nor substantially affect the overall markets for these products. We also expect various content and network management system software to be deployed on lower cost media players, and coupled with a continued decline in costs for flat panel displays, we believe that the broader adoption of shopper and other digital marketing technology solutions is likely to increase, though we cannot predict the rate at which such adoption will occur.

Our company sells products and services primarily throughout North America.

Recent Developments

Acquisition of Broadcast International

On March 5, 2014, we entered into an Agreement and Plan of Merger and Reorganization with Broadcast Acquisition Co., a wholly owned subsidiary of ours, and Broadcast International, Inc., which agreement was later amended on April 11, 2014 (as amended, the “Broadcast Merger Agreement”). We completed the contemplated merger at the close of business on August 1, 2014, and thereupon acquired the business and assets of Broadcast International. As a result of this merger, each share of common stock of Broadcast International, including securities convertible or exercisable into shares of Broadcast International common stock, issued and outstanding immediately prior to the close of business on August 1, 2014 was converted into the right to receive .00535594 validly issued, fully paid and non-assessable shares of our common stock, resulting in our issuance of an aggregate of 7,093,273 shares of common stock to the former security holders of Broadcast International.

Preferred Stock Financing

On August 18, 2014, we entered into a Securities Purchase Agreement with institutional and accredited investors pursuant to which we offered and sold an aggregate of 5,190,000 shares of our Series A Convertible Preferred Stock at $1.00 per share, and issued five-year warrants to purchase an aggregate of 6,487,000 shares of common stock at a per-share price of $0.50 (subject to adjustment), in a private placement exempt from registration under the Securities Act of 1933.

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind, and may be converted into our common stock at the option of a holder at an initial conversion price of $0.40 per share, subject to adjustment. Subject to certain conditions, we may call and redeem the preferred stock after three years. During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The preferred stock has full-ratchet price protection in the event that we issue common stock below the conversion price, as adjusted, subject to certain customary exceptions. The warrants issued to purchasers of the preferred stock contain weighted-average price protection in the event that we issue common stock below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, we granted purchasers of the preferred stock certain registration rights pertaining to the common shares they may receive upon conversion of their preferred stock and upon exercise of their warrants.

Acquisition of Creative Realities

The financing effected by our sale of the preferred stock was a condition to the closing of a merger contemplated by June 26, 2014 Agreement and Plan of Merger we entered into Creative Realities, LLC and later amended on August 20, 2014 (as amended, the “Creative Realities Merger Agreement”).

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, a Delaware limited liability company and then the sole member of Creative Realities, received shares of our common stock equivalent to approximately 59.2% of common stock issued and outstanding immediately after the merger, calculated on a modified fully diluted basis, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock issued and outstanding immediately after the merger, again calculated on a modified fully diluted basis. In each case, “modified fully basis” means inclusion of all shares of outstanding common stock together with common stock issuable upon exercise or conversion of outstanding securities, other than the Series A Convertible Preferred Stock (see above) and certain shares of common stock issuable upon exercise of warrants and options having an exercise price agreed by the parties to have been significantly out of the money.

As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,949 shares of common stock and warrants to purchase common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our common stock immediately after the merger.

Changes in Management and Board of Directors; New Employment Arrangements

On August 20, 2014, our directors Steve Birke, Scott Koller and Howard Liszt resigned their positions on our Board of Directors, and Messrs. Paul Price, Alec Michaels and David Bell were appointed by the board to fill the vacancies created by those resignations. At the time of their resignations, Messrs. Birke and Liszt each served on the board’s audit and compensation committees. On the same date, Mr. Scott Koller resigned his position as our Chief Executive Officer but retained the title of President, and Mr. Paul Price was appointed as our Chief Executive Officer. Mr. John Walpuck retained his titles as our Chief Financial Officer and Chief Operating Officer.

In connection with the appointment of Paul Price as our Chief Executive Officer, we entered into an employment agreement with Mr. Price. The agreement is effective for a one-year term, which automatically renews for additional one-year periods unless the Company or Mr. Price elects not to extend the employment term. Under the agreement, Mr. Price is eligible to participate in performance-based cash bonus or equity award plans for the Company’s senior executives. Mr. Price will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements.

In the event of a termination of employment for “good reason” and without “cause,” as such terms are defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Price’s employment, Mr. Price will be entitled to receive a severance payment equal to 12 months of his then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of a one-year period.

The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

On August 20, 2014, we entered into an agreement with Mr. Scott Koller to amend our employment agreement with him. The amendment provides that Mr. Koller will remain employed by us for a six-month period unless the Company or Mr. Koller delivers a written notice of termination with at least 60 days advance notice. It further provides that upon termination of Mr. Koller’s employment without cause, as defined in the original agreement, whether by us or upon Mr. Koller’s resignation with a minimum 60-day notice, Mr. Koller is entitled to receive severance payments equal to 12 months of his then-current base salary, payable over 12 months. The amendment also increased Mr. Koller’s annual salary to $325,000 per year. On September 30, 2014, we delivered to Mr. Koller a written notice of termination.

Convertible Notes and Warrants

On June 5, 2014, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we offered and sold unsecured convertible promissory notes yielding aggregate gross proceeds to us of $590,000, and issued three-year warrants to purchase up to 737,500 shares of our common stock at a per-share price of $0.75, in a private placement exempt from registration under the Securities Act of 1933. The promissory notes bore interest at the per annum rate of 10%, and were to mature on December 3, 2015. By their express terms, the promissory notes converted automatically into shares of our common stock immediately prior to our merger transaction with Creative Realities, LLC. Upon the conversion, and in conformity with the conversion terms of the notes, the conversion price of the notes was adjusted downward to $0.40 per share, so as to equal the price at which sold common shares in connection with the merger transaction. As a result of the conversion, a total of 1,501,454 common shares were issued in satisfaction of converted principal (1,475,000 shares) and accrued but unpaid interest thereon (26,454 shares). The issuance of these securities included our grant of piggyback registration rights to the holders.

Advisory and Other Warrants

From April through August 2014, we entered into certain consulting agreements and financial advisory agreements pursuant to which we issued, in private placements, warrants to purchase an aggregate of 527,625 shares of common stock at the per-share price of $.50. In addition, in July 2014, we obtained a $400,000 loan from an accredited investor and in exchange issued, in a private placement, a secured convertible promissory note accruing interest at the per annum rate of 10%, together with a five-year warrant to purchase up to 153,846 shares of our common stock at a per-share price of $0.70. The promissory note bore interest at the annual rate of 12%, and was to mature on July 16, 2015 or, if earlier, upon the consummation of change in control. We paid our obligations under the promissory contemporaneously with the closing of our merger with Creative Realities, LLC. The issuance of the warrants described above included our grant of piggyback registration rights to the holders.

Our Sources of Revenue

We generate revenue through shopper and digital marketing solution sales, which include system hardware, software design and development, consulting, software license, deployment, and maintenance and support services.

We currently market and sell our technology and solutions primarily through our sales and business development personnel, but we also utilize agents, strategic partners, and lead generators who provide us with access to additional sales, business development and licensing opportunities.

Our Expenses

Our expenses are primarily comprised of three categories: sales and marketing, research and development, and general and administrative. Sales and marketing expenses include salaries and benefits for our sales, business development solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospect new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our proprietary software platforms and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.

Critical Accounting Policies and Estimates

A discussion of Wireless Ronin Technologies, Inc.’s critical accounting policies was provided in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2013. There were no significant changes to these accounting policies, including in connection with the merger, during the nine months ended September 30, 2014.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following discussions are based on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 and notes thereto. The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

Our consolidated comparisons include certain historical data, transaction entries, journal entries, and chart of account classifications that are not uniformly consistent across Creative Realities, LLC, Wireless Ronin Technologies, Inc. and Broadcast International, Inc. As a result, certain assessments and qualitative descriptions related to our consolidated results cannot be compared directly, and may not fully or accurately reflect actual changes in the specific statement of operations line-item category or subcategory at this time.

The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented

•	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages, changes as negative. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	Three Months Ended
	September 30,	September 30,	$ Increase	% Increase
(In thousands)	2014	2013	(Decrease)	(Decrease)
Sales	$4,420	$4,105	$315	8%
Cost of sales	3,100	3,516	(416)	(12%)
Gross profit (exclusive of depreciation and amortization shown separately below)	1,320	589	731	124%
Sales and marketing expenses	411	190	221	116%
Research and development expenses	121	-	121	-
General and administrative expenses	2,013	545	1,468	269%
Depreciation and amortization expense	206	76	130	171%
Total operating expenses	2,751	811	1,940	239%
Operating loss	(1,431)	(222)	(1,209)	545%
Other income (expenses):
Interest expense	(26)	(8)	18	225%
Other income	593	-	593	-
Total other expense	567	(8)	(575)	(7,188%)
Net loss	$(864)	$(230)	$(634)	276%

Sales

Sales increased by $315 or 8% in the third quarter of 2014 compared to the third quarter of 2013, primarily reflecting an estimated increase of $678 in professional services and other sales, and an estimated decrease of $363 in hardware sales.

Gross Profit

Gross profit margin on a percentage basis increased from 14% to 30% in the third quarter of 2014 compared to the third quarter of 2013, and it increased by an estimated $731 in absolute dollars during the same period. Both the increase in gross profit margin and increase in absolute dollars are the result of the increase in sales overall, the improved mix of higher margin services and lower estimated hardware sales overall. The absolute decrease in cost of goods sold by $416 is primarily a result of decreases in outsourced contract services of $240, and reduced hardware costs of $150 related to a reduction in overall hardware sales in the third quarter of 2014 compared to the same quarter in 2013.

Sales and Marketing Expenses

Sales and marketing expenses increased by $221 in the third quarter of 2014 compared to the third quarter of 2013. The increase is mainly due to an increase of $132 in payroll related expenses, and an increase of $93 in certain sales and marketing related consulting expenses.

Research and Development Expenses

Research and development expenses increased by $121 in the third quarter of 2014 compared to the third quarter of 2013. The increase is due to payroll related expenses associated with the maintenance and support of our proprietary platforms and systems acquired in connection with the merger transactions described herein.

General and Administrative Expenses

General and administrative expenses have increased by $1,468 in the third quarter of 2014 compared to the third quarter of 2013. The increase is mainly the result of an increase of $866 in payroll related expenses, some of which are nonrecurring, as the third quarter of 2014 includes approximately $585 of one-time severance costs. The Company determined prior to September 30, 2014 they were significantly reducing the office space in Minnesota as part of the integration process. As such, the Company accrued $270 due to the exit plan for this location as of September 30, 2014. This adjustment reflects a one-time expense recorded in the three and nine months ended September 30, 2014. We performed a comprehensive review of our aged outstanding accounts receivables across the consolidated company, and increased our allowance for doubtful accounts by $130, resulting in a one-time increase in bad debt expense. It also includes more than a $60 increase in rent, utilities, telephone and commercial insurance expenses and various other increases in other general and administrative expenses associated with the consolidated company.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $130 in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of $143 associated with the amortization of intellectual property intangible assets acquired in the WRT merger.

Other Income (Expenses)

Other income increased by $593 in the third quarter of 2014 compared to the same quarter of 2013 as a result of the reduction in value of the warrants associated with the August 20, 2014 issuance of convertible preferred stock.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following discussions are based on the unaudited condensed consolidated statements of operations as for the nine months ended September 30, 2014 and September 30, 2013 and notes thereto. The tables presented below which compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

Our consolidated comparisons include certain historical data, transaction entries, journal entries, and chart of account classifications that are not uniformly consistent across Creative Realities, LLC, Wireless Ronin Technologies, Inc. and Broadcast International, Inc. As a result, certain assessments and qualitative descriptions related to our consolidated results cannot be compared directly, and may not fully or accurately reflect actual changes in the specific statement of operations line-item category or subcategory at this time.

The columns present the following:

•	The first two data columns in each table show the dollar results for each period presented

•	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages, changes as negative. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	Nine Months Ended
	September 30,	September 30,	$ Increase	% Increase
(In thousands)	2014	2013	(Decrease)	(Decrease)
Sales	$9,697	$7,867	$1,830	23%
Cost of sales	7,760	7,274	486	7%
Gross profit (exclusive of depreciation and amortization shown separately below)	1,937	593	1,344	227%
Sales and marketing expenses	924	621	303	49%
Research and development expenses	121	-	121	-
General and administrative expenses	3,489	1,835	1,654	90%
Depreciation and amortization expense	373	220	153	70%
Total operating expenses	4,907	2,676	2,231	83%
Operating loss	(2,970)	(2,083)	(887)	43%
Other income (expenses):
Interest expense	(33)	(29)	4	14%
Other income	593	-	593	-
Total other expense	560	(29)	(589)	(2,031%)
Net loss	$(2,410)	$(2,112)	$(298)	14%

Sales

Sales decreased by $1,830 or 23% during the nine months ended September 30, 2014 compared to the same period in 2013, primarily reflecting estimated increases of $842 in hardware and $988 in services and other sales.

Gross Profit

Gross profit margin on a percentage basis increased from 8% to 20% during the nine months ended September 30, 2014 compared to the same period in 2013, and it increased by an estimated $1,344 in absolute dollars during the same period. Both the increase in gross profit margin and increase in absolute dollars are the result of the increase in sales overall, as well as the improving mix of higher margin services associated with the WRT merger. The absolute increase in cost of goods sold by $486 is primarily a result of a relative increase in hardware costs offset by a decrease in outsourced contract services during the nine months ended September 30, 2014 compared to the same period in 2013.

Sales and Marketing Expenses

Sales and marketing expenses increased by $303 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase is mainly due to an increase of $105 in payroll related expenses, and an increase of $205 in certain ongoing sales and marketing related consulting expenses.

Research and Development Expenses

Research and development expenses decreased by $121 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase is due to payroll related expenses associated with the maintenance and support of our proprietary platforms and systems acquired in connection with the merger transactions described herein.

General and Administrative Expenses

General and administrative expenses have increased by $1,654 during the nine months ended September 30, 2014 compared to the same period in 2013. The increase is mainly the result of an increase of $860 in payroll related expenses, some of which are nonrecurring, as the third quarter of 2014 includes approximately $585 of one-time severance costs. The Company determined prior to September 30, 2014 they were significantly reducing the office space in Minnesota as part of the integration process. As such, the Company accrued $270,000 due to the exit plan for this location as of September 30, 2014. This adjustment reflects a one-time expense recorded in the three and nine months ended September 30, 2014. We performed a comprehensive review of our aged outstanding accounts receivables across the consolidated company, and increased our allowance for doubtful accounts by $130, resulting in an a one-time increase in bad debt expense. It also includes various other increases in other general and administrative expenses associated with the consolidated company.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $153 during the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of $143 associated with the amortization of intellectual property intangible assets acquired in the WRT merger.

Other Income (Expenses)

Other income increased by $593 during the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the reduction in value of the warrants associated with the August 20, 2014 issuance of convertible preferred stock.

Business Realignment, Integration, and Restructuring

Background

Beginning in June 2014, we began the planning process for the anticipated closing of the merger transactions described herein. This included a comprehensive review of our existing customers, sales pipeline, sales and account management, service and solution offerings, technology platforms, processes and work streams, systems and operations, leadership team, personnel by function, contractors and vendors, facilities, and related matters. Our primary objective was to realign, integrate and restructure our operations to the maximum extent practicable by or before December 31, 2014.

Actions Completed

During the period from June 2014 through the date of this report, we have completed many of these actions while several others remain ongoing.

Actions completed as of the date of this report include:

●	Realigning and reorganizing our sales, account management, and service delivery organization for 2015 growth;

●	Restructuring and retargeting marketing operations for 2015 growth;

●	Terminating and replacing certain vendors and contractors, resulting in increased service quality to our customers and the company, and material reductions in our cost structure;

●	Relocating and consolidating our network operations center, resulting in greater control over the quality of service delivery to our customers, and a reduction in our cost structure;

●	Consolidating our facilities and operations, including subletting approximately 50% of the square footage of our office space in one location, and terminating our lease for another location; and

●	Reducing our headcount.

As of June 2014, the individual companies had approximately 97 employees. Today, as of the date of this report, we have approximately 66 employees. This is a reduction of approximately 32% of employees and approximately 28% of monthly recurring salary expense, excluding benefits, severance costs and other one-time adjustments.

Actions in Process

We have several other actions and initiatives planned or already currently underway which are designed to further enhance our client service capabilities, quality of service delivery, operational efficiency and reduce our cost structure. These include:

●	Key account and resource reviews related to our realigned sales, account management, and service delivery organization;

●	Completing the integration of our accounting systems and related processes;

●	Enabling certain system-based customer relationship management and project management processes across the consolidated enterprise;

●	Comprehensively reviewing and streamlining our consolidated list of contractors, vendors, and service providers, improving quality of service and eliminating duplication wherever possible; and

●	Finalizing our 2015 development roadmap related to our proprietary technology platforms.

We believe the consolidated Creative Realities, Inc. is positioned to be the global leader helping retailers and brands use the latest technology to improve their shopping experiences. We also believe that the combination of the foregoing actions, excluding significant transaction and other one-time costs related to our ongoing restructuring efforts and organizational realignment, will result in greater sales, margin, scale and operating efficiencies, all of which will ultimately lead to operating profitability and positive cash flows from operations.

Our cash and cash equivalents balances as of the date of this report and potential financing needs in 2015 reflect a number of factors, including: the completed and ongoing realignment, integration and restructuring actions above, among others; a series of one-time transaction costs associated with the Creative Realities, LLC and Broadcast International merger transactions; effectively managing and converting our sales pipeline to increase nonrecurring and recurring revenue as well as mitigate the risk and tendency for the timing of certain converted business opportunities to shift throughout the year and subsequently affect our forecasting; and our ongoing ability to continue to effectively manage and optimize our expenses, fixed cost base and working capital needs associated with funding a growing business delivering and supporting several large projects in a rapidly evolving industry.

We are confident of strong 2015 financial results as our new and organic business pipelines continue to increase together with existing customers beginning to confirm their 2015 plans. We are also seeing tangible benefits from our focused positioning and marketing outreach in recent years attracting and capturing project based and recurring business opportunities that characteristically have long conversion cycles.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the nine months ended September 30, 2014 and 2013. At September 30, 2014, we had cash and cash equivalents of $2,224 and working capital of $724. Cash used in operating activities for the nine months ended September 30, 2014 was $(2,857).

Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions (See “Business Realignment, Integration, and Restructuring” above) will provide greater sales, margin, scale and operating efficiencies, all of which will ultimately lead to operating profitability and positive cash flows from operations. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business operations, if any, and future equity and/or debt financings, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan. As of the date of this report, management believes that its existing working capital resources, together with projected cash flow, are sufficient to fund its operations through at least December 2015. Our business strategy also includes the possibility of engaging in additional strategic acquisitions.

Disruptions in the economy and constraints in the credit markets have caused companies to reduce or delay capital investment. Some of our prospective customers may cancel or delay spending on the development or rollout of capital and technology projects with us due to continuing economic uncertainty. Difficult economic conditions have adversely affected certain industries in particular, including the retail, automotive, and restaurant industries, in which we have major customers. We could also experience lower than anticipated order levels from current customers, cancellations of existing but unfulfilled orders, and extended payment or delivery terms. Economic conditions could also materially impact us through insolvency of our suppliers or current customers.

Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. In order to meet our needs, we will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the August 2014 convertible stock Offering. There can be no assurance we will successfully complete any future equity or debt financing.

Management continues to seek financing on favorable terms. Nevertheless, there can be no assurance that any such financing can be obtained on favorable terms, if at all. At present, we have no commitments for any additional financing.

Our future depends upon our ability to create profitable business operations and obtain additional financing as required and may not be on favorable terms. If we are unable to generate sufficient revenue, adjust our operating expenses so as to maintain positive working capital, or find financing, then we will be forced to cease operations and investors will lose their entire investment.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of September 30, 2014, we had an accumulated deficit of $(2,410). The cash flow (used in) provided by operating activities was $(2,857) and $(899) for the nine months ended September 30, 2014 and 2013, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(2,410) and $(2,112) for the nine months ended September 30, 2014 and 2013, respectively. Included in our net losses were non-cash charges consisting of depreciation, and amortization of warrants issued for debt-issuance costs totaling $215 and $220 for the nine months ended September 30, 2014 and 2013, respectively. Additionally, cash provided by changes in our working capital accounts for both periods totaled $232 and $993 for the nine months ended September 30, 2014 and 2013, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $1,178 compared to $81 during the same period in the prior year. The increase in cash used in investing activities is primarily related to the acquisition of WRT and BI. We currently do not have any material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 was $6,300 compared to $1,214 for the same period in the prior year. The increase is mainly due to the sale of preferred stock and warrants of $4,674.

In August 2014, we closed on an offering and issuance of convertible preferred stock with institutional and accredited investors pursuant to which we offered and sold an aggregate of 5,190,000 shares of our Series A Convertible Preferred Stock at $1.00 per share, and issued five-year warrants to purchase an aggregate of 6,487,000 shares of common stock at a per-share price of $0.50 (subject to adjustment), in a private placement exempt from registration under the Securities Act of 1933. The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind, and may be converted into our common stock at the option of a holder at an initial conversion price of $0.40 per share, subject to adjustment. Subject to certain conditions, we may call and redeem the preferred stock after three years. The preferred stock has full-ratchet price protection in the event that we issue common stock below the conversion price, as adjusted, subject to certain customary exceptions. The warrants issued to purchasers of the preferred stock contain weighted-average price protection in the event that we issue common stock below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, we granted purchasers of the preferred stock certain registration rights pertaining to the common shares they may receive upon conversion of their preferred stock and upon exercise of their warrants.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We began documenting and evaluating the effectiveness of controls and procedures related to the Creative Realities, LLC subsidiary and the Broadcast International, Inc. subsidiary upon completion of those respective merger transactions. We will assess and incorporate the design and operating effectiveness of the disclosure controls and internal controls over financial reporting and changes in internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2014.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2014, we initiated a breach-of-contract lawsuit against a customer and certain parties related to that customer for failure to pay. The defendants have answered and asserted counterclaims. In the event we are unable to reach a negotiated settlement with the defendants, we intend to vigorously litigate our claims and contest the defendants’ counterclaims. At this time, we do not believe the litigation matter is likely to have a material and adverse impact on the Company.

In November 2014, a former vendor alleging our failure to pay outstanding invoices initiated a breach-of-contract lawsuit against us. We are in the process of preparing an answer and asserting certain counterclaims. In the event we are unable to reach a negotiated settlement with the vendor, we intend to vigorously litigate our counterclaims and contest those claims made against us. At this time, we do not believe the litigation matter is likely to have a material and adverse impact on the Company.

Item 6. Exhibits

Exhibit
2.1	Amendment No. 1 to Merger Agreement dated August 20, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
3.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
10.1	Securities Purchase Agreement dated as of August 18, 2014, by and among Wireless Ronin Technologies, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
10.2	Form of Warrant to Purchase Common Stock of Wireless Ronin Technologies, Inc., issued to purchasers under the Securities Purchase Agreement dated as of August 18, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
10.3	Employment Agreement with Paul Price dated as of August 20, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
10.4	Amendment to the Amended and Restated Executive Employment Agreement with Scott Koller dated as of August 20, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: November 26, 2014	By:	/s/ Paul N. Price
Paul N. Price
Chief Executive Officer

Date: November 26, 2014	By:	/s/ John J. Walpuck
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