Form 10-K
period 2014-12-31
CREATIVE REALITIES, INC.
filed 2015-05-07
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

CREATIVE REALITIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Audrey Place, Fairfield	NJ 07004
(Address of principal executive offices)	(Zip Code)

(973) 244-9911

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2014, was approximately $4,720,081, based upon the last sale price of one share on such date.

As of May 5, 2015, the issuer had outstanding 46,217,968 shares of common stock.

PART I

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to retailers, brand marketers, venue-operators, enterprises, non-profits and other organizations throughout the United States and a growing number of international markets. Our technology and solutions include: digital merchandising systems, interactive digital shopping assistants and kiosks, mobile digital marketing platforms, digital way-finding platforms, digital menu board systems, dynamic signage, and other digital marketing technologies. We enable our clients’ engagement with consumers by using combinations of our technology and solutions that interact with mobile, social media, point-of-sale, wireless networks and web-based platforms. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading digital marketing technology companies focused on helping retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Broadcast International, Inc., a Utah corporation, and Wireless Ronin Technologies Canada, Inc., a Canadian corporation.

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

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind. On December 31, 2014, the Company issued an aggregate of 112,448 shares of preferred stock in satisfaction of its semi-annual dividend obligation.

The preferred stock may be converted into our common stock at the option of a holder at an initial conversion price of $0.40 per share, subject to adjustment. Subject to certain conditions, we may call and redeem the preferred stock after three years. During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The preferred stock has full-ratchet price protection in the event that we issue common stock below the conversion price, as adjusted, subject to certain customary exceptions. The warrants issued to purchasers of the preferred stock contain weighted-average price protection in the event that we issue common stock below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, we granted purchasers of the preferred stock certain registration rights pertaining to the common shares they may receive upon conversion of their preferred stock and upon exercise of their warrants.

Securities Purchase Agreement with Mill City Ventures III, Ltd.

On February 18, 2015, the Company entered into a Securities Purchase Agreement with Mill City Ventures III, Ltd. (“Mill City”), pursuant to which it offered and sold a secured convertible promissory note in the principal amount of $1,000,000 and a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38, in a private placement exempt from registration under the Securities Act of 1933.

Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Broadcast International, Inc., the Company’s principal subsidiaries, are co-makers with the Company of the secured convertible promissory note. Obligations under the secured convertible promissory note are secured by a grant of collateral security in the accounts receivable and related proceeds of all co-makers pursuant to the terms of a security agreement.

The secured convertible promissory note bears interest at the annual rate of 12%, and matures on August 18, 2016. At any time prior to the maturity date, Mill City may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.33 per share, as adjusted for stock splits and similar adjustments. Upon the consummation of a change in control transaction of the Company or of an offering of securities of the Company in which the gross proceeds to be received by the Company equal, when aggregated with all prior financings involving the sale of securities of the Company from and after February 18, 2015 (but exclusive of the amounts borrowed under the Mill City secured convertible promissory note), at least $3.5 million, Mill City may elect to convert the secured convertible promissory note into shares of common stock of the Company or elect repayment. The Company may prepay the secured convertible promissory note at any time; provided any principal amount prepaid must be accompanied by the payment of minimum amount of interest that, when aggregated with earlier payments of interest, equals at least 365 days of interest thereon. The secured convertible promissory note contains other customary terms.

Acquisition of Creative Realities

The financing effected by our sale of the preferred stock (Creative Realities) was a condition to the closing of a merger contemplated by June 26, 2014 Agreement and Plan of Merger we entered into with Creative Realities, LLC and later amended on August 20, 2014 (as amended, the “Creative Realities Merger Agreement”).

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, a Delaware limited liability company and then the sole member of Creative Realities, received shares of our common stock equivalent to approximately 59.2% of common stock issued and outstanding after the merger, calculated on a modified fully diluted basis, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger, again calculated on a modified fully diluted basis. In each case, “modified fully basis” means inclusion of all shares of outstanding common stock together with common stock issuable upon exercise or conversion of outstanding securities, other than the Series A Convertible Preferred Stock (see above) and certain shares of common stock issuable upon exercise of warrants and options having an exercise price agreed by the parties to have been significantly out of the money.

As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,949 shares of common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our outstanding common stock immediately after the merger.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction, while Wireless Ronin Technologies (the registrant) was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. Creative Realities, LLC was determined to be the accounting acquirer since its former shareholder has majority control of the common stock, is the largest shareholder, and has the majority members of the board of directors and of the executive officers. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will become those of Creative Realities, with the financial results of Wireless Ronin Technologies included only beginning with the merger date. Effective September 15, 2014, Wireless Ronin Technologies, Inc. changed its name to Creative Realities, Inc.

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

Changes in Management and Board of Directors

On August 20, 2014, our directors Steve Birke, Scott Koller and Howard Liszt resigned their positions on our Board of Directors, and Messrs. Paul Price, Alec Machiels and David Bell were appointed by the board to fill the vacancies created by those resignations. At the time of their resignations, Messrs. Birke and Liszt each served on the board’s audit and compensation committees. On the same date, Mr. Scott Koller resigned his position as our Chief Executive Officer but retained the title of President, and Mr. Paul Price was appointed as our Chief Executive Officer. Mr. John Walpuck retained his titles as our Chief Financial Officer and Chief Operating Officer. On September 30, 2014, we delivered Mr. Koller a written notice of termination, which termination was effective December 4, 2014.  On March 9, 2015, Kent Lillemoe resigned his position on our Board of Directors. On April 13, 2015, the Board of Directors and Paul Price agreed to terminate Mr. Price's employment agreement with the Company without cause. Such termination was effective immediately and effected the immediate removal of Mr. Price from his position as a member of the Board of Directors. Also on April 13, 2015, the Board of Directors appointed John Walpuck as Creative Realities' interim Chief Executive Officer.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically and integrate our recent merger transactions, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities.

Another key component of our business and market strategy, especially given the evolving industry dynamics in which we operate, is also to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth; enable us to aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale; enable us to leverage a common set of processes and tools, and cost efficiencies; and ultimately result in higher operating profitability and cash flow from operations. Our management team is actively pursuing and evaluating alternative acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration and financing of mergers and acquisitions. We believe that, based on the foregoing and other factors, the Company can successfully serve as a consolidator of multiple business and technology platforms serving similar markets.

Industry Background

Over approximately the past 18-24 months, we believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences (iii) accelerating decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (ii) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (iii) the increasing sophistication of social networking platforms; (iv) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (v) customers challenging service providers with the delivery of a satisfactory consumer experience with the traditional pressure on reducing installation and ongoing operating costs.

As a result, a growing number of retailers, brands, venue-operators and other organizations have identified the need and opportunity to implement increasingly cost-effective and “sales-lifting” digital marketing, and interactive experiences to market to their customers. These include: creating unique and customized experiences for targeted, timely offerings and relevant promotions; improving engagement resulting in increased sales; and increasing shopping basket size. Our clients believe that capitalizing on these industry trends is increasingly critical to any successful “store of the future” retail and brand sales environment, especially where sales staff turnover is high, training outcomes are inconsistent and product knowledge is low.

Companies are accomplishing their strategies by implementing various digital marketing technology solutions, which: are implemented in multiple forms and types of configurations and locations; attempt to achieve any of a broad range of individual or combination of objectives; contain various levels of targeting; have the ability to instantly manage single or multiple locations remotely from a customer’s desktop or other connected device at each location; and are built to deliver or contain a standard or customized experience unique to and within the customer’s environment. Examples of such solutions include:

●	Digital Merchandising Systems, which aim to inform and interact with customers through various types of content in an integrated experience, improve in-store customer experiences and increase overall sales, upsells, and/or cross-sales;

●	Digital Sales Assistants, which aim to replace or augment existing sales resources and the level of interactive and informational sales assistance inside the store;

●	Digital Way-Finders, which aim to help customers navigate their way around individual retail stores and multi-store locations or venues, or within individual brand categories;

●	Digital Kiosks, which aim to provide data, specialized and customized broadcasts, promotional information and coupons, train, and other forms of information and interaction with customers in a variety of deployment forms, types, configurations and experiences;

●	Digital Menu-Board Systems, which aim to enable various types of restaurant operators the ability to remotely and on a scheduled basis, update and modify menu information, promotions, and other forms of content dynamically;

●	Dynamic Digital Signage which aims to deliver and manage in-store marketing and advertising campaigns, specialized and customized broadcasts, and various other forms of messaging targeting customers in a particular experience or environment.

Our Markets

We currently market and sell our marketing technology solutions through our direct sales force and word-of-mouth referrals from existing customers. Select strategic partnerships and lead generation programs also drive business to the Company through targeted business development initiatives. We market to companies that seek digital marketing solutions across multiple connected devices and who specifically seek or could benefit from enhancements to the customer experience offered in their stores, venues, brands or organizations.

Our digital marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include of hospitality, branded retail, automotive, food service and retail healthcare, but the planning, development, implementation and maintenance of technology-enabled experiences is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.

Seasonality

A portion of our customer activity is influenced by seasonal effects related to traditional end of calendar year peak retail sales periods and other factors that arise from our target customer base. Nevertheless, our revenues can be materially affected by the launch of new markets, the timing of production rollouts, and other factors, any of which have the ability to reduce or outweigh certain seasonal effects.

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in part as a result of recovering retail-related real estate investments and new construction since the economic crash beginning in the fall of 2008; and the recent economic recovery in general. These general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions.

Services

We generally provide the following services:

●	consulting with our customers to determine the technologies and solutions required to achieve their specific goals, strategies and objectives;

●	designing our customers’ digital marketing experiences, content and interfaces;

●	engineering the systems architecture delivering the digital marketing experiences we design – both software and hardware – and integrating those systems into a customized, reliable and effective digital marketing experience;

●	managing the efficient, timely and cost-effective deployment of our digital marketing technology solutions for our customers;

●	delivering and updating the content of our digital marketing technology solutions using a suite of advanced media, content and network management software products; and

●	maintaining our customers’ digital marketing technology solutions by: providing content production and related services; creating additional software-based features and functionality; hosting the solutions; monitoring solution service levels; and responding to and/or managing remote or onsite field service maintenance, troubleshooting and support calls.

These services generate revenue through: bundled-solution sales; service fees for consulting, experience design, content development and production, software development, engineering, implementation, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are individual competitors who offer pieces of our solution stack. These include digital signage software companies such as Stratacache, Four Winds Interactive, or ComQi; marketing services companies such as Sapient Nitro or digital signage systems integrators such as Convergent. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, network operations center capabilities, our comprehensive offering of digital marketing technology solutions, brand awareness, focus, and proprietary processes are the primary factors affecting our competitive position.

Territories

Our Company sells products and services primarily throughout North America.

Regulation

We are subject to regulation by various federal and state governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components that we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills addressing the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. Presently, we do not believe that any such legislation or proposed legislation will have a materially adverse impact on our business.

Employees

We have approximately 66 employees as of May 1, 2015. We do not have any employees that operate under collective-bargaining agreements.

ITEM 1a	RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the specific risks described below, and any risks described in our other filings with the Securities and Exchange Commission, pursuant to Sections 13(a), 13(c), 14, or 15(d) of the Securities Exchange Act of 1934, before making an investment decision. See the section of this prospectus entitled “Where You Can Find More Information.” Any of the risks we describe below could cause our business, financial condition, results of operations or future prospects to be materially adversely affected.

Risks Related to Our Business and Our Industry

We have recently incurred losses, and may never become or remain profitable.

Recently, we have incurred net losses. We incurred net losses in each of the years ended December 31, 2014 and 2013, respectively. We do not know with any degree of certainty whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. Nevertheless, our assessments regarding market size, market share, market acceptance of our products and services and a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors which may be beyond our control or which cannot be predicted at this time.

We have limited operating history as a combined company and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have limited operating history as a combined company since the closing of the merger transactions summarized herein, and our digital marketing technology and solutions are an evolving business offering. As a result, investors have a limited track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our technology, solutions, services, and platforms, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our technology, solutions, services, and platforms in and on a variety of environments, experiences, and device types;

●	timely and successfully developing new technology, solution, service, and platform features, and increasing the functionality and features of our existing technology, solution, service, and platform offerings;

●	developing technology, solutions, services, and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our technology, solutions, services, and platforms; and

●	identifying, attracting and retaining talented engineering, network operations, program management, technical services, creative services, and other personnel at reasonable market compensation rates in the markets in which we employ such personnel.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

Adequate funds for our operations may not be available, requiring us to raise additional financing or else curtail our activities significantly.

We will likely be required to raise additional funding through public or private financings, including equity financings, in 2015. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;

●	our financial results;

●	the experience and reputation of our management team;

●	market interest, or lack of interest, in our industry and business plan;

●	the trading volume of, and volatility in, the market for our common stock;

●	our ongoing success, or failure, in executing our business plan;

●	the amount of our capital needs; and

●	the amount of debt, options, warrants, and convertible securities we have outstanding.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue operations.

We expect that there will be significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses, no single one of which is dominant or which provides integrated solutions and product offerings incorporating much of the available technology. Accordingly, we believe that substantial consolidation may occur in our industry in the near future. If we do not play a positive role in that consolidation, either as a leader or as a participant whose capability is merged in a larger entity, we may be left out of this process, with product offerings of limited value compared with those of our competitors. Moreover, even if we lead the consolidation process, the market may not validate the decisions we make in that process.

Our success depends on our interactive marketing technologies achieving and maintaining widespread acceptance in our targeted markets.

Our success will depend to a large extent on broad market acceptance of our interactive marketing technologies among our current and prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our interactive marketing technologies by prospective customers will depend primarily on the following factors:

●	our ability to demonstrate the economic and other benefits attendant our marketing technologies;

●	our customers becoming comfortable with using our interactive marketing technologies; and

●	the reliability of our interactive marketing technologies.

Our interactive technologies are complex and must meet stringent user requirements. Some undetected errors or defects may only become apparent as new functions are added to our technologies and products. The need to repair or replace pSeroducts with design or manufacturing defects could temporarily delay the sale of new products and adversely affect our reputation. Delays, costs and damage to our reputation due to product defects could harm our business.

Our financial condition and potential for continued net losses may negatively impact our relationships with customers, prospective customers and third-party suppliers.

Our financial condition and potential for continued net losses may cause current and prospective customers to defer placing orders with us, to require terms that are less favorable to us, or to place their orders with competing marketing technology suppliers, which could adversely affects our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our revenue to decline.

Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

Our business is characterized by short-term purchase orders and contracts that do not require that purchases be made. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Our continued growth could be adversely affected by the loss of several key customers.

Our largest customers account for a majority of our total revenue on a pro forma, consolidated basis. We had 2 and 2 customers that accounted for 41% and 44% of accounts receivable as of December 31, 2014 and December 31, 2013, respectively. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

It is common for our current and prospective customers to take a long time to evaluate our products, most especially during economic downturns that affect our customers’ businesses. The lengthy and variable sales cycle makes it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our actual and prospective customers often take significant time to evaluate our products before committing to a purchase. Even after making their first purchases of our products and services, existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases, if at all. The period between initial customer contact and a purchase by a customer may be years with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

●	reduced need to upgrade existing visual marketing systems;

●	introduction of products by our competitors;

●	lower prices offered by our competitors; and

●	changes in budgets and purchasing priorities.

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

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost-effective manner. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.

A portion of business involves the use of software technology that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual-property litigation, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and licensing of software. This market space is characterized by frequent intellectual-property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual-property rights. From time to time, third parties may assert copyright, trademark, patent or other intellectual-property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

●	pay substantial damages;

●	cease the development, use, licensing or sale of infringing products;

●	discontinue the use of certain technology; or

●	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

Our proprietary platform architectures and data tracking technology underlying certain of our services are complex and may contain unknown errors in design or implementation that could result in system performance failures or inability to scale.

The platform architecture, data tracking technology and integration layers underlying our proprietary platforms, our contract administration, procurement, timekeeping, content and network management, network services, device management, virtualized services, software automation and other tools, and back-end services are complex and include software and code used to generate customer invoices. This software and code is developed internally, licensed from third parties, or integrated by in-house personnel and third parties. Any of the system architecture, system administration, integration layers, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. Consequently, our systems could experience performance failure or we may be unable to scale our systems, which may:

●	adversely impact our relationship with customers and others who experience system failure, possibly leading to a loss of affected and unaffected customers;

●	increase our costs related to product development or service delivery; or

●	adversely affect our revenues and expenses.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our customers’ computer systems and interfere with the operation and use of our products or products that impact our business. These applications may attempt to interfere with our ability to communicate with our customers’ devices. The interference may occur without disclosure to or consent from our customers, resulting in a negative experience that our customers may associate with our products and services. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide customers with a superior interactive marketing technology experience is critical to our success. If our efforts to combat these malicious applications fail, or if our products and services have actual or perceived vulnerabilities, there may be claims based on such failure or our reputation may be harmed, which would damage our business and financial condition.

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

The market for interactive marketing technologies is generally highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors may have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than us.

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

On April 13, 2015, the Board of Directors and Paul Price agreed to terminate Mr. Price's employment agreement with the Company without cause. Such termination was effective immediately and effected the immediate removal of Mr. Price from his position as a member of the Board of Directors. Also on April 13, 2015, the Board of Directors appointed John Walpuck as the Company’s interim Chief Executive Officer.

If we fail to retain Mr. Walpuck and our key personnel or fail to attract, retain and motivate other qualified employees, including a new Chief Executive Officer, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in financial markets could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult.

Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service provider experiences a security breach.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure in addition to denial of service attacks and corruption of our data. In addition, we rely on the information security internal controls maintained by our outsourced service provider. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

Our technology, proprietary platforms, products and services are highly complex and are designed to operate in and across data centers, large and complex networks, and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking, monitoring, and quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon: network capacity provided by third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; the Company’s dedicated and virtualized server capacity located at its data center services provider partner and a geo-redundant micro-data center location; and the Company’s own infrastructure and equipment. Collectively, this infrastructure, equipment, and capacity must be sufficiently robust to handle all of our customers' web-traffic, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or the Company’s own infrastructure to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development over the past several years. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

●	our platform, technology, products, and services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures;

●	we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees;

●	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

●	failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and worldwide economy has had and could continue to have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably leverage various forms of digital marketing technology and solutions, and/or the content we create, deliver and publish on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is becoming increasingly competitive.  Our current competitors generally include general digital signage companies, specialized digital signage operators targeting certain vertical markets (e.g., financial services), content management software companies, or integrators and vertical solution providers who develop single implementations of content distribution, digital marketing technology, and related services. These competitors, including future new competitors who may emerge, may be able to develop a comparable or superior solution capabilities, software platform, technology stack, and/or series of services that provide a similar or more robust set of features and functionality than the technology, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Whether or not we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer term relationships and commitments;

●	to offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

Risks Related to Our Securities and Our Company

Because of our early stage of operations and limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

We are in an early stage of operations and have limited resources after accounting for a significant amount of restructuring and integration costs. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

As part of the integration of our acquired businesses, we may become subject to unknown liabilities.

Our Company acquired each of Broadcast International, Inc. and Creative Realities, LLC by merger with our subsidiaries. As a result, Broadcast International, Inc. and Creative Realities, LLC are subsidiaries of the Company, and any liabilities of these companies, known or unknown have become obligations of our subsidiaries. As a result, there are outstanding liabilities for which our subsidiaries are liable and, despite our due diligence investigations, other unknown liabilities may arise for which our subsidiaries, and possibly the Company, may become liable.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price. The Company in reviewing its internal controls has noted material weaknesses. See Item 9A for further details.

Our controlling shareholder possesses controlling voting power with respect to our common stock and voting preferred stock, which will limit your influence on corporate matters.

Our controlling shareholder, Slipstream Funding, LLC, has beneficial ownership of 30,349,949 shares of common stock, including common shares beneficially owned by an affiliate of Slipstream Funding named Slipstream Communication, LLC. These shares represent beneficial ownership of approximately 68.98% of our common stock as of the date of this prospectus. As a result, Slipstream Funding has the ability to control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250 million shares of capital stock. Pursuant to authority granted by our Articles of Incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

Significant actual or perceived potential future issuance our common stock could adversely affect the market price of our common stock. Generally, issuances of substantial amounts of common stock in the public market, and the availability of shares for future sale, including up to 24,593,060 shares of our common stock that are covered by the registration statement of which this prospectus is a part and issuable upon conversions of preferred stock or exercise of outstanding warrants, could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial amount of time.

We cannot foresee the impact of potential securities issuances of common shares on the market for our common stock, but it is possible that the market for our shares may be adversely affected, perhaps significantly. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our common stock and our ability to raise additional equity capital.

Our common stock trades only in an illiquid trading market.

Trading of our common stock is conducted on the OTC Markets (OTCQB). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is not now and there may not ever be an active market for shares of our common stock.

In general, there has been minimal trading volume in our common stock. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We do not intend to pay dividends on our common stock for the foreseeable future. We will, however, pay dividends on our Series A Convertible Preferred Stock.

When permitted by Minnesota law, we are required to pay dividends to the holders of our Series A Convertible Preferred Stock, each share of which carries a $1.00 stated value. As of December 31, 2014, there were 5.3 million shares of Series A Convertible Preferred Stock outstanding. Our Series A Convertible Preferred Stock entitles its holders to:

●	a cumulative 6% dividend, payable on a semi-annual basis in cash unless (i) we are unable to pay the dividend in cash under applicable law, or (ii) we have demonstrated positive cashflow during the prior quarter reported on our Form 10-Q, in which case we may at our election pay the dividend through the issuance of additional shares of preferred stock;

●	in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares before any payment shall be made or any assets distributed to the holders of any junior securities, including our common stock;

●	convert their preferred shares into our common shares at a conversion rate of $0.40 per share (the equivalent of two and one-half shares of common for each full share of preferred stock converted), subject, however, to full-ratchet price protection in the event that we issue common stock below the then-current conversion price, (subject to certain customary exceptions); and

●	vote their preferred shares on an as-if-converted basis.

After August 20, 2017, we will have the right to call and redeem some or all of such preferred shares, subject to a 30-day notice period and certain other conditions, at a price equal to $1.00 per share plus accrued but unpaid dividends thereon. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

We do not anticipate that we will pay any dividends for the foreseeable future on our common stock. Accordingly, any return on an investment in us will be realized only when you sell shares of our common stock. When legally permitted, we must expect to pay dividends to our preferred shareholders.

We do not have significant tangible assets that could be sold upon liquidation.

We have nominal tangible assets. As a result, if we become insolvent or otherwise must dissolve, there will be no tangible assets to liquidate and no corresponding proceeds to disburse to our shareholders. If we become insolvent or otherwise must dissolve, shareholders will likely not receive any cash proceeds on account of their shares.

ITEM 1b	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our headquarters is located at 55 Broadway, New York, New York 10006. There, we have approximately 5,500 square-feet of space, which we believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $16,332 and escalates to $18,479 by the end of the lease term in November 2019. The corporate phone number is (212) 324-6660. We have an operations center that is material to our business located at 22 Audrey Place, Fairfield, New Jersey 07004. At that location, we have approximately 18,000 square-feet of space, which we also believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $19,743 and escalates to $22,974 by the end of the lease term on September 2020. Additionally, we have an operations center in Minnetonka, Minnesota 55345. At this location, we have approximately 19,000 square feet of office and warehouse space under a lease that extends through January 2018. The monthly lease amount is $15,223 and escalates to $16,639 by the end of the lease term. Effective November 2014, we are subletting approximately 9,000 square feet of the Minnetonka space to a third party at an annual rate of $11 per square foot, subject to annual increases of 2.5%. We also lease office space of approximately 10,000 square feet to support its Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that through June 30, 2016 with a monthly rental of $3,802 CAD per month.

ITEM 3	LEGAL PROCEEDINGS

We are involved in a variety of legal claims and proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time, and other legal matters that arise in the normal course of business. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, are likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCQB,” under the symbol “CREX.” The transfer agent and registrar for our common stock is Registrar & Transfer, Inc., 10 Commerce Drive, Cranford, New Jersey 07016. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Markets in 2014 and 2013. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred. Prior to September 17, 2014, our common stock traded under the symbol “RNIN.”

	High	Low
2014
First Quarter	$1.13	$0.53
Second Quarter	$0.89	$0.60
Third Quarter	$0.75	$0.41
Fourth Quarter	$0.73	$0.20

	High	Low
2013
First Quarter	$4.28	$1.41
Second Quarter	$1.60	$0.80
Third Quarter	$0.98	$0.64
Fourth Quarter	$0.83	$0.37

Shareholders

As of May 4, 2015, there were approximately 281 holders of record of our common stock.

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

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. In addition, we must first pay dividends on our Series A Convertible Preferred Stock which have priority over any dividends to be paid to holders of our common stock. The current dividend payable to the holders of Series A Convertible Preferred Stock aggregates to up to $155,700 on a semi-annual basis (although under certain circumstances we may be able to satisfy our dividend-payment obligations relating to the Series A Convertible Preferred Stock through the issuance of additional shares of preferred stock). Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2014

None.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to retailers, brand marketers, venue-operators, enterprises, non-profits and other organizations throughout the United States and a growing number of international markets. Our technology and solutions include: digital merchandising systems, interactive digital shopping assistants and kiosks, mobile digital marketing platforms, digital way-finding platforms, digital menu board systems, dynamic signage, and other digital marketing technologies. We enable our clients’ engagement with consumers by using combinations of our technology and solutions that interact with mobile, social media, point-of-sale, wireless networks and web-based platforms. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading digital marketing technology companies focused on helping retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Broadcast International, Inc., a Utah corporation, and Wireless Ronin Technologies Canada, Inc., a Canadian corporation.

We generate revenue in this business by:

●	consulting with our customers to determine the technologies and solutions required to achieve their specific goals, strategies and objectives;

●	designing our customers’ digital marketing experiences, content and interfaces;

●	engineering the systems architecture delivering the digital marketing experiences we design – both software and hardware – and integrating those systems into a customized, reliable and effective digital marketing experience;

●	managing the efficient, timely and cost-effective deployment of our digital marketing technology solutions for our customers;

●	delivering and updating the content of our digital marketing technology solutions using a suite of advanced media, content and network management software products; and

●	maintaining our customers’ digital marketing technology solutions by: providing content production and related services; creating additional software-based features and functionality; hosting the solutions; monitoring solution service levels; and responding to and/or managing remote or onsite field service maintenance, troubleshooting and support calls.

These activities generate revenue through: bundled-solution sales; service fees for consulting, experience design, content development and production, software development, engineering, implementation, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

Our Sources of Revenue

We generate revenue through digital marketing solution sales, which include system hardware, software design and development, consulting, software licensing, deployment, and maintenance and support services.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 1 of the Company’s consolidated financial statements included elsewhere in this filing. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue primarily from these sources:

●	Software and software license sales

●	System hardware sales

●	Professional service revenue

●	Software design and development services

●	Implementation services

●	Maintenance and hosting support contracts

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

Accounts Receivable

Accounts receivable are comprised of sales made primarily to entities located in the United States and Canada. Accounts receivable are recorded at the invoiced amounts and do not bear interest. The allowance requires judgment and is reviewed monthly, and the Company establishes reserves for doubtful accounts on a case-by-case basis based on historical collection experience and a current review of the collectability of accounts. The Company’s collection experience has been consistent with our estimates.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a purchase business combination and is tested annually at September 30 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The Company has one reporting unit and the Company determines the fair value of the reporting unit and compares it to its carrying value. Second, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company evaluates the reasonableness of the fair value calculations of its reporting units by comparing the total of the fair value of all of the Company’s reporting units to the Company’s total market capitalization. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.

In performing the annual impairment test at September 30, 2014 no impairment of goodwill was determine based on the recent August 2014 business combination.

The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 and 5
Customer relationships	3

Intangible assets are evaluated for impairment annually and on an interim basis if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. No events occurred subsequent to September 30, 2014 which would cause the Company to perform impairment testing.

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. The Company believes based on the facts and circumstances a fully valuation allowance is necessary as it is more than likely the deferred taxes are not realizable as of December 31, 2014 or the date of the business combination.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

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

Creative Realities, LLC was the "accounting acquirer" in the merger transaction, while Wireless Ronin Technologies, Inc. ("WRT") (the registrant) was the "legal acquirer," and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will become those of Creative Realities, with the financial results of WRT included only beginning with the merger date. Each of the comparisons below incorporate the financial results of WRT beginning from the merger date of August 20, 2014 through the year ended December 31, 2014.

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented.

●	The columns entitled “$ Increase (Decrease)” show the change in results, in dollars. For example when net sales increase from one period to the next that change is shown as a positive period to the next, that change is shown as a negative in both columns.

	For the Years Ended December 31,
	(in thousands)
	2014	2013
Sales	$13,418	$11,572
Cost of sales	10,052	10,561
Gross profit (exclusive of depreciation and amortization shown separately below)	$3,366	$1,011
Sales and marketing expenses	1,179	906
Research and development expenses	492	-
General and administrative expenses	5,765	2,624
Depreciation and amortization expense	817	295
Total operating expenses	8,253	3,825
Operating loss	$(4,886)	$(2,814)
Other income (expenses):
Interest expense	(32)	(33)
Other income	(8)	-
Change in fair value of warrant liability	1,127	-
Total other expense	1,087	(33)
Net loss	$(3,799)	$(2,848)

	For the Years Ended December 31,
	2014	2013
Sales	100.0%	100.0%
Cost of sales (exclusive of depreciation and amortization shown separately below)	74.9%	91.3%
Gross profit	25.1%	8.7%
Sales and marketing expenses	8.8%	7.8%
Research and development expenses	3.7%	0.0%
General and administrative expenses	43.0%	22.7%
Depreciation and amortization expense	6.1%	2.6%
Total operating expenses	61.5%	33.1%
Operating loss	(36.4)%	(24.3)%
Other income (expenses):		(0.3)%
Interest expense	(0.2)%	0.0%
Other income	(0.0)%	0.0%
Change in fair value of warrant liability	8.4%
Total other expense	8.1%	(0.3)%
Net loss	(28.3)%	(24.6)%

Sales

Sales increased by $1,846 or 16% in 2014 compared to 2013, primarily reflecting the increase associated with incorporating the sales results of WRT beginning from the merger date of August 20, 2014.

Gross Profit

Gross profit margin on a percentage basis increased to 25% in 2014 from 9% in 2013, and increased by an estimated $2,355 in absolute dollars during the same period. Both the increase in gross profit margin and increase in absolute dollars are generally the result of the increase in sales overall, the improved mix of higher margin services and lower estimated hardware sales overall.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses increased 30% to $1,178 in 2014 from $906 in 2013. The increase is primarily due to an increase of $238 in total marketing related expenses across the combined company.

Research and Development Expenses

Research and development expenses increased to $492 in 2014 compared to $0 in 2013. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms acquired in connection with the merger transactions described herein.

General and Administrative Expenses

Total general and administrative expenses increased 120% to $5,765 in 2014 from $2,624 in 2013. The increase is mainly the result of an increase of $1,554 in payroll related expenses related to the acquisitions, some of which are nonrecurring, as it includes approximately $585 of one-time severance costs. We performed a comprehensive review of our aged outstanding accounts receivables across the consolidated company, and increased our allowance for doubtful accounts by $417, resulting in a one-time increase in bad debt expense. The increase in general and administrative expenses is also attributable to increases of approximately $253, $154 and $403 in legal, accounting and consulting professional fees, respectively, as well as an increase of $65 in commercial insurance expenses, and various other increases in other general and administrative expenses associated with the consolidated company.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 177% to $817 in 2014 from $295 in 2013 primarily as a result of $506 associated with the amortization of intangible assets acquired in the WRT merger transaction.

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

Actions Completed

During the period from June 2014 through December 31, 2014, we have completed many of these actions while several others remain ongoing.

Actions completed as of December 31, 2014 include:

●	Realigning and reorganizing our sales, account management, and service delivery organization for 2015 growth;

●	Restructuring and retargeting marketing services and operations for 2015 growth;

●	Terminating and replacing certain vendors, contractors and consultants, resulting in increased service quality to our customers and the company, and material reductions in our cost structure;

●	Relocating and consolidating our network operations center, resulting in greater control over the quality of service delivery to our customers, and a reduction in our cost structure;

●	Consolidating our facilities and operations, including subletting approximately 50% of the square footage of our office space in one location, and terminating our lease for another location; and

●	Reducing our overall headcount, net of contractor conversions, and including certain executives, and reducing the overall average salary of remaining workforce.

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

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for years ended December 31, 2014 and 2013. At December 31, 2014, we had cash and cash equivalents of $573 and working capital of $(1,144). Cash used in operating activities for the years ended December 31, 2014 and 2013 was $(3,719) and $(865), respectively.

We incurred net losses and negative cash flows from operating activities for years ended December 31, 2014 and 2013. As of December 31, 2014, we had cash and cash equivalents of $573 and working capital deficit of $(1,144). Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements setup with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan.  Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering. There can be no assurance we will successfully complete any future equity or debt financing.

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

Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. In order to meet our needs, we will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering. There can be no assurance we will successfully complete any future equity or debt financing.

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

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2014, we had an accumulated deficits of $(3,799). The cash flow (used in) operating activities was $(3,719) and $(865) for the years ended December 31, 2014 and 2013, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(3,799) and $(2,848) for the years ended December 31, 2014 and 2013, respectively. Included in our net losses were non-cash charges consisting of depreciation, and amortization of warrants related to convertible preferred stock / issued for debt-issuance costs, stock-based compensation and changes in the allowance for doubtful accounts totaling $436 and $295 for the years ended December 31, 2014 and 2013, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2014 was $(1,976) compared to $(76) during 2013. The increase in cash used in investing activities is primarily related to the acquisition of WRT and BI. We currently do not have any material commitments for capital expenditures as of December 31, 2014, nor do we anticipate any significant expenditures in 2015.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2014 was $6,160 compared to $1,033 in 2013. The increase is mainly due to the sale of preferred stock and warrants of $4,566.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2014, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

We have no material commitments for capital expenditures as of December 31, 2014, and we do not anticipate any significant capital expenditures in 2015.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Financial Officer and VP, Corporate Controller, we conducted an initial evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) in conjunction with the recently completed acquisition and reverse acquisition described herein. Based on this initial evaluation, we concluded as of December 31, 2014 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews, and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Due to the Company’s acquisition of Broadcast International, Inc. on August 1, 2014, and reverse acquisition of Creative Realities, LLC on August 20, 2014, at this time the management of the Company has conducted an initial assessment of the effectiveness of the internal controls over financial reporting of Creative Realities, LLC in limited scope upon completion of such acquisitions. Such initial assessment of the Company identified that internal control over financial reporting was not effective and that material weakness exists based upon deficient processes to close the monthly financial statements, recognize revenue from sales orders, and track and value inventory. In addition, the Company currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures to address the foregoing deficiencies, intends to carryover and implement many of the internal controls of the registrant Wireless Ronin Technologies, Inc. at Creative Realities, LLC, is in the process of expanding the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company, and determining a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used and anticipates to continue using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—1992 Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

On May 5, 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and director. The separation agreement provides a customary release of claims by Mr. Price in favor of the Company, and requires the Company to pay to Mr. Price 12 months of his base salary as severance at the intervals set forth in the agreement. The agreement also provides that an option to purchase 938,357 shares of common stock at $0.45 per share vested effective as of April 13, 2015, and that his remaining options were cancelled.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS and corporate governance

Our Board of Directors consists of Alec Machiels (Chairman), David Bell and Donald Harris. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Alec Machiels	42	Director (Chairman)
David Bell	71	Director
Donald Harris	62	Director
John Walpuck	53	Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

Business Experience

Alec Machiels is a Partner at Pegasus Capital Advisors, L.P., a private equity fund manager, and joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Machiels is a member of the Executive and Investment Committees at Pegasus Capital Advisors. He has over 15 years of private equity investing and investment banking experience. Mr. Machiels is a current director serving on the Board of Directors of Molycorp, Inc. Previously, Mr. Machiels was a Financial Analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman Sachs and Co. in New York. Investments in which he has been highly involved in include Pure Biofuels, Molycorp Minerals, Traxys, Slipstream Communications, Coffeyville Resources and Merisant Company. He also served as a member of the Board of Trustees of the American Federation of Arts where he chaired the endowment committee. Mr. Machiels is a graduate of Harvard Business School, KU Leuven Law School in Belgium and Konstanz University in Germany.

David Bell joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Bell brings over 40 years of advertising and marketing industry experience to the board, including serving as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Since 2007, Mr. Bell has led Slipstream Communications, which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. He is currently a Senior Advisor to AOL. He has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell currently serves on the Board of Directors of Time, Inc.

Donald A. Harris was appointed to our Board of Directors in August 2014 in connection with the Broadcast International merger. He has been President of 1162 Management, the General Partner of 5 Star Partnership, a private equity firm, since June 2006. Mr. Harris has been President and Chief Executive Officer of UbiquiTel Inc., a telecommunications company organized by Mr. Harris and other investors, since its inception in September 1999 and also its Chairman since May 2000. Mr. Harris served as the President of Comcast Cellular Communications Inc. from March 1992 to March 1997. Mr. Harris received a Bachelor of Science degree from the United States Military Academy and an MBA from Columbia University. Mr. Harris’s experience in the telecommunications industry and his association with private equity funding will be valuable to us.

John Walpuck is currently our Interim Chief Executive Officer, and has served as our Chief Operating Officer and Chief Financial Officer since April 2014. Mr. Walpuck brings over 25 years of experience in financial and general management to Creative Realities, and over 20 years of experience in a broad range of digital media services, software, Internet services, online businesses, and other technology industry sectors. Prior to Creative Realities, Mr. Walpuck served as the Chief Operating Officer and Chief Financial Officer of AilDigital, Inc. a digital broadcasting solutions company for the period from 2010 through 2013. Mr. Walpuck also served as the President and CEO of Disaboom, Inc., an online business and social network dedicated to people with disabilities, where he worked from 2007 to 2010. Prior to Disaboom, from 2005 to 2007, he served as the Senior Vice President and Chief Financial Officer of Nine Systems Corporation, a digital media services company. Mr. Walpuck has an MBA from the University of Chicago. He is a CMA, CPA and holds other professional certifications.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders. The holders of a majority of our outstanding Series A Convertible Preferred Stock also have the right, but not the obligation, to designate one person to serve as a director on our board. As of the date of this prospectus, the preferred shareholders have not exercised this right.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Price, the Board of Directors considered his significant experience, expertise and background and experience with the marketing industry as well as retail operations, and his demonstrated experience and skills in managing the Creative Realities business. With regard to Mr. Machiels, the Board of Directors considered his background and experience with the private investing market and his long-standing oversight of the Creative Realities business during such time as it was wholly owned by the Pegasus Capital. With regard to Mr. Bell, the board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. Finally, with regards to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors.

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors, making compensation decisions and performing the functions of an audit committee. The board believes the engagement of all directors in these functions is important at this time in the Company’s development in light of the Company’s recent acquisition activities.

Due to the recent resignation of Kent Lillemoe from the Board of Directors effective March 9, 2015, the Board of Directors has determined that no director is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934.

Board and Committee Matters

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors, making compensation decisions and performing the functions of an audit committee. The board believes the engagement of all directors in these functions is important at this time in the Company’s development in light of the Company’s recent acquisition activities.

Communications with Board Members

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Creative Realities, Inc., 22 Audrey Place, Fairfield, NJ 07004, Attention: Corporate Secretary. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Corporate Secretary will be reviewed by the Corporate Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2014 and written representations from such persons that no other reports were required, all applicable Section 16(a) filing requirements were timely met except as follows:

Filer	Late Report	Date of Transaction	Date of Filing
John J. Walpuck III	Initial filing; Option grant	4/2/2014	4/17/2014
Stephen Birke	Stock grant	8/11/2014	Not filed
Donald A. Harris	Initial filing	8/11/2014	Not filed
Kent O. Lillemoe	Stock grant	8/11/2014	Not filed
Howard P. Liszt	Stock grant	8/11/2014	Not filed

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, upon written request to our Corporate Secretary at 22 Audrey Place, Fairfield, NJ 07004.

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2014 and 2013:

Name and Principal Position (a)	Year	Salary ($)(b)	Bonus ($)	Stock Awards ($)(c)	Option Awards ($)(c)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul Price	2014	145,000	0	0	1,340,739		0	0	1,485,739
Former Chief Executive Officer and Director

John Walpuck	2014	180,000	0	0	318,386		0	9,101	507,487
Chief Financial Officer and Interim Chief Executive Officer

Scott W. Koller	2014	301,612	25,000	0	79,632		0	0	406,244
Former President, Chief Executive Officer and Director	2013	265,000	0	0	60,742		0	400	326,142

Darin P. McAreavey	2014	71,803	500	0	33,192	(d)	0	0	105,495
Former Senior Vice President and Chief Financial Officer	2013	215,000	0	0	30,371		0	400	245,771

(a)	Messrs Price and Walpuck joined the company effective August 2014 and May 2014, respectively. On August 20, 2014, Mr. Koller resigned his position as Director and Chief Executive Officer. Mr. Koller terminated his employment with the company effective December 4, 2014. He is entitled to receive severance payments equal to 12 months of his then-current salary payable over 12 months. Mr. McAreavey’s employment with the Company terminated May 2014. Mr. Price’s employment terminated on April 13, 2015.

(b)	Represents their prorated annual base salaries of $400,000 for Mr. Price, $240,000 for Mr. Walpuck, $325,000 for Mr. Koller, and $215,000 for Mr. McAreavey.

(c)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 7 to the consolidated financial statements in Wireless Ronin’s Annual Report on Form 10-K for the year ended December 31, 2014.

(d)	Upon termination of McAreavey’s employment with the Company, this stock option was forfeited and cancelled prior to vesting.

The material terms of employment agreements and payments to be made upon a change in control are discussed below, in the narrative following “Employment Agreements.”

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the company’s defined contribution 401(k) retirement plan. Employees may contribute pretax compensation to the plan in accordance with current maximum contribution levels proscribed by the Internal Revenue Service. There is currently no plan for an employer contribution match.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2014:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Paul Price	0		3,753,427	(b)	$0.45	10/9/2024	0	0

John Walpuck	170,000	(c)	0		$0.65	5/29/2024	0	0
	50,000	(c)	0		$0.62	8/18/2024
			480,685	(e)	$0.45	10/9/2024

Scott W. Koller	34,000	(d)	0		$11.00	4/27/2019	0	0
	15,000	(e)	0		$12.25	3/17/2020
	20,000	(c)			$5.85	3/23/2021
	20,000	(c)			$5.35	2/16/2022
	50,000	(c)			$1.80	2/13/2023
			180,000	(c)	$0.79	1/14/2024

(a)	Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan.

(b)	Mr. Price’s employment terminated on April 21, 2015, and in connection with his separation agreement, options to purchase 938,357 shares vested.

(c)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC.

(d)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on April 27, 2009, with additional increments of 25 percent becoming exercisable annually thereafter.

(e)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on March 17, 2011, with additional increments of 25 percent becoming exercisable annually thereafter.

Non-Employee Director Compensation

Our Board of Directors considers the appropriate amount of non-employee director compensation. Directors who are employees of our company receive no fees for their services as director.

In January 2014, our board of directors awarded each non-employee director a ten-year option for the purchase of 60,000 shares of common stock under our Amended and Restated 2006 Non-Employee Director Stock Option Plan. Such options become exercisable to the extent of 25 percent of the shares purchasable thereunder on the date of grant with additional increments of 25 percent becoming exercisable annually thereafter. In accordance with the terms of the Amended and Restated 2006 Non-Employee Director Stock Option Plan, the exercise price of each option is $0.79 per share, representing the closing price of our common stock on the OTC Bulletin Stock Market on January 14, 2014. These options became fully vested upon the effectiveness of the Company’s merger with Creative Realities, LLC.

Director Compensation Table

Compensation of our non-employee directors during 2014 appears in the following table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Total ($)
Alec Machiels	0	0	0	0
David Bell	0	0	0	0
Don Harris	0	0	0	0
Kent O. Lillemoe (c)	4,500	4,500	25,848	34,848
Howard Liszt (c)	4,500	4,500	25,848	9,000
Steven Birke (c)	11,000	11,000	25,848	22,000

(a)	Represents the grant date fair value of restricted stock granted during the year calculated as the closing price of our common stock on the date of grant, in accordance with ASC Topic 718.

(b)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 7 to the consolidated financial statements in Wireless Ronin’s Quarterly Report on Form 10-Q for the period ended March 31, 2014. The company used a zero percent forfeiture rate assumption for its non-employee director options as it does not expect significant turnover on its board.

(c)	Option awards granted to Messrs Liszt and Birke during 2014 expired upon each of their respective resignations from the Board of Directors in August, 2014. Mr. Lillemoe resigned from the Board of Directors effective March 9, 2015, and his options will expire on March 9, 2016 unless exercised prior to such date.

Those who served as non-employee directors during 2014 held the following unexercised stock options at December 31, 2014:

	Option Awards
	Number of Securities Underlying		Number of Securities Underlying
Name	Unexercised Options (#) Exercisable		Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alec Machiels	0		0	0
David Bell	0		0	0
Don Harris	0		0	0
Kent O. Lillemoe	8,000	(a)	0	6.25	8/15/2021
	6,542	(b)	0	5.35	2/16/2022
	20,000	(b)	0	1.80	2/13/2013
	60,000	(b)	0	0.79	1/14/2024

(a)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on August 15, 2011, with additional increments of 25 percent becoming exercisable annually thereafter. This stock option expires on March 9, 2016 due to Mr. Lillemoe’s resignation from the Board of Directors on March 9, 2015.

(b)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC. The revised option numbers all footnote to (b).

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the close of business on May 5, 2015, we had outstanding two classes of voting securities – common stock, of which there were 46,217,968 shares issued and outstanding; and Series A Convertible Preferred Stock, of which there were 5,567,448 shares issued and outstanding, including 112,448 shares issued in conjunction with the preferred dividend on December 31, 2014. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders, and each share of preferred stock votes on an as-converted basis, which means that each preferred share is currently entitled to two and one-half votes on all matters put to a vote of our shareholders. Our preferred stock votes together with our common stock as a single class. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of May 5, 2015, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock

●	each current director

●	each executive officer of the Company and other persons identified as a named executive in this Annual Report on Form 10-K, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 55 Broadway, 9th Floor, New York, New York 10006, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned[1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	30,349,949	68.98%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	32,252,034	70.26%
John Walpuck [4]	0	*
Paul Price [5]	0	*
Donald A. Harris [6]	2,310,898	4.99%
Alec Machiels [7]	0	*
David Bell [8]	0	*
All current executive officers and directors as a group [9]	2,426,989	5.72%

* less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member. See footnote 3 for further information regarding Slipstream Communications, LLC. The share figure includes 1,779,015 shares of common stock issuable upon exercise of an outstanding warrant issued to the shareholder in connection with the Company’s merger transaction with Creative Realities, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC is held by BCOM Holdings, LP, its managing member. Slipstream Communications is the sole member of Slipstream Funding, LLC, and as a result share figure includes the 28,570,934 shares of common stock, and 1,779,015 common shares issuable upon exercise of an outstanding warrant, issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 1,714,585 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 843,750 shares of common stock issuable upon exercise of associated warrants.

(4)	Mr. Walpuck is our Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

(5)	Mr. Price’s employment as our Chief Executive Officer, and his directorship, terminated on April 21, 2015. Includes 100,000 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock and 50,000 shares of common stock issuable upon exercise of associated warrants.

(6)	Mr. Harris is a director of the Company. Share figure includes an aggregate of 96,154 shares purchasable upon the exercise of outstanding options, 2,677 shares purchasable upon the exercise of outstanding warrants, and 1,334 outstanding shares over which Mr. Harris holds sole voting power but no investment power. In addition, share figure includes (i) 319,092 common shares issued upon the conversion of an unsecured convertible promissory note offered and sold to Mr. Harris in June 2014 together with a related warrant for the purchase of 156,250 common shares and (ii) 1,611,591 shares of common stock issuable upon conversion of Series A Convertible Preferred Stock exercise of associated warrants. The rights and preferences of the Series A Convertible Preferred Stock and the terms of the associated warrants contain “blocker” provisions that limits their holder’s ability to convert such preferred stock and exercise such warrants to the extent that such exercise would cause such holder’s and certain related parties’ beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership takes into account the effect of such “blocker” provisions.

(7)	Mr. Machiels is a director of the Company.

(8)	Mr. Bell is a director of the Company.

(9)	Includes Messrs. Price, Walpuck, Machiels, Bell, and Harris.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

We employ John Walpuck as the Company's Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Mr. Walpuck's employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Walpuck elects not to extend the employment term. The agreement provides for an initial annual base salary of $240,000, subject to annual increases but generally not subject to decreases. Mr. Walpuck is eligible to participate in performance-based cash bonus or equity award plans for the Company's senior executives. In addition, Mr. Walpuck will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Walpuck's employment, Mr. Walpuck will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment, the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of a one-year period. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Subscription Agreements

On February 18, 2015, the Company entered into Subscription Agreements, pursuant to which Don Harris, a director of the Company, and Paul Price, the former Chief Executive Officer of the Company and a former director, subscribed for shares of the Company’s Series A Convertible Preferred Stock and related warrants in the aggregate amount of $90,000, and Slipstream Communications, LLC surrendered a Promissory Note of the Company dated January 28, 2015 and in the principal amount of $175,000, and converted such entire principal amount, plus accrued but unpaid interest thereon, into Series A Convertible Preferred Stock and related warrants. The warrants contain a cashless exercise feature and have a term of five years. The warrants are exercisable at a price of $0.50 per common share, as adjusted for stock splits, dilutive issuances and similar adjustments. As a result of the issuance of a convertible promissory note issued to Mill City on February 18, 2015, the exercise price is currently $0.49 per common share.

Independence

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors, making compensation decisions and performing the functions of an audit committee. The board believes the engagement of all directors in these functions is important at this time in the Company’s development in light of the Company’s recent acquisition activities.

The Board of Directors has determined that none of its directors is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, or meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. Nevertheless, as a corporation whose shares are listed for trading on the OTCQB, we presently are not required to have any independent directors at all on our board, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for audit and other services provided by Baker Tilly Virchow Krause, LLP for 2014 and 2013 (in thousands):

	2014	2013

Audit fees (a)	272	74
Audit related fees (b)	47	-
Tax fees (c)	-	-

	319	74

(a) Audit fees relate to audits of Creative Realities, Inc. as of December 31, 2014 and Creative Realities, LLC. (accounting acquirer) as of December 31, 2013. Audit fees associated with Wireless Ronin Technologies, Inc. for the years ended December 31, 2014 and 2013 were $73 and $0, respectively. Audit fees consisted of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(b) Audit-related fees relate to services provided to Creative Realities, Inc. as of December 31, 2014 and Creative Realities, LLC. (accounting acquirer) as of December 31, 2013. Audit-related fees associated with Wireless Ronin Technologies, Inc. for the years ended December 31, 2014 and 2013 were $17 and $22, respectively. Audit-related fees consisted of fees for services provided in connection with the Form S-4 and amendments and WRT's March 2013 issuance of common stock pursuant to shelf registration statements.

(c) Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning. Tax fees associated with WRT for the years ended December 31, 2014 and 2013 were $0 and $15, respectively.

Our Board of Directors reviewed the audit services rendered by Baker Tilly Virchow Krause, LLP during 2014 and 2013 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 7, 2015.

Creative Realities, Inc.

By	/s/ John Walpuck
John Walpuck
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John J. Walpuck	Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	May 7, 2015
John J. Walpuck

/s/ Alec Machiels	Chairman of the Board of Directors	May 7, 2015
Alec Machiels

/s/ David Bell	Director	May 7, 2015
David Bell

/s/ Donald Harris	Director	May 7, 2015
Donald Harris

Creative Realities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Creative Realities, Inc.

Fairfield, NJ

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. (formerly Creative Realities, LLC) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Realities, Inc. as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

May 7, 2015

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$573	$108
Accounts receivable, net of allowance for doubtful accounts of $490 and $73, respectively	3,463	2,354
Unbilled receivables	359	-
Work-in-process and inventories	739	759
Prepaid expenses	355	109
Total current assets	5,489	3,330
Property and Equipment, net	746	221
Intangibles, net	4,834	120
Goodwill	10,572	1,362
Security deposit	-	84
Other assets	235	-
TOTAL ASSETS	$21,876	$5,117

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,554	$1,938
Accrued expenses	1,102	341
Deferred revenues	1,977	1,809
Due to affiliate	-	215
Current portion of loans payable	-	316
Total current liabilities	6,633	4,619

Warrant liability	1,910	-
Dividend payable	112	-
Other liabilities	434	25
TOTAL LIABILITIES	9,090	4,644

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,302)	1,532	-

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 46,218 and 28,547 shares issued and outstanding	462	285
Additional paid-in capital	17,439	3,036
Accumulated deficit	(6,647)	(2,848)
Total shareholders' equity	11,254	473
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,876	$5,117

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013
Sales
Hardware	5,020	$5,919
Services and other	8,398	5,652
Total sales	13,418	11,572

Cost of sales
Hardware	4,606	3,634
Services and other	5,446	6,927
Total cost of sales (exclusive of depreciation and amortization shown separately below)	10,052	10,561
Gross profit	3,366	1,011

Operating expenses:
Sales and marketing expenses	1,179	906
Research and development expenses	492	-
General and administrative expenses	5,765	2,624
Depreciation and amortization expense	817	295
Total operating expenses	8,253	3,825
Operating loss	(4,886)	(2,814)

Other income (expenses):
Interest expense	(32)	(33)
Other income (expense)	(8)	-
Change in fair value of warrant liability	1,127	-
Total other expense	1,087	(33)
Net loss	$(3,799)	$(2,848)
Deemed dividend on preferred stock	1,215	-
Net loss attributable to common shareholders	$(5,014)	$(2,848)
Net loss per common share - basic and diluted
Net loss	$(0.11)	$(0.10)
Deemed dividend on preferred stock	(0.03)	-
Net loss attributable to common shareholders	$(0.14)	$(0.10)
Weighted average shares outstanding - basic and diluted	34,986	28,547

See accompanying Notes to Consolidated Financial Statements.

Creative Realities, Inc.
Consolidated Statement of Stockholders' equity
For the years ended December 31, 2014 and 2013
(in thousands, except shares)

	Common Stock		Additional paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total

Balance as of December 31, 2012

Creative Realities, LLC member’s equity – retroactive application of merger	28,547,267	$285	$1,720	$-	$2,005
Contribution of due to parent company debt to equity	-	-	1,316	-	1,316
Net loss for the year ended December 31, 2013	-	-	-	(2,848)	(2,848)

Balance as of December 31, 2013	28,547,267	285	3,036	(2,848)	473

Contribution of due to parent company debt to equity	-	-	2,126	-	2,126
Issuance of common shares to reflect merger with Wireless Ronin Technologies, Inc.	17,103,055	171	10,604	-	10,775
Issuance of warrants and options due to merger with Wireless Ronin Technologies, Inc.	-	-	1,250	-	1,250
Beneficial conversion feature on issuance of convertible preferred stock	-	-	1,103	-	1,103
Amortization of beneficial conversion feature	-	-	(1,103)	-	(1,103)
Shares issued for services	567,646	6	363	-	369
Stock-based compensation	-	-	60	-	60
Net loss for the year ended December 31, 2014	-	-	-	(3,799)	(3,799)

	46,217,968	$462	$17,439	$(6,647)	$11,254

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013
Operating Activities:
Net loss	$(3,799)	$(2,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	818	295
Stock-based compensation	60	-
Change in warrant liability	(1,127)	-
Allowance for doubtful accounts	417	-
Shares issued for services	268	-
Changes to operating assets and liabilities (net as of assets acquired and liabilities assumed in merger):
Accounts receivable and unbilled revenues	(764)	(481)
Inventories	967	459
Prepaid expenses and other current assets	(413)	(674)
Other assets	(74)	-
Accounts payable	(248)	868
Deferred revenue	(245)	1,516
Accrued expenses	(100)	-
Dividend payable	112	-
Other non-current liabilities	409	-
Net cash used in operating activities	(3,719)	(865)
Investing activities
Purchases of property and equipment	(266)	(76)
Acquisition of Wireless Ronin Technologies, Inc and Broadcast International, net of cash acquired (including fees assumed in merger for transaction)	(1,710)	-
Net cash used in investing activities	(1,976)	(76)
Financing activities
Payments on bank borrowings	(316)	(283)
Borrowings from affiliate	1,911	1,316
Proceeds received from Preferred stock and warrants	4,565	-
Net cash provided by financing activities	6,160	1,033
Increase in Cash and Cash Equivalents	465	92
Cash and Cash Equivalents, beginning of year	108	16
Cash and Cash Equivalents, end of year	$573	$108

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Company’s Business

Creative Realities, Inc. (the Company or we) is a Minnesota corporation that provides innovative shopper marketing and digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and North America and in certain international markets. We have expertise in a broad range of existing and emerging shopper and digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising and omni-channel customer engagement systems; interactive digital shopping assistants, advisors and kiosks; other interactive marketing technologies such as mobile, social media, transactions, beaconing, and web-based media that enable our customers to transform how they engage with consumers; and dynamic digital signage. We believe we are the world’s leading interactive marketing technology company that focuses on the retail shopper experience – a “shopper marketing technology company.” In sum, we help retailers and brands use the latest technologies to create better shopping experiences.

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

Creative Realities, LLC (Creative Realities) was the “accounting acquirer” in the merger transaction, while Wireless Ronin Technologies (the registrant) was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. Creative Realities, LLC was determined to be the accounting acquirer since its former shareholder has majority control of the common stock, is by far the largest shareholder, and has the majority members of the board of directors and of the executive officers. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will become those of Creative Realities, with the financial results of Wireless Ronin Technologies included only beginning with the merger date. Creative Realities allocated the deemed purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill (see Note 2). Effective September 15, 2014, Wireless Ronin Technologies, Inc. changed its name to Creative Realities, Inc.

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

3.  Revenue Recognition

We recognize revenue primarily from these sources:

●	System hardware sales
●	Professional services
●	Software design and development services
●	Software and software license sales
●	Implementation services
●	Maintenance and support services

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605-910, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, ASC 605-10-599, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables, and ASC subtopic 605-985, Revenue Recognition: Software (or ASC 605-35), with respect to all transactions involving the sale of software licenses. In the event of a multiple-element arrangement, we evaluate if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 605-985-25-5. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payments are fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment, revenues are reported on a gross basis.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2014, the Company had substantially all cash invested in a commercial paper sweep account. The Company maintains the majority of its cash balances in one financial institution located in Chicago. As of December 31, 2013, the Company had substantially all cash invested in a commercial bank account in New Jersey. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

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

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $22 and $245 as of December 31, 2014 and 2013, respectively.

7. Fair Value of Financial Instruments

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

FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a black scholes model which approximates a binomial model. See Note 11 for more information.

8.  Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with “FASB ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2014 and 2013.

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

The estimated useful lives used to compute depreciation and amortization are as follows:

	December 31,
	2014	2013

Equipment	$1,596	$1,163
Leasehold improvements	1,015	396
Purchased software	242	-
Furniture and fixtures	288	209
Other depreciables	27	-
Total property and equipment	3,169	1,768
Less: accumulated depreciation and amortization	(2,423)	(1,547)
Net property and equipment	$746	$221

Equipment	3 – 5 years
Demonstration equipment	3 – 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $251 and $175 for the years ended December 31, 2014 and 2013, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. FASB ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the years ended December 31, 2014 and 2013. Software development costs have been recorded as research and development expense for the years ended December 31, 2014 and 2013. We incurred research and development expenses of $492 and $0 during the years ended December 31, 2014 and 2013, respectively.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC weighted average number of basic shares outstanding for that period, determined by applying the conversion ratio from the merger to the outstanding shares of Creative, plus the number of Creative shares deemed issued to CRI stockholders as a result of the merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 17.3 million at December 31, 2014 were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the year ended December 31, 2014 is after dividends on convertible preferred stock of $112 and amortization of the beneficial conversion feature of $1,103.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of December 31, 2014 and 2013. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our federal and state tax returns are potentially open to examinations for all years since 2011. As of December 31, 2014, we are not under any income tax audits by tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011 and are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Until the merger date, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the years ended December 31, 2014 and 2013, as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense of $60 and $0 was charged to expense during the years ended December 31, 2014 and 2013, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination and is not amortized, but instead tested for impairment at least annually using a measurement date of September 30 (see Note 5). No impairment expense was recorded during the years ended December 31, 2014 and 2013.

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

16. Change in authorized shares

On October 15, 2014, the Company filed articles of amendment to articles of incorporation to change the authorized common shares from 50,000,000 to 200,000,000 and preferred shares from 16,666,666 to 50,000,000, which were approved by the shareholders. Form 8-K filed with the Securities and Exchange Commission on October 16, 2014 reflects this change.

17. Recently Issued Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

18. Reclassifications

Certain reclassifications were made to the 2013 consolidated financial statements to conform to the 2014 presentation with no effect on net loss on shareholders’ equity.

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

Creative Realities, LLC was the “accounting acquirer” in the merger transaction while the registrant was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will be those of Creative Realities with the financial results of Wireless Ronin Technologies included only beginning with the merger date. We allocated the purchase price consideration to the identifiable tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill. Effective September 15, 2014, the Wireless Ronin Technologies, Inc. (the registrant) changed its name to Creative Realities, Inc.

Under reverse acquisition accounting, as the accounting acquirer, Creative Realities is deemed (for accounting purposes only) to have issued to the registrant’s shareholders approximately 17.1 million shares with an aggregate value at the merger date of $10.8 million based on the August 20, 2014 market price of its common shares of $0.63. Creative Realities is also deemed to have issued replacement options to the registrant’s option holders and replacement warrants to the registrant’s warrant holders. The estimated fair value of the registrant’s warrants and the value of the vested stock options of the registrant, all of which were deemed to have vested in connection with a change of control as of the effective date of the transaction on August 20, 2014, aggregating $1.4 million, were included as purchase price consideration, plus the assumption of liabilities in excess of assets acquired making the total purchase consideration $13.7 million.

The following is a preliminary estimate of the merger consideration to be transferred to effect the merger:

(in thousands)
Deemed (for accounting purposes only) issuance of shares to CRI, Inc. shareholders	$10,775
Deemed (for accounting purposes only) issuance of warrants to CRI, Inc. shareholders	754
Deemed (for accounting purposes only) issuance of stock options to CRI, Inc. shareholders	602
Assumption of liabilities in excess of assets acquired	1,588
Total consideration	$13,719

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

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of Wireless Ronin Technologies, Inc. deemed to have been acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values. The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

(in thousands)
Current assets	$1,901
Property and equipment	167
Goodwill	9,210
Other intangible assets	5,164
Other assets	77
Total assets	16,519

Current liabilities	2,800
Total liabilities	2,800

Estimated purchase price	$13,719

The estimated fair value of amortizable intangible assets of $5.2 million is amortized on a straight-line basis over the weighted average estimated useful life of 3.9 years. The purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

		Useful lives
(in thousands)	Amounts	(years)
Technology platform - Broadcast	$260	5
Technology platform - Wireless Ronin	3,930	4
Customer relationships	1,090	3

Total	$5,280

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

In addition, deferred revenue was reduced by approximately $0.3 million to the fair value of the cost of fulfillment plus a normal profit on that effort. We also established an accrual for rent of $0.2 million, related to the above market lease rate on the Minnetonka facility. This accrual will be amortized over the remaining lease term through December 31, 2018.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. The goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $0.2 million of CRI, Inc.’s acquisition-related costs which were expensed during the year ended December 31, 2014. These costs are included in selling, general and administrative costs in our consolidated statements of operations.

The actual parent net sales and net loss (i.e., net sales relating to the business conducted by the registrant, as Wireless Ronin Technologies, Inc. and Broadcast International, Inc., prior to the August 20, 2014 merger with Creative Realities) included in the below unaudited pro forma consolidated statements of operations are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2013 is as follows:

	Years ended
(Unaudited)	December 31,
	2014	2013
Supplemental pro forma combined results of operations:

Net sales	$15,098	$21,415
Net loss	(6,362)	(11,682)

The pro forma financial information includes amortization expense from the acquired assets and transaction costs added back for the year ended December 31, 2013.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quote Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Warrant Liabilities	1,910	-	-	1,910

The change in level 3 fair value is as follows:

Record warrant liability in August 2014	$3,037
Decrease in fair value of warrant liability	(1,127)
Ending warrant liability as of December 31, 2014	$1,910

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	December 31,	December 31,
	2014	2013
Finished goods	$531	$82
Work-in-process	208	677
Total inventories	$739	$759

Supplemental Cash Flow Information:

Cash paid for Interest	18	33
Cash paid for taxes	-	-
Non-cash conversion of borrowings from affiliate to equity	2,126	1,316
Leasehold improvements paid for by landlord allowance	344	-

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from January 1, 2013 to December 31, 2014 are as follows (in millions):

Goodwill at December 31, 2012	$1,362
Change in 2013	-
Merger of Creative and WRT (note 2)	9,210
Goodwill at December 31, 2014	$10,572

Other Intangible Assets

Other intangible assets consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,190	$374	$-	$-
Customer relationships	1,090	131	-	-
Trademarks and trade names	300	240	300	180

	5,580	$745	300	$180

Accumulated amortization	746		180
Net book value of amortizable intangible assets	$4,834		$120

For the years ended December 31, 2014 and 2013, amortization of intangible assets charged to operations was $566 and $60, respectively.

Estimated amortization is as follows:

Year ending December 31,
2015	$1,460
2016	1,400
2017	1,268
2018	681
2019	35

In accordance with ASC 350, we test for goodwill impairment annually on September 30 or more frequently if changes in circumstances or the occurrence of events suggests an impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. We estimated the fair value in relation to the trading price of the Company’s common stock.

This approach uses significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. As a result of its annual impairment analysis at September 30, there was no impairment expense for the year ended December 31, 2014.  No event occured during the 4th quarter 2014 that would be considered a triggering event for the Company to cause the Company to review for possible impairment.

NOTE 6: LOANS PAYABLE

We had a note payable to JPMorgan Chase Bank, N.A. which was paid in full on October 1, 2014. The balance of the note payable was $316 at December 31, 2013. The interest rate was 5.25% at December 31, 2013. The loan was secured by all of the assets of the Company. The loan was repaid in full in October 2014.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

Year ending December 31,	Lease Obligations
2015	$658
2016	669
2017	663
2018	495
2019	472
Total future minimum obligations	195
$3,154

Rent expense totaled $690 and $413 for the years ended December 31, 2014 and 2013, respectively, and is included in General and Administrative expenses.

Effective November 2014, the Company has sublet approximately 9,000 sq. ft of space at its Minnetonka, MN office at an annual rate of $11 per square foot subject to annual increases of 2.5%. Because the rental rate was above market at the time of the merger, the Company recorded an adjustment of $180 to reduce the expense to market over the remaining term of the lease.

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

NOTE 8: RESTRUCTURING

During the three months ended September 30, 2014, we took restructuring actions to lower our cost structure by reducing our headcount. We incurred restructuring expenses for termination costs, $582 of which were including in selling, general and administrative expenses on the statement of operations. As of December 31, 2014, $137 of the accrued expense has been paid.

NOTE 9: RELATED PARTY TRANSACTIONS

On July 31, 2014, our then-parent entity and sole member converted an obligation we owed to that parent into $2.125 million of member’s equity. On December 31, 2013, our then-parent entity converted an obligation we owed to that parent into $1,316 million of member’s equity.

NOTE 10: INCOME TAXES

Our deferred tax assets are primarily related to net operating loss carryforwards (NOLs). We have substantial NOLs that are limited by IRS Section 382 due to change in control. IRS Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a preliminary analysis of the annual NOL carryforwards that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $10.2 million and foreign NOL carryforward is $5.1 million.

A summary of the deferred tax assets and liabilities is included below:

December 31, 2014

Deferred tax assets (liabilities):
Reserves	$(72)
Property and equipment	(4)
Accrued expenses	781
Severance	178
Non-qualified stock options	419
Net foreign carryforwards	1,349
Net operating loss and credit carryforwards	5,592
Intangibles	57

Total Deferred Tax Assets (includes $7,255 recorded upon merger - Note 2)	8,300
Valuation Allowance (includes $97,255 recorded upon merger - Note 2)	(8,300)

Net deferred tax assets (liabilities)	$-

Year ended December 31, 2014

Tax Provision Summary
Deferred Provision (Benefit) - Federal	$(987)
Deferred Provision (Benefit) - State	(58)
Deferred Provision (Benefit) - Foreign	-
Change in valuation allowance	1,045
Tax Expense	$0

NOTE 11: CONVERTIBLE PREFERRED STOCK AND WARRANTS

On August 20, 2014, directly related to the merger, we issued 5,190,000 shares of Series A Convertible Preferred Stock at $1.00 per share. In connection with this issuance, we also issued detachable five-year warrants to purchase 6,487,500 common shares at a price of $0.50. Gross proceeds were $5.2 million, with net proceeds of $4.6 million, after transaction costs.

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

We have determined that the convertible preferred stock contains a beneficial conversion feature based on the conversion price of $0.40 per share compared to the price at closing of $0.63 per share. The $1.1 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid-in capital. The preferred stock became convertible on October 10, 2014 convertible, and accordingly the discount was amortized as an addition to additional paid-in capital over the period from the merger date to October 10, 2014.  The preferred stock is classified as temporary equity of $1.5 million, net of the value of the warrants. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no adjustment to the potential redemption price of the discount until it would be probable that a change in control would occur.

As mentioned above, we issued five-year warrants to purchase 6,487,500 common shares at a price of $0.50 as part of issuing the Series A Convertible Preferred Stock.  We account for the warrants as a liability on the condensed consolidated balance sheet, at their estimated fair value. The liability will be marked-to-market each reporting period with the change impacting the statement of operations. We determined the fair value of the warrants at the August 20, 2014 date of issuance was $3.0 million and was $1.9 million at December 31, 2014. The change in value during the period from August 20, 2014 through December 31, 2014 of $1.1 is an increase to income on the statement of operations and was caused primarily by the decrease in our share price from $0.63 at issuance to $0.40 at December 31, 2014. The valuation is based on the Black-Scholes option pricing model (which approximates the binomial model due to probability factors used to determine the fair value), adjusted for the estimated value of the exercise price protection. The range of inputs used for the Black Scholes valuations of the warrant liabilities as of December 31, 2014 were as follows: Expected term of 3.65 years to 4.64 years; Risk Free Rate of 1.38% to 1.55%; Stock Price of $0.40; and Volatility of 98.0% to 102.97%. In connection with the issuance of Convertible Preferred Stock, we issued warrants, which in the aggregate allow for purchase of up to 6.5 million shares at an exercise price of $.50. In connection with the merger, we entered into certain consulting agreements and financial advisory agreements pursuant to which we issued, in private placements, warrants to purchase an aggregate of .5 million shares of common stock at the per-share price of $.50.

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)		Weighted	Warrants (Liability)		Weighted
	Amount	Weighted Average Exercise Price	Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Average Remaining Contractual Life

Balance, December 31, 2013	-	$-	-	-	$-	-
Assumed as part of merger	2,811,561	7.60	2.11	-	-	-
Warrants issued to Slipstream, LLC	1,779,015	0.48	4.64	-	-	-
August 2014 convertible preferred	-	-	-	6,487,500	0.50	4.64
Financial advisor warrants	-	-	-	527,625	0.50	4.71
Balance, December 31, 2014	4,590,576	$4.84	3.09	7,015,125	$0.50	4.64

NOTE 12: STOCKHOLDERS’ EQUITY

Under reverse acquisition accounting, the amount of common stock reflects the equity structure of the legal acquirer (the par value and the number of shares outstanding of WRT). Under purchase accounting, stockholders’ equity reflects the recognition of approximately 46.2 million shares of our common stock issued and outstanding upon completion of the merger. Amounts in additional paid-in capital represent that of Creative Realities, adjusted to reflect the additional fair value of our shares issued, less the par value of our shares outstanding after the combination, and includes $1.4 million to reflect the portion of the purchase price related to the total estimated fair value of WRT warrants and the vested stock options outstanding on the merger date. Accumulated deficit represents that of Creative Realities prior to the merger date.

In addition to the warrants outstanding related to the Series A Convertible Preferred Stock discussed in note 11, we have other warrants outstanding at December 31, 2014. As discussed in Note 1, in connection with the merger transaction, we issued a warrant to the parent of Creative Realities to purchase 1.8 million our common shares at an exercise price of $0.48 per share. These warrants expire in August 2019. As discussed in Note 2, outstanding WRT warrants carried over, which in the aggregate allow for purchase of up to 2.8 million shares at prices ranging from $.70 to $83.37 and a weighted average exercise price of $7.60.

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

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.45 - $0.65	4,809,318	9.66	$0.46	350,000	$0.39
$0.66 - $0.79	420,000	8.44	0.74	420,000	$0.74
$0.80 - $12.25	384,659	5.79	4.73	384,659	$5.48
	5,613,977	9.30	$1.45

		Weighted Average
		Exercise Price
Balance, December 31, 2013	$-	$-
Assumed as part of merger	1,154,659	5.51
Granted	4,459,318	0.40
Exercised	-	-
Forfeited or expired	-	-
Balance, December 31, 2014	$5,613,977	$1.45

The weighted average remaining contractual life for options exercisable is 8.39 years as of December 31, 2014.

NOTE 13: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees.

On October 9, 2014, the Board of Directors granted 3,753,427 options to purchase common stock of the Company to our CEO, and 480,685 options to purchase common stock of the Company to our COO/CFO. The options granted vest in 25% increments on each of the first four anniversaries of the date of grant, and expire ten years after the date of grant. In addition, on October 9, 2014, the Board of Directors granted 225,206 options to purchase common stock of the Company to certain employees. These options vest 25% per year on each of the first four anniversaries following the grant date. On October 9, 2014, the board of Directors also approved the allocation of 1,096,028 options to be reserved for grant to certain employees in the future. Compensation expense recognized for the issuance of stock options for the years ended December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Stock-based compensation costs included in:
Cost of sales	$-	$-
Sales and marketing expenses	1	-
Research and development expenses	-	-
General and administrative expenses	59	-
Total stock-based compensation expenses	$60	$-

At December 31, 2014, there was approximately $1,374 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 9.8 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted during the years ended December 31, 2014 and 2013 was $0.36 and $0 per share, respectively. The values set forth above were calculated using the following weighted average assumptions:

Risk-free interest rate	2.02%
Expected term	6.25 years
Expected price volatility	98%
Dividend yield	0%

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment behavior, so we estimate the expected term of awards granted by taking the average of the resting term and the contractual term of the awards, referred to as the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company uses historical closing stock price volatility for a period equal to the expected life of the respective award. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. FASB 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 10% based on upon actual historical experience for employee option awards of the registrant.

NOTE 14: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 15: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one business segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the years ended December 31, 2014 and 2013, were in the United States and Canada.

Major Customers

We had 2 and 2 customers that accounted for 41% and 44% of accounts receivable as of December 31, 2014 and 2013, respectively.

The Company had 3 and 3 customers that accounted for 53% and 54% of revenue for the years ended December 31, 2014 and 2013, respectively.

NOTE 16: LIQUIDITY

We incurred net losses and negative cash flows from operating activities for years ended December 31, 2014 and 2013. As of December 31, 2014, we had cash and cash equivalents of $573 and working capital deficit of $(1,144). Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements setup with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan.  Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering. There can be no assurance we will successfully complete any future equity or debt financing.

NOTE 17: SUBSEQUENT EVENTS

Securities Purchase Agreement with Mill City Ventures III, Ltd.

On February 18, 2015, the Company entered into a Securities Purchase Agreement with Mill City Ventures III, Ltd. (“Mill City”), pursuant to which it offered and sold a secured convertible promissory note in the principal amount of $1,000,000 and a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38, in a private placement exempt from registration under the Securities Act of 1933.

Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Broadcast International, Inc., the Company’s principal subsidiaries, are co-makers with the Company of the secured convertible promissory note. Obligations under the secured convertible promissory note are secured by a grant of collateral security in the accounts receivable and related proceeds of all co-makers pursuant to the terms of a security agreement.

The secured convertible promissory note bears interest at the annual rate of 12%, and matures on August 18, 2016. At any time prior to the maturity date, Mill City may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.33 per share, as adjusted for stock splits and similar adjustments. Upon the consummation of a change in control transaction of the Company or of an offering of securities of the Company in which the gross proceeds to be received by the Company equal, when aggregated with all prior financings involving the sale of securities of the Company from and after February 18, 2015 (but exclusive of the amounts borrowed under the Mill City secured convertible promissory note), at least $3.5 million, Mill City may elect to convert the secured convertible promissory note into shares of common stock of the Company or elect repayment. The Company may prepay the secured convertible promissory note at any time; provided any principal amount prepaid must be accompanied by the payment of minimum amount of interest that, when aggregated with earlier payments of interest, equals at least 365 days of interest thereon. The secured convertible promissory note contains other customary terms.

On April 13, 2015, the Board of Directors and Paul Price agreed to terminate Mr. Prices’s employment with the Company without cause. In Mr. Price’s separation agreement with the Company, the Board of Directors agreed to vest 938,357 options granted to him on October 9,2014.

Sale of Series A Preferred Stock and Related Warrants.

On February 18, 2015, the Company entered into Subscription Agreements, pursuant to which Don Harris, a director of the Company, and Paul Price, the former Chief Executive Officer of the Company and a former director, subscribed for shares of the Company’s Series A Convertible Preferred Stock and related warrants in the aggregate amount of $90,000, and Slipstream Communications, LLC surrendered a Promissory Note of the Company dated January 28, 2015 and in the principal amount of $175,000, and converted such entire principal amount, plus accrued but unpaid interest thereon, into Series A Convertible Preferred Stock and related warrants. The warrants contain a cashless exercise feature and have a term of five years. The warrants are exercisable at a price of $0.50 per common share, as adjusted for stock splits, dilutive issuances and similar adjustments. As a result of the issuance of the convertible promissory note issued to Mill City set forth above, the exercise price is currently $0.49 per common share.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-4 filed with the SEC on August 18, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

10.1	Securities Purchase Agreement dated as of August 18, 2014, by and among Wireless Ronin Technologies, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

10.2	Form of Warrant to Purchase Common Stock of Wireless Ronin Technologies, Inc., issued to purchasers under the Securities Purchase Agreement dated as of August 18, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

10.3	Separation Agreement with Paul Price dated as of May 5, 2015 (filed herewith)

10.4	Employment Agreement with John Walpuck dated April 3, 2014

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Baker Tilly Virchow Krause, LLP (filed herewith)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

i