Form 10-Q
period 2015-03-31
CREATIVE REALITIES, INC.
filed 2015-07-02
CIK 1356093

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of July 1, 2015, the registrant had 46,217,968 shares of common stock outstanding.

CREATIVE REALITIES, INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3
ITEM 1	FINANCIAL STATEMENTS	3
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 4	CONTROLS AND PROCEDURES	28
PART II	OTHER INFORMATION	30
ITEM 1	LEGAL PROCEEDINGS
ITEM 5		31
ITEM 6	EXHIBITS	30
SIGNATURES		31
EXHIBIT INDEX		E-1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$473	$573
Accounts receivable, net of allowance of $593 and $490, respectively	2,865	3,463
Unbilled receivables	174	359
Work-in-process and inventories	574	739
Prepaid expenses	406	355
Total current assets	4,492	5,489
Property and equipment, net	714	746
Intangibles, net	4,470	4,834
Goodwill	10,572	10,572
Other assets	235	235
TOTAL ASSETS	$20,483	$21,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,207	$3,555
Accrued liabilities	1,022	1,102
Deferred revenues	2,304	1,977
Dividend payable	190	112
Other current liabilities	5
Total current liabilities	6,728	6,746

Long term debt:
Principal amount of note payable (Note 5)	1,000	-
less: unamortized discount and debt issuance costs	619	-
Long term debt net of discount and debt issuance costs	381	-
Warrant liability	1,240	1,910
Other liabilities	429	434
TOTAL LIABILITIES	8,779	9,090

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,646)	1,725	1,532

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 46,218 and 46,218 shares issued and outstanding	462	462
Additional paid-in capital	18,098	17,439
Accumulated deficit	(8,580)	(6,647)
Total shareholders' equity	9,979	11,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,483	$21,876

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Sales
Hardware	$429	$1,012
Services and other	1,697	1,260
Total sales	2,126	2,272
Cost of sales
Hardware	382	644
Services and other	1,274	1,364
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,656	2,008
Gross profit	470	264
Operating expenses:
Sales and marketing expenses	326	276
Research and development expenses	231	-
General and administrative expenses	2,093	736
Depreciation and amortization expense	425	66
Total operating expenses	3,075	1,078
Operating loss	(2,605)	(814)
Other income (expenses):
Interest expense	(63)	(4)
Change in fair value of warrant liability	745	-
Other income/expense	(10)	-
Total other income (expense), net	672	(4)
Net loss	$(1,933)	$(818)
Deemed dividend on preferred stock	(113)	-
Net loss attributable to common shareholders	$(2,046)	$(818)
Basic and diluted loss per common share	$(0.04)	$(0.03)
Basic and diluted weighted average shares outstanding	46,217,968	28,547,267

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net loss	$(1,933)	$(818)
Depreciation and amortization	425	66
Stock-based compensation expense	103	-
Change in fair value of warrant liability	(745)	-
Amortization of debt discount	43	-
Provision for doubtful accounts	103	-
Accounts receivable and unbilled revenues	680	1,567
Inventories/costs in excess	165	175
Prepaid expenses and other current assets	(51)	(55)
Other assets	-	(148)
Accounts payable	(342)	(692)
Deferred revenue	327	(362)
Accrued liabilities	(84)	(159)
Net cash used in operating activities	(1,309)	(426)
Investing activities
Purchases of property and equipment	(29)	(14)
Net cash used in investing activities	(29)	(14)
Financing activities
Repayment of line of credit - bank	-	(95)
Proceeds from issuance of convertible debt and warrants, net of costs	1,148	-
Proceeds from issuance of convertible preferred stock and warrants, net of costs	90	-
Borrowings from affiliate	-	736
Net cash provided by financing activities	1,238	641
Increase (decrease) in cash and cash Equivalents	(100)	201
Cash and cash Equivalents, beginning of period	573	108
Cash and cash Equivalents, end of period	$473	$309

See accompanying notes to condensed consolidated financial statements.

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

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities LLC. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, a Delaware limited liability company and then the sole member of Creative Realities, LLC received shares of our common stock equivalent to approximately 59.2% of common stock issued and outstanding after the merger, calculated on a modified fully diluted basis, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger, again calculated on a modified fully diluted basis. In each case, “modified fully basis” means inclusion of all shares of outstanding common stock together with common stock issuable upon exercise or conversion of outstanding securities, other than the Series A Convertible Preferred Stock (see above) and certain shares of common stock issuable upon exercise of warrants and options having an exercise price agreed by the parties to have been significantly out of the money.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction, while Wireless Ronin Technologies (the registrant) was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. Creative Realities, LLC was determined to be the accounting acquirer since its former shareholder had majority control of the common stock, was the largest shareholder, and had the majority members of the board of directors and of the executive officers. In accordance with reverse acquisition accounting, the historical financial statements of the registrant became those of Creative Realities, with the financial results of Wireless Ronin Technologies included only beginning with the merger date. Effective September 15, 2014, Wireless Ronin Technologies, Inc. changed its name to Creative Realities, Inc.

 As used throughout this report, the “Company” generally refers to the registrant (Creative Realities, Inc., formerly known as Wireless Ronin Technologies, Inc.), unless the context otherwise indicates or requires. Use of the first person “we” refers to the Company or, if the context so requires, to the historical business of Creative Realities, LLC or the registrant itself, in each case prior to the consummation of the August 20, 2014 merger transaction.

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Companies’ condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Companies’ results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s 10-K filed with the SEC on May 7, 2015.

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

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-910, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, ASC 605-10-599, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables, and ASC subtopic 605-985, Revenue Recognition: Software (or ASC 605-35), with respect to all transactions involving the sale of software licenses. In the event of a multiple-element arrangement, we evaluate if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in ASC 605-985-25-5. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payments are fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. Revenues are reported on a gross basis.

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

Software Design and Development Services

Revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with ASC 605-985-25-88 through 107. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

Maintenance and Support Services

Maintenance and support consists of software updates and various forms of support services. Software updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. We also offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support customers’ networks 7 days a week, 24 hours a day.

Maintenance and support revenue is recognized ratably over the term of the contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. Support agreement fees are based on the level of service provided to customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system.

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2015 and December 31, 2014, we had substantially all cash invested in a commercial bank account in New Jersey. The balances are insured by the Federal Deposit and Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of the accounts receivable and on a customer-by-customer analysis of the high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. Our allowance for doubtful accounts was $593 and $490 at March 31, 2015 and December 31, 2014, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $22 as of both March 31, 2015 and December 31, 2014, respectively.

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

ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a Black-Scholes model which approximates a binomial model. See note 3 for further information about the warrant liability valuation. See Notes 3 and 10 for further discussion on the valuation of warrant liabilities.

8.  Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360-10-05-4, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three months ended March 31, 2015 and 2014.

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

The estimated useful lives used to compute depreciation and amortization are as follows  :

Equipment	3 - 5 years
Demonstration equipment	3 - 5 years
Furniture and fixtures	7 years
Purchased software	3 years
Leased equipment	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation and expense was $61 and $51 for the three months ended March 31, 2015 and 2014.

10. Research and Development and Software Development Costs

Research and development costs consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. No software development costs were capitalized during the three months ended March 31, 2015 and 2014. Software development costs have been recorded as research and development expense for the three months ended March 31, 2015 and 2014. We incurred research and development costs of $231 and $0 during the three months ended March 31, 2015 and 2014, respectively.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for the prior period presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC weighted average number of basic shares outstanding for the period, determined by applying the conversion ratio from the merger to the outstanding shares of Creative, plus the number of Creative shares deemed issued to CRI shareholders as a result of the merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 20.5 million at March 31, 2015 were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the three months ended March 31, 2015 is after dividends on convertible preferred stock of $79 and amortization of the beneficial conversion feature of $34.

12. Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of March 31, 2015 and December 31, 2014. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our federal and state tax returns are potentially open to examinations for all years since 2011.  As of March 31, 2015, we are not under any income tax audits by tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011 and are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our consolidated statements of operations.

Until the merger date, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three months ended March 31, 2015 and 2014, as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense of $103 and $0 was charged to expense during the three months ended March 31, 2015 and 2014, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination and is not amortized, but instead tested for impairment at least annually using a measurement date of September 30. No impairment expense was recorded during the three months ended March 31, 2015 and 2014.

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

16. Change in Authorized Shares

On October 15, 2014, the Company filed amendment to the articles of incorporation to change the authorized common shares from 50,000,000 to 200,000,000 and preferred shares from 16,666,666 to 50,000,000 which was approved by the shareholders. Form 8-K filed with the Securities and Exchange Commission on October 16, 2014 reflects this change.

17. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity", which amends the definition of a discontinued operation in Accounting Standards Codification, or ASC, 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of discontinued operations and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In November 2014, the FASB issued ASU 2014-15, Derivatives and Hedging, which amends certain paragraphs in the ASC 815-15-25. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2015, with earlier adoption permitted. The Company is currently evaluating the implications of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as s direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since the Company did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance has been adopted in this interim period.

18. Reclassifications

Certain reclassifications were made to the 2014 consolidated financial statements to conform to the 2015 presentation with no effect on net loss or shareholders’ equity.

NOTE 2: CREATIVE REALITIES, LLC MERGER

 On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities, LLC. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, then the sole member of Creative Realities, LLC received shares of our common stock equivalent to approximately 59.2% of the common stock issued and outstanding immediately after the merger, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger. As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,919 shares of common stock and warrants to purchase common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our common stock issued and outstanding immediately after the merger.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction while the registrant was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will be those of Creative Realities LLC with the financial results of Wireless Ronin Technologies included only beginning with the merger date. We allocated the purchase price consideration to the identifiable tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill. Effective September 15, 2014, the Wireless Ronin Technologies, Inc. (the registrant) changed its name to Creative Realities, Inc.

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

The estimated fair value of amortizable intangible assets of $5.2 million is amortized on a straight-line basis over the weighted average estimated useful life of 3.9 years. The purchase price allocation to identifiable intangible assets and related useful lives are as follows:

		Useful lives
(in thousands)	Amounts	(years)
Technology platform - Broadcast	$260	5
Technology platform - Wireless Ronin	3,930	4
Customer relationships	1,090	3

Total	$5,280

The fair values of the technology platforms and the customer relationships were estimated using a discounted present value income approach. Under this approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

In addition, deferred revenue was reduced by approximately $0.3 million to the fair value of the cost of fulfillment plus a normal profit on that effort. For the three months ended March 31, 2015, we amortized $85 which is included as a reduction to revenues. We also established an accrual for rent of $0.2 million, related to the above market lease rate on the Minnetonka facility. This accrual is being amortized over the remaining lease term through December 31, 2018.

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

The actual parent net sales and net loss (i.e., net sales relating to the business conducted by the registrant, as Wireless Ronin Technologies, Inc. prior to the August 20, 2014 merger with Creative Realities) included in the below unaudited pro forma consolidated statements of operations are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2014 is as follows (excludes any impact of the Broadcast International, Inc. acquisition by Wireless Ronin Technologies, Inc. on August 1, 2014) (in thousands):

Three months ended
(Unaudited)	March 31,
2014
Supplemental pro forma combined results of operations:
Net sales	$3,535
Net loss	(2,250)

These unaudited pro forma combined financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the earliest period presented, or of future results of the combined entities. The unaudited pro forma combined financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

Broadcast International, Inc. (Broadcast) is a provider of managed video solutions, including digital signage, OTT (Over the Top) networks, IPTV, and live/on-demand content distribution for the enterprise. On August 1, 2014 (the Broadcast Merger Date), Wireless Ronin Technologies (“WRT”) acquired 100% of the outstanding shares of Broadcast by issuing 7.1 million shares of WRT common stock with an aggregate value at the Broadcast merger date of $3.6 million based on the price of WRT shares on the merger date. The former Broadcast shareholders owned approximately 36.5% of the WRT common stock outstanding immediately after the Broadcast merger, calculated on a modified fully diluted basis. As the acquirer, WRT allocated the purchase price consideration to the tangible and intangible assets acquired and liabilities assumed from Broadcast, with excess purchase price recorded as goodwill. Those allocations to Broadcast assets and liabilities were superseded by the purchase price allocation from the August 20, 2014 merger transaction with Creative Realities LLC that occurred after the Broadcast merger.

NOTE 3: FAIR VALUE MEASUREMENT

 We measure certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with ASC 820-10-30, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10-35 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

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

Description	Fair Value	Quote Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Warrant Liabilities	1,240	-	-	1,240

The change in level 3 fair value is as follows:

Recorded warrant liability as of December 2014	$1,910
Warrants associated with convertible preferred stock (Note 10)	75
Decrease in fair value of warrant liability	(745)
Ending warrant liability as of March 31, 2015	$1,240

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	March 31,	December 31,
	2015	2014
Finished goods	$412	$531
Work-in-process	162	208
Total inventories	$574	$739

NOTE 5: LOANS PAYABLE

 On February 18, 2015, the Company entered into a Securities Purchase Agreement with Mill City Ventures III, Ltd. (“Mill City”), pursuant to which it offered and sold a secured convertible promissory note in the principal amount of $1.0 million and a five-year warrant, immediately exercisable to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38, in a private placement exempt from registration under the Securities Act of 1933.

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

The secured convertible promissory note bears interest at the annual rate of 12%, and matures on August 18, 2016. At any time prior to the maturity date, Mill City may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.33 per share, as adjusted for stock splits and similar adjustments. Upon the consummation of a change in control transaction of the Company or of an offering of securities of the Company in which the gross proceeds to be received by the Company equal, when aggregated with all prior financings involving the sale of securities of the Company from and after February 18, 2015 (but exclusive of the amounts borrowed under the Mill City secured convertible promissory note), at least $3.5 million, Mill City may elect to convert the secured convertible promissory note into shares of common stock of the Company or elect repayment. The Company may prepay the secured convertible promissory note at any time, provided any principal amount prepaid must be accompanied by the payment of minimum amount of interest that, when aggregated with earlier payments of interest, equals at least 365 days of interest thereon. The secured convertible promissory note contains other customary terms.

The fair value of the warrants granted was calculated at $0.25 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 4 years, Exercise Price: 0.36, Stock Price: 0.38, Risk-Free Rate: 1.26%, Volatility: 100%.  The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the warrants totaled $272 at issuance. In addition, the Company determined that there was a beneficial conversion feature of $363 at the date of issuance which was recorded as debt discount and is also amortized into interest expense over the original term of the notes.  In addition the Company recorded $32 of debt issuance costs as a reduction to the carrying amount of the note which is being amortized over the term of the note. The unamortized balance of the beneficial conversion feature and warrants was $619 as of March 31, 2015.  For the three months ended March 31, 2015, the Company recorded interest expense of $48 related to the amortization of the warrants and beneficial conversion feature.  The effective interest rate of the convertible notes payable was computed at 54.63% subsequent to the allocation of proceeds to the warrants and beneficial conversion feature.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

NOTE 7: RESTRUCTURING

During the three months ended September 30, 2014, we took restructuring actions to lower our cost structure by reducing our headcount. We incurred restructuring expenses for termination costs, $582 of which were including in selling, general and administrative expenses on the statement of operations. As of March 31, 2015, $218 of the accrued expense has been paid.

NOTE 8: RELATED PARTY TRANSACTIONS

In February 2015, we entered into three Convertible Preferred Stock Purchase Agreements to sell 265,000 shares of convertible preferred stock for $1.00 per share convertible into the Company’s common stock along with 331,250 detachable warrants to purchase the Company’s common stock at an initial exercise price of $0.50 with down-round provisions to a majority shareholder, former Chief Executive Officer and Director and a former director of the Company. See Note 11 for details of the transaction.

In March 2015, we entered into an agreement to design, develop, deploy, deliver, install and service an entity controlled by our majority shareholder for a fee of $154. As of March 31, 2015, $77 is included in deferred revenues.

NOTE 9: INCOME TAXES

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

NOTE 10: CONVERTIBLE PREFERRED STOCK AND WARRANTS

In February 2015, we issued 265,000 Series A Convertible Preferred Stock at $1.00 per share with detachable five-year warrants to purchase 331,250 common shares at a price of $0.50, subject to adjustment, for $0.3 million. Gross and net proceeds were $265; the transactions costs were negligible and the Company expensed them immediately.

The preferred stock entitles its holders to a 6% cumulative dividend, payable semi-annually in cash or in kind, and may be converted to our common stock at the option of a holder at an initial conversion price of $0.33 per share, subject to adjustment.  Subject to certain conditions, we may call and redeem the preferred stock after three years.  During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The holders of the preferred stock will be entitled to vote their shares on an as-converted basis and they will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

Subject to certain customary exceptions, the preferred stock has full-ratchet conversion price protection in the event that we issue common stock or common stock equivalents below the conversion price, as adjusted. The warrants issued to purchasers of the preferred stock contain similar full-ratchet exercise price protection in the event that we issue common stock or common stock equivalents below the exercise price, as adjusted, again subject to certain customary exceptions. Additionally, the warrants contain a provision that the exercise price will be reduced by $0.025 per share for each calendar month after May 2015 in which the Company does not have an effective resale registration statement. As of the date of this report, there is not an effective registration statement. In the Securities Purchase Agreement, we granted purchaser of the preferred stock certain registration rights pertaining to the shares of our common stock they may receive upon conversion of their preferred stock and upon exercise of their warrants.

We have determined that the convertible preferred stock issued in February 2015 contained a beneficial conversion feature based on the conversion price per share of $0.29 per share compared to the price on the date of issuance of $0.34. The $0.03 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid in capital. Since the preferred stock was convertible at issuance the discount was immediately amortized and preferred stock is credited to recognize the total amount as proceeds from their issuance.

The preferred stock is classified as temporary equity of $1.7 million, and $1.5 million as of March 31, 2015 and December 31, 2014, net of the value of the warrants. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no adjustment to the potential redemption price of the discount until it would be probable that a change in control would occur.

 We determined that the 331,250 warrants issued in connection with the financing are classified as liabilities based on down-round protection and cash settlement features. The warrants were valued using a Black Scholes Option pricing model (which approximates the binomial model due to probability factors used to determine the fair value), adjusted for estimated value of the exercise price protection. The value of the warrants on issuance was $74. See note 3 for additional fair value disclosures.

The range of inputs used for the Black Scholes valuations of the warrant as of March 31, 2015 and December 31, 2014 were as follows: Expected term of 3.39 years to 4.64 years; Risk Free Rate of 1.17% to 1.55%; Stock Price of $0.40 and $0.25; and Volatility of 107.30% to 98.00%.

NOTE 11: STOCKHOLDERS’ EQUITY

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

A summary of outstanding options is included below :

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.32 - $0.65	6,258,750	9.58	$0.43	350,000	$0.60
$0.66 - $0.79	390,000	8.79	0.79	390,000	$0.79
$0.80 - $12.25	370,897	6.44	5.51	370,897	$5.51
	7,019,647	9.37	$0.72

Balance, December 31, 2014	5,613,977
Granted	1,449,432
Forfeited or expired	(43,762)
Balance, March 31, 2015	7,019,647

The weighted average remaining contractual life for options exercisable is 2.79 years as of March 31, 2015.

In January 2015, the Company granted 10 year options to purchase 1,449,432 shares of its common stock to the Chief Financial Officer. The options vest over 4 years and have an exercise price of $0.32. The fair value of the options on the grant date was $0.25 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.69%
Expected term	6.25 years
Expected price volatility	95.13%
Dividend yield	-

NOTE 12: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 13: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one business segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three months ended March 31, 2015 and 2014, were in the United States and Canada.

Major Customers

We had two customers that accounted for 27% and 41% of accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

The Company had three customers that accounted for 58% and 64% of revenue for the three months ended March 31, 2015 and 2014, respectively.

NOTE 14: LIQUIDITY

For the three months ended March 31, 2015 and the year ended December 31, 2014, we had a net loss of $(1,933) and $(3,799), and a negative cash flow from operations of $(1,309) and $(3,719), respectively. Historically, we have had continuing operating losses, negative cash flows from operations and working capital deficiencies.

As discussed in Note 2, we merged with Creative Realities, Inc. (then known as Wireless Ronin Technologies, Inc., or “WRT”) on August 20, 2014. Prior to the merger, WRT experienced continuing operating losses and WRT’s independent registered public accounting firm expressed substantial doubt about WRT’s ability to continue as a going concern.

As addressed in Note 6: Loans Payable, the Company obtained a Convertible Secured Promissory Note for $1.0 million in February 2015 and as addressed in Note 11: Convertible Preferred Stock and Warrants, the Company issued additional convertible preferred stock and warrants for $0.3 million. As of the date of this report, management believes that its existing working capital resources, together with projected cash flow, are sufficient to fund its operations through at least December 2015.  The Company will still need to generate sufficient revenue, obtain financing, or adjust operating expenses so as to maintain positive working capital. Additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and debt financing, if available, may involve restrictive covenants.

NOTE 15: SUBSEQUENT EVENTS

On May 20, 2015, we offered and sold to our majority shareholder a subordinated secured promissory note in the principal amount of $465 and a five-year immediately exercisable warrant to purchase 762,295 shares of common shares at a price of $0.31 per share, which was subsequently reduced to $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The subordinated secured promissory note had an annual interest rate of 12%, 6% in cash and 6% added to the principal, and matures on May 20, 2016, see Note 11: Convertible Preferred Stock and Warrants, above for a discussion of the Series 6% Convertible Preferred Stock. The Company recognized the fair value of the warrant liability of $169, a beneficial conversion feature of $39, and the debt discount on the debt of $211. The debt discount will be amortized over the life of the debt as interest expense. The warrant liability will be marked to market quarterly with the change recognized in income. On June 24, 2015, the holder converted the note into the Company’s Series A 6% Convertible Preferred Stock. Upon conversion the entire debt discount was amortized to interest expense.

On June 23, 2015, we offered and sold to an outside party a 14% secured convertible promissory note in the principal amount of $400 and a five-year immediately exercisable warrant to purchase 640,000 shares of common shares at a price of $0.30 per share in a private placement exempt from registration under the Securities Act of 1933. This note is secured by Slipstream’s investment in one of its subsidiaries. The promissory note bears interest at the annual rate of 14% and is payable monthly in arrears with 12% in cash and 2% as additional principal and matures on September 23, 2016. This Note is convertible into common stock at a conversion price of $0.28 per share, provided conversion of the note does not provide the holder with in excess of 9.99% of the then-issued and outstanding common stock. The unpaid principal and any accrued interest may at any time be converted at the option of the outside party into shares of the Company’s common stock. The fair value of the warrants granted was calculated at $0.15 using the Black-Scholes model. See Note 11 for the inputs used in valuing the warrants using the Black-Scholes model. The fair value of the warrant on issuance date was $77. The Company reduced the carrying value of the notes by the relative fair value of the warrant and is amortizing it in connection with the notes payable over the original term of the notes as additional interest expense. The effective interest rate of the convertible notes payable was computed at 30% subsequent to the allocation of proceeds to the warrants.

On May 5, 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and director. The separation agreement provides a customary release of claims by Mr. Price in favor of the Company, and requires the Company to pay to Mr. Price 12 months of his base salary as severance at the intervals set forth in the agreement over a period of up to 16 months. The agreement also provides that an option to purchase 938,357 shares of common stock at $0.45 per share vested effective as of April 13, 2015, and that his remaining options were cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors, ” in the Company’s Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on May 7, 2015.

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

Our Expenses

Our expenses are primarily comprised of three categories: sales and marketing, research and development, and general and administrative. Sales and marketing expenses include salaries and benefits for our sales, business development solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospective new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our proprietary software platforms and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Form 10-K for the year ended December 31, 2014. There have been no changes in the critical accounting policies and estimates. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following discussions are based on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 and notes thereto. The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

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

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented

●	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages. For example when net sales increase from one period to the next that change is shown as a positive. When net sales decrease from one period to the next, that change is shown as a negative in both columns.

	Three Months Ended
	March 31,	March 31,	$ Increase	%Increase
(In thousands)	2015	2014	(Decrease)	(Decrease)
Sales	$2,126	$2,272	$(146)	(6%)
Cost of sales	1,656	2,008	(352)	(18%)
Gross profit (exclusive of depreciation and amortization shown separately below)	470	264	206	78%
Sales and marketing expenses	326	276	50	18%
Research and development expenses	231	-	231	-
General and administrative expenses	2,093	736	1,357	184%
Depreciation and amortization expense	425	66	359	544%
Total operating expenses	3,075	1,078	1,997	185%
Operating loss	(2,605)	(814)	(1,791)	220%
Other income (expenses):
Interest expense	(63)	(4)	(59)	1,475%
Other income and change in fair value of warrant liability	735	-	735	-
Total other income (expense)	672	(4)	676	-
Net loss	$(1,933)	$(818)	$(1,115)	136%

Sales

Sales decreased by $146 or 6% in the first quarter of 2015 compared to the first quarter of 2014, primarily due to a decrease of $583 in hardware sales offset by an increase in $437 in Software/Services sales. This is a product of the changing sales mix post the merger in August 2014.

Gross Profit

Gross profit margin on a percentage basis increased from 12% to 22% in the first quarter of 2015 compared to the first quarter of 2014, and it increased by an estimated $206 in absolute dollars during the same period. The increase is due to both the shift in revenues toward software/services which has higher margins and more efficient operations.

Sales and Marketing Expenses

Sales and marketing expenses increased by $50 in the first quarter of 2015 compared to the first quarter of 2014. The increase is mainly due to a net effect of an increase of $121 in payroll related expenses and a decrease of $73 in general marketing activity.

Research and Development Expenses

Research and development expenses increased by $231 in the first quarter of 2015 compared to the first quarter of 2014. The increase is due to the fact that prior to the merger with Wireless Ronin, the former Creative Realities LLC did not engage in any research and development activities.

General and Administrative Expenses

General and administrative expenses have increased by $1,357 in the first quarter of 2015 compared to the first quarter of 2014. The increase is mainly the result of a $668 increase in payroll related expenses. We performed a comprehensive review of our aged outstanding accounts receivables across the consolidated company, and increased our allowance for doubtful accounts by $103, resulting in an increase in bad debt expense. Also included was an increase of more than $293 due to consolidated rent, utilities, telephone and commercial insurance expenses. An increase of $177 in various other general and administrative expenses were associated with the consolidated company.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $359 in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of the amortization of intellectual property intangible assets acquired in the WRT merger.

Business Realignment, Integration, and Restructuring

Background

Beginning in June 2014, we began the planning process for the anticipated closing of the merger transactions described herein. This included a comprehensive review of our existing customers, sales pipeline, sales and account management, service and solution offerings, technology platforms, processes and work streams, systems and operations, leadership team, personnel by function, contractors and vendors, facilities, and related matters. Our primary objective was to realign, integrate and restructure our operations to the maximum extent practicable by or before March 31, 2015.

Actions Completed

During the period from June 2014 through March 31, 2015, we have completed many of these actions while several others remain ongoing.

Actions completed as of March 31, 2015 include:

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

During the period from June 2014 through the date of this Report, as a result of the foregoing, we have reduced our average recurring (i.e., excluding one-time severance and other restructuring expenses, settlement payments, transaction costs, non-cash expenses, and other one-time adjustments) monthly fixed cost structure by approximately 40% or approximately $5.35 million annually (non-GAAP disclosure).

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

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2015 and 2014. At March 31, 2015, we had cash and cash equivalents of $473 and working capital of $(2,236). Cash used in operating activities for the three months ended March 31, 2015 was $(1,309).

Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margins, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements setup with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan. As of the date of this report, management believes that its exiting working capital resource, together with projected cash flows, are sufficient to fund it’s operations through as lease December 2015. Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering. There can be no assurance we will successfully complete any future equity or debt financing.

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

Management continues to seek financing on favorable terms. Nevertheless, there can be no assurance that any such financing can be obtained on favorable terms, if at all. In May 2015, we obtained additional financing of $0.5 million and in June 2015 additional financing of $0.4 million. See Note 15 for details.

Our future depends upon our ability to create profitable business operations and obtain additional financing as required. If we are unable to generate sufficient revenue, adjust our operating expenses so as to maintain positive working capital, or find financing, then we will be forced to cease operations and investors will lose their entire investment.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of March 31, 2015, we had an accumulated deficit of $(8,580). The cash flow (used in) operating activities was $(1,309) and $(426) for the three months ended March 31, 2015 and March 31, 2014, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(1,933) and $(818) for the three months ended March 31, 2015 and March 31, 2014 , respectively.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2015 was $(29) compared to $(14) during 2014.

Financing Activities

Net cash provided by financing activities during three months ended March 31, 2015 was $1,238 compared to $641 in 2014. The increase is mainly due to our notes payable borrowings.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2015.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and VP, Corporate Controller, we conducted an initial evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) in conjunction with the recently completed acquisition and reverse acquisition described herein. Based on this initial evaluation, we concluded as of March 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews, and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in our Annual Report on Form 10-K presented fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

Due to the Company’s acquisition of Broadcast International, Inc. on August 1, 2014, and reverse acquisition of Creative Realities, LLC on August 20, 2014, management of the Company has conducted an initial assessment of the effectiveness of the internal controls over financial reporting of both entities in limited scope upon completion of such acquisitions. Such initial assessment by the Company identified that internal control over financial reporting was not effective and that material weaknesses exist based upon deficient processes to close the monthly financial statements, recognize revenue from sales orders, and track and value inventory. In addition, the Company currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures to address the foregoing deficiencies, intends to carryover and implement many of the internal controls of the registrant Wireless Ronin Technologies, Inc. to its acquisitions and has expanded the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company, and has determined a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—1992 Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.

On April 13, 2015, we entered into a Separation Agreement and Release with our former Chief Executive Officer Paul Price.  The agreement requires the Company to pay Mr. Price, as severance, the sum of $400,000 on a prescribed schedule over a period of up to 16 months.  In addition, the Company provides for the immediate vesting, as of April 13, 2015, the sum of 938,357 options to purchase common stock earlier granted pursuant to a written option agreement (with the remainder of all unvested options expiring pursuant to the terms of such option agreement).  The agreement also contains a mutual release of legal claims.

On June 24, 2015, we closed on a $400,000 secured convertible promissory note as part of a private offering of up to $3.0 million in such notes, and contemporaneously agreed to the conversion of an earlier $465,000 secured convertible promissory note issued to our affiliate Slipstream Communications, LLC.  The conversion of the earlier issued note also involved the conversion of $3 in accrued but unpaid interest thereon, together with a 25% premium.  The private offering of secured convertible promissory notes also includes 50% warrant coverage that involves five-year common stock purchase warrants exercisable at $0.28 per share.  As a result, we have issued a total of 2,337,505 warrants to purchase common stock in this offering through the date of this report.  The private offering is being made to accredited investors only pursuant to Regulation D under the Securities Act of 1933.  Securities sold in this offering may not be resold absent registration under the Securities Act of 1933 or the applicability of an exemption from such registration requirements.  The disclosure about the private offering contained in this report does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made only as required under applicable rules for filing current reports with the SEC, and as permitted under Rule 135c of the Securities Act of 1933.

Item 6. Exhibits

Exhibit
2.1	Amendment No. 1 to Merger Agreement dated August 20, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
3.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).
10.1	Securities Purchase Agreement dated February 18, 2015, by and between Creative Realities, Inc. and Mill City Ventures III, Ltd. (incorporated by reference to Current Report on Form 8-K filed on February 24, 2015)
10.2	Secured Convertible Promissory Note dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Current Report on Form 8-K filed on February 24, 2015)
10.3	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Current Report on Form 8-K filed on February 24, 2015)
10.4	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Current Report on Form 8-K filed on February 24, 2015)
31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).
31.2	Section 302 Certification of the Chief Financial Officer (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: July 2, 2015	By:	/s/ John J. Walpuck
John J. Walpuck
Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Principal Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer/Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer/Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.

E-1