Form 10-Q
period 2015-06-30
CREATIVE REALITIES, INC.
filed 2015-08-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 14, 2015, the registrant had 46,217,968 shares of common stock outstanding.

CREATIVE REALITIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$494	$573
Accounts receivable, net of allowance of $498 and $490, respectively	2,063	3,463
Unbilled receivables	382	359
Work-in-process and inventories	596	739
Prepaid expenses	268	355
Total current assets	3,803	5,489

Property and equipment, net	879	746
Intangibles, net	4,102	4,834
Goodwill	10,572	10,572
Other assets	252	235
TOTAL ASSETS	$19,608	$21,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	3,272	3,555
Accrued liabilities	1,486	1,102
Current maturities of capital lease obligations	8	-
Deferred revenues	2,211	1,977
Dividend payable	274	112
Total current liabilities	7,251	6,746

Warrant liability	1,340	1,910
Long term debt, net of discount and debt issuance costs	986	-
Other liabilities	422	434
Capital lease obligations, less current maturities	14	-
TOTAL LIABILITIES	10,013	9,090

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,727)	1,724	1,532

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 46,218 and 46,218 shares issued and outstanding	462	462
Additional paid-in capital	18,277	17,439
Accumulated deficit	(10,868)	(6,647)
Total shareholders' equity	7,871	11,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,608	$21,876

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales
Hardware	$1,166	$1,935	$1,595	$2,947
Services and other	1,536	1,071	3,233	2,331
Total sales	2,702	3,006	4,828	5,278
Cost of sales
Hardware	1,070	1,459	1,452	2,103
Services and other	965	1,193	2,239	2,557
Total cost of sales (exclusive of depreciation and amortization shown separately below)	2,035	2,652	3,691	4,660
Gross profit	667	354	1,137	618
Operating expenses:
Sales and marketing expenses	348	237	674	513
Research and development expenses	254	-	485	-
General and administrative expenses	1,825	741	3,918	1,477
Depreciation and amortization expense	432	101	857	167
Total operating expenses	2,859	1,079	5,934	2,157
Operating loss	(2,192)	(725)	(4,797)	(1,539)
Other income (expenses):
Interest expense	(164)	(3)	(227)	(7)
Change in fair value of warrant liability	67	-	812	-
Other income/expense	1	-	(9)	-
Total other expense	(96)	(3)	576	(7)
Net loss	$(2,288)	$(728)	$(4,221)	$(1,546)
Deemed dividend on preferred stock	(82)	-	(160)	-
Net loss attributable to common shareholders	(2,370)	(728)	(4,381)	(1,546)
Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.09)	$(0.05)
Basic and diluted weighted average shares outstanding	46,217,968	28,547,267	46,217,968	28,547,267

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net loss	$(4,221)	$(1,546)
Depreciation and amortization	857	167
Stock-based compensation expense	135	-
Change in fair value of warrant liability	(812)	-
Amortization of debt discount	185	-
Provision for doubtful accounts	14	-
Accounts receivable and unbilled revenues	1,362	(698)
Inventories/Costs in excess of billings	143	-
Prepaid expenses and other current assets	87	281
Other assets	(16)	(64)
Accounts payable	(279)	(805)
Deferred revenue	234	1,183
Accrued liabilities	373	137
Other liabilities	-	287
Net cash used in operating activities	(1,938)	(1,058)
Investing activities
Purchases of property and equipment	(13)	(424)
Investments in software development	(222)	-
Net cash used in investing activities	(235)	(424)
Financing activities
Repayment of note payable	-	(190)
Proceeds from issuance of convertible debt and warrants, net of costs	1,656	-
Proceeds from issuance of convertible preferred stock and warrants, net of costs	440	-
Payments on capital lease obligations	(2)	-
Borrowings from affiliate	-	1,899
Net cash provided by financing activities	2,094	1,709
Increase (decrease) in cash and cash equivalents	(79)	227
Cash and cash equivalents, beginning of period	573	108
Cash and cash equivalents, end of period	$494	$335

See accompanying notes to condensed consolidated financial statements.

All currency is rounded to the nearest thousand except for per share amounts.

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

On August 20, 2014, we completed the merger contemplated by the Creative Realities Merger Agreement, thereby acquiring the business of Creative Realities LLC. At the effective time of the merger and pursuant to the Creative Realities Merger Agreement, Slipstream Funding, LLC, a Delaware limited liability company and then the sole member of Creative Realities, LLC received shares of our common stock equivalent to approximately 59.2% of common stock issued and outstanding after the merger, calculated on a modified fully diluted basis, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger, again calculated on a modified fully diluted basis. In each case, “modified fully diluted basis” means inclusion of all shares of outstanding common stock together with common stock issuable upon exercise or conversion of outstanding securities, other than the Series A Convertible Preferred Stock (see above) and certain shares of common stock issuable upon exercise of warrants and options having an exercise price agreed by the parties to have been significantly out of the money.

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

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s 10-K filed with the SEC on May 7, 2015.

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2015 and December 31, 2014, we had substantially all cash invested in a commercial bank account in New Jersey. The balances are insured by the Federal Deposit and Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of the accounts receivable and on a customer-by-customer analysis of the high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. Our allowance for doubtful accounts was $498 and $490 as of June 30, 2015 and December 31, 2014, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $39 and $22 as of June 30, 2015 and December 31, 2014, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three and six months ended June 30, 2015 and 2014.

9. Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leased equipment is depreciated over the term of the capital lease. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Costs of internally developed software are amortized over the shorter of their useful life or over five years.

10. Research and Development and Software Development Costs

Research and development costs consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Effective April 2015, the Company began capitalizing its costs for enhancing the functionality of its internal-use software and the software it currently sells and/or leases to its customers. During the three and six months ended June 30, 2015, we capitalized approximately $157 and $222, respectively. For development of software, developed for both enhancement and upgrade of our client based systems and to enhance and upgrade the functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We will be amortizing these costs over 5 years once the new projects are finished and placed in service. These costs are included in properly and equipment, net on the consolidated balance sheet. We had not previously capitalized any software development costs.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for the prior period presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC (“LLC”) weighted average number of basic shares outstanding for the period, determined by applying the conversion ratio from the merger to the outstanding shares of LLC, plus the number of LLC shares deemed issued to Creative Realities, Inc. (“CRI”) shareholders as a result of the merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 20.0 million as of June 30, 2015 were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the three and six months ended June 30, 2015 is after dividends on convertible preferred stock of $82 and $160.

12. Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of June 30, 2015 and December 31, 2014. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Our federal and state tax returns are potentially open to examinations for all years since 2011.  As of June 30, 2015, we are not under any income tax audits by tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011 and are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our consolidated statements of operations.

Until the merger date, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three and six months ended June 30, 2015 and 2014, as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense of $32 and $0 for the three months ended June 30, 2015 and 2014 and $135 and $0 for the six months ended June 30, 2015 and 2014, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination and is not amortized, but instead tested for impairment at least annually using a measurement date of September 30. No impairment expense was recorded during the three and six months ended June 30, 2015 and 2014.

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

In May 2014, the FASB issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as s direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since the Company did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance was adopted last quarter.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on the consolidated financial statements.

18. Reclassifications

Certain reclassifications were made to the 2014 consolidated financial statements to conform to the 2015 presentation with no effect on net loss or stockholders’ equity.

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

Creative Realities, LLC was the “accounting acquirer” in the merger transaction while the registrant was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the registrant will be those of Creative Realities LLC with the financial results of Wireless Ronin Technologies included only beginning with the merger date. We allocated the purchase price consideration to the identifiable tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill. Effective September 15, 2014, Wireless Ronin Technologies, Inc. (the registrant) changed its name to Creative Realities, Inc.

Under reverse acquisition accounting, as the accounting acquirer, LLC is deemed (for accounting purposes only) to have issued to the registrant’s shareholders approximately 17.1 million shares with an aggregate value at the merger date of $10.8 million based on the August 20, 2014 market price of its common shares of $0.63. Creative Realities is also deemed to have issued replacement options to the registrant’s option holders and replacement warrants to the registrant’s warrant holders. The estimated fair value of the registrant’s warrants and the value of the vested stock options of the registrant, all of which were deemed to have vested in connection with a change of control as of the effective date of the transaction on August 20, 2014, aggregating $1.4 million, were included as purchase price consideration, plus the assumption of liabilities in excess of assets acquired making the total purchase consideration $13.7 million.

The following is a summary of the merger consideration transferred to effect the merger:

(in thousands)
Deemed (for accounting purposes only) issuance of shares to CRI shareholders	$10,775
Deemed (for accounting purposes only) issuance of warrants to CRI shareholders	754
Deemed (for accounting purposes only) issuance of stock options to CRI shareholders	602
Assumption of liabilities in excess of assets acquired	1,588
Total consideration	$13,719

The deemed issuance of warrants and stock options represent the fair value of those warrants and stock options based on the Black-Scholes valuation model, using the CRI share price on the merger date as an input.

The following assumptions were applied in determining the fair value of deemed (for accounting purposes only) conversion of CRI warrants and stock options awards:

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

(in thousands)
Current assets	$1,901
Property and equipment	167
Goodwill	9,094
Other intangible assets	5,280
Other assets	77
Total assets	16,519

Current liabilities	2,800
Total liabilities	2,800

Estimated purchase price	$13,719

The estimated fair value of amortizable intangible assets of $5.2 million is amortized on a straight-line basis over the weighted average estimated useful life of 3.9 years. The purchase price allocation to identifiable intangible assets and related useful lives are as follows:

		Useful lives
(in thousands)	Amounts	(years)
Technology platform – Broadcast	$260	5
Technology platform – Wireless Ronin	3,930	4
Customer relationships	1,090	3

Total	$5,280

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

In addition, deferred revenue was reduced by approximately $0.3 million to the fair value of the cost of fulfillment plus a normal profit on that effort. For the three and six months ended June 30, 2015, we amortized $85 and $170 which is included as a reduction to revenues. We also established an accrual for rent of $0.2 million, related to the above market lease rate on the Minnetonka facility. This accrual is being amortized over the remaining lease term through December 31, 2018.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. The goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $0.2 million of CRI’s acquisition-related costs which were expensed during the year ended December 31, 2014. These costs are included in selling, general and administrative costs in our consolidated statements of operations.

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

	Six months	Three months
	ended June 30, 2014	ended June 30, 2014
(unaudited)
Supplemental pro forma combined results of operations:
Net sales	$7,707	4,172
Net loss	(4,316)	(2,066)

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

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Unobservable inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities	1,340			$1,340
The change in level 3 fair value is as follows:

Recorded warrant liability as of December 31, 2014				$1,910
Warrants issued with convertible preferred stock (Note 10)				75
Warrants issued with convertible promissory note (Note 5)				167
Decrease in fair value of warrant liability				(812)
Ending warrant liability as of June 30, 2015				$1,340

The range of inputs used for the Black-Scholes valuation of the warrant liabilities as of June 30, 2015 and December 31, 2014 were as follows: Expected term of 3.39 years to 4.64 years; Risk Free Rate of 1.17% to 1.55%; Stock Price of $0.40 and $0.25; and Volatility of 107.30% to 98.00%. See also Note 5: Loan Payable for the Black-Scholes inputs used to value the warrant liabilities associated with the debt issued in June 2015.

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	June 30,	December 31,
	2015	2014
Finished goods	$30	$531
Work-in-process	566	208
Total inventories, net	$596	$739

NOTE 5: LOANS PAYABLE

Mill City Note Payable

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

The secured convertible promissory note bears interest at the annual rate of 12%, and matures on August 18, 2016. At any time prior to the maturity date, Mill City may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.33 per share, as adjusted for stock splits and similar adjustments. Upon the consummation of a change in control transaction of the Company or of an offering of securities of the Company in which the gross proceeds to be received by the Company equal, when aggregated with all prior financings involving the sale of securities of the Company from and after February 18, 2015 (but exclusive of the amounts borrowed under the Mill City secured convertible promissory note), at least $3.5 million, Mill City may elect to convert the secured convertible promissory note into shares of common stock of the Company or elect repayment. The Company may prepay the secured convertible promissory note at any time, provided any principal amount prepaid must be accompanied by the payment of minimum amount of interest that, when aggregated with earlier payments of interest, equals at least 365 days of interest thereon. The secured convertible promissory note contains other customary terms. The Company is also required to maintain the covenant of cash and accounts receivable must be at least two times the principal balance of the loan outstanding. The Company has maintained their compliance with this covenant.

The fair value of the warrants granted was calculated at $0.25 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 4 years, Exercise Price: $0.36, Stock Price: $0.38, Risk-Free Rate: 1.26%, Volatility: 100%.  The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the warrants totaled $272 at issuance. In addition, the Company determined that there was a beneficial conversion feature of $363 at the date of issuance which was recorded as debt discount and is also amortized into interest expense over the original term of the notes.  In addition the Company recorded $34 of debt issuance costs as a reduction to the carrying amount of the note which is being amortized over the term of the note. The unamortized balance of the beneficial conversion feature and warrants was $508, including debt issue costs as of June 30, 2015.  For the three and six months ended June 30, 2015, the Company recorded interest expense of $111 and $162 related to the amortization of the warrants, beneficial conversion feature and debt issue costs.  The effective interest rate of the convertible notes payable was computed at 54.63% subsequent to the allocation of proceeds to the warrants and beneficial conversion feature.

May 20, 2015 Promissory Note

On May 20, 2015, we entered into a subordinated secured promissory note in the principal amount of $465 and a five-year immediately exercisable warrant to purchase 762,295 shares of common shares at a price of $0.31 per share, in a private placement exempt from registration under the Securities Act of 1933. The subordinated secured promissory note had an annual interest rate of 12%, 6% in cash and 6% added to the principal, and matured on May 20, 2016, see Note 11: Convertible Preferred Stock and Warrants, above for a discussion of the Series 6% Convertible Preferred Stock. The Company recognized the fair value of the warrant liability of $167, a beneficial conversion feature of $39, and the debt discount on the debt of $205. The debt discount will be amortized over the life of the debt as interest expense. The warrant liability will be marked to market quarterly with the change recognized in income. On June 23, 2015, the subordinated secured promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The conversion of the $465 Convertible Promissory Note to the $585 Convertible Promissory Note was accounted for as a debt modification as prescribed by ASC 470-50-40, Debt Modifications and Extinguishments. The difference in net cash flows of the original and new debt instruments were less than 10% thus it was determined that they are not substantially different. The new effective interest rate for the convertible notes was computed to be 59.36% subsequent to the allocation of the proceeds to the warrants and the beneficial conversion feature.

The fair value of the 935,210 warrants granted was calculated at $0.15 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 4 years, Exercise Price: $0.30, Stock Price: $0.22, Risk-Free Rate: 1.39%, Volatility: 108.87%.  The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the 935,210 warrants totaled $114 at issuance. For the three and six months ended June 30, 2015, the Company recorded interest expense of $22 related to the amortization of the warrants, the beneficial conversion feature, and the conversion premium.

June 23, 2015 Promissory Note

On June 23, 2015, we entered into a 14% secured convertible promissory note in the principal amount of $400 and a five-year immediately exercisable warrant to purchase 640,000 shares of common shares at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. This note is secured by Slipstream’s investment in one of its subsidiaries. The promissory note bears interest at the annual rate of 14% and is payable monthly in arrears with 12% in cash and 2% as additional principal and matures on September 23, 2016. This note is convertible into common stock at a conversion price of $0.28 per share, provided conversion of the note does not provide the holder with in excess of 9.99% of the then-issued and outstanding common stock. The unpaid principal and any accrued interest may at any time be converted at the option of the outside party into shares of the Company’s common stock.

The fair value of the warrants granted was calculated at $0.15 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 4 years, Exercise Price: $0.30, Stock Price: $0.22, Risk-Free Rate: 1.39%, Volatility: 108.87%.  The fair value of the warrant on issuance date was $77. The Company reduced the carrying value of the notes by the relative fair value of the warrant and is amortizing it in connection with the notes payable over the original term of the notes as additional interest expense. The effective interest rate of the convertible notes payable was computed at 30.85% subsequent to the allocation of proceeds to the warrants. The unamortized balance of the warrants was $77 as of June 30, 2015. For the three and six months ended June 30, 2015, the Company recorded interest expense of $1 related to the amortization of the warrants.

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

NOTE 7: RESTRUCTURING

During the three months ended September 30, 2014, we took restructuring actions to lower our cost structure by reducing our headcount. We incurred restructuring expenses for termination costs, $582 of which were including in selling, general and administrative expenses on the statement of operations. As of June 30, 2015, $218 of the accrued expense has been paid.

On April 13, 2015, we entered into a separation agreement and release with our former Chief Executive Officer, Paul Price. The agreement includes severance payments of $464 (including cost of maintaining benefits) which has been accrued as of June 30, 2015. In addition, the agreement provided for accelerated option vesting on 938,537 of the outstanding options. See Note 11 for details.

NOTE 8: RELATED PARTY TRANSACTIONS

In February 2015, we entered into three Convertible Preferred Stock Purchase Agreements to sell 265,000 shares of convertible preferred stock for $1.00 per share convertible into the Company’s common stock along with 331,250 detachable warrants to purchase the Company’s common stock at an initial exercise price of $0.50 with down-round provisions to a majority shareholder, former Chief Executive Officer and Director and a former director of the Company. See Note 10 for details of the transaction. In May 2015, we entered into a subordinated secured promissory note in the amount of $465 and a five-year immediately exercisable warrant to purchase 762,295 shares of common stock at a price of $0.31 per share which was subsequently reduced to $0.30. In June 2015, the subordinated secured promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585, 14% convertible promissory note with new 5 year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share. See Note 5 for details of the transaction.

In March 2015, we entered into an agreement to design develop, deploy, deliver, install and service an entity controlled by our majority shareholders. As of June 30, 2015 and December 31, 2014, there was $77 and $0, respectively, included in deferred revenues. As of June 30, 2015 and December 31, 2014, there was $23 and $0, respectively, included in unbilled revenues. For the three and six months ending June 30, 2015, the Company recorded revenues of $139 under the contract.

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

NOTE 10: CONVERTIBLE PREFERRED STOCK AND WARRANTS

In February 2015, we issued 265,000 shares Series A Convertible Preferred Stock at $1.00 per share with detachable five-year warrants to purchase 331,250 common shares at a price of $0.50, subject to adjustment, for $0.3 million. As stated in Note 8, these shares were issued to three purchasers, one of whom was a director of the Company, one of whom was then our Chief Executive Officer and a director of the Company, and one of which was Slipstream Communications, LLC. Gross and net proceeds were $265; the transactions costs were negligible and the Company expensed them immediately.

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

The preferred stock is classified as temporary equity of $1.7 million and $1.5 million as of June 30, 2015 and December 31, 2014, net of the value of the warrants. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no adjustment to the potential redemption price of the discount until it would be probable that a change in control would occur.

 We determined that the 331,250 warrants issued in connection with the financing are classified as liabilities based on down-round protection and cash settlement features. The warrants were valued using a Black Scholes Option pricing model (which approximates the binomial model due to probability factors used to determine the fair value), adjusted for estimated value of the exercise price protection. The value of the warrants on issuance was $75. See note 3 for additional fair value disclosures.

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

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.32 - $0.65	3,443,680	9.37	$0.41	1,288,537	$0.49
$0.66 - $0.79	390,000	8.54	0.79	390,000	$0.79
$0.80 - $12.25	370,897	6.19	5.51	370,897	$5.51
	4,204,577	9.01	$0.90

Balance, December 31, 2014	5,613,977
Granted	1,449,432
Forfeited or expired	(2,858,832)
Balance, June 30, 2015	4,204,577

The weighted average remaining contractual life for options exercisable is 8.53 years as of June 30, 2015.

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

In May 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and Director. Part of the agreement called for accelerated vesting of one fourth of his original option grant of 3,753,427 shares. As a result, he became fully vested in 938,357 shares of the original option grant. The Company accounted for the modification as a type III option modification in which the new fair value of the grant was determined to be $0.13 resulting in a new fair value of $122. We used the following Black-Scholes inputs to determine the new fair value: exercise price: $0.45; stock price: $0.21; expected term: 4.75 years; risk-free rate: 1.38%; volatility: 99.0%; and dividend yield: 0%. For the three and six months ended June 30, 2015, the previously recorded compensation expense of $126 was reversed for the unvested options and the $122 was recorded as stock based compensation for the modification.

NOTE 12: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 13: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one business segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and six months ended June 30, 2015 and 2014, were in the United States and Canada.

Major Customers

We had two customers that accounted for 37% and 41% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

The Company had two customers that accounted for 55% for the three months ended June 30, 2015, and had three and two customers that accounted for 59% and 57% of revenue for the six months ended June 30, 2015 and 2014, respectively. As a result of the merger and system integration, sales concentration for the three months ended June 30, 2014 was unavailable.

NOTE 14: LIQUIDITY

For the six months ended June 30, 2015 and the year ended December 31, 2014, we had a net loss of $(4,221) and $(3,799), and a negative cash flow from operations of $(1,938) and $(3,719), respectively. Historically, we have had continuing operating losses, negative cash flows from operations and working capital deficiencies.

As discussed in Note 2, we merged with Creative Realities, Inc. (then known as Wireless Ronin Technologies, Inc., or “WRT”) on August 20, 2014. Prior to the merger, WRT experienced continuing operating losses and WRT’s independent registered public accounting firm expressed substantial doubt about WRT’s ability to continue as a going concern.

As addressed in Note 5: Loans Payable, the Company entered into a Convertible Secured Promissory Note for $1.0 million in February 2015, a $465 Convertible Secured Promissory Note in May 2015, which was subsequently converted into a $585 Convertible Secured Promissory Note, and a $400 Convertible Secured Promissory Note in June 2015. Additionally as addressed in Note 10: Convertible Preferred Stock and Warrants, the Company issued additional convertible preferred stock and warrants for $265. Aggregate proceeds from all of these offerings totaled $2,130. The transaction costs were negligible and the Company expensed them immediately. As of the date of this report, management believes that its existing working capital resources, together with projected cash flow, are sufficient to fund its operations through at least December 2015.  The Company will still need to generate sufficient revenue, obtain financing, or adjust operating expenses so as to maintain positive working capital. Additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and debt financing, if available, may involve restrictive covenants.

NOTE 15: SUBSEQUENT EVENTS

On August 11, 2015, we entered into an Agreement and Plan of Merger with Conexus World Global, LLC ("ConeXus"), a global provider of digital marketing solutions, for ConeXus to become a wholly-owned subsidiary of the Company for stock consideration equal to approximately 23.6% of the Company on a fully-diluted, as-converted basis, through the issuance of a combination of an aggregate of 20,000,000 shares of the Company's common stock and 2,250,000 shares of preferred stock. As a separate but related condition of the Agreement, a third party investor has agreed to purchase $750 of the Company's existing senior convertible notes upon execution of the agreement, and an additional $750 upon the closing of the transaction. The Agreement and Plan of Merger contains customary representations, warranties, and indemnities. Consummation of the proposed merger is subject to a number of closing conditions, including the delivery of audited financial statements from ConeXus satisfactory to the Company. Subject to the satisfaction or waiver of such closing conditions, the merger is expected to be consummated in the latter part of September 2015. There can be no assurance that the conditions to the merger will be satisfied or waived, or that the merger will be completed.

In addition to the Agreement and Plan of Merger, the Company also entered into an employment agreement with Richard Mills, President and Chief Executive Officer of ConeXus, to assume the role of CEO of the combined company. The agreement is effective for a two-year term, provides for an initial annual base salary of $270,000, and includes provisions for the right to receive up to 4,951,557 performance shares in connection with a series of requirements related to a potential large scale client contract deployment. Mr. Mill's employment agreement also contains other provisions, terms, conditions and covenants customary of an executive employment agreement. Upon the consummation of the merger, the board of directors of the combined company will include the existing Company board and add two new members, Richard Mills and a designee of the new investor.

On August 13, 2015, the Board of Directors granted 2,849,863 options to purchase common stock of the Company to four members of senior management. The options granted vest in 25% increments on each of the first four anniversaries of the date of the grant, and expire ten years after the date of the grant. The Company expects to value the option grants using the Black-Scholes option valuation model using inputs similar to those from the January 2015 option grant (Note 11).

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Form 10-K for the year ended December 31, 2014. Changes in the critical accounting policies and estimates are addressed in the Summary of Significant Accounting Policies 10, Research and Development and Software Development Costs. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following discussions are based on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 and notes thereto. The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

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

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented

●	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages. For example when net sales increase from one period to the next that change is shown as a positive. When net sales decrease from one period to the next, that change is shown as a negative in both columns.

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
(In thousands)	2015	sales	2014	sales	(Decrease)	(Decrease)

Sales	2,702	100.0%	3,006	100.0%	(304)	(10%)
Cost of sales	2,035	75.3%	2,652	88.2%	(617)	(23%)
Gross profit (exclusive of depreciation and amortization shown separately below)	667	24.7%	354	11.8%	313	88%
Sales and marketing expenses	348	12.9%	237	7.9%	111	47%
Research and development expenses	254	9.4%	-	-	254	-
General and administrative expenses	1,825	67.5%	741	24.7%	1,084	146%
Depreciation and amortization expense	432	16.0%	101	3.4%	331	328%
Total operating expenses	(2,859)	105.8%	(1,079)	35.9%	(1,780)	165%
Operating loss	(2,192)	(81.1%)	(725)	(24.1%)	(1,467)	202%
Other income (expenses):
Interest expense	(164)	(5.9%)	(3)	(0.1%)	161	5367%
Change in fair value of warrant liability	67	2.4%	-	-	(67)	-
Other income	1	0.0%	-	-	1	-
Total other expense	(96)	(3.6%)	(3)	(0.1%)	93	3100%
Net loss	(2,288)	(84.7%)	$(728)	(24.2%)	$(1,560)	214%

Sales

Sales decreased by $304 or 10% in the second quarter of 2015 compared to the second quarter of 2014, primarily due to a decrease of $770 in hardware sales offset by an increase in $466 in software/services sales. This change is a product of the shifting sales mix following the August 2014 merger. We plan to continue to prioritize sales in software servicing.

Gross Profit

Gross profit margin on a percentage basis increased from 12% to 25% in the second quarter of 2015 compared to the second quarter of 2014, and it increased by an estimated $313 in absolute dollars during the same period. The increase is due to both the shift in revenues toward software/services which has higher margins and more efficient operations.

Sales and Marketing Expenses

Sales and marketing expenses increased by $111 in the second quarter of 2015 compared to the second quarter of 2014. The increase is mainly due to an increase of $97 in payroll related expenses.

Research and Development Expenses

Research and development expenses increased by $254 in the second quarter of 2015 compared to the second quarter of 2014. The increase is due to the fact that prior to the merger with Wireless Ronin, the former Creative Realities LLC did not engage in any research and development activities.

General and Administrative Expenses

General and administrative expenses have increased by $1,084 in the second quarter of 2015 compared to the second quarter of 2014. The increase is mainly the result of an $874 increase in payroll related expenses including severance accruals. Included was an increase of more than $171 due to consolidated rent, utilities, telephone and commercial insurance expenses.

Included in severance costs is an accrual of $331, for a separation agreement with our former Chief Executive Officer (See Note 7 in the notes to the financial statements).

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $324 in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of the amortization of intellectual property intangible assets acquired in the WRT merger.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
(In thousands)	2015	sales	2014	sales	(Decrease)	(Decrease)
Sales	4,828	100.0%	5,278	100.0%	(450)	(9%)
Cost of sales	3,691	75.1%	4,660	88.3%	(969)	(21%)
Gross profit (exclusive of depreciation and amortization shown separately below)	1,137	23.6%	618	11.7%	519	84%
Sales and marketing expenses	674	13.7%	513	9.7%	161	31%
Research and development expenses	485	9.9%	-	-	485	-
General and administrative expenses	3,918	79.7%	1,477	28.0%	2,441	165%
Depreciation and amortization expense	857	17.4%	167	3.2%	690	413%
Total operating expenses	5,934	120.8%	2,157	40.9%	3,777	175%
Operating loss	(4,797)	(99.4%)	(1,539)	(29.2%)	(3,258)	212%
Other income (expenses):
Change in fair value of warrant liability	812	16.5%	-	-	(812)	-
Interest expense	(227)	(4.6%)	(7)	(0.1%)	220	3143%
Other income	(9)	(0.2%)	-	-	(9)	-
Total other expense	576	11.7%	(7)	(0.1%)	(583)	(8,329%)
Net loss	(4,221)	(87.4%)	$(1,546)	(29.3%)	$(2,675)	173%

Sales

Sales decreased by $450 or 9% in the first half of 2015 compared to the first half of 2014, primarily due to a decrease of $1,352 in hardware sales offset by an increase in $902 in software/services sales. This change is a product of the shifting sales mix following the August 2014 merger. We plan to continue to prioritize sales in software/services.

Gross Profit

Gross profit margin on a percentage basis increased from 12% to 24% in the first half of 2015 compared to the first half of 2014, and it increased by an estimated $519 in absolute dollars during the same period. The increase is due to both the shift in revenues toward software/services which has higher margins and more efficient operations.

Sales and Marketing Expenses

Sales and marketing expenses increased by $161 in the first half of 2015 compared to the first half of 2014. The increase is mainly due to an increase of $97 in payroll related expenses

Research and Development Expenses

Research and development expenses increased by $485 in the first half of 2015 compared to the first half of 2014. The increase is due to the fact that prior to the merger with Wireless Ronin, the former Creative Realities LLC did not engage in any research and development activities.

General and Administrative Expenses

General and administrative expenses have increased by $2,441 in the first half of 2015 compared to the first half of 2014. The increase is mainly the result of a $1,493 increase in payroll related expenses including severance costs. An increase of $401 in various other general and administrative expenses were associated with the consolidated company.

Included in severance costs is an accrual of $464 for a separation agreement with our former Chief Executive Officer (See Note 7).

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $690 in the first half of 2015 compared to the first half of 2014 primarily as a result of the amortization of intellectual property intangible assets acquired in the WRT merger.

Business Realignment, Integration, and Restructuring

Background

We began the planning process for the anticipated closing of the merger transactions described herein in June 2014. This included reviews of: existing client relationships; sales and account management practices; portfolio of product and solution offerings; technology platforms; processes and work streams; information systems; management reporting; leadership team; personnel by function; contractors and vendors; facilities and related matters; and initiating the series of actions listed below.

Our primary objective was to realign, integrate and restructure our operations on an ongoing basis to achieve non-GAAP operating profitability and ultimately positive cash flows from operations as soon as practicable.

We believe Creative Realities, Inc. is uniquely positioned to: (i) become the global leader helping retailers and brands use the latest technology to improve their shopping experiences; (ii) achieve, maintain and subsequently increase operating profitability in light of the ongoing Business Realignment, Integration and Restructuring initiative summarized herein; and (iii) serve as a platform for industry consolidation.

Actions

During the period from June 2014 through June 30, 2015, and the date of this Report, we have initiated all of the actions set forth below, among others. Each action is designed to: improve our operations via client service, quality of service, operational efficiency, role definition, process changes, information systems, management reporting and analytical tools, and project and service profitability; increase our revenues; and/or reduce our cost structure. Each action is ongoing, in its own stage of completion, and subject to continuous review and improvement.

●	Realigning and reorganizing our sales, account management, and client service organization;

●	Restructuring and retargeting our marketing and conversion practices and initiatives;

●	Key client account and resource reviews related to our realigned and reorganized sales, account management, and client service organization;

●	Terminating and replacing, or insourcing, certain vendors, contractors and consultants, and other service providers;

●	Relocating and consolidating our network operations center;

●	Implementing an ongoing initiative at the management level designed to identify and execute upon a series of tasks and activities targeting operational improvements, cost reductions, and/or revenue enhancements;

●	Consolidating and optimizing our facilities footprint, and related personnel and operations, including subletting portions of certain facilities, and subletting or terminating leases for entire locations;

●	Reducing our monthly payroll expense.

●	Upgrading, modifying and adapting our enterprise resource planning / customer relationship management (ERP/CRM) information system to include our new organization, processes, service model, project and service costing, and management reporting needs;

●	Upgrading and enhancing the features, capabilities, functionality, service and presentation layers, tools, and performance, of our existing content and network management platforms to support the evolving needs and requirements of our clients; and

●	Completing the integration of our accounting system, with our ERP/CRM system, and related processes;

Operating Profitability

During the period from June 2014 through the date of this Report, as a result of the foregoing, we have reduced our average recurring (i.e., excluding one-time severance and other restructuring expenses, settlement payments, transaction costs, non-cash expenses, and other one-time adjustments) monthly fixed cost structure by approximately 52% or approximately $5.9 million annually (non-GAAP disclosure).

We believe that the aggregate cumulative effect of a combination of the foregoing actions, excluding significant transaction and other one-time costs related to our ongoing restructuring efforts and organizational realignment, will soon result in our achieving operating profitability.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three and six months ended June 30, 2015 and 2014. At June 30, 2015, we had cash and cash equivalents of $494 and working capital of $(3,448). Cash used in operating activities for the six months ended June 30, 2015 was $(1,938).

Our cash and cash equivalents balances as of the date of this Report and potential financing needs in 2015 reflect a number of factors, including: the completed and ongoing realignment, integration and restructuring actions above, among others; a series of one-time transaction costs associated with the merger transactions described herein; our ongoing ability to continue to effectively manage and optimize our expenses, fixed cost base and working capital needs associated with funding and supporting several projects in a rapidly evolving industry; effectively managing and converting our sales pipeline to increase profitable nonrecurring and recurring revenue; and mitigate the risk and tendency for the timing of certain converted business opportunities to shift throughout the year and subsequently affect our forecasting and working capital needs.

Management believes that, despite its losses to date and while we can provide no assurance that our ongoing business realignment, integration and restructuring efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margins, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements setup with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan. As of the date of this report, management believes that its exiting working capital resource, together with projected cash flows, are sufficient to fund its operations through at least December 2015. Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering from February 2015. There can be no assurance we will successfully complete any future equity or debt financing.

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

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of June 30, 2015, we had an accumulated deficit of $(10,868). The cash flow (used in) operating activities was $(1,938) and $(1,058) for the six months ended June 30, 2015 and 2014, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(4,221) and $(1,546) for the six months ended June 30, 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2015 was $(235) compared to $(424) during 2014 due to capitalization of software costs and less purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $2,094 compared to $1,709 in 2014 due to the additional convertible debt and convertible stock financing.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2015.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, or persons performing similar functions, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and VP, Corporate Controller, we conducted an initial evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) in conjunction with the recently completed acquisition and reverse acquisition described herein. Based on this initial evaluation, we concluded as of June 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in our Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews, and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in our Annual Report on Form 10-K presented fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures to address the foregoing deficiencies, intends to carryover and implement many of the internal controls of the registrant Wireless Ronin Technologies, Inc. to its acquisitions and has expanded the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated, and has determined a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—1992 Integrated Framework.

This quarterly report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management's report in its annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On August 11, 2015, we entered into an Agreement and Plan of Merger with Conexus World Global, LLC ("ConeXus"), a global provider of digital marketing solutions, for ConeXus to become a wholly-owned subsidiary of the Company for stock consideration equal to approximately 23.6% of the Company on a fully-diluted, as-converted basis, through the issuance of a combination of an aggregate of 20,000,000 shares of the Company's common stock and 2,250,000 shares of preferred stock. As a separate but related condition of the Agreement, a third party investor has agreed to purchase $750 of the Company's existing senior convertible notes upon execution of the agreement, and an additional $750 upon the closing of the transaction. The Agreement and Plan of Merger contains customary representations, warranties, and indemnities. Consummation of the proposed merger is subject to a number of closing conditions, including the delivery of audited financial statements from ConeXus satisfactory to the Company. Subject to the satisfaction or waiver of such closing conditions, the merger is expected to be consummated in the latter part of September 2015. There can be no assurance that the conditions to the merger will be satisfied or waived, or that the merger will be completed.

In addition to the Agreement and Plan of Merger, the Company also entered into an employment agreement with Richard Mills, President and Chief Executive Officer of ConeXus, to assume the role of CEO of the combined company. The agreement is effective for a two-year term, provides for an initial annual base salary of $270,000, and includes provisions for the right to receive up to 4,951,557 performance shares in connection with a series of requirements related to a potential large scale client contract deployment. Mr. Mill's employment agreement also contains other provisions, terms, conditions and covenants customary of an executive employment agreement.

Upon the consummation of the merger, the board of directors of the combined company will include the existing Company board and add two new members, Richard Mills and a designee of the new investor.

The Agreement and Plan of Merger is attached to this report as Exhibit 2.2. The foregoing description of the Agreement and Plan of Merger and the transactions contemplated and effected thereby is not complete and is qualified in its entirety by the contents of the actual Agreement and Plan of Merger.

Item 6. Exhibits

Exhibit
2.1	Amendment No. 1 to Merger Agreement dated August 20, 2014 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

2.2	Agreement and Plan of Merger dated August 11, 2015 among Creative Realities, Inc., CXW Acquisition, Inc., Conexus World Global, [Inc .] and the Shareholder Representative (filed herewith)

3.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014).

10.5	Subordinated Secured Promissory Note dated May 20, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to Current Report on Form 8-K filed on May 28, 2015)

10.6	Warrant dated May 20, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to Current Report on Form 8-K filed on May 28, 2015)

10.7	Securities Purchase Agreement dated June 23, 2015, by and among Creative Realities, Inc. certain subsidiaries of Creative Realities, Inc., and Equity Trust Company, custodian FBO Leonid Frenkel IRA (filed herewith)

10.8	Secured Convertible Promissory Note dated June 23, 2015, issued in favor of Equity Trust Company, custodian FBO Leonid Frenkel IRA (filed herewith)

10.9	Warrant dated June 23, 2015, issued in favor of Equity Trust Company, custodian FBO Leonid Frenkel IRA (filed herewith)

10.10	Security Agreement dated June 23, 2015 by and among Creative Realities, Inc., certain subsidiaries of Creative Realities, Inc., and Slipstream Communications, LLC (filed herewith)

31.1	Section 302 Certification of the Chief Executive Officer (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: August 14, 2015	By:	/s/ John J. Walpuck
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