Form 10-Q
period 2015-09-30
CREATIVE REALITIES, INC.
filed 2015-11-18
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 16, 2015, the registrant had 46,217,968 shares of common stock outstanding.

CREATIVE REALITIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264	$573
Accounts receivable, net of allowance of $119 and $490, respectively	1,842	3,463
Unbilled receivables	290	359
Work-in-process and inventories	248	739
Prepaid expenses	217	355
Total current assets	2,861	5,489

Property and equipment, net	902	746
Intangibles, net	3,738	4,834
Goodwill	10,360	10,572
Other assets	171	235
TOTAL ASSETS	18,032	21,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long term debt	1,000	-
Current maturities of capital lease obligations	12	-
Accounts payable	3,217	3,555
Accrued liabilities	2,091	1,102
Short-term promissory note	200	-
Deferred revenues	1,589	1,977
Dividend payable	356	112
Total current liabilities	8,465	6,746

Warrant liability	1,355	1,910
Long term debt, net of discount and debt issuance costs	198	-
Other liabilities	344	434
Capital lease obligations, less current maturities	21	-
TOTAL LIABILITIES	10,383	9,090

COMMITMENTS AND CONTINGENCIES
Convertible redeemable preferred stock, net of discount (liquidation preference of $5,809 and $5,302, respectively)	1,725	1,532

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 46,218 and 46,218 shares issued and outstanding	462	462
Additional paid-in capital	18,024	17,439
Accumulated deficit	(12,562)	(6,647)
Total shareholders' equity	5,924	11,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,032	$21,876

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Sales
Hardware	$962	$1,839	$2,557	$4,786
Services and other	2,407	2,581	5,640	4,911
Total sales	3,369	4,420	8,197	9,697
Cost of sales
Hardware	861	1,606	2,313	3,709
Services and other	997	1,494	3,236	4,051
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,858	3,100	5,549	7,760
Gross profit	1,511	1,320	2,648	1,937
Operating expenses:
Sales and marketing expenses	247	411	921	924
Research and development expenses	25	121	510	121
General and administrative expenses	1,479	2,013	5,397	3,489
Depreciation and amortization expense	439	206	1,296	373
Loss on lease termination	638	-	638	-
Total operating expenses	2,828	2,751	8,762	4,907
Operating loss	(1,317)	(1,431)	(6,114)	(2,970)
Other income (expenses):
Interest expense	(302)	(26)	(529)	(33)
Change in fair value of warrant liability	(15)	593	797	593
Other income/expense	(60)	-	(69)	-
Total other expense	(377)	567	199	560
Net loss	(1,694)	(864)	(5,915)	(2,410)
Deemed dividend on preferred stock	81	921	277	921
Net loss attributable to common shareholders	$(1,775)	$(1,785)	$(6,192)	$(3,331)
Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.13)	$(0.08)
Basic and diluted weighted average shares outstanding	46,218	36,435	46,218	31,212

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net loss	$(5,915)	$(2,410)
Depreciation and amortization	1,296	378
Stock-based compensation expense	174	-
Change in fair value of warrant liability	(797)	(593)
Amortization of debt discount	411	-
Provision for doubtful accounts	104	-
Write-off of leasehold improvements	227	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	1,586	(222)
Inventories/costs in excess of billings	490	516
Prepaid expenses and other current assets	138	60
Other assets	66	-
Accounts payable	(338)	(1,262)
Deferred revenue	(388)	(706)
Accrued liabilities	993	1,382
Net cash used in operating activities	(1,953)	(2,857)
Investing activities
Purchases of property and equipment	(585)	(1,178)
Net cash used in investing activities	(585)	(1,178)
Financing activities
Proceeds from short-term borrowings	202	-
Debt issuance costs	(16)	-
Lease financing	(57)	-
Repayment of note payable	-	(285)
Proceeds from issuance of convertible debt and warrants, net of costs	801	-
Proceeds from issuance of convertible preferred stock and warrants, net of costs	1,299	4,674
Borrowings from affiliate	-	1,911
Net cash provided by financing activities	2,229	6,300
Increase (decrease) in cash and cash equivalents	(309)	2,265
Cash and cash equivalents, beginning of period	$573	$108
Cash and cash equivalents, end of period	$264	$2,373

See accompanying notes to condensed consolidated financial statements.

All currency is rounded to the nearest thousand except for per share amounts.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Used throughout this report, the “Company” generally refers to the registrant (Creative Realities, Inc., formerly known as Wireless Ronin Technologies, Inc.), unless the context otherwise indicates or requires. Use of the first person “we” refers to the Company or, if the context so requires, to the historical business of Creative Realities, LLC or the registrant itself, in each case prior to the consummation of the August 20, 2014 merger transaction. References to specific companies such as “Creative Realities, Inc.,” “Broadcast International” or “ConeXus World Global” refer only to the specific entity referenced.

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed in the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s 10-K filed with the SEC on May 7, 2015.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements follows:

1. Principles of Consolidation

The condensed consolidated financial statements include the accounts of Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), our wholly owned subsidiaries Creative Realities, LLC, Broadcast International, Inc., and Wireless Ronin Technologies Canada, Inc. All intercompany balances and transactions have been eliminated in consolidation, as applicable.

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

We recognize revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 605-35, Revenue Recognition: Construction-Type and Certain Production-Type Contracts, ASC 605-10-599, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables, and ASC subtopic 605-985, Revenue Recognition: Software (or ASC 605-35), as applicable. In the event of a multiple-element arrangement, we evaluate if each element represents a separate unit of accounting, taking into account all factors following the guidelines set forth in ASC 605-985-25-5. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred, which is when product title transfers to the customer, or services have been rendered; (iii) customer payments are fixed or determinable and free of contingencies and significant uncertainties; and (iv) collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. Revenues are reported on a gross basis.

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

Professional Services

Included in services and other revenues is revenue derived primarily from consulting related to discovery and requirements definition processes, the design and development of various marketing experiences, and content development and management. The majority of professional services and accompanying agreements qualify for separate accounting. Professional services are bid either on a fixed-fee basis, time-and-materials basis or both. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones or the completed contract method.

Software Design and Development Services

Revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method in accordance with ASC 605-35. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, and tools. Selling, general and administrative costs are charged to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in work-in-process on the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenue until revenue recognition criteria are met. Unbilled receivables are a normal part of our business as some receivables are invoiced in the month following shipment or completion of services. Our policy is to present any taxes imposed on revenue-producing transactions on a net basis.

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2015 and December 31, 2014, we had substantially all cash invested in a commercial bank account in New Jersey. The balances are insured by the Federal Deposit and Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of the accounts receivable and on a customer-by-customer analysis of the high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. Our allowance for doubtful accounts was $119 and $490 as of September 30, 2015 and December 31, 2014, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $35 and $22 as of September 30, 2015 and December 31, 2014, respectively.

7. Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a Black-Scholes model, which the Company believes approximates a binomial model due to probability factors used to determine the fair value. This calculation of this liability is based on Level 3 inputs. See Notes 3 and 10 for further discussion on the valuation of warrant liabilities.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the three and nine months ended September 30, 2015 and 2014.

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

10. Research and Development and Software Development Costs

Research and development costs consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. ASC 985-20-25, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requires certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Effective April 2015, the Company began capitalizing its costs for additional functionality to its software. During the three and nine months ended September 30, 2015, we capitalized approximately $166 and $388, respectively. The software development costs include both enhancements and upgrades of our client based systems enhancements and upgrades to the functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We will be amortizing these costs over 5 years once the new projects are finished and placed in service. These costs are included in properly and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for the prior period presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC (“LLC”) weighted average number of basic shares outstanding for the period, determined by applying the conversion ratio from the merger to the outstanding shares of LLC, plus the number of LLC shares deemed issued to Creative Realities, Inc. (“CRI”) shareholders as a result of the merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants as of September 30, 2015 were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock as their effect was antidilutive due to our net loss.

12. Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of September 30, 2015 and December 31, 2014. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of September 30, 2015, we are not under any income tax audits by tax authorities. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011 and are not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our consolidated statements of operations.

Until the merger date, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

 We account for stock-based compensation in accordance with ASC 718-10, Compensation – Stock Compensation, requiring the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, and restricted stock grants based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, we compute the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense was $39 and $0 for the three months ended September 30, 2015 and 2014 and $174 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually using a measurement date of September 30. No impairment expense was recorded during the three and nine months ended September 30, 2015 and 2014.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred revenue, depreciable lives and methods of property and equipment, assessment of impairment on goodwill and intangibles, valuation of warrants and other stock-based compensation. Actual results could differ from those estimates.

16. Change in Authorized Shares

On October 15, 2014, the Company filed an amendment to the articles of incorporation to change the authorized common shares from 50,000,000 to 200,000,000 and preferred shares from 16,666,666 to 50,000,000 which was approved by the shareholders.

17. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. In July 2015, the FASB voted to delay the effective day by one year. The deferral resulted in the guidance becoming effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. We address our liquidity in Note 14 to the condensed consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging, which amends certain paragraphs in the ASC 815-15-25. The new guidance clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2015, with earlier adoption permitted. We are currently evaluating the implications of this ASU on its consolidated financial statements.

 In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as s direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since we did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance was adopted last quarter.

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

In September 2015, the FASB issued new guidance with respect to business combinations (ASC Topic 805). The new guidance requires the acquirer in a business combination to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the new guidance, acquirers were required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. This amendment eliminates the requirement to retrospectively account for those adjustments. The new guidance goes into effect for those public entities whose fiscal year begins after December 15, 2015, with early adoption permitted. The Company has early adopted this standard effective for the period ended September 30, 2015.

18. Reclassifications

Certain reclassifications were made to the 2014 consolidated financial statements to conform to the 2015 presentation with no effect on net loss or stockholders’ equity.

NOTE 2: CREATIVE REALITIES, LLC MERGER

 On August 20, 2014, we completed the acquisition by merger of the business of Creative Realities, LLC. At the effective time of the merger Slipstream Funding, LLC, then the sole member of Creative Realities, LLC received shares of our common stock equivalent to approximately 59.2% of the common stock issued and outstanding immediately after the merger, together with a warrant to purchase an additional number of common shares equal to 1.5% of our common stock outstanding immediately after the merger. As a result of this merger transaction and a contemporaneous investment in our Series A Convertible Preferred Stock by an affiliate of Slipstream Funding, Slipstream Funding and its affiliates beneficially own 32,249,919 shares of common stock and warrants to purchase common stock, representing beneficial ownership (as calculated under applicable SEC rules) of approximately 45.8% of our common stock issued and outstanding immediately after the merger.

Creative Realities, LLC was the “accounting acquirer” in the merger transaction while the registrant (then known as “Wireless Ronin Technologies, Inc.”) was the “legal acquirer,” and therefore the merger was accounted for as a reverse acquisition. In accordance with reverse acquisition accounting, the historical financial statements of the accounting acquirer (Creative Realities LLC) became the financial statements of the registrant beginning with the merger date. We allocated the purchase price consideration to the identifiable tangible and intangible assets acquired and liabilities assumed from Wireless Ronin Technologies, with the excess purchase price recorded as goodwill. Effective September 15, 2014, Wireless Ronin Technologies, Inc. (the registrant) changed its name to Creative Realities, Inc.

Under reverse acquisition accounting, as the accounting acquirer, Creative Realities, LLC is deemed (for accounting purposes only) to have issued to the registrant’s shareholders approximately 17.1 million shares with an aggregate value at the merger date of $10.8 million based on the August 20, 2014 market price of the registrant’s common shares of $0.63. Creative Realities is also deemed to have issued replacement options to the registrant’s option holders and replacement warrants to the registrant’s warrant holders. The estimated fair value of the registrant’s warrants and the value of the vested stock options of the registrant, all of which were deemed to have vested in connection with a change of control as of the effective date of the transaction on August 20, 2014, aggregating $1.1 million. This includes a net measurement period adjustment, recorded in the quarter ended September 30, 2015, of $0.2 million, which was recognized as a reduction to goodwill and additional paid-in capital.

The following is a summary of the merger consideration transferred to effect the merger:

(in thousands)
Deemed (for accounting purposes only) issuance of shares to CRI shareholders	$10,775
Deemed (for accounting purposes only) issuance of warrants to CRI shareholders	754
Deemed (for accounting purposes only) issuance of stock options to CRI shareholders	390
Payment of Wireless Ronin Technologies, Inc. transaction costs by Creative Realities, LLC	1,588
Total consideration	$13,507

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

Our computation of expected volatility is based on historical volatility of our stock. The expected option term was calculated using the simplified method, an average of the contractual term and vesting period. The risk free interest rate of the award is based on the U.S. Treasury yield curve in effect at the time of the merger and having a term consistent with the expected term of the award.

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of Wireless Ronin Technologies, Inc. deemed to have been acquired in the merger, based on their fair values at the merger date. The fair values are based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values. The allocation of the purchase price to assets acquired and liabilities assumed is as follows (in thousands):

(in thousands)
Current assets	$1,901
Property and equipment	167
Goodwill	8,882
Other intangible assets	5,280
Other assets	77
Total assets	16,307

Current liabilities	2,800
Total liabilities	2,800

Purchase price	$13,507

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

In addition, deferred revenue was reduced by approximately $0.3 million to the fair value of the cost of fulfillment plus a normal profit on that effort. For the three and nine months ended September 30, 2015, we amortized $85 and $170 which is included as a reduction to revenues. We also established an accrual for rent of $0.2 million, related to the above market lease rate on the Minnetonka facility. On September 30, 2015, this accrual was written off as the lease for the Minnetonka facility is no longer being used. These accruals were recognized as part of current liabilities in the allocation of the purchase price.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. The goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $0.2 million of CRI’s acquisition-related costs which were expensed during the year ended December 31, 2014. These costs are included in selling, general and administrative costs in our condensed consolidated statements of operations.

The actual parent net sales and net loss (i.e., net sales relating to the business conducted by the registrant, as Wireless Ronin Technologies, Inc. prior to the August 20, 2014 merger with Creative Realities) included in the below unaudited pro forma consolidated statements of operations are not indicative of the results to be expected for a full year) and the supplemental unaudited pro forma net sales and net loss of the combined entity had the acquisition been completed on January 1, 2014 is as follows (excludes any impact of the Broadcast International, Inc. acquisition by Wireless Ronin Technologies, Inc. on August 1, 2014 which was immaterial (see below)) (in thousands):

	Nine months	Three months
	ended Sept 30, 2014	ended Sept 30, 2014
(unaudited)
Supplemental pro forma combined results of operations:
Net sales	$12,566	4,860
Net loss	(5,797)	(1,480)

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

Description	Fair Value	Quoted Prices In Active Markets (Level 1)	Significant Other Unobservable inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities	1,355			$1,355
The change in level 3 fair value is as follows:

Recorded warrant liability as of December 31, 2014				$1,910
Warrants issued with convertible preferred stock (Note 10)				75
Warrants issued with convertible promissory note (Note 5)				167
Decrease in fair value of warrant liability				(797)
Ending warrant liability as of September 30, 2015				$1,355

The range of inputs used for the Black-Scholes valuation of the warrant liabilities as of September 30, 2015 and December 31, 2014 were as follows: Expected term of 3.89 years to 4.64 years; Risk Free Rate of 1.15% to 1.55%; Stock Price of $0.40 and $0.23; and Volatility of 108.25% to 98.0%. Additionally, the Company used probability factors on multiple Black-Scholes models to determine the fair value, which the Company believes approximates a binomial model. See also Note 5: Loan Payable for the Black-Scholes inputs used to value the warrant liabilities associated with the debt issued in June 2015.

NOTE 4: INVENTORY

The following table provides details of inventory:

	Sept. 30,	December 31,
	2015	2014
Finished goods	$65	$531
Work-in-process	183	208
Total inventories, net	$248	$739

NOTE 5: LOANS PAYABLE

Demand Promissory Notes

In July 2015, the Company obtained three 1% demand promissory notes in the amounts of $0.1 million, $0.05 million and $0.05 million. The notes are due within ten business days of the written demand of the holder. Interest expense on the notes for the three and nine months ended September 30, 2015 was negligible.

June 23, 2015 Promissory Note

On June 23, 2015, we entered into a 14% Secured Convertible Promissory Note in the principal amount of $400 and a five-year immediately exercisable warrant to purchase 640,000 shares of common shares at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. This note is secured by Slipstream’s investment in one of its subsidiaries. The promissory note bears interest at the annual rate of 14% and is payable monthly in arrears with 12% in cash and 2% as additional principal and matures on September 23, 2016. This note is convertible into common stock at a conversion price of $0.28 per share, provided conversion of the note does not provide the holder with in excess of 9.99% of the then-issued and outstanding common stock. The unpaid principal and any accrued interest may at any time be converted at the option of the holder into shares of the Company’s common stock. The warrants were recognized as equity instruments.

The fair value of the warrants granted was calculated at $0.15 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 5 years, Exercise Price: $0.30, Stock Price: $0.22, Risk-Free Rate: 1.39%, Volatility: 108.87%.  The fair value of the warrant on issuance date was $77. The Company reduced the carrying value of the notes by debt issuance fees of $16 and by the relative fair value of the warrant, which was recorded in additional paid in capital, and is amortized in connection with the notes payable over the original term of the notes as additional interest expense. The effective interest rate of the convertible notes payable was computed at 30.85% subsequent to the allocation of proceeds to the warrants. The unamortized balance of the discount was $72 as of September 30, 2015. For the three and nine months ended September 30, 2015, the Company recorded interest expense of $21 and $22, respectively, related to the amortization of the debt discount and increased the value of the promissory note by $2 for the 2% interest payable as additional principal, the new principal amount of the note at September 30, 2015 was $402. Interest expense for the three and nine months ended September 30, 2015 was $21 and $35, respectively.

May 20, 2015 Promissory Note

On May 20, 2015, we entered into a Subordinated Secured Promissory Note (“Note”) in the principal amount of $465 and a five-year immediately exercisable warrant to purchase 762,295 shares of common shares at a price of $0.31 per share, in a private placement exempt from registration under the Securities Act of 1933. The Note had an annual interest rate of 12%, 6% in cash and 6% added to the principal, and matured on May 20, 2016. The Note is convertible at the option of the holder upon at maturity to the Series A 6% Convertible Preferred Stock of the Maker, together with common stock purchase warrants on the same economic basis as those earlier sold on August 18, 2014, see Note 10: Convertible Preferred Stock and Warrants, above for a discussion of the Series 6% Convertible Preferred Stock. The warrants in connection with this Promissory Note were recognized as liabilities as they are contingently puttable back to the Company for cash. The Company recognized the fair value of the warrant liability of $167, a beneficial conversion feature of $39, and the debt discount on the debt of $205. The debt discount will be amortized over the life of the debt as interest expense. The warrant liability will be marked to market quarterly with the change recognized in income. On June 23, 2015, the subordinated secured promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The conversion of the $465 Convertible Promissory Note to the $585 Convertible Promissory Note was accounted for as a debt modification as prescribed by ASC 470-50-40, Debt Modifications and Extinguishments. The difference in net cash flows of the original and new debt instruments were less than 10% thus it was determined that they are not substantially different. The new effective interest rate for the convertible notes was computed to be 58.97% subsequent to the allocation of the proceeds to the warrants and the beneficial conversion feature.

The fair value of the 935,210 warrants granted was calculated at $0.15 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 5 years, Exercise Price: $0.30, Stock Price: $0.22, Risk-Free Rate: 1.39%, Volatility: 108.87%. Additionally, the Company used probability factors on multiple Black-Scholes models to determine the fair value, which the Company believes approximates a binomial model. The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the 935,210 warrants totaled $114 at issuance.

For the three and nine months ended September 30, 2015, the Company recorded interest expense of $93 and $113, respectively, related to the amortization of the debt discount related to the original and new warrants, the beneficial conversion feature, and the conversion premium on the Note. The unamortized balance of the discount allocated to the warrants and the beneficial conversion feature was $321.

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

Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Broadcast International, Inc., the Company’s principal subsidiaries, are co-makers with the Company of the secured convertible promissory note. Obligations under the secured convertible promissory note are secured by a grant of collateral security in the accounts receivable and related proceeds.

The secured convertible promissory note bears interest at the annual rate of 12%, and matures on August 18, 2016. At any time prior to the maturity date, Mill City may convert the outstanding principal and accrued and unpaid interest at a conversion rate of $0.33 per share, as adjusted for stock splits and similar adjustments. Upon the consummation of a change in control transaction of the Company or of an offering of securities of the Company in which the gross proceeds to be received by the Company equal, when aggregated with all prior financings involving the sale of securities of the Company from and after February 18, 2015 (but exclusive of the amounts borrowed under the Mill City secured convertible promissory note), at least $3.5 million, Mill City may elect to convert the secured convertible promissory note into shares of common stock of the Company or elect repayment. The Company may prepay the secured convertible promissory note at any time, provided any principal amount prepaid must be accompanied by the payment of minimum amount of interest that, when aggregated with earlier payments of interest, equals at least 365 days of interest thereon. The secured convertible promissory note contains other customary terms. The Company is also required to maintain under a covenant cash and accounts receivable at least two times the principal balance of the loan outstanding. The Company has maintained their compliance with this covenant. The warrants were recognized as equity instruments.

The fair value of the warrants granted was calculated at $0.25 using the Black-Scholes model. The following inputs were used in the Black-Scholes Valuation: Expected term: 5 years, Exercise Price: $0.36, Stock Price: $0.38, Risk-Free Rate: 1.26%, Volatility: 100%.  The Company reduced the carrying value of the notes and is amortizing the relative fair value of the warrants granted in connection with the notes payable, which was recorded in additional paid in capital, over the original term of the notes as additional interest expense. The unamortized balance of the fair value allocated to the warrants totaled $272 at issuance. In addition, the Company determined that there was a beneficial conversion feature of $363 at the date of issuance which was recorded as debt discount and is also amortized into interest expense over the original term of the notes.  In addition the Company recorded $34 of debt issuance costs as a reduction to the carrying amount of the note which is being amortized over the term of the note. The unamortized balance of the beneficial conversion feature and warrants was $395, including debt issue costs as of September 30, 2015.  For the three and nine months ended September 30, 2015, the Company recorded interest expense of $113 and $274 related to the amortization of the warrants, beneficial conversion feature and debt issue costs.  The effective interest rate of the convertible notes payable was computed at 54.36% subsequent to the allocation of proceeds to the warrants and beneficial conversion feature.

This note was paid in full on October 15, 2015 and the related unamortized debt issuance costs were written off as well.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Litigation

None

NOTE 7: RESTRUCTURING

During the three months ended September 30, 2014, we took restructuring actions to lower our cost structure by reducing our headcount. We incurred restructuring expenses for termination costs, $582 of which were included in selling, general and administrative expenses on the statement of operations. As of September 30, 2015, $218 of the accrued expense has been paid.

During the three months ended September 30, 2015, we took restructuring actions to lower our cost structure by entering into a lease termination agreement to terminate our leased property in New York City and we vacated our Minnesota premises as disclosed in Note 2. We accrued expenses of $686 for the three and nine months ended September 30, 2015 for these restructuring costs. These expenses were offset by deferred rent previously recognized.

NOTE 8: RELATED PARTY TRANSACTIONS

In February 2015, we entered into three Convertible Preferred Stock Purchase Agreements to sell 265,000 shares of convertible preferred stock for $1.00 per share convertible into the Company’s common stock along with 331,250 detachable warrants to purchase the Company’s common stock at an initial exercise price of $0.50, reduced to $0.395 due to down-round provisions, to a majority shareholder, former Chief Executive Officer and Director and a former director of the Company. See Note 10 for details of the transaction. In May 2015, we entered into a subordinated secured promissory note in the amount of $465 and a five-year immediately exercisable warrant to purchase 762,295 shares of common stock at a price of $0.31 per share which was subsequently reduced to $0.30. In June 2015, the subordinated secured promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585, 14% convertible promissory note with new 5 year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share. See Note 5 for details of the transaction.

In March 2015, we entered into an agreement to design develop, deploy, deliver, install and service an entity controlled by our majority shareholders. As of September 30, 2015 and December 31, 2014, there was $24 and $0, respectively, included in unbilled revenues. For the three and nine months ending September 30, 2015, the Company recorded revenues of $0 and $138 under the contract, respectively.

NOTE 9: INCOME TAXES

Our deferred tax assets are primarily related to net operating loss carryforwards (NOLs). We have substantial NOLs that are limited by IRS Section 382 due to change in control. IRS Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have performed a preliminary analysis of the annual NOL carryforwards that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $10.2 million and foreign NOL carryforward is $5.1 million. Based on the losses of the Company, there will continue to be a full valuation allowance against the net deferred tax assets of the Company.

NOTE 10: CONVERTIBLE PREFERRED STOCK AND WARRANTS

In February 2015, we issued 265,000 shares Series A Convertible Preferred Stock at $1.00 per share with detachable five-year warrants to purchase 331,250 common shares at a price of $0.50, which was subsequently reset to $0.395, for $0.3 million. As stated in Note 8, these shares were issued to three purchasers, one of whom was a director of the Company, one of whom was then our Chief Executive Officer and a director of the Company, and one of which was Slipstream Communications, LLC. Gross and net proceeds were $265; the transactions costs were negligible and the Company expensed them immediately.

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

Subject to certain customary exceptions, the preferred stock has full-ratchet conversion price protection in the event that we issue common stock or common stock equivalents below the conversion price, as adjusted. The warrants issued to purchasers of the preferred stock contain weighted-average exercise price protection in the event that we issue common stock or common stock equivalents below the exercise price, as adjusted, again subject to certain customary exceptions. Additionally, the warrants contain a provision that the exercise price will be reduced by $0.025 per share for each calendar month after May 2015 in which the Company does not have an effective resale registration statement. The Company’s registration statement covering the resale of shares of our common stock that preferred stock investors may receive upon conversion of their preferred stock and upon exercise of their warrants was declared effective by the SEC on August 12, 2015.

We have determined that the convertible preferred stock issued in February 2015 contained a beneficial conversion feature based on the accounting conversion price per share of $0.29 per share compared to the price on the date of issuance of $0.34. The $0.03 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid in capital. Since the preferred stock was convertible at issuance the discount was immediately accreted as a dividend to the holders of preferred stock at issuance.

The preferred stock is classified as temporary equity of $1.7 million and $1.5 million as of September 30, 2015 and December 31, 2014, net of the value of the warrants. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no accretion of the discount to the redemption price until it would be probable that a change in control would occur.

We determined that the 331,250 warrants issued in connection with the financing are classified as liabilities based on down-round protection and cash settlement features. The warrants were valued using a Black Scholes Option pricing model, which approximates the binomial model, due to probability factors used to determine the fair value, adjusted for estimated value of the exercise price protection. The value of the warrants on issuance was $75. See Note 3 for additional fair value disclosures.

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

Under reverse acquisition accounting, as the accounting acquirer, the Company is deemed (for accounting purposes only) to have issued replacement options to the registrant’s option holders, replacement warrants to the registrant’s warrant holders, in addition to the other issuances of warrants described in this report and summarized in the table below. All of registrant’s stock options were deemed to have vested in connection with a change of control (contemplated as part of the original award) as of the effective date of the transaction on August 20, 2014, and were included as purchase price consideration.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.25 -$0.45	6,193,654	9.47	$0.34	1,263,537	$0.34
$0.66 - $0.79	270,000	8.30	$0.79	270,000	$0.79
$0.80 - $12.25	289,313	5.84	$5.87	289,313	$5.87
	6,752,967	9.63	$0.66

Balance, December 31, 2014					5,613,977
Granted					4,299,295
Forfeited or expired					(3,160,305)
Balance, September 30, 2015					6,752,967

The weighted average remaining contractual life for options exercisable is 6.87 years as of September 30, 2015.

In January 2015, the Company granted 10 year options to purchase 1,449,432 shares of its common stock to the Chief Financial Officer. The options vest over 4 years and have an exercise price of $0.32. The fair value of the options on the grant date was $0.25 and was determined using the Black-Scholes model. The following inputs were used:

Risk-free interest rate	1.69%
Expected term	6.25 years
Expected price volatility	95.13%
Dividend yield	-

In May 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and Director. Part of the agreement called for accelerated vesting of one fourth of his original option grant of 3,753,427 shares. As a result, he became fully vested in 938,357 shares of the original option grant. The Company accounted for the modification as a type III option modification in which the new fair value of the grant was determined to be $0.13 resulting in additional compensation expense of $122. This amount was immediately expensed. We used the following Black-Scholes inputs to determine the new fair value: exercise price: $0.45; stock price: $0.21; expected term: 4.75 years; risk-free rate: 1.38%; volatility: 99.0%; and dividend yield: 0%.

In August 2015, the Company granted 10 year options to purchase 2,849,863 shares of its common stock to its senior management team. The options are being expensed over their vesting period of 4 years and have an exercise price of $0.25. The fair value of the options on the grant date was $0.19 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.76%
Expected term	6.25 years
Expected price volatility	91.38%
Dividend yield	-

NOTE 12: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 13: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one business segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and nine months ended September 30, 2015 and 2014, were in the United States and Canada. Canadian sales were immaterial.

Major Customers

We had three and two customers that accounted for 49% and 44% of accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

The Company had two customers that accounted for 52% for the three months ended September 30, 2015, and had three and two customers that accounted for 57% and 43% of revenue for the nine months ended September 30, 2015 and 2014, respectively. As a result of the merger and system integration, sales concentration for the three months ended September 30, 2014 was unavailable.

NOTE 14: LIQUIDITY

For the nine months ended September 30, 2015 and the year ended December 31, 2014, we had a net loss of $(5,915) and $(3,799), and a negative cash flow from operations of $(1,953) and $(3,719). At September 30, 2015 and December 31, 2014, we had negative working capital of ($5,604) and ($1,257), respectively. Historically, we have had continuing operating losses, negative cash flows from operations and working capital deficiencies.

As addressed in Note 15, in October 2015, the Company merged with Conexus World Global, entered into a factoring arrangement with Allied Affiliated Funding, L.P., and obtained $800 - 14% in convertible promissory notes. Aggregate proceeds from all 2015 offerings for the nine months ended September 30, 2015 totaled $2,229, net of offering costs. The Company will still need to generate sufficient revenue, obtain additional financing, or adjust operating expenses so as to obtain positive working capital. Additional funding may not be available to the Company on acceptable terms, or at all.

NOTE 15: SUBSEQUENT EVENTS

Merger with Conexus World Global

On October 15, 2015, the Company completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Preferred Stock, and the conversion of $823,000 of ConeXus World Global debt into (i) 2,639,258 shares of Company common stock, and (ii) $150,000 in principal amount of convertible debt of the Company. As a result of the merger transaction, ConeXus World Global, LLC is now a wholly owned operating subsidiary of Creative Realities, Inc. The merger was completed by the filing of articles of merger with the Kentucky Secretary of State.

Factoring Agreement

On October 15, 2015, Creative Realities, Inc., together with its subsidiary entities Creative Realities, LLC, ConeXus World Global, LLC, and Broadcast International, Inc., entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” will from time to time purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries will have sold and assigned all of their rights in such receivables and all proceeds thereof to Allied. The purchase price for receivables bought and sold under the Factoring Agreement is equal to their face amount less a 1.10% base discount. To the base discount is added an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remains unpaid by the account debtor. The base discount is subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied will provide advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement.

The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied has the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable.

The Factoring Agreement has an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company may terminate the Factoring Agreement at any time prior to the expiration of the initial term (or a renewal period) upon payment to Allied of an early termination fee equal to $37,500.

Offer and Sale of Secured Convertible Promissory Note

On October 15, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured convertible promissory note in the principal amount of $500 together with a five-year warrant to purchase up to 892,857 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933.

On October 26, 2015, Creative Realities, Inc. entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured convertible promissory note in the principal amount of $300 together with a five-year warrant to purchase up to 535,714 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933.

The Company’s principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes discussed above. Obligations under the secured convertible promissory note are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement.

The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the notes. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. At any time prior to the maturity date, the holder of a note may convert the outstanding principal and accrued and unpaid interest into common stock of the Company at a conversion rate of $0.28 per share, subject to adjustment. The Company may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms.

In connection with the offer and sale of the above-described secured convertible promissory note, the Company entered into extension agreements with the holders of two earlier purchased secured convertible promissory notes, dated as of June 23, 2015, containing terms substantially similar to those in the secured convertible promissory notes sold in October 2015. The Company entered into the extension agreements primarily to extend the maturity date of those earlier issued notes to April 15, 2017.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Form 10-K for the year ended December 31, 2014. Changes in the critical accounting policies and estimates are addressed in the Summary of Significant Accounting Policies Note 1. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following discussions are based on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and 2014 and notes thereto. The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented

●	The columns entitled “$ Increase (Decrease)” and “% Increase (Decrease)” show the change in results, both in dollars and percentages. For example when net sales increase from one period to the next that change is shown as a positive. When net sales decrease from one period to the next that change is shown as a negative in both columns.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended
	Sept. 30,	% of total	Sept. 30,	% of total	$ Increase	% Increase
(In thousands)	2015	sales	2014	sales	(Decrease)	(Decrease)

Sales	3,369	100%	4,420	100%	(1,051)	-23.8%
Cost of sales	1,858	55.1%	3,100	70.1%	(1,242)	-40.1%
Gross profit (exclusive of depreciation and amortization shown separately below)	1,511		1,320
Sales and marketing expenses	247	7.3%	411	9.3%	(164)	-39.9%
Research and development expenses	25	0.7%	121	2.7%	(96)	-79.3%
General and administrative expenses	1,479	43.9%	2,013	45.5%	(534)	-26.5%
Depreciation and amortization expense	439	13.0%	206	4.7%	233	113.1%
Loss on lease termination	638	18.9%	-		638
Total operating expenses	2,828	83.9%	2,751	62.2%	77	2.8%
Operating loss
Other income (expenses):
Interest expense	(302)	-9.0%	(26)	-0.6%	(-276)	NM
Change in fair value of warrant liability	(15)	-0.4%	593	13.4%	608	NM
Other income	(60)	-1.8%	-	-	(60)	NM
Total other expense	(377)	-11.2%	567	12.8%	(944)	-166.5%
Net loss	1,694	-50.3%	(864)	-19.5%	(830)	96.1%

(NM - not meaningful)

Sales

Sales decreased by $1,051 or 24% in the third quarter of 2015 compared to the third quarter of 2014, primarily due to a decrease of $877 in hardware sales and a decrease of $174 in software/services sales. This change is a result of the shifting sales mix following the August 2014 merger. We plan to continue to prioritize sales in software servicing.

Gross Profit

Gross profit margin on a percentage basis increased from 30% to 45% in the third quarter of 2015 compared to the third quarter of 2014, and it increased by an estimated $191 in absolute dollars during the same period. The increase is primarily due to the shift in revenues toward software/services which has higher margins.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $164 in the third quarter of 2015 compared to the third quarter of 2014. The decrease is mainly due to a decrease in payroll related expenses.

Research and Development Expenses

Research and development expenses decreased by $96 in the third quarter of 2015 compared to the third quarter of 2014. The decrease is due to our capitalizing certain internal development costs for its client based software in the second quarter.

General and Administrative Expenses

General and administrative expenses have decreased by $534 in the third quarter of 2015 compared to the third quarter of 2014. The decrease is mainly the result of a $650 decrease in payroll related expenses. In 2014 the Company accrued $585 in severance costs related to the merger with Wireless Ronin. The decrease is partially offset by a write off of $230 as the Company negotiated a settlement with one of its former customers.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $233 in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of the merger with Wireless Ronin took place on August 20, 2014 and only approximately ½ of the quarter’s expense was recognized last year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended
	Sept. 30,	% of total	Sept. 30,	% of total	$ Increase	% Increase
(In thousands)	2015	sales	2014	sales	(Decrease)	(Decrease)

Sales	8,197	100%	9,697	100.0%	(1,500)	-15.5%
Cost of sales	5,549	67.7%	7,760	80.0%	(2,211)	28.5%
Gross profit (exclusive of depreciation and amortization shown separately below)	2,648		1,937		711
Sales and marketing expenses	921	11.2%	924	9.5%	(3)	-0.3%
Research and development expenses	510	6.2%	121	1.2%	389	NM
General and administrative expenses	5,397	65.8%	3,489	36.0%	1,908	54.7%
Depreciation and amortization expense	1,296	15.8%	373	3.8%	923	NM
Loss on lease termination	638	7.8%			638
Total operating expenses	8,762	106.9%	4,907	50.6%	3,855	78.6%
Operating loss	(6,114)		(2,970)
Other income (expenses):
Interest expense	(529)	6.5%	(33)	-0.3%	(496)	NM
Change in fair value of warrant liability	797	9.7%	593	6.1%	204	34.4%
Other income	(69)	0.8%	-	-	(69)	NM
Total other expense	199	2.4%	560	5.8%	(361)	-64.5%
Net loss	(5,915)	72.2%	(2,410)	24.9%	(3,505)	145.4%

(NM - not meaningful)

Sales

Sales decreased by $1,500 or 15% during the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to a decrease of $2,229 in hardware sales offset by an increase in $729 in software/services sales. This change is a result of the shifting sales mix following the August 2014 merger. We plan to continue to prioritize sales in software/services.

Gross Profit

Gross profit margin on a percentage basis increased from 20% to 32% during the nine months ended September 30, 2015 compared to the same period of 2014, and it increased by an estimated $711 in absolute dollars during the same period. The increase is primarily due to the shift in revenues toward software/services which has higher margins.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3 during the nine months ended September 30, 2015 compared to the same period of 2014. The decrease is due to a reduction of expenditures on trade show related expenses of $271 offset by an increase in salaries.

Research and Development Expenses

Research and development expenses increased by $3 in the nine months ended September 30, 2015 compared to the same period of 2014. The increase is due to the fact that prior to the merger with Wireless Ronin, the former Creative Realities LLC did not engage in any research and development activities.

General and Administrative Expenses

General and administrative expenses have increased by $1,908 in the nine months ended September 30, 2015 compared to the same period of 2014. The increase is mainly due to salary expense of $978. $451 of this increase is an accrual for a separation agreement with our former Chief Executive Officer. The merger with Wireless Ronin with its personnel and facilities became effective August 21, 2014 which was only reflected for slightly over one month in our Sept 2014 financials. Additionally, the Company had a write off of $230 as we negotiated a settlement with one of our former customers.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $923 in the nine months ended September 30, 2015 compared to the same period of 2014 primarily as a result of the amortization of intellectual property intangible assets acquired in the Wireless Ronin merger.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three and nine months ended September 30, 2015 and 2014. At September 30, 2015, we had cash and cash equivalents of $264 and working capital of $(5,604). Cash used in operating activities for the nine months ended September 30, 2015 was $(1,953).

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of September 30, 2015, we had an accumulated deficit of $(12,562). The cash flow (used in) operating activities was $(1,953) and $(2,857) for the nine months ended September 30, 2015 and 2014, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(5,915) and $(2,410) for the nine months ended September 30, 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $(585) compared to $(1,178) during 2014 due to capitalization of software costs and less purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $2,229 compared to $6,300 in 2014 due additional convertible debt and convertible stock financing.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2015.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Business Realignment, Integration, and Restructuring

We believe Creative Realities, Inc. is uniquely positioned to achieve the following objectives: (i) become a global leader in helping our clients manage their digital assets and improve their shopping experiences; (ii) achieve, maintain and subsequently increase operating profitability given the ongoing business realignment, integration and restructuring summarized herein; and (iii) serve as a platform for industry consolidation by selectively acquiring, realigning and integrating other companies in our industry sector.

The following information is provided to permit investors and other stakeholders to more fully understand how management measures and evaluates our ongoing operating performance and progress towards achieving our objectives. We believe this information, the non-GAAP financial measure presented below, and the future reporting of such non-GAAP financial measure in our quarterly Form 10-Q Reports are important in evaluating the cumulative progress and financial impacts of the realignment, integration and restructuring Actions summarized below; our operating performance on a consistent basis, independent from our consolidated GAAP financial results which contain a series of non-cash and other amounts and adjustments not directly applicable to the operating performance of our core business, and the effectiveness of our budgeting and planning processes, personnel and other investments, resource allocation and management, and other matters.

Background

In late June 2014, we began the planning process for the anticipated closing of the August 2014 merger transactions described herein. Over approximately the past 18 months this planning process has included reviews of some or all of our: existing client relationships and agreements; sales and account management practices; software, service and product pricing; portfolio of product and solution offerings; technology platforms; operating processes, practices and procedures; information systems; management reporting; leadership and management teams; personnel; contractors and vendors; facilities; and other matters. These reviews have resulted in our initiating the actions listed below.

Our primary objective in undertaking these actions was to realign, integrate and restructure our operations on an ongoing basis to achieve non-GAAP operating profitability, and ultimately achieve and maintain positive cash flows from operations as soon as practicable.

Actions

Since late June 2014 we have initiated each of the actions set forth below, among others. Each action is designed to improve the efficiency of our operations, increase our revenues, and reduce our cost structure. Each action is ongoing and subject to continuous review and improvement.

●	Realigning and reorganizing our sales, account management, and business development personnel, priorities, and operating practices;

●	Reviewing the project and service profitability of existing client relationships (e.g., pricing, agreements, service commitments, resources consumed) and winding down, terminating or renewing certain client relationships with modified business terms;

●	Terminating, replacing, and/or insourcing, certain vendors, contractors and consultants;

●	Relocating, consolidating, and then making our network operations center geographically redundant, while improving role definition and changing service and installation practices and procedures;

●	Implementing an initiative at the management level designed to identify and execute upon a series of tasks and activities targeting operational improvements, cost reductions, and revenue enhancements;

●	Overhauling certain of the Company’s client-facing master agreements to become more client-centric; support the Company’s comprehensive and unique offering of services, software and products; and strengthen certain protections and rights of the Company;

●	Implementing and enforcing certain unified practices across the consolidated Company, including: project management; service dispatch; help desk and Level 2-3 support; proposal development; billing; accounting; client-facing service agreement; and various administrative matters;

●	Consolidating and optimizing our facilities footprint, and related personnel and operations, including subletting portions of certain facilities, and subletting or terminating leases for entire locations;

●	Restructuring our workforce and reducing our monthly payroll expense;

●	Optimizing the size, roles and responsibilities, reporting structures, total payroll and incentive compensation related to our leadership team across the realigned, integrated and restructured Company;

●	Enhancing the features, capabilities, functionality, service and presentation layers, tools, and performance of our existing content and network management systems to support the evolving needs and requirements of our clients;

●	Upgrading or discontinuing certain versions our content and network management systems and system components in production, reducing overall development and future support costs;

●	Improving the training, documentation, operational expertise and knowledgebase of our employees responsible for client implementations and solutions involving third party content and network management software provided by our channel partners or required by our clients;

●	Upgrading, modifying and adapting our enterprise resource planning/customer relationship management (ERP/CRM) information system to our new organization, processes, service model, and management reporting needs;

●	Upgrading and improving the integration of our accounting system with our ERP/CRM system, and related processes; and

●	Transforming the culture and personnel from that of the stand-alone predecessor companies to one focused much more on being client-centric, profitable, and accountable to our clients, our co-workers, and ultimately our shareholders.

We plan to continue to execute upon the actions summarized above, and initiate additional actions in connection with our existing operations, the acquisitions referenced in this Report, and potential additional acquisitions in the future.

Impact of Actions

The aggregate cumulative effect of the foregoing actions has established a new fixed cost base and level of operating efficiency at the consolidated Company.

During the period from June 2014 through the date of this report we have reduced our average recurring monthly cost structure (i.e., excluding non-cash expenses, one-time severance and restructuring costs, transaction costs, and other one-time adjustments) by approximately 49% or approximately $6.2 million annually (non-GAAP disclosure).

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which excludes the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis. The categories of expense that are excluded from “Adjusted EBITDA” below are merger, acquisition and financing related expenses; non-cash charges such as share-based compensation, amortization of intangible assets, and impairment charges that either do not reflect actual cash outlays impacting our liquidity or our financial condition, and other non-recurring expenses that have an impact on the income statement as assessed by management. These non-GAAP financial measures provide a view of our results of operations that does not include all events occurring during the reporting period, such as the effects of merger-related, non-cash compensation and other charges, and therefore may not provide an appropriate means of evaluating our performance in comparison to other companies in our industry. The presentation of this non-GAAP operating performance measure is not meant to be considered in isolation, a measure of any form of liquidity, or as an alternative to any measure of financial performance calculated in accordance with GAAP.

Reconciliation of GAAP to Non-GAAP Adjusted EBITDA

The following tables present the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “Adjusted EBITDA” for the three-month period ended September 30, 2015:

Creative Realities Inc

ADJUSTED EBITDA, RECONCILIATION TABLE

(Unaudited; in thousands)

Three months 30-Sep
2015

GAAP net (loss) Plus:	$(1,694)
Interest expense	302
Depreciation (includes accelerated depreciation)	439
EBITDA	(953)
Adjusted for:
Lease termination costs	638
Loss on contract renegotiation	230
Share-based compensation	39
Merger and acquisition expenses	32
Change in valuation of warrants	(15)
Amortization of debt discount related to warrants	153
D&O Tail insurance amortization	29
Purchase accounting adjustment	47
Settlement fees	30

Adjusted EBITDA	$230

Our cash and cash equivalents balances as of the date of this report and potential financing needs in 2015 reflect a number of factors, including: the completed and ongoing realignment, integration and restructuring actions noted herein, among others; a series of one-time transaction costs associated with the merger transactions described herein; our ongoing ability to continue to effectively manage and optimize our expenses, fixed cost base and working capital needs associated with funding and supporting several projects in a rapidly evolving industry; effectively managing and converting our sales pipeline to increase profitable nonrecurring and recurring revenue; and mitigate the risk and tendency for the timing of certain converted business opportunities to shift throughout the year and subsequently affect our forecasting and working capital needs.

Management believes that, despite its losses to date and while we can provide no assurance that our ongoing business realignment, integration and restructuring efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margins, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements in place with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2015 business plan. Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering from February 2015. There can be no assurance we will successfully complete any future equity or debt financing.

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

Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. In order to meet our needs, we will likely be required to raise additional funding through public or private financings, including equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Debt financing, if available, would likely involve restrictive covenants. There can be no assurance we will successfully complete any future equity or debt financing.

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

Under the supervision and with the participation of our management, including our Chief Operating Officer and VP, Corporate Controller, we conducted an initial evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) in conjunction with the recently completed acquisition and reverse acquisition described herein. Based on this initial evaluation, we concluded as of September 30, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Management of the Company has conducted an initial assessment of the effectiveness of the internal controls over financial reporting. Such initial assessment by the Company identified that internal control over financial reporting was not effective and that material weaknesses exist based upon deficient processes to close the monthly financial statements, recognize revenue from sales orders, and track and value inventory. In addition, the Company currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures to address the foregoing deficiencies, intends to carryover and implement many of the internal controls of the registrant Wireless Ronin Technologies, Inc. to its acquisitions and has expanded the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated level, and has determined a plan to complete the remediation of the foregoing deficiencies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit

31.1	Section 302 Certification of the Chief Operating and Financial Officer (filed herewith).

31.2	Section 302 Certification of the Chief Operating and Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: November 18, 2015	By:	/s/ John J. Walpuck
John J. Walpuck
Chief Financial Officer and Chief Operating Officer. Principal Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Operating Officer/Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Operating Officer/Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101	Financials in XBRL format.

E-1