Form 10-K
period 2015-12-31
CREATIVE REALITIES, INC.
filed 2016-04-04
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2015, was approximately $6,572,000 based upon the last sale price of one share on such date.

As of March 22, 2016, the issuer had outstanding 64,224,860 shares of common stock.

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to retailers, brand marketers, venue-operators, enterprises, non-profits and other organizations throughout the United States and a growing number of international markets. Our technology and solutions include: digital merchandising systems, interactive digital shopping assistants and kiosks, mobile digital marketing platforms, digital wayfinding platforms, digital menu board systems, dynamic signage, and other digital marketing technologies. We enable our clients’ engagement with consumers by using combinations of our technology and solutions that interact with mobile, social media, point-of-sale, wireless networks and web-based platforms. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading digital marketing technology companies focused on helping retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Broadcast International, Inc., a Nevada corporation, Wireless Ronin Technologies Canada, Inc., and ConeXus World Global, LLC, a Kentucky limited liability company.

We seek to generate revenue in this business by:

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

We seek to generate revenue through these activities through: bundled-solution sales; service fees for consulting, experience design, content development and production, software development, engineering, implementation, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

Our digital marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include hospitality, branded retail, automotive, food service and retail healthcare, but the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies is relatively new and evolving. Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies. As a result, we remain an early stage company without an established history of profitability.

We believe that the adoption and evolution of digital marketing technology solutions will increase substantially in years to come both in the industries on which we currently focus and in others. We also believe that adoption of our solutions depends upon not only the services and solutions that we provide, but also depends heavily upon the cost of hardware used to process and display content on them. While the costs of hardware configurations and software media players have historically decreased and we believe they will continue to do so at an accelerating rate, flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another key component of our business strategy, especially given the evolving industry dynamics in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will accelerate our growth; enable us to aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale; enable us to leverage a common set of processes, tools, and cost efficiencies; and ultimately result in higher operating profitability and cash flow from operations. Our management team is actively pursuing and evaluating alternative acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration and financing of acquisitions. We believe that, based on the foregoing and other factors, the Company can successfully serve as a consolidator of multiple business and technology platforms serving similar markets.

Our company sells products and services primarily throughout North America.

Corporate Organization

Our principal offices are located at 22 Audrey Place, Fairfield, New Jersey 07004, and our telephone number at that office is (973) 244-9911.

The legal entity that is the registrant was originally incorporated and organized as a Minnesota corporation under the name Wireless Ronin Technologies, Inc. in March 2003. Our business initially focused on the provision of expertised digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. As indicated below under the “Recent Acquisitions” caption, we acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from Wireless Ronin Technologies, Inc. to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate.

Our fiscal year ends December 31. Neither us nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding. Our corporate structure, including our principal operating subsidiaries, is as follows:

As of the date of this filing, Broadcast International, Inc. does not conduct any operations.

Recent Acquisitions

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt. As a result of the merger transaction, ConeXus World Global, LLC is now our wholly owned operating subsidiary. The merger was completed by the filing of articles of merger with the Kentucky Secretary of State. ConeXus World Global LLC does not include the operations of ConeXus World EMEA BVBA based on the terms and conditions of the Agreement and Plan of Merger and Reorganization. It is not probable that this Belgian affiliate of ConeXus World Global will be acquired by the Company as part of this transaction.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, shall be issued immediately upon the reorganization of the capital structure of a Belgian affiliate of ConeXus, as discussed below.

The agreement and plan of merger and reorganization contemplates an ownership matter among the former ConeXus security holders involving an erroneously documented ownership situation related to the Belgian affiliate, with the resolution of such matter, including the reorganization of the Belgian affiliate, subject to the agreement of the Company. Effective February 8, 2016, the Company has extended the period from March 31, 2016 to June 30, 2016 for the ConeXus security holders to resolve such ownership matter, including the reorganization of the Belgian affiliate. The Company believes that the reorganization of the Belgian affiliate is not probable and as such no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the consolidated financial statements for the year ended December 31, 2015. The Belgian affiliate is not currently nor is it expected to be under the common control ownership or a variable interest entity of the Company. Notwithstanding the foregoing, Company is involved in discussions and the early stages of negotiations with the Belgian affiliate to pursue the potential acquisition of such affiliate in a separate transaction, independent of the ConeXus World Global, LLC Plan of Merger and Reorganization described herein.

Acquisition of Creative Realities

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

Acquisition of Broadcast International

On March 5, 2014, we entered into an Agreement and Plan of Merger and Reorganization with Broadcast Acquisition Co., a wholly owned subsidiary of ours, and Broadcast International, Inc., which was later amended on April 11, 2014 (as amended, the “Broadcast Merger Agreement”). We completed the merger on August 1, 2014, and thereupon acquired the business and assets of Broadcast International. As a result of the merger, each share of common stock of Broadcast International, including securities convertible or exercisable into shares of Broadcast International common stock, issued and outstanding immediately prior to the close of business on August 1, 2014 was converted into the right to receive .00535594 validly issued, fully paid and non-assessable shares of our common stock, resulting in our issuance of an aggregate of 7,093,273 shares of common stock to the former security holders of Broadcast International.

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

Financing Arrangements

Factoring Agreement

On October 15, 2015, Creative Realities, Inc., together with its subsidiary entities Creative Realities, LLC, ConeXus World Global, LLC, and Broadcast International, Inc., entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” will from time to time purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries will have sold and assigned all of their rights in such receivables and all proceeds thereof to Allied. The purchase price for receivables bought and sold under the Factoring Agreement is equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remains unpaid by the account debtor. The base discount is subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied will provide advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied has the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement has an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company may terminate the Factoring Agreement at any time prior to the expiration of the initial term (or a renewal period) upon payment to Allied of an early termination fee equal to $37.5.

Common Stock

In December 2015, we entered into an Exchange Agreement with an accredited investor who held a warrant, dated February 18, 2015, for the purchase of up to 1,515,152 shares of our common stock. Pursuant to the Exchange Agreement, we issued 975,000 shares of our common stock to the investor in exchange for the investor’s surrender of the warrant.

Secured Promissory Notes

On December 28, 2015, we offered and sold to certain accredited investors, or “Investors,” secured promissory notes in the aggregate principal amount of $1,250 and five-year warrants to purchase up to 2,232,143 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a Securities Purchase Agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an Amended and Restated Security Agreement.

The secured promissory notes bear interest at the annual rate of 14% (12% payable in cash and 2% payable in the form of additional principal) with an initial maturity date of April 15, 2017, which may be extended at the sole discretion of each Investor to October 15, 2017. At any time prior to the maturity date, the Investors may convert the outstanding principal and accrued and unpaid interest into Creative Realities’ common stock at a conversion price currently equal to $0.28 per-share (subject to adjustment).

In connection with the Securities Purchase Agreement, we and the Investors entered into Registration Rights Agreements requiring Creative Realities to file an initial registration statement, on or prior to February 11, 2016, under the Securities Act of 1933 to register the resale of the shares of its common stock issuable upon conversion of the secured notes and upon exercise of the warrants, and to subsequently use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act of 1933. The initial registration statement was filed on February 11, 2016.

On October 26, 2015, Creative Realities, Inc. entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured convertible promissory note in the principal amount of $300 together with a five-year warrant to purchase up to 535,714 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory note. Obligations under the secured convertible promissory note are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement.

The secured convertible promissory note bears interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at a conversion rate of $0.28 per share, subject to adjustment. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms. In connection with the offer and sale of the above-described secured convertible promissory note, we paid commissions to a placement agent aggregating $15. In connection with the June 23, 2015 and the May 20, 2015 financing transactions described below, we entered into extension agreements to extend the maturity date of those notes to April 15, 2017. See June 23, 2015 and May 20, 2015 below.

On October 15, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a $500 14% interest secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the above-described secured convertible promissory note, we paid commissions to a placement agent aggregating $25.

In July 2015, the Company obtained three 1% demand promissory notes in the amounts of $0.1 million, $0.05 million and $0.05 million. These notes are due within ten business days of the holder’s written demand. One of the $0.05 notes was paid in December 2015.

On June 23, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured $400 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 640,000 shares of common stock at a per-share price of $0.30, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 75,000 shares of common stock valued at $16. This change is accounted for as a modification of the debt. The $16.5 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

On May 20, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured $465 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.30, in a private placement exempt from registration under the Securities Act of 1933. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

On February 18, 2015, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which it offered and sold a $1.0 million 14% secured convertible promissory note with an immediately exercisable a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38, in a private placement exempt from registration under the Securities Act of 1933. On December 21, 2015, this warrant was surrendered. The warrant had a fair value of $272. It was exchanged for 975,000 shares of the Company’s common stock in a noncash transaction. The interest on this note was payable 12% in cash and 2% as additional principal amount to the note. This note was paid in full on October 15, 2015.

Obligations under each of the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement.

Preferred Stock

On October 15, 2015, we issued 1,664,000 shares of Series A-1 Convertible Preferred Stock at $1.00 per share as part of the consideration for the acquisition of Conexus World Global, LLC.

On August 18, 2014, we entered into a Securities Purchase Agreement with institutional and accredited investors pursuant to which we offered and sold an aggregate of 5,190,000 shares of our Series A Convertible Preferred Stock at $1.00 per share, and issued five-year warrants to purchase an aggregate of 6,487,000 shares of common stock at a per-share price as adjusted of $0.37, in a private placement exempt from registration under the Securities Act of 1933.

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind. During the year ended December 31, 2015, the Company issued an aggregate of 345,794 and 112,448 shares of preferred stock in satisfaction of its semi-annual dividend obligation for 2015 and 2014, respectively.

The preferred stock may be converted into our common stock at the option of a holder at an initial conversion price as adjusted of $0.255 per share. Subject to certain conditions, we may call and redeem the preferred stock after three years. During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The preferred stock has full-ratchet price protection in the event that we issue common stock below the conversion price, as adjusted, subject to certain customary exceptions. The warrants issued to purchasers of the preferred stock contain weighted-average price protection in the event that we issue common stock below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, we granted purchasers of the preferred stock certain registration rights pertaining to the common shares they may receive upon conversion of their preferred stock and upon exercise of their warrants.

Changes in Management and Board of Directors

On October 15, 2015, Richard Mills was appointed to our Board of Directors. Mr. Mills also became our Chief Executive Officer. As a result of this appointment, Mr. John Walpuck is no longer our Interim Chief Executive Officer, but retained his titles of Chief Financial Officer and Chief Operating Officer. In connection with the appointment of Richard Mills as the Chief Executive Officer, we entered into an employment agreement with Mr. Mills. Under the employment agreement, Mr. Mills will serve as Chief Executive Officer for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $270, subject to annual increases but generally not subject to decreases, and includes provisions for the right to receive up to 4,951,557 performance shares of common stock in connection with a series of performance-based requirements. These performance shares are included as part of the purchase price of ConeXus. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements.

In November 2015, Patrick O’Brien was appointed to our Board of Directors.

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

As a result, a growing number of retailers, brands, venue-operators and other organizations have identified the need and opportunity to implement increasingly cost-effective and “sales-lifting” digital marketing, and interactive experiences to market to their customers. These include creating unique and customized experiences for targeted, timely offerings and relevant promotions; improving engagement resulting in increased sales; and increasing shopping basket size. We believe our clients consider capitalizing on these industry trends to be increasingly critical to any successful “store of the future” retail and brand sales environment, especially where sales staff turnover is high, training outcomes are inconsistent and product knowledge is low.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in part as a result of recovering retail-related real estate investments and new construction and the recent economic recovery in general. These general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions.

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

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are individual competitors who offer pieces of our solution stack. These include digital signage software companies such as Stratacache, Four Winds Interactive, and ComQi; marketing services companies such as Sapient Nitro or digital signage systems integrators such as Convergent. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, network operations center capabilities, our comprehensive offering of digital marketing technology solutions, brand awareness, focus, and proprietary processes are the primary factors affecting our competitive position.

Territories

Our Company sells products and services primarily throughout North America.

Employees

We have approximately 59 employees as of December 31, 2015. We do not have any employees that operate under collective-bargaining agreements.

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

Recently, we have incurred net losses, have negative cash flows from operations and have a working capital deficit. We incurred net losses in each of the years ended December 31, 2015 and 2014, respectively. These factors raise substantial doubt about our ability to continue as a going concern. We do not know with any degree of certainty whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

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

We have limited operating history as a combined company since the closing of the merger transactions summarized herein, and our digital marketing technology and solutions are an evolving business offering. As a result, investors have a limited track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●	establishing and maintaining broad market acceptance of our technology, solutions, services, and platforms, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our technology, solutions, services, and platforms in and on a variety of environments, experiences, and device types;

●	timely and successfully developing new technology, solution, service, and platform features, and increasing the functionality and features of our existing technology, solution, service, and platform offerings;

●	developing technology, solutions, services, and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our technology, solutions, services, and platforms;

●	identifying, attracting and retaining talented engineering, network operations, program management, technical services, creative services, and other personnel at reasonable market compensation rates in the markets in which we employ such personnel; and

●	integration of acquisitions.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

Adequate funds for our operations may not be available, requiring us to raise additional financing or else curtail our activities significantly.

We will likely be required to raise additional funding through public or private financings, including equity financings, in 2016. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

Our largest customers account for a majority of our total revenue on a pro forma, consolidated basis. We had three and two customers that accounted for 53% and 41% of accounts receivable as of December 31, 2015 and December 31, 2014, respectively. In addition, we had three customers that accounted for 48% and 53% of revenue for the years ended December 31, 2015 and December 31, 2014, respectively. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Richard Mills, our Chief Executive Officer;

●	John Walpuck, our Chief Financial and Chief Operating Officer; and

●	Alan Levy, our Vice President and Corporate Controller.

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

We are in an early stage of operations and have limited resources after incurring a significant amount of restructuring and integration costs. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price. Importantly, our most recent Annual Report on Form 10-K discloses our finding of material weaknesses in our internal controls.

Our controlling shareholder possesses controlling voting power with respect to our common stock and voting preferred stock, which will limit your influence on corporate matters.

Our controlling shareholder, Slipstream Communications, LLC, has beneficial ownership of 42,265,111 shares of common stock, including common shares are beneficially owned by an affiliate of Slipstream Communications named Slipstream Funding, LLC. These shares represent beneficial ownership of approximately 54.21% of our common stock as of the date of this prospectus. As a result, Slipstream Funding has the ability to control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Significant actual or perceived potential future issuance our common stock could adversely affect the market price of our common stock. Generally, issuances of substantial amounts of common stock in the public market, and the availability of shares for future sale could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial amount of time.

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

Trading of our common stock is conducted on the OTC Markets (OTC Pink). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

We do not intend to pay dividends on our common stock for the foreseeable future. We will, however, pay dividends on our Series A Convertible Preferred Stock and our Series A-1 Convertible Preferred Stock.

When permitted by Minnesota law, we are required to pay dividends to the holders of our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock, each share of which carries a $1.00 stated value. There are presently approximately 5.9 million shares of Series A Convertible Preferred Stock outstanding and 1.7 million shares of Series A-1 Convertible Preferred Stock outstanding. Our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock entitles its holders to:

●	a cumulative 6% dividend, payable on a semi-annual basis in cash unless (i) we are unable to pay the dividend in cash under applicable law, or (ii) we have demonstrated positive cashflow during the prior quarter reported on our Form 10-Q, in which case we may at our election pay the dividend through the issuance of additional shares of preferred stock;

●	in the event of a liquidation or dissolution of the Company, a preference in the amount of all accrued but unpaid dividends plus the stated value of such shares before any payment shall be made or any assets distributed to the holders of any junior securities, including our common stock;

●	convert their preferred shares into our common shares at a conversion rate of $0.255 per share, subject, however, to full-ratchet price protection in the event that we issue common stock below the then-current conversion price (subject to certain customary exceptions); and

●	vote their preferred shares on an as-if-converted basis.

After August 20, 2017, we will have the right to call and redeem some or all of such preferred shares, subject to a 30-day notice period and certain other conditions, at a price equal to $1.00 per share plus accrued but unpaid dividends thereon. Holders of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock have no preemptive or cumulative-voting rights.

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

Our corporate headquarters are currently located at 24 Audrey Place, Fairfield, New Jersey 07004. We have approximately 18,000 square-feet of space. The corporate phone number is (201) 244-9911. The monthly lease payment for this property is currently $19,743 and escalates to $22,974 by the end of the lease term on September 2020. We have entered into a sublet agreement for half of this property for $10,304 per month. We lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease through June 30, 2016 with a monthly rental of $3,802 CAD per month. We also lease warehouse and office space of approximately 6,445 square feet for our Kentucky operations located at 13100 Magisterial Drive, Louisville, Kentucky under a lease agreement through May 30, 2021. The monthly lease payment for this property is $382.50 for September 1, 2015 through August 30, 2016 and $5,382.50 for September 1, 2016 through May 30, 2021.

ITEM 3	LEGAL PROCEEDINGS

Litigation

We are involved in a variety of legal claims and proceedings related to our business described in Notes 9 and 17 to the Company’s financial statements, Commitments and Contingencies and Subsequent Events, respectively.

While we are unable to predict the ultimate outcome of these ordinary course claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such ordinary course matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCQB,” under the symbol “CREX.” The transfer agent and registrar for our common stock is Computershare Limited, 401 2nd Avenue North, Minneapolis, Minnesota 55401. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Markets in 2015 and 2014. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred. Prior to September 17, 2014, our common stock traded under the symbol “RNIN.”

	High	Low
2015
First Quarter	$0.40	$0.20
Second Quarter	$0.31	$0.17
Third Quarter	$0.25	$0.13
Fourth Quarter	$0.30	$0.13

	High	Low
2014
First Quarter	$1.13	$0.53
Second Quarter	$0.89	$0.60
Third Quarter	$0.75	$0.41
Fourth Quarter	$0.73	$0.20

Shareholders

As of March 29, 2016, there were approximately 799 holders of record of our common stock.

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

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. In addition, we must first pay dividends on our Series A and Series A-1 Convertible Preferred Stock, which have priority over any dividends to be paid to holders of our common stock. The current dividend payable to the holders of Series A and Series A-1 Convertible Preferred Stock has been satisfied through the issuance of additional preferred stock. The current dividend for the Series A and Series A-1 Convertible Preferred Stock aggregates to up to approximately $230 on a semi-annual basis (which we may be able to satisfy our dividend-payment obligations relating to the Series A and Series A-1 Convertible Preferred Stock through the issuance of additional shares of preferred stock). Other than with respect to shares of Series A and Series A-1 Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2015

Common Stock

In December 2015, we entered into an Exchange Agreement with an accredited investor who held a warrant, dated February 18, 2015, for the purchase of up to 1,515,152 shares of our common stock. Pursuant to the Exchange Agreement, we issued 975,000 shares of our common stock to the investor in exchange for the investor’s surrender of the warrant.

Secured Promissory Notes

On December 28, 2015, we offered and sold to certain accredited investors, or “Investors,” secured promissory notes in the aggregate principal amount of $1,250,000 and five-year warrants to purchase up to 2,232,143 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a Securities Purchase Agreement. The gross proceeds totaled $1,250,000. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an Amended and Restated Security Agreement.

The secured promissory notes bear interest at the annual rate of 14% (12% payable in cash and 2% payable in the form of additional principal) with an initial maturity date of April 15, 2017, which may be extended at the sole discretion of each Investor to October 15, 2017. At any time prior to the maturity date, the Investors may convert the outstanding principal and accrued and unpaid interest into Creative Realities’ common stock at a conversion price currently equal to $0.28 per-share (subject to adjustment).

In connection with the Securities Purchase Agreement, we and the Investors entered into Registration Rights Agreement requiring Creative Realities to file an initial registration statement, on or prior to February 11, 2016, under the Securities Act of 1933 to register the resale of the shares of its common stock issuable upon conversion of the secured notes and upon exercise of the warrants, and to subsequently use commercially reasonable efforts to cause such registration statement to be declared effective under the Securities Act of 1933. The initial registration statement was filed on February 11, 2016.

On October 26, 2015, Creative Realities, Inc. entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured convertible promissory note in the principal amount of $300 together with a five-year warrant to purchase up to 535,714 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory note. Obligations under the secured convertible promissory note are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement.

The secured convertible promissory note bears interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at a conversion rate of $0.28 per share, subject to adjustment. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms. In connection with the offer and sale of the above-described secured convertible promissory note, we paid commissions to a placement agent aggregating $15.

On October 15, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a $500 14% interest secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the above-described secured convertible promissory note, we paid commissions to a placement agent aggregating $25.

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

Our main operations are conducted directly through Creative Realities, Inc. (f/k/a Wireless Ronin Technologies, Inc.), and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Wireless Ronin Technologies Canada, Inc., a Canadian corporation, and ConeXus World Global, LLC, a Kentucky limited liability company.

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

Our Sources of Revenue

We generate revenue through digital marketing solution sales, which include system hardware, professional and implementation services, software design and development, software licensing, deployment, and maintenance and support services.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 2 of the Company’s consolidated financial statements included elsewhere in this filing. The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  Revenue Recognition

We recognize revenue primarily from these sources:

●	Hardware

●	System hardware sales

●	Services and other

●	Professional and implementation services

●	Software design and development services

●	Software and software license sales

●	Maintenance and support services

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 910, Contractors-Construction, ASC 605, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables. and ASC subtopic 985-605, Software. In the event of a multiple-element arrangement, we evaluate each element of the transaction to determine if it represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 985-605-25-5:

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

System hardware sales

Included in “hardware” are system hardware sales which is revenue recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue.

Professional and implementation services

Included in “services and other” are professional services revenue, which is derived primarily from consulting services related to the design and development of various marketing experiences, and content development and management. The majority of professional services and accompanying agreements qualify for separate accounting.

Included in “services and other” are implementation services revenue that is derived from implementation, maintenance and support contracts, content development, software development and training.

These services are bid either on a fixed-fee basis, time-and-materials basis or both. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones, by using the percentage-of-completion method.

Software design and development services

Included in “services and other” are contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method. The percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. Selling, general and administrative costs are charges to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

Software and software license sales

Included in “services and other” software and software license sales are recognized when a fixed fee order has been received and delivery has occurred to the customer. We assess whether the fee is fixed or determinable and free of contingencies based upon signed agreements received from the customer confirming terms of the transaction. Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically.

Maintenance and support services

Included in “services and other” is maintenance and support services revenue. This consists of software updates and various forms of support services. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. We also offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. This revenue is recognized ratably over the term of the contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. We support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system.

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

Accounts Receivable

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 3, we have entered into a factoring arrangement with Allied Affiliated Funding for the majority of our accounts receivable. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a purchase business combination and is tested annually at September 30 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The Company has one reporting unit and the Company determines the fair value of the reporting unit and compares it to its carrying value. Second, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company evaluates the reasonableness of the fair value calculations of its reporting unit by comparing the total of the fair value of all of the Company’s reporting units to the Company’s total market capitalization. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. In addition, the Company’s market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if the Company’s market capitalization falls below its book value. If this situation occurs, the Company will perform the required detailed analysis to determine if there is impairment.

The Company performed its annual impairment test at September 30, 2015 and determined there was no impairment of goodwill. This impairment test did not include ConeXus World Global, LLC as the acquisition did not occur until October 15, 2015. At year end, the Company updated its impairment analysis for goodwill and determined there was no impairment based on the projected future cash flows to be generated from the reporting unit.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 and 5
Trademark	5
Customer relationships	3

Intangible assets are evaluated for impairment if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. The Company determined that no impairment exists at December 31, 2015

Impairment of Long-lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted net cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairment was determined.

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. The Company believes based on the facts and circumstances a fully valuation allowance is necessary as it is more than likely the deferred taxes are not realizable as of December 31, 2015 or the date of the business combination.

Deferred Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, reserves for uncollectible accounts receivable and inventory, differences in depreciation and amortization methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718-10, which requires the measurements and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. The fair value of restricted stock and stock award grants are determined based on the number of shares granted and the closing price of the Company’s common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

The Company applies the guidance of FASB ASC 718-10-S99-1 for purposes of determining the expected term for stock options. The Company calculates the estimated expected life based upon historical exercise data. The Company uses historical closing stock price volatility for a period equal to the period its common stock has been trading publicly. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Fair Value of Financial Instruments

“FASB ASC 820-10,” Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company.

Business Realignment, Integration, and Restructuring

Background

In late June 2014, we began the planning process for the anticipated closing of the August 2014 merger transactions described herein. In July 2015, we began the planning process for the anticipated closing of the October 2015 merger transactions described herein. These planning processes have included reviews of some or all of our: existing client relationships and agreements; sales and account management practices; software, service and product pricing; portfolio of product and solution offerings; technology platforms; operating processes, practices and procedures; information systems; management reporting; leadership and management teams; personnel; contractors and vendors; facilities; and other matters. These reviews have resulted in our initiating the actions listed below.

Our primary objective in undertaking these actions was to realign, integrate and restructure our operations on an ongoing basis to achieve operating profitability, and ultimately achieve and maintain positive cash flows from operations as soon as practicable.

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

Our consolidated comparisons include certain historical data, transaction entries, journal entries, and chart of account classifications that are not uniformly consistent across Creative Realities, LLC, Wireless Ronin Technologies, Inc. Broadcast International, Inc. and ConeXus World Global, LLC. As a result, certain assessments and qualitative descriptions related to our consolidated results cannot be compared directly, and may not fully or accurately reflect actual changes in the specific statement of operations line-item category or subcategory at this time.

For the year ended December 31, 2015, the financial results of ConeXus was incorporated from the acquisition date of October 15, 2015 through the year ended December 31, 2015. For the year ended December 31, 2014, the financial results of WRT were incorporated beginning from the merger date of August 20, 2014 through the year ended December 31, 2014. As a result of these recent mergers, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Dollars” show the change in results, in dollars. The column entitled “%” show the change in percentages.

	For the Years Ended
	December 31,		Change
	2015	2014	Dollars	%
Sales	$11,471	$13,418	$(1,947)	-15%
Cost of sales (exclusive of depreciation and amortization shown separately below)	7,869	10,052	(2,183)	-22%
Gross profit	3,602	3,366	236	7%
Sales and marketing expenses	1,114	1,179	(65)	-6%
Research and development expenses	804	492	312	63%
General and administrative expenses	6,947	5,764	1,183	20%
Depreciation and amortization expense	2,027	817	1,210	148%
Total operating expenses	10,892	8,252	2,640	32%
Operating loss	(7,290)	(4,886)	(2,404)	49%
Other income (expenses):			-
Interest expense	(1,286)	(32)	(1,254)	NM
Other expense	(114)	(8)	(106)	NM
Change in fair value of warrant liability	1,081	1,127	(46)	-4%
Total other expense	(319)	1,087	(1,406)	-129%
Net loss before income taxes	(7,609)	(3,799)	(3,810)	NM
Provision for income taxes	(358)	-	(358)	NM
Net loss	$(7,967)	$(3,799)	$(4,168)	110%

NM - not meaningful

Sales

Sales decreased by $1,947 or 15% in 2015 compared to 2014. This decrease was primarily due to three factors. First, in 2014, the Company recognized approximately $1,533 in revenue related to a significant revenue project implementation for one customer in 2014 with no nonrecurring project revenue for the same customer in 2015. Second, beginning in approximately April 2015, the Company initiated a significant realignment and reorganization of the Company’s sales, account management, and business development personnel which resulted in a significantly reduced sales pipeline, and a reduction in July – December customer sales generally. Third, the Company terminated a customer relationship in August, 2015 in connection with the same initiative, resulting in a reduction of sales for the year ended December 31, 2015 compared to the year ended December 31, 2014. These decreases were offset by $1.6 million of additional revenue from ConeXus, who we merged with on October 15, 2015.

Gross Profit

Gross profit margin on a percentage basis increased to 32% in 2015 from 25% in 2014, and increased by $236 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of the acquisition of ConeXus, the improved mix of higher margin services, lower hardware sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of its realignment and reorganization initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses decreased 6% to $1,114 in 2015 from $1,179 in 2014. The decrease is primarily due to a decrease in marketing and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $804 in 2015 compared to $492 in 2014. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms acquired in connection with the Wireless Ronin reverse merger completed in August 2014.

General and Administrative Expenses

Total general and administrative expenses increased 20% or $1,183 to $6,947 in 2015 from $5,764 in 2014. The increases were primarily due to $623 general and administrative costs of ConeXus, $432 of severance costs, $230 of bad debt relating to the customer termination referenced above and loss on the termination of leases of $371. We also experienced increases in commercial and employee related insurance costs of $122, and legal and accounting fees of $321 in 2015 compared to the same period in 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 148% to $2,027 in 2015 from $817 in 2014 primarily as a result of the amortization of intangible assets acquired in the WRT merger transaction.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the years ended December 31, 2015 and 2014. At December 31, 2015, we had cash and cash equivalents of $1,361 and a working capital deficit of $(4,526). Cash used in operating activities for the years ended December 31, 2015 and 2014 was $(1,982) and $(3,719), respectively. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations.

See Note 8 to the Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2015, we had an accumulated deficit of $(14,614). The cash flow used in operating activities was $(1,982) and ($3,719) for the years ended December 31, 2015 and 2014, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(7,967) and $(3,799) for the years ended December 31, 2015 and 2014, respectively. Included in our net losses were non-cash charges consisting of depreciation, and amortization of warrants related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, stock-based compensation and changes in the allowance for doubtful accounts totaling $1,572 and $168 for the years ended December 31, 2015 and 2014, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2015 was $(580) compared to $(1,976) during 2014. The increase in cash used in investing activities is primarily related to the acquisition of ConeXus. We currently do not have any material commitments for capital expenditures as of December 31, 2015, nor do we anticipate any significant expenditures in 2016.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 was $3,350 compared to $6,160 in 2014. The decrease is mainly due to net effect of less sales of preferred stock and warrants and an increase in debt financing.

Off-Balance Sheet Arrangements

During the year ended December 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures in 2016.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Termination of Baker Tilly Virchow Krause, LLP

Effective as of October 15, 2015, the Board of Directors of Creative Realities, Inc. (formerly Creative Realities, LLC) has dismissed Baker Tilly Virchow Krause, LLP as the company’s independent registered public accounting firm.

The reports of Baker Tilly Virchow Krause, LLP on the company’s consolidated balance sheets as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Baker Tilly Virchow Krause, LLP’s report for the year ended December 31, 2013 included an explanatory paragraph referring to the company’s going concern uncertainty.

During the fiscal years ended December 31, 2014 and December 31, 2013, and through October 15, 2015, there were no disagreements with Baker Tilly Virchow Krause, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Baker Tilly Virchow Krause, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with their reports on the company’s financial statements for such periods.

Further, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, during the fiscal years ended December 31, 2014 and December 31, 2013, and through October 15, 2015, except in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the company’s management identified certain material weaknesses in internal controls relating to deficient processes to close the consolidated monthly financial statements, recognize revenue from sales orders, track and value inventory, and failure to have an independent financial expert on its Board of Directors. Consequently, the company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2014.

Creative Realities, Inc. has provided Baker Tilly Virchow Krause, LLP with a copy of the foregoing disclosure and requested that Baker Tilly Virchow Krause, LLP provide the company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the statements made by the company in response to this item.

(b)	Engagement of EisnerAmper LLP

Effective as of October 15, 2015, the Board of Directors of Creative Realities, Inc. has engaged EisnerAmper LLP as its independent registered public accounting firm to audit the company’s financial statements for the fiscal year ending December 31, 2015.

Prior to the engagement of EisnerAmper LLP, neither Creative Realities, Inc. nor anyone on behalf of the company consulted with EisnerAmper LLP during the fiscal years ended December 31, 2014 and December 31, 2013, and through October 15, 2015, in any manner regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company’s financial statements, or (b) a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of December 31, 2015 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Due to the Company’s acquisition in 2015 of ConeXus, the Company excluded this entity (representing 2% of total assets and 14% of total sales at December 31, 2015) from the scope of our assessment of the effectiveness of the internal controls over financial reporting of the Company.

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the year ended December 31, 2015, internal control over financial reporting was not effective as of December 31, 2015 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately document cost estimates in support of revenue recognition under percentage of completion. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures during 2016 to address the foregoing deficiencies, plans to expand the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company in 2016, and develop a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used and anticipates to continue using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

On May 5, 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and director. The separation agreement provides a customary release of claims by Mr. Price in favor of the Company, and requires the Company to pay to Mr. Price 12 months of his base salary as severance at the intervals set forth in the agreement. The agreement also provides that an option to purchase 938,357 shares of common stock at $0.45 per share vested effective as of April 13, 2015, and that his remaining options were cancelled. As of the date of the Report, the Company has not made any payments to Mr. Price under the Separation Agreement.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS and corporate governance

Our Board of Directors consists of Alec Machiels (Chairman), Rick Mills (CEO) David Bell, Donald Harris, and Patrick O’Brien. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Alec Machiels	43	Director (Chairman)
David Bell	71	Director
Donald Harris	62	Director
Richard Mills	60	Director, Chief Executive Officer
John Walpuck	54	Chief Financial Officer and Chief Operating Officer
Patrick O’Brien	69	Director

The biographies of the above-identified individuals are set forth below:

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

David Bell joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Bell brings over 40 years of advertising and marketing industry experience to the board, including serving as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Since 2007, Mr. Bell has led Slipstream Communications, which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. He is currently a Senior Advisor to AOL and has been an Operating Advisor at Pegasus Capital Advisors since 2004. He has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell currently serves on the Board of Directors of Time, Inc.

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

Richard Mills is currently our Chief Executive Officer. Mr. Mills possesses over 31 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by Creative Realities as reported herein. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

John Walpuck has served as our Chief Operating Officer and Chief Financial Officer since April 2014. Mr. Walpuck brings over 25 years of experience in financial and general management to Creative Realities, and over 20 years of experience in a broad range of digital media services, software, Internet services, online businesses, virtualization, and other technology industry sectors. Prior to Creative Realities, Mr. Walpuck served as the Chief Operating Officer and Chief Financial Officer of AllDigital, Inc. a digital broadcasting solutions company for the period from 2010 through 2013. Mr. Walpuck also served as the President and CEO of Disaboom, Inc., an online business and social network dedicated to people with disabilities, where he worked from 2007 to 2010. Prior to Disaboom, from 2005 to 2007, he served as the Senior Vice President and Chief Financial Officer of Nine Systems Corporation, a digital media services company. Mr. Walpuck has an MBA from the University of Chicago. He is a CMA, CPA and holds other professional certifications.

Patrick O’Brien has been a member of our Board of Directors since November 2015. Mr. O’Brien is the Managing Director & Principal of Granville Wolcott Advisors, which he formed in 2009 to provide consulting, due diligence and asset management services. Mr. O’Brien is a seasoned executive and business advisor, with 40 years of multi-unit international management experience with an emphasis in financial analysis and strategic business development. During the past five years, Mr. O’Brien has served on the boards of Merriman Holdings, Inc., Ironclad Performance Wear Corporation, Cinedigm, Inc., and is Chairman and CEO of LVI Liquidation Corp. (formerly Livevol, Inc.) He is a graduate of the Eli Broad School of Business of Michigan State University with BA in Hotel Management

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders. The holders of a majority of our outstanding Series A Convertible Preferred Stock also have the right, but not the obligation, to designate one person to serve as a director on our board. As of the date of this prospectus, the preferred shareholders have not exercised this right.

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

The Board of Directors has determined that only Mr. Harris is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. Nevertheless, as a corporation whose shares are listed for trading on the OTC Markets, we presently are not required to have any independent directors at all on our board, or any independent directors serving on any particular committees of the Board of Directors. The Board of Directors has determined that at least one member of the board, Mr. Machiels, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Machiels’s relevant experience in this regard is detailed above, which includes past employment experience in finance and investment banking. Mr. Machiels is not an “independent” member of the board as described above. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

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

Filer	Late Report	Date of Transaction	Date of Filing
John J. Walpuck III	Initial filing; Option grant	4/2/2014	4/17/2014
Stephen Birke	Stock grant	8/11/2014	Not filed
Donald A. Harris	Initial filing	8/11/2014	Not filed
Kent O. Lillemoe	Stock grant	8/11/2014	Not filed
Howard P. Liszt	Stock grant	8/11/2014	Not filed
John J. Walpuck III	Option grant	1/22/2015	Not filed
John J. Walpuck III	Option grant	11/20/2015	Not filed

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

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2015 and 2014:

Name and Principal Position (a)	Years	Salary ($) (b)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($) (c)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2015	56,250	-	-	-		-	-	56,250
Chief Executive Officer and Director

Paul Price	2015	119,744	-	-	122,600		-	-	242,344
Former Chief Executive	2014	145,000	-	-	1,340,739		-	-	1,485,739
Officer and Director

John Walpuck	2015	230,000	-	-	446,208		-	-	676,208
Chief Financial Officer	2014	180,000	-	-	318,386		-	9,101	507,487

Scott W. Koller	2014	301,612	25,000	-	79,632		-	-	406,244
Former President, Chief Executive Officer and Director

Darin P. McAreavey	2014	71,803	500	-	33,192	(d)	-	-	105,495
Former Senior Vice President and Chief Financial Officer

(a)	Mr. Mills joined the Company effective October 15, 2015. Messrs Price and Walpuck joined the company effective August 2014 and May 2014, respectively. On August 20, 2014, Mr. Koller resigned his position as Director and Chief Executive Officer. Mr. Koller terminated his employment with the company effective December 4, 2014. He was entitled to receive severance payments equal to 12 months of his then-current salary payable over 12 months. Mr. McAreavey’s employment with the Company terminated May 2014. Mr. Price’s employment terminated on April 13, 2015.

(b)	Represents their prorated annual base salaries of $270,000 for Mr. Mills, $400,000 for Mr. Price, and $325,000 for Mr. Koller.

(c)

Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 14 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015. Mr. Mills was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied. At this time, the Company does not believe it is probable that all of the conditions will be met.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2015:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Paul Price	938,537	(b)			$0.45	10/9/2024	-	-

John Walpuck	170,000	(c)	-		$0.65	5/29/2024	-	-
	50,000	(c)	-		$0.45	8/18/2024
			480,685	(e)	$0.45	10/9/2024
			1,449,432	(d)	$0.32	1/22/2025
			1,069,882	(f)	$0.19	11/20/2025

(a)	Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan.

(b)	Mr. Price’s employment terminated on April 21, 2015, and in connection with his separation agreement, options to purchase 938,357 shares vested.

(c)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC.

(d)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on January 22, 2016, with additional increments of 25 percent becoming exercisable annually thereafter.

(e) (f)

This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on October 9, 2015, with additional increments of 25 percent becoming exercisable annually thereafter.

This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on November 20, 2016, with additional increments of 25 percent becoming exercisable annually thereafter.

Director Compensation Table

Non-employee directors received no compensation during 2015. Compensation of our non-employee directors during 2014 appears in the following table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Option Awards ($)(b)	Total ($)
Alec Machiels	-	-	-	-
David Bell	-	-	-	-
Don Harris	-	-	-	-
Kent O. Lillemoe (c)	4,500	4,500	25,848	34,848
Howard Liszt (c)	4,500	4,500	25,848	9,000
Steven Birke (c)	11,000	11,000	25,848	22,000

(a)	Represents the grant date fair value of restricted stock granted during the year calculated as the closing price of our common stock on the date of grant, in accordance with ASC Topic 718.

(b)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 7 to the consolidated financial statements in Wireless Ronin’s Quarterly Report on Form 10-Q for the period ended March 31, 2014. The company used a zero percent forfeiture rate assumption for its non-employee director options as it does not expect significant turnover on its board.

(c)

Option awards granted to Messrs Liszt and Birke during 2014 expired upon each of their respective resignations from the Board of Directors in August, 2014.  Mr. Lillemoe resigned from the Board of Directors effective March 9, 2015, and his options expired on March 9, 2016.

Those who served as non-employee directors during 2014 held the following unexercised stock options at December 31, 2015:

	Option Awards
	Number of Securities Underlying		Number of Securities Underlying
Name	Unexercised Options (#) Exercisable		Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alec Machiels	-		-	-
David Bell	-		-	-
Don Harris	-		-	-
Kent O. Lillemoe	8,000	(a)	-	6.25	3/9/2016
	6,542	(a)	-	5.35	3/9/2016
	20,000	(a)	-	1.80	3/9/2016
	60,000	(a)	-	0.79	3/9/2016

(a)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on August 15, 2011, with additional increments of 25 percent becoming exercisable annually thereafter. This stock option expires on March 9, 2016 due to Mr. Lillemoe’s resignation from the Board of Directors on March 9, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the close of business on March 29, 2016, we had outstanding three classes of voting securities – common stock, of which there were 64,224,860 shares issued and outstanding; Series A Convertible Preferred Stock, of which there were 5,903,714 shares issued and outstanding, including 336,266 and 112,448 shares issued in conjunction with the preferred dividend on December 31, 2015 and 2014, respectively, and Series A-1 Convertible Preferred Stock, of which there were 1,705,602 shares issued and outstanding, including 41,602 shares issued in conjunction with preferred dividends on December 31, 2105. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders, and each share of preferred stock votes on an as-converted basis, which means that each preferred share is currently entitled to two and one-half votes on all matters put to a vote of our shareholders. Our preferred stock votes together with our common stock as a single class. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of December 31, 2015, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock

●	each current director

●	each executive officer of the Company and other persons identified as a named executive in this Annual Report on Form 10-K, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 22 Audrey Place, Fairfield, NJ 07004, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	30,349,949	45.66%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	42,265,111	54.21%
RFK Communications, LLC [4]	10,002,471	15.25%
Horton Capital Partners Fund, L.P. [5]	6,015,107	8.64%
Mill City Ventures III, Ltd. [6]	4,732,721	6.91%
John Walpuck [7]	762,701	1.15%
Donald A. Harris [8]	2,235,123	3.45%
Alec Machiels [9]	0	*
David Bell [10]	0	*
Richard Mills [11]	7,682,936	11.65%
Patrick O’Brien [12]	0	*
All current executive officers and directors as a group [13]	10,670,760	15.98%

* less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member. See footnote 3 for further information regarding Slipstream Communications, LLC. The share figure includes 1,779,015 shares of common stock issuable upon exercise of an outstanding warrant issued to the shareholder in connection with the Company’s merger transaction with Creative Realities, LLC

(3)	Investment and voting power over shares held by Slipstream Communications, LLC is held by BCOM Holdings, LP, its managing member. Slipstream Communications is the sole member of Slipstream Funding, LLC, and as a result share figure includes the 28,570,934 shares of common stock, and 1,779,015 common shares issuable upon exercise of an outstanding warrant, issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 2,617,580 common shares issued on account of a convertible promissory note, and 1,037,947 common shares purchasable upon exercise of outstanding warrants

(4)	Includes 648,214 common shares issued on account of a convertible promissory note, and 267,857 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by RFK Communications, LLC contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(5)	Includes 633,111 common shares issued on account of a convertible promissory note, and 267,857 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by Horton Capital Partners Fund, LP contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(6)	Includes 191,520 common shares issued on account of a convertible promissory note, and 1,071,429 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by Mill City Ventures III, Ltd. contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(7)	Mr. Walpuck is our Chief Financial Officer and Chief Operating Officer. Shares reflected in the table are common shares issuable upon exercise of vested options.

(8)	Mr. Harris is a director of the Company. Share figure includes an aggregate of 96,154 shares purchasable upon the exercise of outstanding options, 2,677 shares purchasable upon the exercise of outstanding warrants, and 1,334 outstanding shares over which Mr. Harris holds sole voting power but no investment power. In addition, share figure includes 319,092 common shares issued upon the conversion of an unsecured convertible promissory note offered and sold to Mr. Harris in June 2014 together with a related warrant for the purchase of 156,250 common shares.

(9)	Mr. Machiels is a director of the Company.

(10)	Mr. Bell is a director of the Company.

(11)	Mr. Mills is a director of the Company and Chief Executive Officer. Share figure includes 6,447,142 shares issued as merger consideration in connection with the merger with ConeXus World Global, LLC and 1,235,794 shares of Series A-1 Convertible Stock.

(12)	Mr. O’Brien is a director of the Company.

(13)	Includes Messrs. Walpuck, Harris, Machiels, Bell, Mills and O’Brien.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

We employ Richard Mills as our Chief Executive Officer. Mr. Mills’ employment agreement is effective for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $270,000 subject to annual increases but generally not subject to decreases, and includes provisions for the right to receive up to 4,951,557 performance shares of common stock in connection with a series of performance-based requirements. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements.

We employ John Walpuck as our Chief Financial Officer and Chief Operating Officer. Mr. Walpuck's employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Walpuck elects not to extend the employment term. The agreement provides for an initial annual base salary of $240,000, subject to annual increases but generally not subject to decreases. Mr. Walpuck is eligible to participate in performance-based cash bonus or equity award plans for the Company's senior executives. In addition, Mr. Walpuck will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Walpuck's employment, Mr. Walpuck will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment, the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of a one-year period. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Subscription Agreements

On February 18, 2015, the Company entered into Subscription Agreements, pursuant to which Don Harris, a director of the Company, and Paul Price, the former Chief Executive Officer of the Company and a former director, subscribed for shares of the Company’s Series A Convertible Preferred Stock and related warrants in the aggregate amount of $90,000, and Slipstream Communications, LLC surrendered a Promissory Note of the Company dated January 28, 2015 and in the principal amount of $175,000, and converted such entire principal amount, plus accrued but unpaid interest thereon, into Series A Convertible Preferred Stock and related warrants. The warrants contain a cashless exercise feature and have a term of five years. The warrants are exercisable at a price of $0.50 per common share, as adjusted for stock splits, dilutive issuances and similar adjustments. As a result of the issuance of convertible promissory notes and warrants in 2015, the exercise price is currently $0.37 per common share.

In connection with the ConeXus acquisition, the Company entered into a Securities Purchase Agreement with our CEO under which it offered and sold a secured $150 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of the Company’s common stock at a per-share price of $0.28.

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

The following table presents fees for audit and other services provided by EisnerAmper, LLP for 2015 and Baker Tilly Virchow Krause, LLP for a portion of 2015 and 2014 (in thousands); hence, 2015 includes fees from both audit firms.

	2015	2014

Audit fees (a)	$359	$272
Audit related fees (b)	-	47
Tax fees (c)	38	-

	$397	$319

(a)	Audit fees relate to audits of Creative Realities, Inc. as of December 31, 2015 and 2014. Audit fees consisted of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(b)	Audit-related fees relate to services provided to Creative Realities, Inc. as of December 31, 2015 and 2014. Audit-related fees consisted of fees for services provided in connection with the Form S-1.

(c)	Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning. Tax fees associated with CRI and WRT for the years ended December 31, 2015 and 2014 were $38 and $0, respectively.

Our Board of Directors reviewed the audit services rendered by EisnerAmper and Baker Tilly Virchow Krause, LLP during 2015 and 2014 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 4, 2016.

Creative Realities, Inc.

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John J. Walpuck	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 4, 2016
John J. Walpuck

/s/ Richard Mills		April 4, 2016
Richard Mills	Chief Executive Officer

/s/ Alec Machiels	Chairman of the Board of Directors	April 4, 2016
Alec Machiels

/s/ David Bell	Director	April 4, 2016
David Bell

/s/ Donald Harris	Director	April 4, 2016
Donald Harris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Creative Realities, Inc.

We have audited the accompanying consolidated balance sheet of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Creative Realities, Inc. and Subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, has negative cash flows from operations and has a working capital deficit, all of which collectively raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

April 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Creative Realities, Inc.

Fairfield, NJ

We have audited the accompanying consolidated balance sheet of Creative Realities, Inc. (formerly Creative Realities, LLC) as of December 31, 2014, and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Realities, Inc. as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

May 7, 2015

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,361	$573
Accounts receivable, net of allowance for doubtful accounts of $0 and $490, respectively	884	3,463
Unbilled receivables	81	359
Work-in-process and inventories	82	739
Prepaid expenses	348	355
Total current assets	2,756	5,489
Property and equipment, net	892	746
Intangibles, net	4,831	4,834
Goodwill	14,354	10,572
Other assets	203	235
TOTAL ASSETS	$23,036	$21,876

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term notes payable	$150	$-
Accounts payable	3,601	3,554
Accrued expenses	2,318	1,103
Deferred revenues	1,213	1,977
Total current liabilities	7,282	6,634
Loans payable, net of $909 discount	2,280	-
Warrant liability	1,649	1,910
Deferred tax liabilities	358	-
Dividend payable	-	112
Other liabilities	96	434
TOTAL LIABILITIES	11,665	9,090

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,495 and $5,302, respectively)	3,769	1,532

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 64,224 and 46,218 shares issued and outstanding, respectively	642	462
Additional paid-in capital	21,574	17,439
Accumulated deficit	(14,614)	(6,647)
Total shareholders' equity	7,602	11,254
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,036	$21,876

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2015	2014
Sales
Hardware	$2,850	$5,020
Services and other	8,621	8,398
Total sales	11,471	13,418

Cost of sales
Hardware	2,725	4,606
Services and other	5,144	5,446
Total cost of sales (exclusive of depreciation and amortization shown separately below)	7,869	10,052
Gross profit	3,602	3,366

Operating expenses:
Sales and marketing expenses	1,114	1,179
Research and development expenses	804	492
General and administrative expenses	6,947	5,764
Depreciation and amortization expense	2,027	817
Total operating expenses	10,892	8,252
Operating loss	(7,290)	(4,886)

Other income (expenses):
Interest expense	(1,286)	(32)
Other expense	(114)	(8)
Change in fair value of warrant liability	1,081	1,127
Total other income/(expense)	(319)	1,087
Net loss before income taxes	(7,609)	(3,799)
Provision for income taxes	(358)	-
Net loss	(7,967)	(3,799)
Dividends on preferred stock	344	1,215
Net loss attributable to common shareholders	$(8,311)	$(5,014)
Net loss per common share - basic and diluted
Net loss	$(0.16)	$(0.11)
Net loss attributable to common shareholders	$(0.17)	$(0.14)
Weighted average shares outstanding - basic and diluted	49,790	34,986

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014

(in thousands, except shares)

			Additional
	Common Stock		paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total

Balance as of December 31, 2013	28,547,267	$285	$3,036	$(2,848)	$473

Contribution of due to parent company debt to equity	-	-	2,126	-	2,126
Issuance of common shares to reflect merger with Wireless Ronin Technologies, Inc.	17,103,055	171	10,604	-	10,775
Issuance of warrants and options due to merger with Wireless Ronin Technologies, Inc.	-	-	1,250	-	1,250
Beneficial conversion feature on issuance of convertible preferred stock	-	-	1,103	-	1,103
Amortization of beneficial conversion feature	-	-	(1,103)	-	(1,103)
Shares issued for services	567,646	6	363	-	369
Stock-based compensation	-	-	60	-	60
Net loss	-	-	-	(3,799)	(3,799)
Balance as of December 31, 2014	46,217,968	$462	17,439	(6,647)	11,254
Issuance of common shares to affect the merger with ConeXus	16,000,000	160	3,360	-	3,520
Issuance of warrants with promissory notes	-	-	464	-	464
Shares issued in exchanges for warrants	975,000	9	(9)	-	-
Dividends on preferred stock	-	-	(344)	-	(344)
Stock-based compensation	-	-	254	-	254
Shares issued for services	771,892	8	146	-	154
Beneficial conversion feature on issuance of convertible promissory notes	-	-	401	-	401
Adjustment for options issued due to merger with Wireless Ronin Technologies, Inc.	-	-	(212)	-	(212)
Shares issued upon conversion of preferred stock	260,000	3	75	-	78
Net loss	-	-	-	(7,967)	(7,967)
	64,224,860	642	21,574	(14,614)	7,602

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2015	2014
Operating Activities:
Net loss	(7,967)	(3,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,027	818
Amortization of debt discount	862	-
Stock-based compensation	254	60
Change in warrant liability	(1,081)	(1,127)
Allowance for doubtful accounts	(490)	417
Loss on lease termination	371	-
Shares issued for services	154	268
Deferred tax provision	358	-
Loss on write-off of leasehold improvements	266	-
Changes to operating assets and liabilities (net as of assets acquired and liabilities assumed in mergers):
Accounts receivable and unbilled revenues	4,371	(764)
Inventories	745	967
Prepaid expenses and other current assets	23	(413)
Other assets	45	(74)
Accounts payable	(802)	(248)
Deferred revenue	(1,281)	(245)
Accrued expenses	501	(100)
Dividend payable	-	112
Other non-current liabilities	(338)	409
Net cash used in operating activities	(1,982)	(3,719)
Investing activities
Purchases of property and equipment	(639)	(266)
Cash received in acquisition of Conexus	59	-
Acquisition of Wireless Ronin, Inc. and Broadcast International, net	-	(1,710)
Net cash used in investing activities	(580)	(1,976)
Financing activities
Issuance of convertible preferred stock and warrants	265	4,565
Issuance of short-term notes	200	-
Payments of short-term notes	(50)	-
Issuance of loans payable and warrants	4,044	1,911
Payments of loan payable	(1,000)	(316)
Payment of debt issuance costs	(109)	-
Net cash provided by financing activities	3,350	6,160
Increase in Cash and Cash Equivalents	788	465
Cash and Cash Equivalents, beginning of year	573	108
Cash and Cash Equivalents, end of year	1,361	573

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

All currency is rounded to the nearest thousand except share and per share amounts

NOTE 1: NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Nature of the Company’s Business

Creative Realities, Inc. is a Minnesota corporation that provides innovative shopper marketing and digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging shopper and digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading interactive marketing technology companies that focuses on the retail shopper experience by helping retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Wireless Ronin Technologies Canada, Inc., and ConeXus World Global, LLC, (excluding the Belgian entity as discussed in Major Acquisitions below), a Kentucky limited liability company.

Going Concern Uncertainty

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2015 and 2014. As of December 31, 2015, we had cash and cash equivalents of $1,361 and a working capital deficit of $(4,526). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies. We believe that we will ultimately be able to achieve operating profitability and positive cash flows from operations.

The consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of the above uncertainty.

Major Acquisitions

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC pursuant to the Agreement and Plan of Merger and Reorganization for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt. As a result of the merger transaction, ConeXus World Global, LLC is now our wholly owned operating subsidiary. The merger was completed by the filing of articles of merger with the Kentucky Secretary of State.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, shall be issued immediately upon the reorganization of the capital structure of a Belgian affiliate of ConeXus, as discussed below.

The agreement and plan of merger and reorganization contemplates an ownership matter among the former ConeXus security holders involving an erroneously documented ownership situation related to its Belgian affiliate, with the resolution of such matter, including the reorganization of the Belgian affiliate, subject to the agreement of the Company. Effective February 8, 2016, the Company has extended the period from March 31, 2016 to June 30, 2016 for the ConeXus security holders to resolve such ownership matter, including the reorganization of the Belgian affiliate. The Company believes that the reorganization of the Belgian affiliate is not probable and as such no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the consolidated financial statements for the year ended December 31, 2015. The Belgian affiliate is not currently nor is it expected to be under the common control ownership or a variable interest entity of the Company as a result of this transaction. Notwithstanding the foregoing, Company is involved in discussions and the early stages of negotiations with the Belgian affiliate to pursue the potential acquisition of such affiliate in a separate transaction, independent of the ConeXus World Global, LLC Plan of Merger and Reorganization described herein.

Acquisition of Creative Realities

 On August 20, 2014, we completed the merger of Creative Realities. The merger was accounted for as a reverse acquisition. Creative Realities, LLC was determined to be the accounting acquirer since its former shareholder has majority control of the common stock, is the largest shareholder, and has the majority members of the board of directors and of the executive officers. In accordance with reverse acquisition accounting, the historical financial statements of the registrant became those of Creative Realities, with the financial results of Wireless Ronin Technologies included only beginning with the merger date. Effective September 15, 2014, Wireless Ronin Technologies, Inc. changed its name to Creative Realities, Inc.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Creative Realities, Inc., our wholly owned subsidiaries ConeXus World Global LLC, Creative Realities, LLC, Broadcast International, Inc., and Wireless Ronin Technologies Canada, Inc. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

2.  Foreign Currency

For the Company’s Canadian operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations. Translation adjustments which were considered immaterial to date, have been recorded as general and administrative expenses in the consolidated statements of operations.

3.  Revenue Recognition

We recognize revenue primarily from these sources:

●	Hardware System hardware sales

●	Services and Other Professional and implementation services
Software design and development services
Software and software license sales
Maintenance and support services

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 910, Contractors-Construction, ASC 605, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables and ASC subtopic 985-605, Software. In the event of a multiple-element arrangement, we evaluate each element of the transaction to determine if it represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 985-605-25-5:

(v)	persuasive evidence of an arrangement exists;
(vi)	delivery has occurred, which is when product title transfers to the customer, or services have been rendered;
(vii)	customer payments are fixed or determinable and free of contingencies and significant uncertainties; and
(viii)	collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment, revenues are reported on a gross basis.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $2,850 and $5,020 for the years ended December 31, 2015 and 2014, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $8,653 and $8,398 for the years ended December 31, 2015 and 2014, respectively.

Professional and implementation services

Professional services revenue is derived primarily from consulting services related to the design and development of various marketing experiences, and content development and management. The majority of professional services and accompanying agreements qualify for separate accounting.

Implementation services revenue is derived from implementation, maintenance and support contracts, content development, software development and training.

These services are bid either on a fixed-fee basis, time-and-materials basis or both. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones, by using the percentage-of-completion method.

Software design and development services

Software design and development services includes revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients recognized on the percentage-of-completion method. The percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

Software and software license sales

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. We assess whether the fee is fixed or determinable and free of contingencies based upon signed agreements received from the customer confirming terms of the transaction. Software is delivered to customers electronically or on a CD-ROM, and license files are delivered electronically.

Maintenance and support services

Maintenance and support services revenue consists of software updates and various forms of support services. Software updates provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Support includes access to technical support personnel for software and hardware issues. We also offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. This revenue is recognized ratably over the term of the contract, which is typically one to three years. Maintenance and support is renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. Support agreement fees are based on the level of service provided to its customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2015, the Company had substantially all cash invested in commercial banks. The Company maintained it cash balances in banks located in New York and Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 3, we have entered into a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse. The majority of our receivables have been factored. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $27 and $22 as of December 31, 2015 and 2014, respectively.

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

FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a Black-Scholes model, which approximates a binomial model due to probability factors used to determine the fair value. This calculation of this liability is based on Level 3 inputs. See Notes 5 and 12 for further discussion on the valuation of warrant liabilities.

8.  Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with “ASC 360-10-05-4,” Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2015 and 2014.

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

Property and equipment consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

Equipment	$1,627	$1,596
Leasehold improvements	723	1,015
Purchased and developed software	804	242
Furniture and fixtures	316	289
Other depreciable assets	27	27
Total property and equipment	3,497	3,169
Less: accumulated depreciation and amortization	(2,605)	(2,423)
Net property and equipment	$892	$746

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 – 5 years
Demonstration equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	5 years
Leased equipment	Shorter of 5 years or term of lease
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $274 and $251 for the years ended December 31, 2015 and 2014, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. During the year ended December 31, 2015, we capitalized approximately $562. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We will be amortizing these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding by adding Creative Realities, LLC weighted average number of basic shares outstanding for that period, determined by applying the conversion ratio from the merger to the outstanding shares of Creative, plus the number of Creative shares deemed issued to CRI stockholders as a result of the CRI merger. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 36.7 and 17.3 million at December 31, 2015 and 2014, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the year ended December 31, 2015 is after dividends on convertible preferred stock of $344 and for December 31, 2014 is after dividends on convertible preferred stock of $112 and amortization of the beneficial conversion feature of $1,103.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of December 31, 2015 and 2014. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

Until August 20, 2014, Creative Realities, LLC was taxed as a limited liability company and, as such, any profit or loss from our operations flowed directly to the member who was then responsible to pay any federal or state income tax. We were only responsible for paying any minimum business and filing income tax costs. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the year ended December 31, 2014, as any pro forma tax benefit on the losses before income taxes would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense to employees of $254 and $60 was charged to expense during the years ended December 31, 2015 and 2014, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company used a measurement date of September 30 (see Note 5). No impairment expense was recorded during the years ended December 31, 2015 and 2014.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation, as well as valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates and terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Change in authorized shares

On February 11, 2016, the Company filed an S-1 Registration Statement registering 20,268,959 shares of common stock. This will increase the outstanding shares to 84,955,953, once effective. On October 15, 2014, the Company filed articles of amendment to articles of incorporation to change the authorized common shares from 50,000,000 to 200,000,000 and preferred shares from 16,666,666 to 50,000,000; this change was approved by the shareholders.

17. Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes which simplifies the presentation of deferred income taxes, which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Business Combinations. The new guidance requires the acquirer in a business combination to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the new guidance, acquirers were required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. This amendment eliminates the requirement to retrospectively account for those adjustments. The new guidance goes into effect for those public entities whose fiscal year begins after December 15, 2015, with early adoption permitted. While the Company has early adopted this standard effective for the period ended September 30, 2015, the impact was not material to the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that fiscal year. Since we did not previously have any debt issuance costs, there was not a need for retrospective application. The guidance was adopted for the period ended September 30, 2015.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date for ASU 2014-09 was deferred by one year through the issuance of ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

18. Reclassifications

Certain reclassifications were made to the 2014 consolidated financial statements to conform to the 2015 presentation with no effect on net loss or shareholders’ equity.

NOTE 3: ACQUISITIONS

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt and warrant to purchase 267,857 shares of common stock.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, shall be issued immediately upon the reorganization of the capital structure of a Belgian affiliate of ConeXus, as discussed below.

The agreement and plan of merger and reorganization contemplates an ownership matter among the former ConeXus security holders involving an erroneously documented ownership situation related to its Belgian affiliate, with the resolution of such matter, including the reorganization of the Belgian affiliate, subject to the agreement of the Company. Effective February 8, 2016, the Company has extended the period from March 31, 2016 to June 30, 2016 for the ConeXus security holders to resolve such ownership matter, including the reorganization of the Belgian affiliate. The Company believes that the reorganization of the Belgian affiliate is not probable and as such no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the consolidated financial statements for the year ended December 31, 2015. The Belgian affiliate is not currently nor is it expected to be under the common control ownership or a variable interest entity of the Company as a result of this transaction. Notwithstanding the foregoing, Company is involved in discussions and the early stages of negotiations with the Belgian affiliate to pursue the potential acquisition of such affiliate in a separate transaction, independent of the ConeXus World Global, LLC Plan of Merger and Reorganization described herein.

The following is the preliminary estimate of the consideration transferred to effect the merger:

(in thousands)
Issuance of common shares to ConeXus shareholders	$3,520
Issuance of preferred shares to ConeXus shareholders	1,664
Issuance of convertible promissory note with warrants	150
Total consideration	$5,334

The issuance of warrants represent the fair value of those warrants based on the Black-Scholes valuation model, using the CRI, Inc. share price on the merger date as an input.

The following assumptions were applied in determining the grant date fair value of the (for accounting purposes only) warrants awards:

Risk-free interest rate	1.71
Expected term	5.0 years
Expected price volatility	60.47%
Dividend yield	-

Our computation of expected volatility is based on historical volatility. The expected warrant term was the life of the warrant. The risk free interest rate of the award is based on the U.S. Treasury yield curve in effect at the time of the merger and having a term consistent with the expected term of the award.

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of ConeXus World Global LLC acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values. The preliminary allocation of the purchase price has been allocated to assets acquired and liabilities assumed as follows (in thousands):

(in thousands)
Current assets	$1,187
Property and equipment	47
Goodwill	3,994
Other intangible assets	1,750
Other assets	13
Total assets	6,991

Current liabilities	1,657
Total liabilities	1,657

Estimated purchase price	$5,334

The estimated fair value of amortizable intangible assets of $1.8 million is amortized on a straight-line basis over the weighted average estimated useful life of 3 years. The preliminary purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

		Useful lives
(in thousands)	Amounts	(years)
Customer relationships	$1,370	3
Trademark	380	5
Total	$1,750

The fair values of the customer relationship were estimated using a discounted present value income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. The goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $0.2 million of acquisition-related costs that were expensed during the year ended December 31, 2015. These costs are included in selling, general and administrative costs in our consolidated statements of operations.

The following unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions of ConeXus (discussed above) and CRI (discussed below) occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

	Years ended
(Unaudited)	December 31,
	2015	2014
Supplemental pro forma combined results of operations:

Net sales	$16,237	$16,851
Net loss	$(8,271)	$(5,840)

The pro forma financial information includes amortization expense from the acquired assets and transaction costs assuming the mergers occurred on January 1, 2014.

Acquisition of Creative Realities, LLC

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

The following is a summary of the consideration transferred to effect the merger:

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

(in thousands)
Current assets	$1,901
Property and equipment	167
Goodwill	8,882
Other intangible assets	5,280
Other assets	77
Total assets	16,307

Current liabilities	2,800
Total liabilities	2,800

Estimated purchase price	$13,507

The fair value of amortizable intangible assets of $5.3 million is amortized on a straight-line basis over the weighted average estimated useful life of 3.9 years. The purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

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

In addition, deferred revenue was reduced by approximately $0.3 million to the fair value of the cost of fulfillment plus a normal profit on that effort. For the year ended December 31, 2015, this deferred revenue was amortized as a reduction to revenues. We also established an accrual for rent of $0.2 million, related to the above market lease rate on the Minnetonka facility in 2014. This accrual was amortized during the year ended December 31, 2015 as the lease for the Minnetonka facility is no longer being used.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce. The goodwill recognized is expected to be deductible for income tax purposes.

We incurred approximately $0.2 million of CRI, Inc.’s acquisition-related costs, which were expensed during the year ended December 31, 2014. These costs were included in selling, general and administrative costs in our consolidated statements of operations.

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

NOTE 4: FINANCING ARRANGEMENTS

Factoring Agreement

On October 15, 2015, Creative Realities, Inc., together with its subsidiary entities Creative Realities, LLC, ConeXus World Global, LLC, and Broadcast International, Inc., entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” will from time to time purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries will have sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement is equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remains unpaid by the account debtor. The base discount is subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied will provide advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied has the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement has an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company may terminate the Factoring Agreement at any time prior to the expiration of the initial term (or a renewal period) upon payment to Allied of an early termination fee equal to $37.5. The table below provides an analysis of the accounts receivables factored at December 31, 2015.

December 31,
2015
Accounts receivables assigned to factor	$1,218
Advances from factor	(1,049)
Amounts due from factor	169
Unfactored accounts receivable	715
Total accounts receivable	$884

NOTE 5: FAIR VALUE MEASUREMENT

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

Description	Fair Value	Quote Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Warrant liabilities at December 31, 2014	$1,910	-	-	$1,910
Warrant liabilities at December 31, 2015	$1,649	-	-	$1,649

The change in level 3 fair value is as follows:

Warrant liability December 31, 2014	$1,910
New warrant liabilities	820
Decrease in fair value of warrant liability	(1,081)
Ending warrant liability as of December 31, 2015	$1,649

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	December 31,	December 31,
	2015	2014
Finished goods	$69	$531
Work-in-process	13	208
Total inventories	$82	$739

Supplemental Cash Flow Information:	December 31,
	2015	2014
Cash paid for interest	$150	$18
Cash paid for taxes	$38	-
Non-cash Investing and Financing Activities
Non-cash conversion of borrowings from affiliate to equity	-	$2,126
Leasehold improvements paid for by landlord allowance	-	$344
Noncash preferred stock dividends	$344	$112
Adjustment for options issued due to merger with Wireless Ronin Technologies, Inc.	$(212)	-
Issuance of notes in lieu of interest	$5	-
Exchange of warrants for common stock	$9
Issuance of stock upon conversion of preferred stock	$78	-
Common and preferred shares issued for ConeXus merger	5,184	-
Common shares, stock options and warrants issued for Wireless Ronin merger	-	11,919

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from January 1, 2014 to December 31, 2015 are as follows (in millions):

Goodwill at January 1, 2014	$1,362
Merger with Creative and WRT	9,210
Goodwill at December 31, 2014	$10,572
Net adjustment to WRT purchase accounting September 30, 2015	(212)
Merger with ConeXus (Note 2)	3,994
Goodwill at December 31, 2015	$14,354

Other Intangible Assets

Other intangible assets consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,190	$1,598	$4,190	$374
Customer relationships	2,460	584	1,090	132
Trademarks and trade names	680	317	300	240

	7,330	$2,499	5,580	$746

Accumulated amortization	2,499		746
Net book value of amortizable intangible assets	$4,831		$4,834

For the years ended December 31, 2015 and 2014, amortization of intangible assets charged to operations was $1,753 and $566, respectively.

Estimated amortization is as follows:

Year ending December 31,
2016	$1,878
2017	1,747
2018	1,070
2019	76
2020	76

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in a purchase business combination and is tested annually at September 30 for impairment or tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying value exceeds the asset’s fair value. The Company has one reporting unit and the Company determines the fair value of the reporting unit and compares it to its carrying value. Second, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The fair values calculated in the Company’s impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, the Company’s long-term anticipated operating income growth rate and the discount rate. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. The assumptions that are used are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value. The Company evaluates the reasonableness of the fair value calculations of its reporting unit by comparing the total of the fair value of all of the Company’s reporting units to the Company’s total market capitalization. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain.

The Company performed its annual impairment test at September 30, 2015 and determined there was no impairment of goodwill. This impaired test did not include ConeXus World Global, LLC as the acquisition did not occur until October 15, 2015. At year end, the Company updated its impairment analysis for goodwill and determined there was no impairment based on the projected future cash flows to be generated from the reporting unit.

The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

NOTE 8: LOANS PAYABLE

The outstanding Convertible Promissory Notes issued in 2015 with detachable warrants are shown in the table below. Further discussion of the notes follows.

Date	Original Principal	Warrants
12/28/2015	$150	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	640,000	14% interest - 12% cash interest, 2% added to principal amount of debt
6/23/2015	119	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465	762,295	14% cash interest
	$3,184	6,266,076
Debt discount	(909)
Additional Principal	5
Total Long term	$2,280

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

December 2015 Secured Convertible Promissory Notes

On December 28, 2015, we offered and sold to certain accredited investors secured promissory notes in the aggregate principal amount of $1,250 and five-year warrants to purchase up to 2,232,143 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the offer and sale of the above-described secured convertible promissory note, we incurred commissions to a placement agent aggregating $77. Additionally, in connection with the offer and sale of the above-described secured convertible promissory notes, the Company issued on December 22, 2015 five-year warrants to purchase up to 1,750,000 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment) in consideration of additional covenants and facilitating the financing. The fair value of the warrants on the issuance date was $361. See Note 12, for the black scholes inputs used to calculate the fair value of the warrants.

The secured promissory notes mature on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period in which case such note will mature on October 15, 2017. At any time prior to the maturity date, the investors may convert the outstanding principal and accrued and unpaid interest into Creative Realities’ common stock at a conversion price equal to $0.28 per-share (subject to adjustment).

In connection with the private placement, the Company and the investors entered into registration rights agreements requiring Creative Realities to file a registration statement, on or prior to February 11, 2016, under the Securities Act of 1933 to register the resale of the shares of its common stock issuable upon conversion of the secured notes and upon exercise of the warrants. The registration statement was filed on February 11, 2016, but is not yet effective.

October 2015 Secured Convertible Promissory Notes

On October 26, 2015, Creative Realities, Inc. entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured convertible promissory note in the principal amount of $300 together with a five-year warrant to purchase up to 535,714 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory note. In connection with the offer and sale of the above-described secured convertible promissory note, we incurred commissions to a placement agent aggregating $15. The fair value of the warrants on the issuance date was $61. See Note 12, for the black scholes inputs used to calculate the fair value of the warrants.

On October 15, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a $500 14% interest secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of common stock at a per-share price of $0.28, in a private placement exempt from registration under the Securities Act of 1933. In connection with the offer and sale of the above-described secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $66. See Note 12, for the black scholes inputs used to calculate the fair value of the warrants.

Upon the consummation of a change in control transaction of the company or a default, interest on these secured convertible promissory notes will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at a conversion rate of $0.28 per share, subject to adjustment. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms.

In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of two earlier purchased secured convertible promissory notes, dated as of June 23, 2015, containing terms substantially similar to those in the secured convertible promissory note. We entered into the extension agreements primarily to extend the maturity date of those notes to April 15, 2017. This change did not result in a modification of the debt. However, 184,688 shares of common stock were issued to the debtholders in consideration of each of their extension.

On October 15, 2015, the Company entered into a Securities Purchase Agreement with the Company’s CEO under which it offered and sold a secured $150 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of common stock at a per-share price of $0.30. The fair value of the warrants on the issuance date was $32. See Note 12, for the black scholes inputs used to calculate the fair value of the warrants.

June 2015 Secured Convertible Promissory Notes

On June 23, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured $400 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 640,000 shares of common stock at a per-share price of $0.30, in a private placement exempt from registration under the Securities Act of 1933. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory notes to extend the maturity date to April 15, 2017 in exchange for 75,000 shares of common stock valued at $16. This change is accounted for as a modification of the debt. The $16.5 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

On May 20, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor under which it offered and sold a secured $465 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.30, in a private placement exempt from registration under the Securities Act of 1933. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. The fair value of the warrants on the issuance date was $177. See Note 12, for the black scholes inputs used to calculate the fair value of the warrants.

In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

Demand Promissory Notes

In July 2015, the Company obtained three 1% demand promissory notes in the amounts of $0.1 million, $0.05 million and $0.05 million. These notes are due within ten business days of the holder’s written demand. One of the $0.05 notes was paid in December 2015.

Other Debt

On February 18, 2015, the Company entered into a Securities Purchase Agreement with Mill City Ventures III, Ltd. (“Mill City”), pursuant to which it offered and sold a $1.0 million 14% secured convertible promissory note with an immediately exercisable a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. This note was paid in full on October 15, 2015 and the related debt discount was written off.

We had a note payable to JPMorgan Chase Bank, N.A. that was paid in full on October 1, 2014

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows:

Year ending December 31,	Lease Obligations
2016	$499
2017	530
2018	480
2019	459
2020	384
Total future minimum obligations	61
$2,413

Rent expense totaled $448 and $690 for the years ended December 31, 2015 and 2014, respectively, and is included in General and Administrative expenses. During 2015, the Company closed its offices in Minnetonka, MN and New York, NY resulting in a charge of $371 to record the loss on the lease, reversal of previously recognized deferred rent, and write off all related leasehold improvements.

In November 2014, the Company sublet approximately 9,000 sq. ft of space at its Minnetonka, MN office at an annual rate of $11 per square foot subject to annual increases of 2.5%. Because the rental rate was above market at the time of the merger, the Company recorded an adjustment of $180 to reduce the expense to market over the remaining term of the lease. This accrual was completely amortized during the year ended December 31, 2015 as the lease for the Minnetonka facility is no longer being used.

Our CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied.

Litigation

See Note 17, Subsequent Events.

NOTE 10: RELATED PARTY TRANSACTIONS

In connection with the ConeXus acquisition, the Company entered into a Securities Purchase Agreement with our CEO under which it offered and sold a secured $150 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of the Company’s common stock at a per-share price of $0.28

In March 2015, we entered into a services agreement to install a digital system for an entity controlled by our largest institutional shareholders. For the year ended December 31, 2015, the Company recorded revenues $138 under such agreement.

In February 2015, the Company entered into an agreement with a related party investor to purchase 265,000 shares of convertible preferred stock with an immediately exercisable five-year warrant to purchase up to 331,250 shares of the Company’s common stock at the as adjusted per-share price of $0.37 for $50.

In February 2015, the Company entered into an agreement with a related party investor to purchase 175,000 shares of convertible preferred stock with an immediately exercisable five-year warrant to purchase up to 262,500 shares of the Company’s common stock at the as adjusted per-share price of $0.37 in exchange for a previously outstanding convertible promissory note in the amount of $175.

In May 2015, the Company entered into a Securities Purchase Agreement with a related party investor under which it offered and sold a secured $465 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.30. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change was accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

In July 2015, the Company obtained two 1% demand promissory notes in the amounts of $0.1 million and $0.05 million from related party investors.  These notes are due within ten business days of the holder’s written demand.

In December 2015, in connection with the offer and sale of the December 28, 2015 secured convertible promissory notes, the Company issued five-year warrants to purchase up to 1,750,000 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment) in consideration of additional covenants and facilitating the financing.

On July 31, 2014, our then-parent entity and sole member converted an obligation we owed and it was recorded as an addition of $2.126 million of member’s equity.

NOTE 11: INCOME TAXES

Our gross deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $18.1 million and foreign NOL carryforward is $5.2 million as of December 31, 2015.

For the year ended December 31, 2015, we reported a deferred tax liability of $358 resulting from the goodwill on the acquisition of Wireless Ronin Technologies.  This goodwill has an indefinite life and does not constitute a source of future taxable income as governed by ASC 740-10-30-18.  As such, the deferred tax liability related to this indefinite lived asset cannot be used to offset deferred tax assets when determining the valuation allowance against deferred tax assets that are less likely than not to be realized in the future.

A summary of the deferred tax assets and liabilities is included below:

	December 31,
	2015	2014

Deferred tax assets (liabilities):
Reserves	$10	$(72)
Property and equipment	148	(4)
Accrued expenses	909	781
Severance	245	178
Non-qualified stock options	422	419
Net foreign carryforwards	1,359	1,349
Net operating loss and credit carryforwards	7,514	5,592
Intangibles	253	57

Total Deferred Tax Assets	10,860	8,300
Valuation Allowance	(11,218)	(8,300)

Net deferred tax assets (liabilities)	$(358)	$-

	Year ended December 31,
	2015	2014
Tax Provision Summary
Deferred Provision (Benefit) - Federal	$(2,376)	$(987)
Deferred Provision (Benefit) - State	(173)	(58)
Deferred Provision (Benefit) - Foreign	(29)	-
Change in valuation allowance	2,936	1,045
Tax Expense	$358	$-

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

-34.00%	Federal statutory rate
-2.26%	State taxes
0.55%	Other
40.32%	Changes in valuation allowance
4.61%	Effective tax rate

NOTE 12: CONVERTIBLE PREFERRED STOCK AND WARRANTS

On December 21, 2015, a warrant holder surrendered 1,515,152 warrants with a fair value of $272 for 975,000 shares of the Company’s common stock in a noncash transaction.

On November 3, 2015, a preferred stockholder converted 77,174 shares of the Company’s Series A Convertible Preferred Stock at a conversion rate of $0.255 for 260,000 shares of common stock in a noncash transaction.

On October 15, 2015, directly related to the ConeXus merger, we issued 1,664,000 shares of Series A-I Convertible Preferred Stock at $1.00 per share. There were no warrants issued with the Preferred Stock.

In February 2015, we issued 265,000 shares Series A Convertible Preferred Stock at $1.00 per share with detachable five-year warrants to purchase 331,250 common shares at a price of $0.50, subject to adjustment, for $0.3 million. As stated in Note 10, these shares were issued to three purchasers, one of whom was a director of the Company, one of whom was then our Chief Executive Officer and a director of the Company, and one of which was Slipstream Communications, LLC. Net proceeds were $265; the transactions costs were negligible and the Company expensed them immediately. We have determined that the convertible preferred stock issued in February 2015 contained a beneficial conversion feature based on the conversion price per share of $0.29 per share compared to the price on the date of issuance of $0.34. The $0.03 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid in capital. Since the preferred stock was convertible at issuance the discount was immediately amortized and preferred stock is credited to recognize the total amount as proceeds from their issuance.

Additionally, in 2015, we issued 87,204 shares of common stock to satisfy outstanding obligations of the Company to an investor.

On August 20, 2014, directly related to the CRI merger, we issued 5,190,000 shares of Series A Convertible Preferred Stock at $1.00 per share. In connection with this issuance, we also issued detachable five-year warrants to purchase 6,487,500 common shares at an as adjusted price of $0.37. Net proceeds were $4.6 million, after transaction costs.

The preferred stock entitles its holders to a 6% cumulative dividend, payable semi-annually in cash or in kind, and may be converted to our common stock at the option of a holder at an as adjusted conversion rate of 0.255 per share.  Subject to certain conditions, we may call and redeem the preferred stock after three years.  During such time as a majority of the preferred stock sold remains outstanding, holders will have the right to elect a member to our Board of Directors. The holders of the preferred stock will be entitled to vote their shares on an as-converted basis and they will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

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

We have determined that the convertible preferred stock contained a beneficial conversion feature based on the conversion rate at issuance of 0.40 per share compared to the price at closing of $0.63 per share. The $1.1 million value of the beneficial conversion feature was recognized as a discount against the carrying value of the preferred stock and a credit to additional paid-in capital. The preferred stock became convertible on October 10, 2014 convertible, and accordingly the discount was amortized as an addition to additional paid-in capital over the period from the merger date to October 10, 2014.  The preferred stock is classified as temporary equity of $1.5 million, net of the value of the warrants. The convertible preferred stock is redeemable at the option of the holder upon a change in control, as defined. Accordingly, there is no adjustment to the potential redemption price of the discount until it would be probable that a change in control would occur.

As mentioned above, we issued five-year warrants to purchase 6,487,500 common shares at an adjusted price of $0.37 as part of issuing the Series A Convertible Preferred Stock.  We account for the warrants as a liability on the consolidated balance sheet, at their estimated fair value. The liability will be marked-to-market each reporting period with the change impacting the statement of operations. We determined the fair value of the warrants at the August 20, 2014 date of issuance was $3.0 million and was $1.9 million at December 31, 2014. The change in value during the period from August 20, 2014 through December 31, 2014 of $1.1 million and from January 1, 2015 to December 31, 2015 was $1.1 million is an increase to income on the statement of operations and was primarily due to the decrease in our share price from $0.63 at issuance to $0.25 and $0.40 at December 31, 2015 and December 31, 2014, respectively.

As addressed in Note 5, the Company issued additional warrant liabilities in 2015. The valuation of these liabilities is based on the Black-Scholes option pricing model (which approximates the binomial model due to probability factors used to determine the fair value), adjusted for the estimated value of the exercise price protection. The table below provides the range of inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at December 31, 2015.

Date	Expected Term at December 31, 2015	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
Issued 8/20/2014	5.00	1.50%	96.00%	$0.63
Issued 2/13/2015	5.00	1.28%	100.00%	$0.34
Issued 5/22/2015	5.00	1.28%	107.58%	$0.29
Issued 10/15/2015	5.00	1.71%	58.48%	$0.22
Issued 10/26/2015	5.00	1.71%	60.47%	$0.21
Issued 12/21/2015	5.00	1.75%	58.48%	$0.21
Issued 12/28/2015	5.00	1.75%	58.48%	$0.16
Year End December 31, 2015	3.64-4.99	1.45%-1.75%	58.48%	$0.25

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2014
Assumed as part of CRI merger	2,811,561	7.60	2.11	-	-	-
Warrants issued to Affiliate	1,779,015	0.36	4.64	-	-	-
Warrants issued with convertible preferred stock	-	-	-	6,487,500	0.37	4.64
Warrants issued to financial advisors	-	-	-	527,625	0.50
Balance, December 31, 2014	4,590,576	4.84	3.09	7,015,125	0.50	4.64
Issued with promissory note to CEO as part of ConeXus merger	-	-	-	267,857	0.28	4.79
Warrants issued to financial advisors	-	-	-	1,750,000	0.28	4.62
Warrants isued with Preferred Stock	-	-	-	331,250	0.37	4.13
Warrants issued with Promissory Notes	1,575,210	0.28	4.48	4,423,009	0.28	4.62
Balance, December 31, 2015	6,165,786	0.33	4.04	13,787,241	0.33	4.23

NOTE 13: STOCKHOLDERS’ EQUITY

On October 15, 2015, directly related to the ConeXus merger, we issued 16,000,000 shares of our common stock valued at $0.22 per share on the acquisition date for a fair value of $3.52 million.

On August 20, 2014, under reverse acquisition accounting, the amount of common stock reflects the equity structure of the legal acquirer (the par value and the number of shares outstanding of WRT). Under purchase accounting, stockholders’ equity reflects the recognition of approximately 46.2 million shares of our common stock issued and outstanding upon completion of the merger. Amounts in additional paid-in capital represent that of Creative Realities, adjusted to reflect the additional fair value of our shares issued, less the par value of our shares outstanding after the combination, and includes $1.4 million to reflect the portion of the purchase price related to the total estimated fair value of WRT warrants and the vested stock options outstanding on the merger date. Accumulated deficit represents that of Creative Realities prior to the merger date.

In addition to the warrants outstanding related to the Series A Convertible Preferred Stock discussed in Note 11, we have other warrants outstanding at December 31, 2015. As discussed in Note 1, in connection with the merger transaction, we issued a warrant to the parent of Creative Realities to purchase 1.8 million our common shares at an as adjusted exercise price of $0.37 per share. These warrants expire in August 2019. As discussed in Note 2, outstanding WRT warrants carried over, which in the aggregate allow for purchase of up to 2.8 million shares at prices ranging from $.70 to $83.37 and a weighted average exercise price of $7.60.

Under reverse acquisition accounting, as the accounting acquirer, Creative Realities is deemed (for accounting purposes only) to have issued replacement options to the registrant’s option holders, replacement warrants to the registrant’s warrant holders, in addition to the other issuances of warrants described above. All of registrant’s stock options were deemed to have vested in connection with a change of control (contemplated as part of the original award) as of the effective date of the transaction on August 20, 2014, and were included as purchase price consideration.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.45	7,758,536	9.38	$0.30	1,358,537	$0.24
$0.46 - $0.79	90,000	8.04	0.79	90,000	$0.20
$0.80 - $12.25	50,042	6.59	3.56	50,042	$3.56
	7,898,578	6.44	$0.27

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2014	5,613,977	$1.45
Granted	7,557,714	0.19
Exercised	-	-
Forfeited or expired	(5,273,113)	0.78
Balance, December 31, 2015	7,898,578	$0.33

The weighted average remaining contractual life for options exercisable is 9.26 years as of December 31, 2015.

NOTE 14: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. The Company has issued 48,181 in excess of the reserved shares as of the date of this Report. As a result, the Company may amend the 2014 Stock Incentive Plan to increase the number of shares reserved for purchase by the Company’s employees, subject to shareholder approval, or may seek to exchange some of the options intended to be granted under the 2014 plan for new options issued under a future plan.

On December 1, 2015, the Board of Directors granted 100,000 options to purchase common stock to a terminated employee as part of the severance package. These options vested immediately and expire ten years after the date of the grant. On November 20, 2015, the Board of Directors granted 1,150,000 options to purchase common stock of the Company to certain employees and 1,069,882 options to purchase common stock of the Company to our CFO. The options granted vest in 25% increments on each of the first four anniversaries of the date of grant, and expire ten years after the date of grant.

On October 9, 2014, the Board of Directors granted 3,753,427 options to purchase common stock of the Company to our CEO, and 480,685 options to purchase common stock of the Company to our COO/CFO. The options granted vest in 25% increments on each of the first four anniversaries of the date of grant, and expire ten years after the date of grant. In addition, on October 9, 2014, the Board of Directors granted 225,206 options to purchase common stock of the Company to certain employees. These options vest 25% per year on each of the first four anniversaries following the grant date. On October 9, 2014, the board of Directors also approved the allocation of 1,096,028 options to be reserved for grant to certain employees in the future. Compensation expense recognized for the issuance of stock options for the years ended December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Stock-based compensation costs included in:
Cost of sales	$18	$-
Sales and marketing expenses	18	1
General and administrative expenses	218	59
Total stock-based compensation expenses	$254	$60

At December 31, 2015, there was approximately $1,233 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.8 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted during the years ended December 31, 2015 and 2014 was $0.19 and $0.36 per share, respectively. The values set forth above were calculated using the following weighted average assumptions:

Risk-free interest rate	1.66%
Expected term	10.0 years
Expected price volatility	57.25%
Dividend yield	0%

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment behavior, so we estimate the expected term of awards granted by taking the average of the resting term and the contractual term of the awards, referred to as the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company used historical closing stock price volatility for a period of 3 years. Although the Company has historical pricing for a period equal to the expected life of the respective awards, the Company used a shorter period of time to exclude certain anomalies that occurred in 2013. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

NOTE 15: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the years ended December 31, 2015 and 2014, were in the United States and Canada.

Major Customers

We had 3 and 2 customers that accounted for 53% and 41% of accounts receivable as of December 31, 2015 and 2014, respectively. In 2015, we no longer are doing business with our largest customer that accounted for 16% of 2015 sales. We do not believe the loss of this customer will have a material adverse effect on our business.

The Company had 3 customers that accounted for 48% and 53% of revenue for the years ended December 31, 2015 and 2014, respectively.

NOTE 17: SUBSEQUENT EVENTS

On January 15, 2016 the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at the per share price of $0.28 in exchange for services rendered.

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $335 initiated a breach-of-contract lawsuit against us in the Superior Court of New Jersey Law Division: Essex County. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of August 11, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

2.2	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 15, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-4 filed with the SEC on August 18, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

4.2	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.1	Securities Purchase Agreement dated February 18, 2015 by and between Creative Realities, Inc. and Mill City Ventures II, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Secured Convertible Promissory Note dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.3	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.4	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.5	Separation Agreement with Paul Price dated as of May 5, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.6	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.7	Warrant to Purchase Common Stock, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.7	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.8	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.9	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.10	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

E-1

10.11	Factoring Agreement dated October 15, 2015, by and among the registrant and Allied Affiliated Funding, L.P. (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

10.12	Warrant dated December 22, 2015, issued in favor of Slipstream Communications, LLC (filed herewith)

10.13	Form of Amended and Restated Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.14	Form of Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.15	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.16	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.17	Form of Amended and Restated Security Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.18	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

21.1	List of Subsidiaries (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

23.1	Consent of EisnerAmper LLP (filed herewith)

23.2	Consent of Baker Tilly Virchow Krause, LLP. (filed herewith)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-2