Form 10-Q
period 2016-03-31
CREATIVE REALITIES, INC.
filed 2016-05-13
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2016, the registrant had 64,617,017 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$339	$1,361
Accounts receivable	1,006	884
Unbilled receivables	112	81
Work-in-process and inventories	136	82
Prepaid expenses and other current assets	363	348
Total current assets	1,956	2,756
Property and equipment, net	880	892
Intangibles, net	4,361	4,831
Goodwill	14,354	14,354
Other assets	184	203
TOTAL ASSETS	$21,735	$23,036

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term notes payable	$150	$150
Accounts payable	3,439	3,601
Accrued expenses	2,062	2,318
Deferred revenues	1,696	1,213
Total current liabilities	7,347	7,282
Loans payable, net of discount of $725 and $909, respectively	2,777	2,280
Warrant liability	1,390	1,649
Deferred tax liabilities	421	358
Dividend payable	112	-
Other liabilities	111	96
TOTAL LIABILITIES	12,158	11,665

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,555 and $5,495, respectively)	3,669	3,769

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 64,617 and 64,224 shares issued and outstanding, respectively	646	642
Additional paid-in capital	21,642	21,574
Accumulated deficit	(16,380)	(14,614)
Total shareholders' equity	5,908	7,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,735	$23,036

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Years Ended March 31,
	2016	2015
Sales
Hardware	$658	$429
Services and other	1,777	1,697
Total sales	2,435	2,126

Cost of sales
Hardware	740	382
Services and other	550	1,267
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,290	1,649
Gross profit	1,145	477

Operating expenses:
Sales and marketing expenses	240	326
Research and development expenses	246	231
General and administrative expenses	1,717	2,100
Depreciation and amortization expense	539	425
Total operating expenses	2,742	3,082
Operating loss	(1,597)	(2,605)

Other income (expenses):
Interest expense	(397)	(63)
Other income/(expense)	12	(10)
Change in fair value of warrant liability	279	745
Total other income/(expense)	(106)	672
Net loss before income taxes	(1,703)	(1,933)
Provision for income taxes	(63)	-
Net loss	(1,766)	(1,933)
Dividends on preferred stock	(112)	(113)
Net loss attributable to common shareholders	$(1,878)	$(2,046)
Net loss per common share - basic and diluted
Net loss	$(0.03)	$(0.04)
Net loss attributable to common shareholders	$(0.03)	$(0.04)
Weighted average shares outstanding - basic and diluted	64,479	46,218

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(1,766)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	539	425
Amortization of debt discount	184	43
Stock-based compensation	72	103
Change in warrant liability	(279)	(745)
Deferred tax provision	63	-
Allowance for doubtful accounts	-	103
Warrant issued for services	20	-
Noncash interest added to promissory notes	24	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	(153)	680
Inventories	(54)	165
Prepaid expenses and other current assets	(15)	(51)
Other assets	19	-
Accounts payable	127	(342)
Deferred revenue	(256)	327
Accrued expenses	483	(84)
Other non-current liabilities	27	-
Net cash used in operating activities	(965)	(1,309)
Investing activities
Purchases of property and equipment	(57)	(29)
Net cash used in investing activities	(57)	(29)
Financing activities
Issuance of convertible preferred stock and warrants	-	90
Issuance of loans payable and warrants	-	1,148
Net cash provided by financing activities	-	1,238
Decrease in Cash and Cash Equivalents	(1,022)	(100)
Cash and Cash Equivalents, beginning of period	1,361	573
Cash and Cash Equivalents, end of period	$339	$473

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

All currency is rounded to the nearest thousand except share and per share amounts

NOTE 1: NATURE OF OPERATIONS AND GOING CONCERN UNCERTAINTY

Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Creative Realities, Inc. and its subsidiaries.

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed in the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying interim financial statements are unaudited, and reflect all adjustments that in the opinion of management, are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s 10-K filed with the SEC on April 4, 2016.

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

Going Concern Uncertainty

We have incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014. As of March 31, 2016, we had cash and cash equivalents of $339 and a working capital deficit of $(5,391). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the consolidated Company resulting from the completed merger and related restructuring actions will improve our sales, profit margin, scale and operating efficiencies.

The condensed consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of the above uncertainty.

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

The agreement and plan of merger and reorganization contemplates an ownership matter among the former ConeXus security holders involving an erroneously documented ownership situation related to its Belgian affiliate, with the resolution of such matter, including the reorganization of the Belgian affiliate, subject to the agreement of the Company. Effective February 8, 2016, the Company has extended the period from March 31, 2016 to June 30, 2016 for the ConeXus security holders to resolve such ownership matter, including the reorganization of the Belgian affiliate. The Company believes that the reorganization of the Belgian affiliate is not probable and as such no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the condensed consolidated financial statements for the three months ended March 31, 2016. The Belgian affiliate is not currently nor is it expected to be under the common control ownership or a variable interest entity of the Company as a result of this transaction. Notwithstanding the foregoing, Company is involved in discussions and the early stages of negotiations with the Belgian affiliate to pursue the potential acquisition of such affiliate in a separate transaction, independent of the ConeXus World Global, LLC Plan of Merger and Reorganization described herein.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Principles of Consolidation

The condensed consolidated financial statements include the accounts of Creative Realities, Inc., our wholly owned subsidiaries ConeXus World Global LLC, Creative Realities, LLC, Broadcast International, Inc., and Wireless Ronin Technologies Canada, Inc. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

2.  Foreign Currency

For the Company’s Canadian operations, the local currency has been determined to be the functional currency. The results of its non-U.S. dollar based operations are translated to U.S. dollars at the average exchange rates during the period. Assets and liabilities are translated at the rate of exchange prevailing on the balance sheet date. Equity is translated at the prevailing rate of exchange at the date of the equity transaction. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the condensed consolidated statements of operations. Translation adjustments, which are considered immaterial to date, have been recorded as general and administrative expenses in the condensed consolidated statements of operations.

3.  Revenue Recognition

We recognize revenue primarily from these sources:

●	Hardware: System hardware sales
●	Services and Other: Professional and implementation services
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

We enter into arrangements with customers that include a combination of software products, system hardware, maintenance and support, or installation and training services. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which we do not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which we do not have VSOE of fair value have been delivered. We have determined the VSOE of fair value for each of the Company’s products and services.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $658 and $429 for the three months ended March 31, 2016 and 2015, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $1,777 and $1,697 for the three months ended March 31, 2016 and 2015, respectively.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of March 31, 2016 and December 31, 2015, the Company had substantially all cash invested in commercial banks. The Company maintained it cash balances in banks located in New York, California and Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 3, we have entered into a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse. The majority of our receivables have been factored. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. There is an immaterial amount of reserve for doubtful accounts at March 31, 2016 and December 31, 2015.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $27 as of March 31, 2016 and December 31, 2015.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded during the three months ended March 31, 2016 and 2015.

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

 Depreciation expense was $69 and $61 for the three months ended March 31, 2016 and 2015, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. During the three months ended March 31, 2016, the Company capitalized approximately $41. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 36.7 and 20.5 million at March 31, 2016 and 2015, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the three months ended March 31, 2016 is after dividends on convertible preferred stock of $112 and for the three month ended March 31, 2015 is after dividends on convertible preferred stock of $79 and amortization of the beneficial conversion feature of $34.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of March 31, 2016 and December 31, 2015.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense to employees of $72 and $103 was charged to expense during the three months ended March 31, 2016 and 2015, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 5), which was updated at December 31, 2015. No impairment expense was charged to expense during the three months ended March 31, 2016 and 2015.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods of property and equipment, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Change in authorized shares

On May 13, 2016, the Company filed an Amended S-1 Registration Statement registering 20,268,956 shares of common stock. This will increase the outstanding shares to 84,493,816, once effective.

17. Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity's leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance, which is required to be adopted in the first quarter of 2019, will be applied on a modified retrospective basis beginning with the earliest period presented. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods thereafter. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on the consolidated financial statements.

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

18. Reclassifications

Certain reclassifications were made to the 2015 consolidated financial statements to conform to the 2016 presentation with no effect on net loss or shareholders’ equity.

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

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of ConeXus World Global LLC acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values. The preliminary allocation of the purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$1,187
Property and equipment	47
Goodwill	3,994
Other intangible assets	1,750
Other assets	13
Total assets	6,991

Current liabilities	1,657
Total liabilities	1,657

Estimated purchase price	$5,334

The estimated fair value of amortizable intangible assets of approximately $1.8 million is amortized on a straight-line basis over the weighted average estimated useful life. The preliminary purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

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

We incurred approximately $0.2 million of acquisition-related costs that were expensed during the year ended December 31, 2015. These costs are included in selling, general and administrative costs in our consolidated statements of operations. No such costs were incurred for the three-months ended March 31, 2016.

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

Three months ended
March 31,
2015
Supplemental pro forma combined results of operations:

Net sales	$2,181
Net loss	$(2,074)

The pro forma financial information includes amortization expense from the acquired assets and transaction costs assuming the merger occurred on January 1, 2015.

NOTE 4: FINANCING ARRANGEMENTS

Factoring Agreement

On October 15, 2015, Creative Realities, Inc., together with its subsidiary entities Creative Realities, LLC, ConeXus World Global, LLC, and Broadcast International, Inc., entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” will from time to time purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries will have sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement is equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remains unpaid by the account debtor. The base discount is subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied will provide advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied has the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement has an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company may terminate the Factoring Agreement at any time prior to the expiration of the initial term (or a renewal period) upon payment to Allied of an early termination fee equal to $37.5. The table below provides an analysis of the accounts receivables factored at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Accounts receivables assigned to factor	$929	$1,218
Advances from factor	(799)	(1,049)
Amounts due from factor	130	169
Unfactored accounts receivable	876	715
Total accounts receivable	$1,006	$884

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 12 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at March 31, 2016.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2015	$1,649	-	-	$1,649
Warrant liabilities at March 31, 2016	$1,390	-	-	$1,390

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2015				1,649
New warrant liabilities				20
Decrease in fair value of warrant liability				(279)
Ending warrant liability as of March 31, 2016				$1,390

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	March 31,	December 31,
	2016	2015
Finished goods	$59	$69
Work-in-process	77	13
Total inventories	$136	$82

	March 31,
	2016	2015
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$112	$113
Issuance of notes in exchange for accounts payable	$288	$-
Issuance of stock upon conversion of preferred stock	$100	$-

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from December 31, 2014 to March 31, 2016 are as follows:

Goodwill at December 31, 2014	$10,572
Net adjustment to WRT purchase accounting September 30, 2015	(212)
Merger with ConeXus (Note 2)	3,994
Goodwill at March 31, 2016 and December 31, 2015	$14,354

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,190	$1,844	$4,190	$1,598
Customer relationships	2,460	789	2,460	584
Trademarks and trade names	680	336	680	317

	7,330	$2,969	7,330	$2,499

Accumulated amortization	2,969		2,499
Net book value of amortizable intangible assets	$4,361		$4,831

For the three months March 31, 2016 and 2015, amortization of intangible assets charged to operations was $470 and $364, respectively.

The Company performed its annual goodwill impairment test at September 30, 2015 and determined there was no impairment of goodwill. This impaired test did not include ConeXus World Global, LLC as the acquisition did not occur until October 15, 2015. At year end, the Company updated its impairment analysis for goodwill and determined there was no impairment based on the projected future cash flows to be generated from the reporting unit. The Company’s market capitalization could fluctuate in the future. As a result, it will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, it will perform the required detailed analysis to determine if there is impairment.

NOTE 8: LOANS PAYABLE

The outstanding Convertible Promissory Notes with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Maturity Date	Warrants
12/28/2015	$150	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	4/15/2017	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	4/15/2017	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	4/15/2017	640,000	14% interest - 12% cash interest, 2% added to principal amount of debt
6/23/2015	119	4/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465	4/15/2017	762,295	14% cash interest
	$3,184		6,266,076
Debt discount	(725)
Additional principal	29
Total long term debt	$2,488

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

March 2016

In March 2016, in connection with the Company’s structured settlement program, we entered into 8.00% nonconvertible promissory notes with certain general unsecured creditors in the principal amount of $289 to settle an aggregate amount of $839 of accounts payable, accrued expenses and other liabilities. The principal of these nonconvertible promissory notes are recognized in loans payable and the remaining obligation continues to be recognized in accounts payable, accrued expenses and other liabilities, as applicable, in these condensed consolidated financial statements. If the Company defaults on these nonconvertible promissory notes, the original $839 of the unpaid liability amount, less any payments through the date of default, would be immediately due and payable.

Payments on the nonconvertible promissory notes are to be made as follows. Accrued and unpaid interest under the Promissory Note, in arrears, monthly from and after the date of the note through and including December 31, 2016 on the 15th of the month. Thereafter, near-equal payments of accrued but unpaid interest (in arrears) and principal on a monthly basis on the 15th of the month from January 2017 through and including December 2018. On December 31, 2018, any remaining accrued and unpaid interest and remaining principal will be due and payable.

In March 2016, in connection with the Company’s structured settlement program, we entered into agreements with certain convenience class and general unsecured creditors in the principal amount of $36 to settle obligations of $114, which is still recognized in accounts payable at March 31, 2016. Payments on the agreements are due in either three or four equal monthly payments. If the Company defaults on these agreements, the original unpaid liability amount of $122, less payments through the date of default, would be due and payable.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $335, which is included in accounts payable in the accompanying condensed consolidated balance sheets, initiated a breach-of-contract lawsuit against us in the Superior Court of New Jersey Law Division: Essex County. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company.

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

NOTE 11: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $18.1 million and foreign NOL carryforward is $5.2 million as of March 31, 2016. Based on the losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

For the three months ended March 31, 2016, we reported a deferred tax expense of $63 resulting from the goodwill on the acquisition of Wireless Ronin Technologies.  This goodwill has an indefinite life and does not constitute a source of future taxable income as governed by ASC 740-10-30-18.  As such, the deferred tax liability related to this indefinite lived asset cannot be used to offset deferred tax assets when determining the valuation allowance against deferred tax assets that are less likely than not to be realized in the future.

NOTE 12: CONVERTIBLE PREFERRED STOCK AND WARRANTS

January 2016

On January 15, 2016, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at the per share price of $0.28 (subject to adjustment) in exchange for services rendered related to the issuance of debt on December 28, 2015. The fair value of the warrants on the issuance date was $20. The warrants were recorded as a liability and a discount to the debt issued and will be amortized over the life of the debt.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at March 31, 2016.

Date	Expected Term at December 31, 2015	Risk Free Interest Rate at Date of Issuance	Volatility at at Date of Issuance	Stock Price at at Date of Issuance
Issued 8/20/2014	5.00	1.50%	96.00%	$0.63
Issued 2/13/2015	5.00	1.28%	100.00%	$0.34
Issued 5/22/2015	5.00	1.28%	107.58%	$0.29
Issued 10/15/2015	5.00	1.71%	58.48%	$0.22
Issued 10/26/2015	5.00	1.71%	60.47%	$0.21
Issued 12/21/2015	5.00	1.75%	58.48%	$0.21
Issued 12/28/2015	5.00	1.75%	58.48%	$0.16
Issued 1/15/2016	5.00	1.76%	58.48%	$0.17

	Expected Term at March 31, 2016	Risk Free Interest Rate at March 31, 2016	Volatility at March 31, 2016	Stock Price at March 31, 2016
	3.39-4.75	0.87-1.21%	56.67%	$0.23

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2016	6,165,786	0.33	4.04	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	250,000	0.28	4.80
Balance March 31, 2016	6,165,786	0.33	3.79	14,037,241	0.33	3.99

NOTE 13: STOCKHOLDERS’ EQUITY

During March 2016, the Company entered into agreements to issue 409,347 shares of its common stock in exchange for outstanding accounts payable of $163. On May 4, 2016, upon final approval of the agreements, the stock was issued. The Company recognized a gain on debt extinguishment of $78 on the date the stock was issued.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.45	7,658,536	9.13	$0.30	1,358,537	$0.30
$0.46 - $0.79	30,000	7.79	0.79	30,000	$0.79
$0.80 - $12.25	15,500	6.34	3.73	15,500	$3.73
	7,704,036	6.44	$0.27

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2015	7,898,578	$0.33
Granted	-	-
Exercised	-	-
Forfeited or expired	(194,542)	0.96
Balance, March 31, 2016	7,704,036	$0.31

The weighted average remaining contractual life for options exercisable is 9.12 years as of March 31, 2016.

NOTE 14: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved  700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees.  There are 7,338,536 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the three months ended March 31, 2016 and 2015 was as follows:

	March 31,
	2016	2015
Stock-based compensation costs included in:
Cost of sales	$-	$-
Sales and marketing expenses	19	2
General and administrative expenses	53	101
Total stock-based compensation expenses	$72	$103

At March 31, 2016, there was approximately $895 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.4 years and will be adjusted for any future changes in estimated forfeitures.

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

NOTE 15: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three months ended March 31, 2016 and 2015 were in the United States and Canada.

Major Customers

We had 2 and 3 customers that accounted for 44% and 53% of accounts receivable as of March 31, 2016 and December 31, 2015, respectively. In 2015, we were no longer doing business with our largest customer that accounted for 16% of 2015 sales. We do not believe the loss of this customer will have a material adverse effect on our business.

The Company had 4 and 3 customers that accounted for 63% and 58% of revenue for the three months and the year ended March 31, 2016 and December 31, 2015, respectively.

NOTE 16: SUBSEQUENT EVENTS

On April 14, 2016, the Company offered and sold to certain accredited investors, or “Investors,” secured promissory notes in the aggregate principal amount of $500,000 and five-year warrants to purchase up to 892,857 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a Securities Purchase Agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an Amended and Restated Security Agreement.

The secured promissory notes bear interest at the annual rate of 14% (12% payable in cash and 2% payable in the form of additional principal) with an initial maturity date of April 15, 2017, which may be extended at the sole discretion of the Investor to October 15, 2017. At any time prior to the maturity date, the Investors may convert the outstanding principal and accrued and unpaid interest into Creative Realities’ common stock at a conversion price currently equal to $0.28 per-share (subject to adjustment).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors, ” in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 4, 2016.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

Our consolidated comparisons include certain historical data, transaction entries, journal entries, and chart of account classifications that are not uniformly consistent across Creative Realities, Inc. and ConeXus World Global, LLC. As a result, certain assessments and qualitative descriptions related to our consolidated results cannot be compared directly, and may not fully or accurately reflect actual changes in the specific statement of operations line-item category or subcategory at this time.

For the three months ended March 31, 2015, the financial results of ConeXus is not included as the acquisition date was October 15, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Dollars” show the change in results, in dollars. The column entitled “%” show the change in percentages.

	For the three months ended
	March 31,		Change
	2016	2015	Dollars	%
Sales	$2,435	$2,126	$309	15%
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,290	1,649	(359)	-22%
Gross profit	1,145	477	668	140%
Sales and marketing expenses	240	326	(86)	-26%
Research and development expenses	246	231	15	6%
General and administrative expenses	1,717	2,100	(383)	-18%
Depreciation and amortization expense	539	425	114	27%
Total operating expenses	2,742	3,082	(340)	-11%
Operating loss	(1,597)	(2,605)	1,008	-39%
Other income (expenses):
Interest expense	(397)	(63)	(334)	530%
Other income/(expense)	12	(10)	22	-220%
Change in fair value of warrant liability	279	745	(466)	-63%
Total other expense	(106)	672	(778)	-116%
Net loss before income taxes	(1,703)	(1,933)	230	-12%
Provision for income taxes	(63)	-	(63)	100%
Net loss	$(1,766)	$(1,933)	$167	-9%

Sales

Sales increased by $309 or 15% in 2016 compared to 2015. This increase was primarily due to three factors. Beginning in approximately April 2015 the Company initiated a significant realignment and reorganization of the Company's sales account management, and business development personnel, which resulted in a significantly reduced sales pipeline, and a reduction in July - December customer sales generally. The Company also terminated a customer relationship in August, 2015 in connection with the same initiative, resulting in a reduction of sales for the quarter ended March 31, 2016 compared to the quarter ended March 31. 2015. These decreases were offset by $1.6 million of additional revenue from ConeXus, who we merged with on October 15, 2015.

Gross Profit

Gross profit margin on a percentage basis increased to 47% in 2016 from 22% in 2015, and increased by $668 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of the acquisition of ConeXus, the improved mix of higher margin services, a reduction of traditionally lower margin hardware sales as a percentage of total sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of its business realignment, integration and restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses decreased 26% to $240 in 2016 from $326 in 2015. The decrease is primarily due to a decrease in marketing and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $246 in 2016 compared to $231 in 2015. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms.

General and Administrative Expenses

Total general and administrative expenses decreased 18% or $(383) to $1,717 in 2016 from $2,100 in 2015. The decreases were primarily due to a decrease in facilities costs of $55 due to the closings of its offices in New York and Minnesota in the 3rd quarter of 2015 and a decrease in salary expense of $76.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 27% to $539 in 2016 from $425 in 2015 primarily due to the amortization of intangible assets acquired in the ConeXus merger transaction.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three months ended March 31, 2016. At March 31, 2016, we had cash and cash equivalents of $339 and a working capital deficit of $(5,391). Cash used in operating activities for the three months ended March 31, 2016 was $(965). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that, despite its losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of March 31, 2016, we had an accumulated deficit of $(16,380). The cash flow used in operating activities was $(965) and ($1,309) for the three month ended March 31, 2016 and 2015, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(1,766) and $(1,933) for the three months ended March 31, 2016 and 2015, respectively. Included in our net losses were non-cash charges consisting of depreciation, and amortization of warrants related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, stock-based compensation and changes in the allowance for doubtful accounts totaling $516 and $(71) for the three months ended March 31, 2016 and 2015, respectively.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 was $(57) compared to $(29) during 2015. The increase in cash used in investing activities is primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of March 31, 2016, nor do we anticipate any significant expenditures in 2016.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2016 was $0 compared to $1,238 in 2015.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2016.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA)

	For the three months ended
	March 31,		Change
	2016	2015	Dollars	%
Net loss before income taxes	(1,703)	(1,933)	230	-12%
Provision for income taxes	(63)	-	(63)	100%
Net loss	$(1,766)	$(1,933)	$167	-9%
Add back:
Provision for income taxes	63	-	63	100%
Interest expense	397	63	334	530%
Depreciation and amortization expense	539	425	114	27%
EBITDA	$(767)	$(1,445)	$678	-47%

EBITDA loss decreased by $678 or 47% for the three months ended March 31, 2016 compared to the same period in 2015, which includes a reduction in the Company’s operating loss, adjusted for depreciation and amortization, by $1,122 or 51%. These decreases are primarily the result of the ConeXus acquisition and the Company’s ongoing business realignment, integration and restructuring actions [or “Actions”] summarized below.

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

The EBITDA table and the following information is provided to permit investors and other stakeholders to more fully understand how management measures and evaluates our ongoing operating performance and progress towards achieving our objectives. We believe this information, the EBITDA table presented above, and the future reporting of such EBITDA financial measures in our quarterly Form 10-Q Reports are important in evaluating the cumulative progress and financial impacts of the realignment, integration and restructuring Actions summarized below; our operating performance on a consistent basis, independent from our consolidated GAAP financial results which contain a series of non-cash and other amounts and adjustments not directly applicable to the operating performance of our core business, and the effectiveness of our budgeting and planning processes, personnel and other investments, resource allocation and management, and other matters.

Background

We began the planning processes for the anticipated closing of the August 2014 Creative Realities merger transactions in June 2014, as addressed in the Company’s 10-K filed with the SEC on April 4, 2016, and for the anticipated closing of the ConeXus acquisition in August 2015. These planning processes have included reviews of some or all of our: existing client relationships and agreements; sales and account management practices; software, service and product pricing; portfolio of product and solution offerings; technology platforms; operating processes, practices and procedures; information systems; management reporting; leadership and management teams; personnel; contractors and vendors; facilities; and other matters. These reviews have resulted in our initiating the actions listed below.

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

Structured Settlements

In January 2016, in light of the Company’s outstanding accounts payable and accrued expense liabilities due to its unsecured historical creditors, and long-term contractual commitments due to other historical creditors, we initiated a comprehensive program to enter into negotiated settlements with all of our historical creditors. This comprehensive program broadly involves: (i) working with outside counsel to advise us in a comprehensive structured settlement program; (ii) engaging with a group of our largest historical unsecured creditors and certain other creditors to agree upon a set of structured settlement alternatives, and related payment plans, to propose to all of our historical creditors, and; (iii) engaging with all of our historical unsecured creditors to enter into structured settlement agreements consistent with the agreed upon alternatives.

While our objective is to enter into negotiated settlements with all of our historical creditors, we are still actively pursuing settlements with certain of our historical creditors. As of the date of this Report, we have entered into fully executed structured settlement agreements that, subject to the Company fulfilling its obligations under such agreements, will result in debt forgiveness of $1,220 by such historical creditors.

 Our cash and cash equivalents balances as of the date of this report and potential financing needs in 2016 reflect a number of factors, including: the completed and ongoing realignment, integration and restructuring actions noted herein, among others; a series of one-time transaction costs associated with the merger transactions described herein; our ongoing ability to continue to effectively manage and optimize our expenses, fixed cost base and working capital needs associated with funding and supporting several projects in a rapidly evolving industry; effectively managing and converting our sales pipeline to increase profitable nonrecurring and recurring revenue; and mitigate the risk and tendency for the timing of certain converted business opportunities to shift throughout the year and subsequently affect our forecasting and working capital needs.

Management believes that, despite its losses to date and while we can provide no assurance that our ongoing business realignment, integration and restructuring efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margins, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. We have certain payment plans and settlements in place with certain vendors. We expect that our future available capital resources will consist primarily of cash on hand, any cash generated from our business operations and future equity and/or debt financings or support, if any, to support our growth objectives, ongoing working capital needs, and 2016 business plan. Our capital requirements depend on many factors, including our ability to successfully address our short-term liquidity and capital resource needs, market and sell our products and services, develop new products and services and establish and leverage our strategic partnerships. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to market price. Public or private debt financing, if available, would likely involve restrictive covenants similar to or more restrictive than those contained in the Series A Convertible Preferred Stock Offering from February 2015. There can be no assurance we will successfully complete any future equity or debt financing.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of March 31, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Report on Internal Control Over Financial Reporting

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

Due to the Company’s acquisition in 2015 of ConeXus, the Company excluded this entity (representing 4% of total assets and 55% of total sales at March 31, 2016) from the scope of our assessment of the effectiveness of the internal controls over financial reporting of the Company.

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the three months ended March 31, 2016, internal control over financial reporting was not effective as of March 31, 2016 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately document cost estimates in support of revenue recognition under percentage of completion. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures during 2016 to address the foregoing material weaknesses, plans to expand the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company in 2016, and develop a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used and anticipates to continue using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.

On May 2, 2016, Eric Bertrand was appointed to the Board of Directors of Creative Realities, Inc.  Mr. Bertrand possesses voting and investment power over shares beneficially held by Lincoln Road Media Partners LLC, which is the holder of a convertible promissory note and warrant issued in a private placement transaction on April 14, 2016.  See note 16 to the Condensed Consolidated Financial Statements for additional information.  Mr. Bertrand was appointed to the board in connection with Lincoln Road Media’s investment in the convertible note and warrant.

EXHIBIT INDEX

Exhibit No.	Description

10.19	Warrant dated January 15, 2016, issued in favor of Robert Fisk (filed herewith)

10.20	Warrant dated January 15, 2016, issued in favor of James Allsopp (filed herewith)

10.21	Warrant dated January 15, 2016, issued in favor of Merriman Capital, Inc. (filed herewith)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a). (filed herewith)

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a). (filed herewith)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350. (furnished herewith)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350. (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2016.

Creative Realities, Inc.

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

