Form 10-Q
period 2016-06-30
CREATIVE REALITIES, INC.
filed 2016-08-22
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number 001-33169

Creative Realities, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13100 Magisterial Drive, Suite 100, Louisville, KY 40223

(Address of principal executive offices, including zip code)

(502) 791-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No

As of August 5, 2016, the registrant had 65,836,206 shares of common stock outstanding.

CREATIVE REALITIES, INC.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$373	$1,361
Accounts receivable, net	1,867	884
Unbilled receivables	142	81
Work-in-process and inventories	273	82
Prepaid expenses and other current assets	467	348
Total current assets	3,122	2,756
Property and equipment, net	851	892
Intangibles, net	3,892	4,831
Goodwill	14,989	14,354
Other assets	202	203
TOTAL ASSETS	$23,056	$23,036

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net of discount of $691 and $0, respectively	$3,936	$150
Accounts payable	3,468	3,601
Accrued expenses	2,126	2,318
Deferred revenues	1,704	1,213
Total current liabilities	11,234	7,282
Loans payable, net of discount of $0 and $909, respectively	-	2,280
Warrant liability	787	1,649
Deferred tax liabilities	478	358
Other liabilities	110	96
TOTAL LIABILITIES	12,609	11,665

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,667 and $5,495, respectively)	3,904	3,769

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 65,836 and 64,224 shares issued and outstanding, respectively	658	642
Additional paid-in capital	21,736	21,574
Accumulated deficit	(15,851)	(14,614)
Total shareholders' equity	6,543	7,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,056	$23,036

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Sales
Hardware	$1,022	$1,166	$1,680	$1,595
Services and other	2,007	1,536	3,784	3,233
Total sales	3,029	2,702	5,464	4,828

Cost of sales
Hardware	620	1,070	1,360	1,452
Services and other	692	965	1,242	2,239
Total cost of sales (exclusive of depreciation and amortization shown separately below)	1,312	2,035	2,602	3,691
Gross profit	1,717	667	2,862	1,137

Operating expenses:
Sales and marketing expenses	232	348	472	674
Research and development expenses	272	254	518	485
General and administrative expenses	1,472	1,825	3,189	3,918
Depreciation and amortization expense	536	432	1,075	857
Total operating expenses	2,512	2,859	5,454	5,934
Operating loss	(795)	(2,192)	(2,392)	(4,797)

Other income (expenses):
Interest expense	(404)	(164)	(801)	(227)
Other income/(expense)	(12)	67	-	812
Gain on settlement of debt	406	-	406	-
Change in fair value of warrant liability	756	1	1,035	(9)
Total other income/(expense)	746	(96)	640	576
Loss before income taxes	(49)	(2,288)	(1,752)	(4,221)
Benefit from income taxes	578	-	515	-
Net income/(loss)	529	(2,288)	(1,237)	(4,221)
Dividends on preferred stock	(112)	(82)	(224)	(160)
Net income/(loss) attributable to common shareholders	$417	$(2,370)	$(1,461)	$(4,381)
Net income/(loss) per common share
Basic earnings/(loss) per common share	$0.01	$(0.05)	$(0.02)	$(0.09)
Diluted earnings/(loss) per common share	$0.00	$(0.05)	$(0.02)	$(0.09)
Weighted average shares outstanding - basic	65,055	46,218	64,788	46,218
Weighted average shares outstanding - diluted	136,531	46,218	64,788	46,218

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(1,237)	$(4,221)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,073	857
Amortization of debt discount	432	185
Stock-based compensation	135	135
Change in warrant liability	(1,035)	(812)
Deferred tax provision	(515)	-
Provision doubtful accounts	43	14
Warrant issued for services	20	-
Noncash interest added to promissory notes	60	-
Gain on settlement of debt	(406)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	(1,087)	1,362
Inventories	(191)	143
Prepaid expenses and other current assets	(119)	87
Other assets	1	(16)
Accounts payable	561	(279)
Deferred revenue	491	234
Accrued expenses	(72)	373
Other non-current liabilities	14	-
Net cash used in operating activities	(1,832)	(1,938)
Investing activities
Purchases of property and equipment	(93)	(235)
Net cash used in investing activities	(93)	(235)
Financing activities
Issuance of convertible preferred stock and warrants	153	440
Issuance of loans payable and warrants, net of discount	636	1,656
Issuance of common stock	178	-
Payments on promissory notes	(30)	(2)
Net cash provided by financing activities	937	2,094
Decrease in Cash and Cash Equivalents	(988)	(79)
Cash and Cash Equivalents, beginning of period	1,361	573
Cash and Cash Equivalents, end of period	373	494

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed in the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying interim financial statements are unaudited, and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s 10-K filed with the SEC on April 4, 2016.

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

Going Concern Uncertainty

We have incurred net losses and negative cash flows from operating activities for the three and six months ended June 30, 2016 and the years ended December 31, 2015 and 2014. As of June 30, 2016, we had cash and cash equivalents of $373 and a working capital deficit of $(8,112). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that despite our losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the consolidated Company resulting from the completed acquisition of ConeXus World Global, LLC and our restructuring actions will improve our sales, profit margin, scale and operating efficiencies. Additionally, the Company entered into a Loan and Security Agreement on August 17, 2016, pursuant to which it has obtained financing, see Note 17: Subsequent Events.

The condensed consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of the above uncertainty.

Acquisitions

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC pursuant to an Agreement and Plan of Merger and Reorganization for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt. As a result of the merger transaction, ConeXus World Global, LLC is now our wholly owned operating subsidiary. The merger was completed by the filing of articles of merger with the Kentucky Secretary of State.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this Quarterly Report on Form 10-Q, this restructuring has not occurred and the Company has postponed indefinitely any decision regarding the Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the condensed consolidated financial statements.

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

We enter into arrangements with customers that could include a combination of software products, system hardware, maintenance and support, or installation and training services. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which we do not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which we do not have VSOE of fair value have been delivered. We have determined the VSOE of fair value for each of the Company’s products and services.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $1,022 and $1,166 for the three months ended June 30, 2016 and 2015, respectively, and $1,680 and $1,595 for the six months ended June 30, 2016 and 2015, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $2,007 and $1,536 for the three months ended June 30, 2016 and 2015, respectively, and $3,784 and $3,233 for the six months ended June 30, 2016 and 2015, respectively.

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

These services are bid either on a fixed-fee basis, time-and-materials basis or both. For time-and-materials contracts, we recognize revenue as services are performed. For fixed-fee contracts, we recognize revenue upon completion of specific contractual milestones, or by using the percentage-of-completion method.

Software design and development services

Software design and development services includes revenue from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients recognized on the percentage-of-completion method. The percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project, or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Selling, general and administrative costs are charged to expense as incurred. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

4. Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of June 30, 2016 and December 31, 2015, the Company had substantially all cash invested in commercial banks. The Company maintained it cash balances in banks located in New York, California and Canada. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 4, we have entered into a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse. Certain of our receivables have been factored. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. There is an immaterial amount of reserve for doubtful accounts at June 30. 2016 and December 31, 2015. See Note 17: Subsequent Events regarding the termination of the factoring agreement.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $28 as of June 30, 2016 and December 31, 2015.

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

FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a Black-Scholes model, which approximates a binomial model due to probability factors used to determine the fair value. The calculation of this liability is based on Level 3 inputs. See Notes 5 and 13 for further discussion on the valuation of warrant liabilities.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined as the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded during the six months ended June 30, 2016 and 2015.

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

Depreciation and amortization expense was $66 and $58 for the three months ended June 30, 2016 and 2015 and $134 and $119 for the six months ended June 30, 2016 and 2015, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. The Company capitalized approximately $35 and $157 for the three months ended June 30, 2016 and 2015 and approximately $76 and $222 for the six months ended June 30, 2016 and 2015, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net income per common share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 29.8 and 20.0 million at June 30, 2016 and 2015, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes as their effect was antidilutive due to our net loss. Net income attributable to common shareholders for the three months ended June 30, 2016 is after dividends on convertible preferred stock of $112. Net loss attributable to common shareholders for the six months ended June 30, 2016 is after dividends on convertible preferred stock of $224 and for the three and six months ended June 30, 2015 is after dividends on convertible preferred stock of $82 and $160, and amortization of the beneficial conversion feature of $34.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations. We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. We had no uncertain tax positions as of June 30, 2016 and December 31, 2015.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense to employees of $63 and $32 was charged to expense during the three months ended June 30, 2016 and 2015 and $135 for the each of the six months ended June 30, 2016 and 2015, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 7), which was updated at December 31, 2015. No impairment expense was charged to expense during the three and six months ended June 30, 2016 and 2015.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are: the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and depreciation methods for property and equipment, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, “Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing”, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, “Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients,” which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017 including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, which states management should evaluate whether there are conditions or events, considered in the aggregate, that raise a substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  Management’s evaluation should be based on relevant conditions and events that are known and likely to occur at the date that the financial statements are issued.  The standard update will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, however, early application is permitted.  The Company is evaluating the effect that ASU 2014-15 will have on its consolidated financial statements and related disclosures, but does not anticipate a material impact.

17. Reclassifications

Certain reclassifications were made to the 2015 consolidated financial statements to conform to the 2016 presentation with no effect on net loss or shareholders’ equity.

NOTE 3: ACQUISITIONS

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt and a warrant to purchase 267,857 shares of common stock.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this report, this reorganization has not occurred and the Company has postponed indefinitely any decision regarding the Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the condensed consolidated financial statements.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 13, 2016, we disclosed the preliminary estimate of the consideration transferred to effect the merger. The following is the consideration actually transferred to effect the merger:

Issuance of common shares to ConeXus shareholders	$3,520
Issuance of preferred shares to ConeXus shareholders	1,664
Issuance of convertible promissory note with warrants	150
Total consideration	$5,334

The fair value of the warrants is based on the Black-Scholes valuation model, using the CRI, Inc. share price on the merger date as an input.

The following assumptions were applied in determining the grant date fair value of the (for accounting purposes only) warrant award:

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

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of ConeXus World Global LLC acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date. The fair value of goodwill and other liabilities was updated to reflect a measurement period adjustment. A tax benefit of $635 was recognized for the three and six months ended June 30, 2016 on the Company’s condensed consolidated statement of operations and would have been recorded for the year ended December 31, 2015 if the adjustment to the provisional amounts had been recognized as of the acquisition date.  See Note 12: Income Taxes. We believe that the information provides a reasonable basis for estimating the fair values. The purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$1,187
Property and equipment	47
Goodwill	4,629
Identified intangible assets	1,750
Other assets	13
Total assets	7,626

Current liabilities	1,657
Deferred tax liabilities	635
Total liabilities	2,292

Total allocated purchase price	$5,334

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

We incurred approximately $0.2 million of acquisition-related costs that were expensed during the year ended December 31, 2015. These costs are included in selling, general and administrative costs in our condensed consolidated statements of operations. No such costs were incurred for the three-and six months ended June 30, 2016.

The following unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions of ConeXus (discussed above) occurred on the first day of the earliest period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

The pro forma financial information includes amortization expense from the acquired assets and transaction costs assuming the merger occurred on January 1, 2015.

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2015	2015
Supplemental pro forma combined results of operations:

Net sales	$3,634	$7,130
Net loss	$(2,702)	$(4,663)

NOTE 4: FINANCING ARRANGEMENTS

Factoring Agreement

On October 15, 2015, we entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” may purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries will have sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement is equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remains unpaid by the account debtor. The base discount is subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied will provide advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied has the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement has an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company may terminate the Factoring Agreement at any time prior to the expiration of the initial term (or a renewal period) upon payment to Allied of an early termination fee equal to $37.5. The table below provides an analysis of the accounts receivables factored at June 30, 2016 and December 31, 2015. See Note 17: Subsequent Events regarding the termination of the Factoring Agreement.

	June 30,	December 31,
	2016	2015
Accounts receivables assigned to factor	$1,053	$1,218
Advances from factor	(907)	(1,049)
Amounts due from factor	146	169
Unfactored accounts receivable	1,721	715
Total accounts receivable	$1,867	$884

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 13 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and during the six month period ending June 30, 2016.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2015	$1,649	-	-	$1,649
Warrant liabilities at June 30, 2016	$787	-	-	$787

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2015				$1,649
New warrant liabilities				173
Decrease in fair value of warrant liability				(1,035)
Ending warrant liability as of June 30, 2016				$787

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	June 30, 2016	December 31, 2015

Finished goods	$55	$69
Work-in-process	218	13
Total inventories	$273	$82

	Six Months Ended
	June 30,
	2016	2015
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$224	$274
Issuance of notes in exchange for accounts payable	$288	$-
Issuance of stock upon conversion of preferred stock	$100	$-

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from December 31, 2015 to June 31, 2016 are as follows:

Goodwill at December 31, 2015	14,354
Adjustment to ConeXus purchase accounting (see Note 12: Income Taxes)	635
Goodwill at June 30, 2016	14,989

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	4,190	2,089	4,190	1,598
Customer relationships	2,460	994	2,460	584
Trademarks and trade names	680	355	680	317
	7,330	3,438	7,330	2,499

Accumulated amortization	3,438		2,499
Net book value of amortizable intangible assets	3,892		4,831

For the three months ended June 30, 2016 and 2015, amortization of intangible assets charged to operations was $470 and $364, and for the six months ended June 30, 2016 and 2015 amortization of intangible assets charged to operations was $939 and $729, respectively.

The Company performed its annual goodwill impairment test at September 30, 2015 and determined there was no impairment of goodwill. This impaired test did not include ConeXus World Global, LLC as the acquisition did not occur until October 15, 2015. At year end, the Company updated its impairment analysis for goodwill and determined there was no impairment based on the projected future cash flows to be generated from the reporting unit. The Company’s market capitalization could fluctuate in the future. As a result, the Company will continue to treat this data as an indicator of possible impairment if its market capitalization falls below its book value. If this situation occurs, the Company will perform the required detailed analysis to determine if there is impairment.

NOTE 8: LOANS PAYABLE

The outstanding Promissory Notes with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Maturity Date	Warrants	`
6/29/2016	$50	4/15/2017	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	4/15/2017	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	4/15/2017	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	4/15/2017	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	4/26/2017	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	4/15/2017	640,000	14% interest - 12% cash interest, 2% added to principal amount of debt
6/23/2015	119	4/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465	4/15/2017	762,295	14% cash interest
	$4,184		8,051,791
Debt discount	(691)
Unpaid interest	120
Additional principal	65
Nonconvertible promissory notes issued in exchange for accounts payable, less cash payments made	258
Total convertible promissory notes	$3,936

On June 29, 2016, we offered and sold to an accredited investor a secured convertible promissory note in the principal amount of $50,000 and five-year warrants to purchase up to 89,286 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. The fair value of the warrants on the issuance date was $6. See Note 13, for the Black Scholes inputs used to calculate the fair value of the warrants.

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short-term notes totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and five-year warrants to purchase up to 803,572 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. This exchange is accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57. See Note 13, for the Black Scholes inputs used to calculate the fair value of the warrants.

On or about May 3, 2016, we offered and sold to an accredited investor a secured convertible promissory note in the principal amount of $500,000 and five-year warrants to purchase up to 892,857 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the offer and sale of the above-described secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $89. See Note 13, for the Black Scholes inputs used to calculate the fair value of the warrants.

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

The Company and the investors entered into registration rights agreements requiring Creative Realities to register, under the Securities Act of 1933, the resale of the shares of common stock issuable upon conversion of the secured notes and upon exercise of the warrants. The Company filed a registration statement on Form S-1/A on May 13, 2016 registering 23,272,184 shares of common stock and that registration statement became effective on June 1, 2016.

NOTE 9: STRUCTURED SETTLEMENT PROGRAM

In June 2016, the Company settled debt of $614 for $123 cash payment and the issuance of 409,347 shares of the Company’s restricted common stock, fair value at conversion date of $85, and recognized a gain on debt restructuring of $406. In conjunction with this debt settlement, an additional 809,842 shares of restricted common stock were issued to investors for cash to facilitate the settlement of $366 of the $614 debt.

In March 2016, the Company entered into 8.00% nonconvertible promissory notes with certain general unsecured creditors in the principal amount of $288 to settle an aggregate amount of $839 of accounts payable, accrued expenses and other liabilities. The principal of these nonconvertible promissory notes are recognized in loans payable on the condensed consolidated balance sheet. The remainder of the obligation continues to be recognized in accounts payable, accrued expenses and other liabilities, as applicable, in these condensed consolidated financial statements. If the Company defaults on these nonconvertible promissory notes, the original $839 of the unpaid liability amount less any payments through the date of default, would be immediately due and payable.

Payments on the nonconvertible promissory notes are to be made as follows: Accrued and unpaid interest under the Promissory Note, in arrears, monthly from and after the date of the note through and including December 31, 2016 on the 15th of the month, thereafter, near-equal payments of accrued but unpaid interest (in arrears) and principal on a monthly basis on the 15th of the month from January 2017 through and including December 2018, on December 31, 2018, any remaining accrued and unpaid interest and remaining principal will be due and payable.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: RELATED PARTY TRANSACTIONS

In December 2015, in connection with the offer and sale of the December 28, 2015 secured convertible promissory notes, the Company issued to related party investors five-year warrants to purchase up to 1,750,000 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment) in consideration of additional covenants and facilitating the financing. The note matures on April 15, 2017.

In connection with the ConeXus acquisition in October 2015, the Company entered into a Securities Purchase Agreement with our CEO under which it offered and sold a secured $150 - 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of the Company’s common stock at a per-share price of $0.28. The note matures on April 15, 2017.

In July 2015, the Company obtained two 1% demand promissory notes in the amounts of $100 and $50 from related party investors.  The Company obtained cash of $300 from these related parties and converted the demand promissory notes to convertible promissory notes on June 13, 2016 of $200 and $250, with five year warrants immediately exercisable to purchase up to 357,143 and 446,429, respectively, at a per share price of $0.28. The secured promissory notes include accrued interest from July 2015 to June 13, 2016 at 14% on original principle amounts of $12 and $6, respectively. The notes mature on April 15, 2017.

In May 2015, the Company entered into a Securities Purchase Agreement with a related party investor under which it offered and sold a secured $465 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.30. On June 23, 2015, this secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change was accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

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

NOTE 12: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $18.6 million and foreign NOL carryforward is $5.9 million as of June 30, 2016. Based on the losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

For the three months and the six months ended June 30, 2016, we reported a deferred tax benefit of $579 and $515, respectively. The tax benefit is primarily attributable to a measurement period adjustment for a reduction of the valuation allowance in the amount of the deferred tax liability booked for amortizable intangible assets in connection with the acquisition of ConeXus as governed by ASC 805.  This reduction of the valuation allowance also resulted in an increase in goodwill of ConeXus in the amount of $635.

The net deferred liability at June 30, 2016 of $478 represents the liability relating to indefinite lived assets which is not more likely than not to be offset by the company’s deferred tax assets.

NOTE 13: CONVERTIBLE PREFERRED STOCK AND WARRANTS

On June 29, 2016, the Company issued a warrant to purchase 89,286 shares of common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 8, Loans Payable.

On June 13, 2016, the Company issued a warrant to purchase 803,572 shares of common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 8, Loans Payable.

On May 3, 2016, the Company issued a warrant to purchase 892,857 shares common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 8, Loans Payable.

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

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at June 30, 2016.

Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
Issued 8/20/2014	5.00	1.50%	96.00%	$0.63
Issued 2/13/2015	5.00	1.28%	100.00%	$0.34
Issued 5/22/2015	5.00	1.28%	107.58%	$0.29
Issued 10/15/2015	5.00	1.71%	58.48%	$0.22
Issued 10/26/2015	5.00	1.71%	60.47%	$0.21
Issued 12/21/2015	5.00	1.75%	58.48%	$0.21
Issued 12/28/2015	5.00	1.75%	58.48%	$0.16
Issued 1/15/2016	5.00	1.76%	58.48%	$0.17
Issued 5/3/2016	5.00	1.25%	51.15%	$0.21
Issued 6/13/2016	5.00	1.14%	51.12%	$0.17
Issued 6/29/2016	5.00	1.01%	48.84%	$0.17

Expected Term at June 30, 2016	Risk Free Interest Rate at June 30, 2016	Volatility at June 30, 2016	Stock Price at June 30, 2016
3.14-5.00	1.01%	48.84%	$0.17

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)		Weighted	Warrants (Liability)		Weighted
	Amount	Weighted Average Exercise Price	Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2016	6,165,786	3.64	3.85	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	250,000	0.28	4.55
Warrants issued with promissory notes	-	-	-	1,785,715	0.28	4.90
Balance June 30, 2016	6,165,786	3.64	3.35	15,822,956	0.32	3.88

NOTE 14: STOCKHOLDERS’ EQUITY

In June 2016, in conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors.

On May 4, 2016, 409,347 shares of the Company’s common stock were issued to certain creditors of the Company in settlement of outstanding accounts payable aggregating $163, pursuant to for agreements entered into with such creditors in March 2016. The Company recognized a gain on debt extinguishment of $78 on the date the stock was issued.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,858,536	8.91	$0.30	1,358,537	$0.48
$0.66 - $0.79	30,000	7.55	0.79	30,000	$0.79
$0.80 - $12.25	15,500	6.09	3.73	15,500	$3.73
	7,904,036	8.52	$0.31

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2015	7,898,578	$0.33
Granted	300,000	0.19
Exercised	-	-
Forfeited or expired	(294,542)	0.70
Balance, June 30, 2016	7,904,036	$0.31

On May 25, 2016, the Company granted 10 year options to purchase 300,000 shares of its common stock to an employee. The options vest over 4 years and have an exercise price of $0.19. The fair value of the options on the grant date was $0.12 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.24%
Expected term	6.25 years
Expected price volatility	51.12%
Dividend yield	-

The weighted average remaining contractual life for options exercisable is 8.52 years as of June 30, 2016.

NOTE 15: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. There are 7,538,536 options outstanding under the 2014 Stock Incentive Plan. The Company has issued 148,181 options in excess of the reserved shares as of the date of this report. As a result, the Company may amend the 2014 Stock Incentive Plan to increase the number of shares reserved for purchase by the Company employees, subject to shareholder approval, or may seek to exchange some of the options intended to be granted under the 2014 plan for new options issued under a future plan. The related compensation expense for these excess options will be recognized at such time shareholder approval is obtained.

Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation costs included in:
Sales and marketing expenses	17	2	36	3
General and administrative expenses	46	30	99	132
Total stock-based compensation expenses	$63	$32	$135	$135

At June 30, 2016, there was approximately $920 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.3 years and will be adjusted for any future changes in estimated forfeitures.

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

On October 15, 2015, our CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and six months ended June 30, 2016 and 2015 were in the United States and Canada.

Major Customers

We had 3 customers that in the aggregate accounted for 63% and 53% of accounts receivable as of June 30, 2016 and December 31, 2015, respectively. In 2015, we were no longer doing business with our largest customer that accounted for 16% of 2015 sales. We do not believe the loss of this customer will have a material adverse effect on our business.

The Company had 3 customers that in the aggregate accounted for 57% and 47% of revenue for the three months and the six months ended June 30, 2016, respectively.

NOTE 17: SUBSEQUENT EVENTS

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party, under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). In connection with the loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock. The proceeds from the loan will be used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof, and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending.

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

Critical Accounting Policies and Estimates

The Company's significant accounting policies are described in Note 2 of the Company’s condensed consolidated financial statements included elsewhere in this filing. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

For the three months ended June 30, 2015, the financial results of ConeXus are not included as the acquisition date was October 15, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the three months ended
	June 30,		Change
	2016	2015	Dollars	%
Sales	$3,029	$2,702	$327	12%
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,312	2,035	(723)	-36%
Gross profit	1,717	667	1,050	157%
Sales and marketing expenses	232	348	(116)	-33%
Research and development expenses	272	254	18	7%
General and administrative expenses	1,472	1,825	(353)	-19%
Depreciation and amortization expense	536	432	104	24%
Total operating expenses	2,512	2,859	(347)	-12%
Operating loss	(795)	(2,192)	1,397	-64%
Other income (expenses):
Interest expense	(404)	(164)	(240)	146%
Other income/(expense)	(12)	67	(79)	-118%
Gain on settlement debt	406	-	406	NM
Change in fair value of warrant liability	756	1	755	NM %
Total other expense	746	(96)	842	NM
Net loss before income taxes	(49)	(2,288)	2,239	-98%
Provision for income taxes	578	-	578	100%
Net loss	$529	$(2,288)	$2,817	-123%

NM – not meaningful

Sales

Sales increased by $327 or 12% in 2016 compared to 2015. This increase was primarily due to $1.7 million of additional revenue from ConeXus, which we merged with on October 15, 2015. This increase was offset by the Company’s significant realignment and reorganization of its sales, account management, and business development personnel, which resulted in a significantly reduced sales pipeline, and a reduction in customer sales generally. The Company also terminated a customer relationship in August 2015 in connection with the same initiative, resulting in a reduction of sales for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Gross Profit

Gross profit margin on a percentage basis increased to 57% in 2016 from 25% in 2015, and increased by $1,050 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of our acquisition of ConeXus, the improved mix of higher margin services, a reduction of traditionally lower margin hardware sales as a percentage of total sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of our business realignment, integration and restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses decreased 33% to $232 in 2016 from $348 in 2015. The decrease is primarily due to a decrease in marketing and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $272 in 2016 compared to $254 in 2015. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms.

General and Administrative Expenses

Total general and administrative expenses decreased 19% or $(353) to $1,472 in 2016 from $1,825 in 2015. The decreases were primarily due to a decrease in facilities costs of $59 due to the closings of its offices in New York and Minnesota in the third quarter of 2015 and a decrease in salary expense of $190, primarily due to severance to a former executive of $464 recorded in the second quarter 2015, offset by the addition of the Conexus payroll. These decreases were offset by increases in professional fees of $72 and increased travel of $63.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 24% to $536 in 2016 from $432 in 2015 primarily due to the amortization of intangible assets acquired in the ConeXus merger transaction.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

For the six months ended June 30, 2015, the financial results of ConeXus are not included as the acquisition date was October 15, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented

●	The columns entitled “Change - Dollars” and “Change - % ” show the change in results, both in dollars and percentages. For example when net sales increase from one period to the next that change is shown as a positive. When net sales decrease from one period to the next, that change is shown as a negative in both columns.

	For the six months ended
	June 30,		Change
	2016	2015	Dollars	%
Sales	$5,464	$4,828	$636	13%
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,602	3,691	(1,089)	-30%
Gross profit	2,862	1,137	1,725	152%
Sales and marketing expenses	472	674	(202)	-30%
Research and development expenses	518	485	33	7%
General and administrative expenses	3,189	3,918	(729)	-19%
Depreciation and amortization expense	1,075	857	218	25%
Total operating expenses	5,254	5,934	(680)	-11%
Operating loss	(2,392)	(4,797)	2,405	-50%
Other income (expenses):
Interest expense	(801)	(227)	(574)	253%
Other income/(expense)	-	812	(812)	-100%
Gain on settlement of debt	406	-	406	100%
Change in fair value of warrant liability	1,035	(9)	1,044	NM
Total other expense	640	576	64	11%
Net loss before income taxes	(1,752)	(4,221)	2,469	-58%
Provision for income taxes	515	-	515	100%
Net loss	$(1,237)	$(4,221)	$2,984	-71%

NM – not meaningful

Sales

Sales increased by $636 or 13% in 2016 compared to 2015. This increase was primarily due to $3.1 million of additional revenue from ConeXus, which we merged with on October 15, 2015. This increase was offset by the Company’s significant realignment and reorganization of its sales, account management, and business development personnel, which resulted in a significantly reduced sales pipeline, and a reduction customer sales generally. The Company also terminated a customer relationship in August 2015 in connection with the same initiative.

Gross Profit

Gross profit margin on a percentage basis increased to 52% in 2016 from 24% in 2015, and increased by $1,725 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of our acquisition of ConeXus, the improved mix of higher margin services, a reduction of traditionally lower margin hardware sales as a percentage of total sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of our business realignment, integration and restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses decreased 30% to $472 in 2016 from $674 in 2015. The decrease is primarily due to a decrease in marketing and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $518 in 2016 compared to $485 in 2015. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms.

General and Administrative Expenses

Total general and administrative expenses decreased 19% or $(729) to $3,189 in 2016 from $3,918 in 2015. The decreases were primarily due to a decrease in payroll of $476 as the company recorded severance to a former executive of $464 in the second quarter 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 25% to $1,075 in 2016 from $857 in 2015 primarily due to the amortization of intangible assets acquired in the ConeXus merger transaction.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three and six months ended June 30, 2016. At June 30, 2016, we had cash and cash equivalents of $373 and a working capital deficit of $(8,112). Cash used in operating activities for the six months ended June 30, 2016 was $(1,832). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that, despite our losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. Additionally, the Company has entered into a Loan and Security Agreement to raise additional financing (see Note 17: Subsequent Events).

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of June 30, 2016, we had an accumulated deficit of $(15,851). The cash flow used in operating activities was $(1,832) and ($1,938) for the six months ended June 30, 2016 and 2015, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(1,237) and $(4,221) for the six months ended June 30, 2016 and 2015, respectively. Included in our net losses were non-cash charges totaling $193 and $379 for the six months ended June 30, 2016 and 2015, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was $(93) compared to $(235) during 2015. The increase in cash used in investing activities is primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of June 30. 2016, nor do we anticipate any significant expenditures in 2016.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $937 compared to $2,094 in 2015. The decrease was primarily related to less loans payable.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2016.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of June 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Due to the Company’s acquisition in 2015 of ConeXus, the Company excluded this entity (representing 9% of total assets and 58% of total sales at June 30, 2016) from the scope of our assessment of the effectiveness of the internal controls over financial reporting of the Company.

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the six months ended June 30, 2016, internal control over financial reporting was not effective as of June 30, 2016 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately document cost estimates in support of revenue recognition under percentage of completion. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On May 2, 2016, Eric J. Bertrand was appointed to the Board of Directors of Creative Realities, Inc.  Mr. Bertrand possesses voting and investment power over shares beneficially held by Lincoln Road Media Partners LLC, which is the holder of a convertible promissory note and warrant issued in a private placement transaction on April 14, 2016.  See Note 8 to the Condensed Consolidated Financial Statements for additional information.  Mr. Bertrand was appointed to the board in connection with Lincoln Road Media’s investment in the convertible note and warrant.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a shareholder and affiliate of the Company, under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017. We may extend the term of the loan for one additional year, so long as we are not then in default and we deliver additional warrants to the lender. In connection with the loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock. The proceeds from the loan will be used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof, and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 22, 2016	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

EXHIBITS INDEX

Exhibit No.	Description

10.1	Secured Convertible Promissory Note issued on each of May 3, 2016, June 13, 2016 and June 16 [29], 2016 (for use in connection with Form of Securities Purchase Agreements of the same dates) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.2	Form of Warrant issued on each of May 3,2016, June 13, 2016 and June 16 [29], 2016 (for use in connection with Form of Securities Purchase Agreements of the same dates) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.3	Form of Securities Purchase Agreement dated as of May 3, 2016, June 13, 2016 and June 16 [29], 2016 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

