Form 10-Q
period 2016-09-30
CREATIVE REALITIES, INC.
filed 2016-11-21
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☒

As of November 5, 2016, the registrant had 66,232,284 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$976	$1,361
Accounts receivable, net of allowance of $44 and $0, respectively	1,682	884
Unbilled receivables	398	81
Work-in-process and inventories	588	82
Prepaid expenses and other current assets	200	348
Total current assets	3,844	2,756
Property and equipment, net	874	892
Intangibles, net	2,357	4,831
Goodwill	14,989	14,354
Other assets	191	203
TOTAL ASSETS	$22,255	$23,036

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net of discount of $757 and $0, respectively	$6,632	$150
Accounts payable	3,093	3,601
Accrued expenses	1,388	2,318
Deferred revenues	799	1,213
Customer deposits	238	-
Dividends payable	114	-
Total current liabilities	12,264	7,282
Loans payable, net of discount of $0 and $909, respectively	-	2,280
Warrant liability	1,581	1,649
Deferred tax liabilities	539	358
Other liabilities	115	96
TOTAL LIABILITIES	14,499	11,665

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,706 and $5,495, respectively)	3,829	3,769

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 66,132 and 64,224 shares issued and outstanding, respectively	661	642
Additional paid-in capital	21,763	21,574
Accumulated deficit	(18,497)	(14,614)
Total shareholders' equity	3,927	7,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,255	$23,036

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Sales
Hardware	$856	$962	$2,536	$2,557
Services and other	1,852	2,407	5,636	5,640
Total sales	2,708	3,369	8,172	8,197
Cost of sales
Hardware	785	861	2,144	2,313
Services and other	602	997	1,844	3,236
Total cost of sales (exclusive of depreciation and amortization shown below)	1,387	1,858	3,988	5,549
Gross profit	1,321	1,511	4,184	2,648

Operating expenses:
Sales and marketing expenses	280	247	753	921
Research and development expenses	218	25	736	510
General and administrative expenses	1,562	1,479	4,751	5,397
Depreciation and amortization expense	540	439	1,614	1,296
Loss on lease termination	-	638	-	638
Impairment loss on intangible assets	1,065	-	1,065	-
Total operating expenses	3,665	2,828	8,919	8,762
Operating loss	(2,344)	(1,317)	(4,735)	(6,114)

Other income (expenses):
Interest expense	(494)	(302)	(1,296)	(529)
Change in fair value of warrant liability	(433)	(15)	602	797
Gain on settlement of debt	547	-	953	-
Other income/(expense)	140	(60)	140	(69)
Total other income/(expense)	(240)	(377)	399	199
Loss before income taxes	(2,584)	(1,694)	(4,336)	(5,915)
(Provision)/benefit from income taxes	(62)	-	453	-
Net loss from operations	(2,646)	(1,694)	(3,883)	(5,915)
Dividends on preferred stock	(114)	(81)	(339)	(277)
Net loss attributable to common shareholders	$(2,760)	$(1,775)	$(4,222)	$(6,192)
Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.06)	$(0.13)
Weighted average shares outstanding - basic and diluted	66,001	46,218	65,179	46,218

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(3,883)	$(5,915)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,741	1,296
Amortization of debt discount	739	411
Stock-based compensation	204	174
Change in warrant liability	(602)	(797)
Deferred tax provision	(454)	-
Provision for doubtful accounts	44	104
Write-off of leasehold improvements	-	227
Warrant issued for services	20	-
Noncash interest added to promissory notes	80	-
Impairment of intangible assets	1,065	-
Gain on debt settlement	(953)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	(1,159)	1,586
Inventories	(506)	490
Prepaid expenses and other current assets	148	138
Other assets	12	66
Accounts payable	733	(338)
Deferred revenue	(414)	(388)
Accrued expenses	(810)	993
Other non-current liabilities	257	-
Net cash used in operating activities	(3,738)	(1,953)
Investing activities
Purchases of property and equipment	(314)	(585)
Net cash used in investing activities	(314)	(585)
Financing activities
Issuance of convertible preferred stock and warrants	514	1,299
Debt issuance costs	-	(16)
Issuance of loans payable and warrants, net of discount	3,263	946
Issuance of common stock	178	-
Payments on promissory notes	(288)	-
Net cash provided by financing activities	3,667	2,229
Decrease in Cash and Cash Equivalents	(385)	(309)
Cash and Cash Equivalents, beginning of period	1,361	573
Cash and Cash Equivalents, end of period	976	264

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

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed in the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying interim financial statements are unaudited, and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s 10-K filed with the SEC on April 4, 2016.

Nature of the Company’s Business

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools.

Going Concern Uncertainty

We have incurred net losses and negative cash flows from operating activities for the three and nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014. As of September 30, 2016, we had cash and cash equivalents of $976 and a working capital deficit of $(8,420). These factors raise substantial doubt about our ability to continue as a going concern. Management believes that despite our losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the consolidated Company resulting from the acquisition of ConeXus World Global, LLC and our restructuring actions will improve our sales, profit margin, scale and operating efficiencies. The Company entered into a Loan and Security Agreement on August 17, 2016, pursuant to which it has obtained financing, see Note: 8, Loans Payable.

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

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this Quarterly Report on Form 10-Q, this reorganization has not occurred and the Company will not be acquiring the ConeXus Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the condensed consolidated financial statements.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $856 and $962 for the three months ended September 30, 2016 and 2015, respectively and $2,536 and $2,557 for the nine months ended September 30, 2016 and 2015, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $1,852 and $2,407 for the three months ended September 30, 2016 and 2015, respectively and $5,636 and $5,640 for the nine months ended September 30, 2016 and 2015, respectively.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of September 30, 2016 and December 31, 2015, the Company had substantially all cash invested in commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 4, we had a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse up until August 17, 2016 when it was terminated. None of our receivables are factored at this time. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. There is an immaterial amount of reserve for doubtful accounts at September 30, 2016 and December 31, 2015.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 and $28 as of September 30, 2016 and December 31, 2015, respectively.

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

 Depreciation and amortization expense was $70 and $81 for the three months ended September 30, 2016 and 2015 and $205 and $200 for the nine months ended September 30, 2016 and 2015, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. The Company capitalized approximately $88 and $166 for the three months ended September 30, 2016 and 2015 and approximately $164 and $388 for the nine months ended September 30, 2016 and 2015, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 34.7 and 20.0 million at September 30, 2016 and 2015, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the three months ended September 30, 2016 is after dividends on convertible preferred stock of $114. Net loss attributable to common shareholders for the nine months ended September 30, 2016 is after dividends on convertible preferred stock of $339 and for the three and nine months ended September 30, 2015 is after dividends on convertible preferred stock of $81 and $277, and amortization of the beneficial conversion feature of $34.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of September 30, 2016 and December 31, 2015.

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

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Stock Compensation, that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option-pricing model. Stock-based compensation expense to employees of $69 and $39 was charged to expense during the three months ended September 30, 2016 and 2015 and $204 and $174 for the nine months ended September 30, 2016 and 2015, respectively.

14. Goodwill and Indefinite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 7). An impairment loss on intangible assets of $1,065 was charged to expense during the three and nine months ended September 30, 2016 and no impairment loss on intangible assets was charged to expense during the three and nine months ended September 30, 2015. There was no impairment loss recognized on goodwill during the three and nine months ended September 30, 2016 (see Note 7).

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

16. Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including the adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that intgerim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance with respect to measuring credit losses on financial instruments, including trade receivables. This guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact, if any that the adoptions of this guidance will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which provides guidance simplifying the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as noncurrent, rather than separated into current and noncurrent amounts. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. In addition, the adoption of this guidance can be applied either prospectively or retrospectively to all periods presented. We are currently evaluating the impact, if any, that the adoption of this will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are evaluating the impact that adoption of this guidance will have on our condensed consolidated financial statements.

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

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this report, this reorganization has not occurred and the Company will not be acquiring the ConeXus Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the condensed consolidated financial statements.

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

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets and liabilities of ConeXus World Global, LLC acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date or became available during the measurement period. We believe that the information provides a reasonable basis for estimating the fair values. The fair value of goodwill and other liabilities was updated to reflect a measurement period adjustment. A tax benefit of $635 was recognized for the three months ended June 30, 2016 and the nine months ended September 30, 2016, respectively, on the Company’s condensed consolidated statements of operations and would have been recorded for the year ended December 31, 2015 if the adjustment to the provisional amounts had been recognized as of the acquisition date. See Note 12: Income Taxes. We believe that the information provides a reasonable basis for estimating the fair values. The allocation of the purchase price has been allocated to assets acquired and liabilities assumed as follows:

Current assets	$1,187
Property and equipment	47
Goodwill	4,629
Identifiable intangible assets	1,750
Other assets	13
Total assets	7,626

Current liabilities	1,657
Deferred tax liabilities	635
Total liabilities	2,292

Total allocated purchase price	$5,334

The estimated fair value of amortizable intangible assets of approximately $1.8 million is amortized on a straight-line basis over the weighted average estimated useful life. The purchase price allocation to identifiable intangible assets and related amortization lives are as follows:

		Useful lives
	Amounts	(years)
Customer relationships	$1,370	3
Trademark	380	5
Total	$1,750

The fair values of the customer relationship were estimated using a discounted present value income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are determined by discounting future net cash flows to their present value at market-based rates of return. The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The goodwill recognized as a result of the merger is attributable primarily to the strategic and synergistic opportunities across the marketing technology spectrum, expected corporate synergies and the assembled workforce.

We incurred approximately $0.2 million of acquisition-related costs that were expensed during the year ended December 31, 2015. These costs are included in selling, general and administrative costs in our condensed consolidated statements of operations. No such costs were incurred for the three and nine months ended September 30, 2016.

The following unaudited pro forma consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions of ConeXus (discussed above) occurred on the first day of the earliest period presented, or of future results of the consolidated entities.

The unaudited pro forma condensed consolidated financial information includes amortization expense from the acquired assets and transaction costs assuming the merger occurred on January 1, 2015. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Supplemental pro forma combined results of operations:

Net sales	$5,582	$12,712
Net loss	$(1,683)	$(6,347)

NOTE 4: FINANCING ARRANGEMENTS

Factoring Agreement

On October 15, 2015, we entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” was permitted, but not required to purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement was equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remained unpaid by the account debtor. The base discount was subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied provided advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Allied had the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement had an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company terminated the Factoring Agreement on August 17, 2016, upon payment to Allied of an early termination fee equal to $37.5. The table below provides an analysis of the accounts receivables factored at December 31, 2015. There were no receivables factored at September 30, 2016.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 13 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and during the nine-month period ending September 30, 2016.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2015	$1,649	-	-	$1,649
Warrant liabilities at September 30, 2016	$1,581	-	-	$1,581

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2015				$1,649
New warrant liabilities				534
Decrease in fair value of warrant liability				(602)
Ending warrant liability as of September 30, 2016				$1,581

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	September 30,	December 31,
	2016	2015
Finished goods	$12	$69
Work-in-process	576	13
Total inventories	$588	$82

	Nine Months Ended
	September 30,
	2016	2015
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$338	$274
Issuance of notes in exchange for accounts payable	$288	$-
Issuance of stock upon conversion of preferred stock	$176	$-
Issuance of stock in exchange for accounts payable	$86	$-

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from December 31, 2015 to September 30, 2016 are as follows:

Goodwill at December 31, 2015	$14,354
Adjustment to ConeXus purchase accounting	635
Goodwill at September 30, 2016	$14,989

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	4,190	2,335	4,190	1,598
Customer relationships	2,460	1,199	2,460	584
Trademarks and trade names	680	374	680	317
	7,330	3,908	7,330	2,499
Accumulated amortization	3,908		2,499
Impairment loss on technology platform	1,065		-
Net book value of amortizable intangible assets	2,357		4,831

For the three months ended September 30, 2016 and 2015, amortization of intangible assets charged to operations was $470 and $364, and for the nine months ended September 30, 2016 and 2015 amortization of intangible assets charged to operations was $1,409 and $1,096, respectively.

The Company has made comprehensive upgrades to its technology platform. Due to these upgrades, the Company evaluated the recoverability of the carrying amount of the original technology platform intangible asset at September 30, 2016. Based upon this evaluation, the Company determined that the technology platform intangible asset was impaired as its value was not recoverable and exceeded its fair value. The Company recognized an impairment loss of $1,065.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company performed its annual goodwill impairment test at September 30, 2016.

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically the Company gave significant, considerations for purchase orders expected to be completed in the fourth quarter of 2016 and orders actively being negotiated for fiscal 2017. We also used these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. Based on the Company's assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2016.

The Company recognizes that any changes in our actual fourth quarter 2016 or projected 2017 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding promissory notes with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants	`
8/17/2016	$3,000	$-	$3,000	8/17/2017	5,882,352	8.0% interest
6/29/2016	50	-	50	4/15/2017	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	13	213	4/15/2017	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	8	258	4/15/2017	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	4	504	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	2	152	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	8	508	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	9	609	4/15/2017	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	5	305	4/26/2017	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	2	152	4/15/2017	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	9	509	4/15/2017	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	10	410	4/15/2017	640,000	14% interest - 12% cash, 2% added to principal
6/23/2015	119	15	134	4/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465		465	4/15/2017	762,295	14% cash interest
	$7,184	$85	$7,269		13,934,143
Debt discount			(757)
Unpaid interest			120
Total convertible promissory notes	$7,184		$6,632

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 11), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement (see Note 4), (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 9), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, Conexus World Global, LLC, and Broadcast International, Inc. — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. The fair value of the warrants on the issuance date was $361. See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

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

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term notes totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and five-year warrants to purchase up to 803,572 shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. This exchange is accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57. See Note 13, for the Black Scholes inputs used to calculate the fair value of the warrants.

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

The Company and the investors entered into registration rights agreements requiring Creative Realities to register under the Securities Act of 1933 the resale of the shares of common stock issuable upon conversion of the secured notes and upon exercise of the warrants. The Company filed a registration statement on Form S-1/A on May 13, 2016 registering 23,272,184 shares of common stock and that registration statement became effective on June 1, 2016.

NOTE 9: STRUCTURED SETTLEMENT PROGRAM

In March 2016, the Company issued 8.00% nonconvertible promissory notes in favor of certain general unsecured creditors in the aggregate principal amount of $288 to settle an aggregate amount of $839 of accounts payable, accrued expenses and other liabilities. The aggregate amount of payables, accrued expenses and other liabilities was subsequently revised to $796. In September 2016, the amounts previously settled with nonconvertible promissory notes were paid in cash of $249 resulting in a gain on the debt settlement of $547. No gain was not previously recorded.

In June 2016, the Company settled debt of $614 for $123 cash payment and the issuance of 409,347 shares of the Company’s restricted common stock, fair value at conversion date of $85, and recognized a gain on debt restructuring of $406. In conjunction with this debt settlement, an additional 809,842 shares of restricted common stock were issued to investors for cash to facilitate the settlement of a portion of the $614 debt.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $335, which is included in accounts payable in the accompanying condensed consolidated balance sheets, initiated a breach-of-contract lawsuit against us. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company.

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $70, which is included in accounts payable in the accompanying condensed consolidated balance sheets, filed a motion for summary judgment against us. We have filed an opposition motion to the request for summary judgment, and have initiated a counter-claim in the same venue. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company.

NOTE 11: RELATED PARTY TRANSACTIONS

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). In connection with the loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment).

For the three and nine months ended September 30, 2016, the Company had sales with a related party entity that is 24% owned by a member of senior management. Sales were $614 and $990 for the three and nine months ended September 30, 2016, respectively. Accounts receivable due from the related party was $296 at September 30, 2016.

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

In connection with the ConeXus acquisition in October 2015, the Company entered into a Securities Purchase Agreement with our CEO under which it offered and sold a secured $150 - 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). The note matures on April 15, 2017.

In July 2015, the Company obtained two 1% demand promissory notes in the amounts of $100 and $50 from related party investors.  The Company obtained cash of $300 from these related parties and converted the demand promissory notes to convertible promissory notes on June 13, 2016 of $200 and $250, with five year warrants immediately exercisable to purchase up to 357,143 and 446,429, respectively, at a per share price of $0.28 (subject to adjustment). The secured promissory notes include accrued interest from July 2015 to June 13, 2016 at 14% on original principle amounts of $12 and $6, respectively. The notes mature on April 15, 2017.

In May 2015, the Company entered into a Securities Purchase Agreement with a related party investor under which it offered and sold a secured $465 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.31. On June 23, 2015, this secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the offer and sale of the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change was accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

In February 2015, the Company entered into an agreement with a related party investor to purchase 50,000 shares of convertible preferred stock with an immediately exercisable five-year warrant to purchase up to 62,500 shares of the Company’s common stock at the as adjusted per-share price of $0.36 for $50.

In February 2015, the Company entered into an agreement with a related party investor to purchase 175,000 shares of convertible preferred stock with an immediately exercisable five-year warrant to purchase up to 218,750 shares of the Company’s common stock at the as adjusted per-share price of $0.36 in exchange for a previously outstanding convertible promissory note in the amount of $175.

NOTE 12: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $18.6 million and foreign NOL carryforward is $5.9 million as of September 30, 2016. Based on the losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

For the three months and the nine months ended September 30, 2016, we reported a deferred tax expense/(benefit) of $62 and $(453), respectively.  The tax benefit is primarily attributable to a measurement period adjustment for the reduction of the valuation allowance for a liability booked for amortizable intangible assets in connection with the acquisition of ConeXus as governed by ASC 805.  This reduction of the valuation allowance also resulted in an increase in goodwill of ConeXus for $635.

The net deferred liability at September 30, 2016 of $539 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the company’s deferred tax assets.

NOTE 13: CONVERTIBLE PREFERRED STOCK AND WARRANTS

On August 17, 2016, the Company issued a warrant to purchase 5,882,352 shares of common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 8, Loans Payable.

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

On January 15, 2016, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at the per share price of $0.28 (subject to adjustment) in exchange for services rendered related to the issuance of debt on December 28, 2015. The fair value of the warrants on the issuance date was $20. The warrants were recorded as a liability with a discount to the debt issued, which will be amortized over the life of the debt.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at September 30, 2016.

Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
Issued 8/20/2014	5.00	1.50%	96.00%	$0.63
Issued 2/13/2015	5.00	1.28%	100.00%	$0.34
Issued 5/22/2015	5.00	1.28%	107.58%	$0.29
Issued 10/15/2015	5.00	1.71%	58.48%	$0.22
Issued 10/26/2015	5.00	1.71%	60.47%	$0.21
Issued 12/21/2015	5.00	1.75%	58.48%	$0.21
Issued 12/28/2015	5.00	1.75%	58.48%	$0.16
Issued 1/15/2016	5.00	1.76%	58.48%	$0.17
Issued 5/3/2016	5.00	1.25%	51.15%	$0.21
Issued 6/13/2016	5.00	1.14%	51.12%	$0.17
Issued 6/29/2016	5.00	1.01%	48.84%	$0.17
Issued 8/17/2016	5.00	1.15%	51.55%	$0.15

Expected Term at September 30, 2016	Risk Free Interest Rate at September 30, 2016	Volatility at September 30, 2016	Stock Price at September 30, 2016
2.89-4.88	1.14%	48.51%	$0.20

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2016	6,165,786	3.64	3.85	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	250,000	0.28	4.55
Warrants issued with promissory notes	-	-	-	1,785,715	0.28	4.65
Warrants issued with term loan	-	-	-	5,882,352	0.28	4.88
Balance September 30, 2016	6,165,786	3.64	3.10	21,705,308	0.31	3.96

NOTE 14: STOCKHOLDERS’ EQUITY

In June 2016, in conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors.

On May 4, 2016, 409,347 shares of the Company’s common stock were issued to certain creditors of the Company in settlement of outstanding accounts payable aggregating $163 pursuant to agreements entered into in March 2016. The Company recognized a gain on debt extinguishment of $78 on the date the stock was issued.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,019,999	8.73	$0.28	2,440,721	$1.36
$0.66 - $0.79	30,000	7.29	0.79	30,000	$0.79
$0.80 - $12.25	15,500	5.84	3.73	15,500	$3.73
	7,065,499	8.72	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2015	7,898,578	$0.33
Granted	300,000	0.19
Exercised	-	-
Forfeited or expired	(1,133,079)	0.52
Balance, September 30, 2016	7,065,499	$0.29

On May 25, 2016, the Company granted 10-year options to purchase 300,000 shares of its common stock to an employee. The options vest over 4 years and have an exercise price of $0.19. The fair value of the options on the grant date was $0.12 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.24%
Expected term	6.25 years
Expected price volatility	51.12%
Dividend yield	-

The weighted average remaining contractual life for options exercisable is 8.72 years as of September 30, 2016.

NOTE 15: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. There are 6,699,999 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation costs included in:
Costs of sales	-	3	-	3
Sales and marketing expense	19	1	55	4
General and administrative expense	50	35	149	167
Total stock-based compensation expense	$69	$39	$204	$174

At September 30, 2016, there was approximately $882 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 4.0 years and will be adjusted for any future changes in estimated forfeitures.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. ASC 718-10-55 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 10% based on upon actual historical experience for employee option awards of the registrant.

On October 15, 2015, our current CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and nine months ended September 30, 2016 and 2015 were in the United States and Canada.

Major Customers

We had 3 customers that in the aggregate accounted for 57% and 53% of accounts receivable as of September 30, 2016 and December 31, 2015, respectively. In 2015, we were no longer doing business with our largest customer that accounted for 16% of 2015 sales.

The Company had 3 and 4 customers that accounted for 64% and 57% of revenue for the three months and the nine months ended September 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 4, 2016.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

For the three months ended September 30, 2015, the financial results of ConeXus are not included as the acquisition date was October 15, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the three months ended September 30,		Change
	2016	2015	Dollars	%
Sales	$2,708	$3,369	$(661)	-20%
Cost of sales (exclusive of depreciation and amortization shown below)	1,387	1,858	(471)	-25%
Gross profit	1,321	1,511	(190)	-13%
Sales and marketing expenses	280	247	33	13%
Research and development expenses	218	25	193	NM
General and administrative expenses	1,562	1,479	83	6%
Depreciation and amortization expense	540	439	101	23%
Loss on lease termination	-	638	(638)	NM
Impairment loss on intangible assets	1,065	-	1,065	NM
Total operating expenses	3,665	2,828	837	30%
Operating loss	(2,344))	(1,317)	(1,027)	78%
Other income/(expenses):
Interest expense	(494))	(302)	(192)	64%
Change in fair value of warrant liability	(433)	(15)	(418)	NM
Gain on settlement of debt	547	-	547	NM
Other income/(expense)	140)	(60)	200	-333%
Total other income/(expense)	(240)	(377)	137	-36%
Net loss before income taxes	(2,584)	(1,694)	(890)	53%
Provision/(benefit) from income taxes	(62)	-	(62)	NM
Net income/(loss)	$(2,646)	$(1,694)	$(952)	56%

NM - not meaningful

 Sales

Sales decreased by $661 or 20% in 2016 compared to 2015. During 2015, the Company made a significant realignment and reorganization of its sales, account management, and business development personnel, which resulted in a significantly reduced sales pipeline. The Company terminated a customer relationship in August 2015 in connection with this initiative. This decrease was offset by approximately $1.6 million of additional revenue from ConeXus, which we merged with on October 15, 2015.

Gross Profit

Gross profit margin on a percentage basis increased to 49% in 2016 from 45% in 2015, and decreased by $190 in absolute dollars during the same period. The increase in gross profit margin is the result of our acquisition of ConeXus, the improved mix of higher margin services, a reduction of traditionally lower margin hardware sales as a percentage of total sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of our business realignment, integration and restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses on increased 13% to $280 in 2016 from $247 in 2015. The increase is primarily due to an increase in payroll and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $218 in 2016 compared to $25 in 2015. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms.

General and Administrative Expenses

Total general and administrative expenses increased 6% or $83 to $1,562 in 2016 from $1,479 in 2015. The increases were primarily due to an increase in related information technology infrastructure costs and travel, offset by a decrease in payroll expenses.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 23% to $540 in 2016 from $439 in 2015 primarily due to the amortization of intangible assets acquired in the ConeXus merger transaction.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

For the nine months ended September 30, 2015, the financial results of ConeXus are not included as the acquisition date was October 15, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in each table show the dollar results for each period presented

●	The columns entitled “Change - Dollars” and “Change - %” show the change in results, both in dollars and percentages. For example, when net sales increase from one period to the next that change is shown as a positive. When net sales decrease from one period to the next, that change is shown as a negative in both columns.

	For the nine months ended September 30,		Change
	2016	2015	Dollars	%
Sales	$8,172	$8,197	$(25)	-0.3%
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,988	5,549	(1,561)	-28%
Gross profit	4,184	2,648	1,536	58%
Sales and marketing expenses	753	921	(168)	-18%
Research and development expenses	736	510	226	44%
General and administrative expenses	4,751	5,397	(646)	-12%
Depreciation and amortization expense	1,614	1,296	318	25%
Loss on lease termination	-	638	(638)	NM
Impairment loss on intangible assets	1,065	-	1,065	NM
Total operating expenses	8,919	8,762	157	2%
Operating loss	(4,735))	(6,114)	1,379	-23%
Other income (expenses):
Interest expense	(1,296))	(529)	(767)	145%
Change in fair value of warrant liability	602	797	(195)	-24%
Restructuring of debt	953	-	953	100%
Other income/(expense)	140)	(69)	209	-303%
Total other expense	399	199	200	101%
Net loss before income taxes	(4,336)	(5,915)	1,579	-27%
Provision/(benefit) from income taxes	453	-	453	100%
Net loss	$(3,883)	$(5,915)	$2,032	-34%

NM - not meaningful

 Sales

Sales decreased by $25 or 0.3% in 2016 compared to 2015. During 2015, the Company made significant realignment and reorganization of its sales, account management, and business development personnel, which resulted in a significantly reduced sales pipeline. The Company terminated a customer relationship in August 2015 in connection with this initiative. This decrease was offset by approximately $4.8 million of additional revenue from ConeXus, which we merged with on October 15, 2015.

Gross Profit

Gross profit margin on a percentage basis increased to 51% in 2016 from 32% in 2015, and increased by $1,536 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of our acquisition of ConeXus, the improved mix of higher margin services, a reduction of traditionally lower margin hardware sales as a percentage of total sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of our business realignment, integration and restructuring initiative.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses decreased 18% to $753 in 2016 from $921 in 2015. The decrease is primarily due to a decrease in marketing and related trade show expenses.

Research and Development Expenses

Research and development expenses increased to $736 in 2016 compared to $510 in 2015. The increase is attributable to the payroll related expenses of our software development personnel and consultants responsible for maintaining, supporting and enhancing our proprietary content management system platforms.

General and Administrative Expenses

Total general and administrative expenses decreased 12% or $(646) to $4,751 in 2016 from $5,397 in 2015. The decreases were primarily due to a decrease in payroll of $476 as the company recorded severance to a former executive of $464 in the second quarter 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 25% to $1,614 in 2016 from $1,296 in 2015 primarily due to the amortization of intangible assets acquired in the ConeXus merger transaction.

Liquidity and Capital Resources

We incurred net losses and negative cash flows from operating activities for the three and nine months ended September 30, 2016. At September 30, 2016, we had cash and cash equivalents of $976 and a working capital deficit of $(8,420). Cash used in operating activities for the nine months ended September 30, 2016 was $3,738. These factors raise substantial doubt about our ability to continue as a going concern. Management believes that, despite our losses to date and while we can provide no assurance that our ongoing integration efforts will be successful, the operations of the combined Company resulting from the completed acquisitions and related restructuring actions will provide greater sales, margin, scale and operating efficiencies, all of which we believe will ultimately lead to operating profitability and positive cash flows from operations. Additionally, the Company has entered into a Loan and Security Agreement in August 2016 to raise additional financing which has lowered and will continue to reduce our interest expense in the future.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of September 30, 2016, we had an accumulated deficit of $(18,497). The cash flow used in operating activities was $(3,738) and (1,953) for the nine months ended September 30, 2016 and 2015, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(3,883) and $(5,915) for the nine months ended September 30, 2016 and 2015, respectively. Included in our net losses were non-cash charges totaling $1,884 and $1,415 for the nine months ended September 30, 2016 and 2015, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $(314) compared to $(585) during 2015. The increase in cash used in investing activities is primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of September 30, 2016, nor do we anticipate any significant expenditures in 2016.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $3,667 compared to $2,229 in 2015. The decrease was primarily related to less loans payable.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2016.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of September 30, 2016 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the nine months ended September 30, 2016, internal control over financial reporting was not effective as of September 30, 2016 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately document cost estimates in support of revenue recognition under percentage of completion. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Creative Realities, Inc.

Date: November 21, 2016	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

EXHIBITS INDEX

Exhibit No.	Description

10.1	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (filed herewith).

10.2	Warrant to Purchase Common Stock issued to Slipstream Communications on August 17, 2016 (filed herewith)

10.3	Secured Term Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of up to $4,000,000, dated as of August 17, 2016 (filed herewith)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase