Form 10-K
period 2016-12-31
CREATIVE REALITIES, INC.
filed 2017-03-28
CIK 1356093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33169

CREATIVE REALITIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13100 Magisterial Drive, Ste. 100, Louisville, KY	40223
(Address of principal executive offices)	(Zip Code)

(502) 791-8800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2016, was approximately $4,630,000 based upon the last sale price of one share on such date.

As of March 22, 2017, the issuer had outstanding 67,442,088 shares of common stock.

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology and solutions to global retail companies, luxury and other individual retail brands, digital out-of-home (DOOH) companies, advertising networks, outdoor clients, enterprises and other organizations. We have deployed our digital marketing technology and solutions throughout the United States and in approximately 40 countries globally. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our digital marketing technology and solutions include: digital merchandising systems; omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks; high-end audio-visual networks, and; other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Wireless Ronin Technologies Canada, Inc., and ConeXus World Global, LLC, a Kentucky limited liability company.

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

Our digital marketing technology and solutions are deployed in and have application across diverse categories: automotive, apparel and accessories, banking, baby/children, beauty, consumer products, department stores, electronics, fashion, fitness, foodservice/quick service restaurants, financial services, gaming, luxury retail, mass merchants, mobile operators, and pharmacy retail The industries in which we sell our solutions are established, but the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies is relatively new and evolving. Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies. As a result, we remain an early stage company without an established history of profitability.

We believe that the adoption and evolution of digital marketing technology and solutions will increase substantially in years to come both in the industries or categories on which we currently focus and in others. We also believe that adoption of our technology and solutions depends upon not only the services and solutions that we provide, but also depends heavily upon the cost of hardware used to process and display content on them. While the costs of hardware configurations and software media players have historically decreased and we believe they will continue to do so at an accelerating rate, flat panel displays typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

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

Corporate Organization

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800.

The legal entity that is the registrant was originally incorporated and organized as a Minnesota corporation under the name Wireless Ronin Technologies, Inc. in March 2003. Our business initially focused on the provision of expertise digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from Wireless Ronin Technologies, Inc. to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate. On May 23, 2016, we dissolved Broadcast International, Inc.

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding. Our corporate structure, including our principal operating subsidiaries, is as follows:

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

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, were to be issued immediately upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this Annual Report on Form 10-K, this reorganization has not occurred and the Company will not be acquiring the ConeXus Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the consolidated financial statements.

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

Financing Arrangements

Factoring Agreement

On October 15, 2015, we entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” was permitted, but not required to purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement was equal to their face amount less a 1.10% base discount. Added to the base discount was an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remained unpaid by the account debtor. The base discount was subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied provided advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement were secured by substantially all of the assets of the Company and its subsidiaries. Allied had the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement had an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company terminated the Factoring Agreement on August 17, 2016, upon payment to Allied of an early termination fee equal to $37.5.

Common Stock

In December 2016, accredited investors converted 106,500 shares of preferred stock for 417,647 shares of common stock.

In October 2016, an accredited investor converted 25,500 shares of preferred stock for 100,000 shares of common stock.

In August 2016, an accredited investor converted 50,000 shares of preferred stock for 196,078 shares of common stock

In July 2016, an accredited investor converted 25,500 shares of preferred stock for 100,000 shares of common stock.

In June 2016, in conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors.

In May 2016, 409,347 shares of the Company’s common stock were issued to certain creditors of the Company in settlement of outstanding accounts payable aggregating $163 pursuant to agreements entered into in March 2016. The Company recognized a gain on debt extinguishment of $78 on the date the stock was issued.

In February 2016, accredited investors exchanged 100,000 shares of preferred stock in exchange for 392,157 shares of common stock.

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

Secured Notes

Term Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, wherein we borrowed $786 with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we incurred fees aggregating $37. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 11), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the new debt, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of the Company’s common stock shares at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement (see Note 4), (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 9), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, Conexus World Global, LLC, and Broadcast International, Inc. — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361.

Convertible Promissory Notes

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. On January 17, 2017, Slipstream Communications, LLC elected to extend the maturity date of the convertible promissory notes to October 15, 2017. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at its conversion rate. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms.

In December 2016 and January 2017, Slipstream Communications, LLC purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes have remained the same. Further discussion of the notes follows.

On June 29, 2016, we entered into a secured convertible promissory note in the principal amount of $50 and an immediately exercisable five-year warrant to purchase up to 89,286 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $6. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term demand notes entered into in July 2015 totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and immediately exercisable five-year warrants to purchase up to 803,572 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). This exchange is accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57. On December 20, 2016, $200 of this note was subsequently purchased by Slipstream Communications, LLC, the remaining $250 was already owed to Slipstream Communications, LLC.

On or about May 3, 2016, we entered into a secured convertible promissory note in the principal amount of $500,000 and an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $89. This note was subsequently purchased by Slipstream Communications, LLC on December 22, 2016.

On December 28, 2015, we entered into secured convertible promissory notes in the aggregate principal amount of $1,250 and immediately exercisable five-year warrants to purchase up to 2,232,143 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $88. The fair value of the warrants on the issuance date was $166. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 26, 2015, we entered into a secured convertible promissory note in the principal amount of $300 together with an immediately exercisable five-year warrant to purchase up to 535,714 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $15. The fair value of the warrants on the issuance date was $61. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 15, 2015, the Company entered into a secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $107. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On June 23, 2015, the Company entered into a secured convertible promissory note in the principal amount of $400 together with an immediately exercisable five-year warrant to purchase up to 640,000 shares of the Company’s common stock at a per-share price of $0.30 (subject to adjustment). The fair value of the warrants on the issuance date was $78. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 75,000 shares of the Company’s common stock valued at $16.5. This change was accounted for as a modification of the debt. The $16.5 is recognized as additional debt discount that will be amortized over the remaining life of the debt. This note was subsequently purchased by Slipstream Communications, LLC on December 29, 2016.

On May 20, 2015, the Company entered into a secured convertible promissory note in the principal amount of $465 together with a five-year immediately exercisable warrant to purchase up to 762,295 shares of the Company’s common stock at a per-share price of $0.30, (subject to adjustment). The fair value of the warrants on the issuance date was $167. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a secured convertible promissory note in the principal amount of $585 maturing on August 18, 2016, together with new immediately exercisable five-year warrants to purchase up to 935,210 shares of the Company’s common stock at a price of $0.30 per share, (subject to adjustment). The fair value of the warrants on the issuance date was $114. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of the Company’s common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

On February 18, 2015, the Company entered into a secured convertible promissory note in the principal amount of $1.0 million together with an immediately exercisable a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38. The warrant had a fair value of $272 on the date of issuance. On December 21, 2015, this warrant was surrendered in exchange for 975,000 shares of the Company’s common stock in a noncash transaction. The interest on this note was payable 12% in cash and 2% as additional principal amount to the note. This note was paid in full on October 15, 2015.

Preferred Stock

In 2016, 307,500 shares of Series A Preferred Stock were converted into 1,205,882 shares of common stock at the conversion rate of $0.255 per share.

On October 15, 2015, we issued 1,664,000 shares of Series A-1 Convertible Preferred Stock at $1.00 per share as part of the consideration for the acquisition of Conexus World Global, LLC.

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind. During the years ended December 31, 2016 and 2015, the Company issued an aggregate of 452,224 and 345,794 shares of preferred stock in satisfaction of its semi-annual dividend obligation for 2016 and 2015, respectively.

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

Changes in Management and Board of Directors

On May 2, 2016, Eric J. Bertrand was appointed to the Board of Directors of Creative Realities, Inc.  Mr. Bertrand possesses voting and investment power over shares beneficially held by Lincoln Road Media Partners LLC, which was the holder of a convertible promissory note and is the holder of a warrant issued in a private placement transaction on April 14, 2016.  See Note 8 to the Consolidated Financial Statements for additional information.  Mr. Bertrand was appointed to the board in connection with Lincoln Road Media’s investment in the convertible note and warrant.

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

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are multiple individual competitors who offer pieces of our solution stack. These include digital signage software companies such as Stratacache, Four Winds Interactive, and Reflect Systems; marketing services companies such as Sapient Nitro or digital signage systems integrators such as Convergent. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital marketing technology and solutions, brand awareness, and proprietary processes are the primary factors affecting our competitive position.

Territories

Our Company sells products and services primarily throughout North America.

Employees

We have approximately 70 employees as of December 31, 2016. We do not have any employees that operate under collective-bargaining agreements.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have generally incurred losses, and may never remain profitable.

Except for the second and fourth quarters of 2016, we have incurred net losses, have negative cash flows from operations and have a working capital deficit. We incurred net losses in each of the years ended December 31, 2016 and 2015, respectively.

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

We will likely be required to raise additional funding through public or private financings, including equity financings, in 2017 and/or 2018. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

Our financial condition and potential for continued net losses may cause current and prospective customers to defer placing orders with us, to require terms that are less favorable to us, or to place their orders with competing marketing technology suppliers, which could adversely affect our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our revenue to decline.

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

Our largest customers account for a majority of our total revenue. We had two and three customers that accounted for 71% and 53% of accounts receivable as of December 31, 2016 and December 31, 2015, respectively. In addition, we had three customers that accounted for 56% and 48% of revenue for the years ended December 31, 2016 and December 31, 2015, respectively. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our actual and prospective customers often take significant time to evaluate our products before committing to a purchase. Even after making their first purchases of our products and services, existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases, if at all. The period between initial customer contact and a purchase by a customer may be years with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

●	reduced need to upgrade existing visual marketing systems;

●	introduction of products by our competitors;

●	lower prices and sometimes free services (for limited periods of time) offered by our competitors; and

●	changes in budgets and purchasing priorities.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Richard Mills, our Chief Executive Officer;

●	John Walpuck, our Chief Financial and Chief Operating Officer;

●	Jerry Reese, our Vice President of Sales; and
●	Alan Levy, our Vice President and Corporate Controller.

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

We anticipate that opportunities to acquire similar businesses will materially depend on the trading price of our common stock and the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in financial markets could materially limit our ability to grow through acquisitions since such conditions and uncertainty will result in a lower trading price for our common stock and make obtaining financing more difficult.

Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service provider experiences a security breach.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure, in addition to denial of service attacks and corruption of our data. In addition, we rely on the information security internal controls maintained by an outsourced service provider. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

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

Our operations are dependent in part upon: network capacity provided by third-party telecommunications networks; data center and cloud services provider owned and leased infrastructure and capacity; the Company’s dedicated and virtualized server capacity located at its data center services provider partner and a geo-redundant micro-data center location; and the Company’s own infrastructure and equipment. Collectively, this infrastructure, equipment, and capacity must be sufficiently robust to handle all of our customers' web-traffic, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or the Company’s own infrastructure to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, or the loss of large amounts of client data leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general over the past few years, we have made only limited investments in research and development over the past several years, not the material investments necessarily required to properly advance the features and functionality of our software platform and related solutions. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

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

Our controlling shareholder, Slipstream Communications, LLC, has beneficial ownership of 59,160,582 shares of common stock, including common shares that are beneficially owned by an affiliate of Slipstream Communications named Slipstream Funding, LLC. These shares represent beneficial ownership of approximately 60.97% of our common stock as of the date of this annual report on form 10-K. In addition, in the last quarter of 2016 and the first quarter of 2017, Slipstream Communications, LLC purchased all of our outstanding debt from the original debtholders. The terms of the debt have remained the same. As a result, Slipstream Funding has the ability to control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Our common stock trades in an illiquid trading market.

Trading of our common stock is conducted on the OTC Markets (OTCQB). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock if we were listed on a more liquid exchange.

There is not now and there may not ever be an active market for shares of our common stock.

In general, there has been minimal trading volume in our common stock. The small trading volume will likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, investors and shareholders may not always be able to resell shares of our common stock publicly at the time and prices that such investors and shareholders feel are fair or appropriate.

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

We do not anticipate that we will pay any dividends for the foreseeable future on our common stock. Accordingly, any return on an investment in us will be realized only when a shareholder sells shares of our common stock. When legally permitted, we must expect to pay dividends to our preferred shareholders.

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

Our corporate headquarters are currently located at 13100 Magisterial Drive, Suite 100, Louisville, Kentucky 40223. The corporate phone number is (502) 791-8800. We lease warehouse and office space of approximately 6,400 square feet and 8,300 square feet for our Kentucky operations under a lease agreement through May 30, 2021 and March 31, 2021, respectively. The monthly lease payment for the warehouse is $0.3 for September 1, 2015 through August 31, 2016 and $5 for September 1, 2016 through May 30, 2021. The monthly lease payment for the office space is $6 for April 1, 2015 through March 31, 2017 and $12 for April 1, 2017 through March 31, 2021. We have approximately 18,000 square-feet of space for our Fairfield New Jersey office located at 22 Audrey Place. The monthly lease payment for this property is currently $21 and escalates to $22 by the end of the lease term on September 2020. We have entered into a sublet agreement for half of this property for $10 per month. We lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease through June 30, 2018 with a monthly rental of $3 CAD per month. We also lease 3,650 square feet of office space in Dallas, Texas, and 4,100 square feet of office space and 9,700 square feet of warehouse space in Los Angeles California for monthly lease payments of $4 and $3 per month which have lease terms ending on December 31, 2017 and June 30, 2018, respectively.

ITEM 3	LEGAL PROCEEDINGS

Litigation

We are involved in a variety of legal claims and proceedings related to our business described in Note 10 to the Company’s financial statements, Commitments and Contingencies.

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

Market Information

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCQB,” under the symbol “CREX.” The transfer agent and registrar for our common stock is Computershare Limited, 401 2nd Avenue North, Minneapolis, Minnesota 55401. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Markets in 2016 and 2015. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	High	Low
2016
First Quarter	$0.23	$0.15
Second Quarter	$0.23	$0.14
Third Quarter	$0.23	$0.11
Fourth Quarter	$0.31	$0.16

	High	Low
2015
First Quarter	$0.40	$0.20
Second Quarter	$0.31	$0.17
Third Quarter	$0.25	$0.13
Fourth Quarter	$0.30	$0.13

Shareholders

As of March 24, 2017, there were approximately 538 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business and to finance the development and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

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

Sales of Unregistered Securities During the Fourth Quarter of Fiscal Year 2016

Common Stock

During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock for 1,205,882 shares of common stock. The Company and the investors entered into registration rights agreements requiring Creative Realities to register under the Securities Act of 1933 the resale of the shares of common stock issuable upon conversion of the secured notes and upon exercise of the warrants. The Company filed a registration statement on Form S-1/A on May 13, 2016 registering 23,272,184 shares of common stock and that registration statement became effective on June 1, 2016.

Secured Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below, with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017.

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

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to retail companies, individual retail brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools.

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

Software design and development services

Included in “services and other,” are contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for clients are recognized on the percentage-of-completion method. The percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues from applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. Contract costs include all direct material, labor, subcontractors, certain indirect costs, such as indirect labor, equipment costs, supplies, tools and depreciation costs. Selling, general and administrative costs are charges to expense as incurred. This method is followed where reasonably dependable estimates of revenues and costs can be made. We measure progress for completion based on either the hours worked as a percentage of the total number of hours of the project or by delivery and customer acceptance of specific milestones as outlined per the terms of the agreement with the customer. Estimates of total contract revenue and costs are continuously monitored during the term of the contract, and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income and are reflected in the financial statements in the periods in which they are first identified. If estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in cost of sales and classified in accrued expenses in the balance sheet. Our presentation of revenue recognized on a contract completion basis has been consistently applied for all periods presented.

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

Accounts Receivable

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We had a factoring arrangement with Allied Affiliated Funding for the majority of our accounts receivable during the period October 15, 2015 to August 16, 2016. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis, or when an event occurs or circumstances change that would indicate potential impairment. The Company has one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, We also use these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. In addition, the Company’s market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if the Company’s market capitalization falls below its book value. If this situation occurs, the Company will perform the required detailed analysis to determine if there is impairment.

The Company performed its annual impairment test at September 30, 2016 and determined there was no impairment of goodwill. We updated our goodwill analysis as of December 31, 2016 using actual fourth quarter 2016 results and updated projected 2017 results noting no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will perform an analysis to determine whether goodwill is impaired.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 and 5
Trademark	5
Customer relationships	3

Intangible assets are evaluated for impairment if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. The Company recognized an impairment loss on its technology platform for the year ended December 31, 2016.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. The Company believes based on the facts and circumstances a full valuation allowance is necessary as it is more than likely the deferred taxes are not realizable as of December 31, 2016 or the date of the business combination.

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

For the year ended December 31, 2016, the financial results include the results of the acquisition of ConeXus for the entire year. For the year ended December 31, 2015, the financial results include the results of the acquisition of ConeXus from the acquisition date of October 15, 2015 through the year ended December 31, 2015. As a result of this merger, the results of operations may not be entirely comparable and the variances are explained in more detail in the analysis below.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Dollars” show the change in results, in dollars. The column entitled “%” show the change in percentages.

	For the Years Ended
	December 31,		Change
	2016	2015	Dollars	%
Sales	$13,673	$11,471	$2,202	19%
Cost of sales (exclusive of depreciation and amortization shown separately below)	6,815	7,869	(1,054)	-13%
Gross profit	6,858	3,602	3,256	90%
Sales and marketing expenses	1,061	1,114	(53)	-5%
Research and development expenses	893	804	89	11%
General and administrative expenses	6,393	6,947	(554)	-8%
Depreciation and amortization expense	2,003	2,027	(24)	-1%
Impairment loss on intangible assets	1,065	-	1,065	NM
Total operating expenses	11,415	10,892	523	5%
Operating loss	(4,557)	(7,290)	2,733	-37%
Other income (expenses):
Interest expense	(1,908)	(1,286)	(622)	48%
Change in fair value of warrant liability	(982)	1,081	(2,063)	-191%
Gain on settlement of debt	1,008	-	1,008	NM
Other expense	164	(114)	278	-244%
Total other expense	(1,718)	(319)	(1,399)	439%
Net loss before income taxes	(6,275)	(7,609)	1,334	-18%
Benefit/(provision) from income taxes	365	(358)	723	-202%
Net loss	$(5,910)	$(7,967)	$2,057	-26%

NM - not meaningful

Sales

Sales increased by $2,202 or 19% in 2016 compared to 2015. In August 2015, the Company terminated a material customer relationship in connection with its then ongoing business realignment, integration and restructuring initiative. Excluding $1,800 in 2015 sales associated with that terminated customer relationship, sales increased $4,042 or 46% in 2016 compared to 2015. The $2,202 increase was primarily due to: an increase in revenues from a long-standing customer of approximately $4,000 associated with a large nonrecurring project initiative; decreases of approximately $800 associated with the reduction of certain nonrecurring project sales related to two other long-standing customers; the growth in sales of existing customer relationships, and; sales associated with the acquisition of new customers.

Gross Profit

Gross profit margin on a percentage basis increased to 50% in 2016 from 32% in 2015, and increased by $3,256 in absolute dollars during the same period. The increase in gross profit margin and increase in absolute dollars are the result of the acquisition of ConeXus, the improved mix of higher margin services, lower hardware sales, as well the winding down, termination or renewal of certain customer relationships with modified business terms as a result of the Company’s then ongoing business realignment, integration and restructuring initiative referenced above.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses remained stable, decreasing to $1,061 in 2016 from $1,114 in 2015.

Research and Development Expenses

Research and development expenses increased to $893 in 2016 compared to $804 in 2015. Salaries increased by $470 due to new hires offset by a decrease in consulting fees of $381 as a result of an increasing volume of work necessitated by Company sales growth to shift labor resources to employees versus consultants.

General and Administrative Expenses

Total general and administrative expenses decreased 8% or $603 to $6,393 in 2016 from $6,947 in 2015. In 2015, the Company recorded a $371 loss for the termination of leases for the NY and MN offices and recorded a $230 loss on contract expense in 2015 in connection with the termination of a customer relationship. There was a decrease of $133 in facilities expenses due to combination of our subtenants in NJ absorbing certain utility expenses for the building, and lower utilities due to the closing of the MN office. This was offset by an increase of $350 in consulting fees due to an increase in contracted personnel, recruiting and consulting fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased 1% to $2,003 in 2016 from $2,027 in 2015 primarily as a result of the reduction of intangible assets from the impairment recognized in the third quarter of 2016.

Interest Expense

See Notes 6 and 8 to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s non-cash change in Warrant Liability.

Gain on Settlement of Debt

In January 2016, in light of the Company’s outstanding accounts payable and accrued expense liabilities due to its unsecured historical creditors, long-term contractual commitments due to other historical creditors, and disputes with certain historical creditors, we initiated a comprehensive program to enter into negotiated settlements with these creditors. This comprehensive program broadly involved: (i) working with outside counsel to advise us in a comprehensive settlement program; (ii) engaging with a group of our largest historical unsecured creditors and certain other creditors to agree upon a set of settlement alternatives and related payment plans, to propose to all of our historical creditors, and; (iii) engaging with our historical unsecured creditors to enter into settlement agreements consistent with the agreed upon alternatives. These settlements resulted in a gain of $1,008 for the year and cash savings, including the impact of our lease termination, of $1,709.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s annual and quarterly financial statements:

Quarters ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net sales	$5,501	$2,708	$3,029	$2,435
Cost of sales	2,826	1,387	1,312	1,290
Gross profit	2,675	1,321	1,717	1,145
Operating expenses, excluding depreciation and amortization	2,108	2,060	1,976	2,203
Depreciation/amortization	388	540	536	539
Impairment loss on intangible assets	-	1,065	-	-
Operating (loss)/income	179	(2,344)	(795)	(1,597)
Other expenses/(income)	2,206	302	(1,324)	169
Net (loss)/income	(2,027)	(2,646)	529	(1,766)

Quarters ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net sales	3,274	3,369	2,702	2,126
Cost of sales	2,327	1,858	2,035	1,649
Gross profit	947	1,511	667	477
Operating expenses, excluding depreciation and amortization	1,392	2,389	2,427	2,657
Depreciation/amortization	731	439	432	425
Operating (loss)/income	(1,176)	(1,317)	(2,192)	(2,605)
Other expenses/(income)	876	377	96	(672)
Net (loss)/income	$(2,052)	$(1,694)	(2,288)	(1,933)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis. We believe that EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA has been provided. EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

Reconciliation of GAAP to Non-GAAP EBITDA

The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” for the quarters ending December 31, 2016 and 2015, September 30, 2016 and 2015, June 30, 2016 and 2015 and March 31, 2016 and 2015:

Quarters ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
GAAP net (loss)/income	(2,027)	(2,646)	529	(1,766)
Interest expense:
Amortization of debt discount	385	307	248	184
Other interest	228	187	156	213
Gain on settlement of debt	(55)	(547)	(406)	-
Change in warrant liability	1,584	433	(756)	(279)
Impairment loss on intangible assets	-	1,065	-	-
Depreciation/amortization	388	540	536	539
Other expenses/(income)	64	(78)	(566)	51
EBITDA	567	(739)	(259)	(1,058)

Quarters ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
GAAP net (loss)/income	$(2,052)	$(1,694)	$(2,288)	$(1,933)
Interest expense:
Amortization of debt discount	451	226	142	43
Other interest	306	76	22	20
Change in warrant liability	(284)	15	(67)	(745)
Depreciation/amortization	731	439	432	425
Other expenses/(income)	403	60	(1)	10
EBITDA	$(445)	$(878)	$(1,760)	$(2,180)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. As of December 31, 2016, we had cash and cash equivalents of $1,352 and a working capital deficit of $(8,029). At December 31, 2016, our outstanding debt was due during 2017. In March 2017, we received a letter from our lender, Slipstream Communications, LLC, a related party, extending the maturity date for our debt to May 2018. Additionally, we entered into a substantial business transaction with one of our customers resulting in a large cash receipt in the first quarter of 2017 that increased our cash and cash equivalents to $3.6 million in March 2017. Management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2017, we can continue as a going concern through at least March 31, 2018. However, we can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2016, we had an accumulated deficit of $(20,524). The cash flow used in operating activities was $(4,106) and ($1,982) for the years ended December 31, 2016 and 2015, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(5,910) and $(7,967) for the years ended December 31, 2016 and 2015, respectively. Included in our net losses were non-cash charges consisting of depreciation, and amortization of debt discount related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, stock-based compensation and changes in the allowance for doubtful accounts totaling $4,467 and $1,572 for the years ended December 31, 2016 and 2015, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2016 was $(292) compared to $(580) during 2015. The decrease in cash used in investing activities is primarily due to less capital expenditures during the period. We currently do not have any material commitments for capital expenditures as of December 31, 2016, nor do we anticipate any significant expenditures in 2017.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 was $4,389 compared to $3,350 in 2015. The increase is mainly due to the issuance of new debt financing and warrants.

Off-Balance Sheet Arrangements

During the year ended December 31, 2016, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures in 2017.

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

None

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of December 31, 2016 that our disclosure controls and procedures and internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the year ended December 31, 2016, internal control over financial reporting was not effective as of December 31, 2016 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately identify and document multiple elements and deliverables, including allocation, deferral and cost estimates in support of revenue recognition. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

On May 5, 2015, we entered into a Separation Agreement with Paul Price, our former Chief Executive Officer and director. The separation agreement provides a customary release of claims by Mr. Price in favor of the Company, and requires the Company to pay to Mr. Price 12 months of his base salary as severance at the intervals set forth in the agreement. The agreement also provided that an option to purchase 938,357 shares of common stock at $0.45 per share vested effective as of April 13, 2015, and that his remaining options were cancelled. On August 21, 2016, the Company entered into a settlement and release agreement and a replacement stock option agreement with Mr. Price, whereas the Company made a payment to Mr. Price of $70 and provided an option to purchase 100,000 shares of Company common stock at $0.45 in exchange for the prior 938,537 options.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Alec Machiels (Chairman), Rick Mills (CEO), David Bell, Donald Harris, Patrick O’Brien and Eric Bertrand. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Alec Machiels	44	Director (Chairman)
David Bell	73	Director
Donald Harris	64	Director
Richard Mills	62	Director, Chief Executive Officer
John Walpuck	55	Chief Financial Officer and Chief Operating Officer
Patrick O’Brien	70	Director
Eric J. Bertrand	44	Director

The biographies of the above-identified individuals are set forth below:

Alec Machiels is a Partner at Pegasus Capital Advisors, L.P., a private equity fund manager, and joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Machiels is a member of the Executive and Investment Committees at Pegasus Capital Advisors. He has over 15 years of private equity investing and investment banking experience. Mr. Machiels is a current director serving on the Board of Directors of Molycorp, Inc. Previously, Mr. Machiels was a Financial Analyst in the Financial Services Group at Goldman Sachs Internatioxnal in London and in the Private Equity Group at Goldman Sachs and Co. in New York. Investments in which he has been highly involved in include Pure Biofuels, Molycorp Minerals, Traxys, Slipstream Communications, LLC, Coffeyville Resources and Merisant Company. He also served as a member of the Board of Trustees of the American Federation of Arts where he chaired the endowment committee. Mr. Machiels is a graduate of Harvard Business School, KU Leuven Law School in Belgium and Konstanz University in Germany.

David Bell joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Bell brings over 40 years of advertising and marketing industry experience to the board, including serving as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Since 2007, Mr. Bell has led Slipstream Communications, LLC which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. He is currently a Senior Advisor to AOL and has been an Operating Advisor at Pegasus Capital Advisors since 2004. He has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell currently serves on the Board of Directors of Time, Inc.

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

Patrick O’Brien has been a member of our Board of Directors since November 2015. Mr. O’Brien is the Managing Director& Principal of Granville Wolcott Advisors, which he formed in 2009 to provide consulting, due diligence and asset management services. Mr. O’Brien is a seasoned executive and business advisor, with 40 years of multi-unit international management experience with an emphasis in financial analysis and strategic business development. During the past five years, Mr. O’Brien has served on the boards of Merriman Holdings, Inc., Ironclad Performance Wear Corporation, Cinedigm, Inc., and is Chairman and CEO of LVI Liquidation Corp. (formerly Livevol, Inc.) He is a graduate of the Eli Broad School of Business of Michigan State University with BA in Hotel Management

Eric J. Bertrand joined our Board of Directors in May, 2016. Mr. Bertrand is the Chief Executive Officer and a partner of modop, a full-service advertising agency with offices in New York, Los Angeles, Miami, Portland and Panama City, Panama.  Prior to modop, Mr. Bertrand was a PE/VC fund manager, having invested $300 million in 60+ companies over the past 20 years.  Mr. Bertrand was a General Partner with Palisade Capital Management, where he jointly managed a private equity fund and venture capital funds.   Mr. Bertrand began his private equity career with Aetna's Private Equity Group. Today, Mr. Bertrand is a Board Member of modop, Silverlight Digital, several privately held companies as well as international charities, Unite For Sight and the Alive Inside Foundation. Eric holds an MBA in Finance and Entrepreneurial Studies from New York University. He graduated from Bryant University with a BS in Business Administration concentrating on Finance and Applied Actuarial Mathematics. Mr. Bertrand possesses voting and investment power over shares beneficially held by Lincoln Road Media Partners LLC, which is the holder of a warrant issued in a private placement transaction on April 14, 2016.  See Note 8 to the Consolidated Financial Statements for additional information.  Mr. Bertrand was appointed to the board in connection with Lincoln Road Media’s investment in the convertible note and warrant.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders. The holders of a majority of our outstanding Series A Convertible Preferred Stock also have the right, but not the obligation, to designate one person to serve as a director on our board. As of the date of this Annual Report, the preferred shareholders have not exercised this right.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Machiels, the Board of Directors considered his background and experience with the private investing market and his long-standing oversight of the Creative Realities business during such time as it was wholly owned by Pegasus Capital. With regard to Mr. Bell, the Board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. Finally, with regards to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors.

The Board of Directors has determined that there are no “independent,” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. Nevertheless, as a corporation whose shares are listed for trading on the OTCQB Markets, we presently are not required to have any independent directors at all on our board, or any independent directors serving on any particular committees of the Board of Directors. The Board of Directors has determined that at least one member of the board, Mr. Machiels, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Machiels’s relevant experience in this regard is detailed above, which includes past employment experience in finance and investment banking. Mr. Machiels is not an “independent” member of the board as described above. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2016 and written representations from such persons that no other reports were required, all applicable Section 16(a) filing requirements were timely met except that Eric J. Bertrand filed a late Form 3 in connection with his admission to the Board of Directors, and a late Form 4 for one transaction; and Slipstream Communications and its affiliates filed late Form 4s for a series of related transactions.

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

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2016 and 2015:

Name and Principal Position (a)	Years	Salary ($) (b)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2016	270,000	-	-	-	-	-	270,000
Chief Executive Officer and Director	2015	56,250						56,250

Paul Price	2016	-	-	-	-	-	-	0
Former Chief Executive Officer and Director	2015	119,744	-	-	122,600	-	-	242,344

John Walpuck	2016	240,000	-	-	-	-	-	240,000
Chief Financial Officer	2015	230,000	-	-	446,208	-		676,208

(a)	Mr. Mills joined the Company effective October 15, 2015. Messrs Price and Walpuck joined the company effective August 2014 and May 2014, respectively.

(b)	Represents their prorated annual base salaries of $270,000 for Mr. Mills and $400,000 for Mr. Price for 2015.

(c)	Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation are those set forth in Note 15 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2015. Mr. Mills was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied. At this time, the Company does not believe it is probable that all of the conditions will be met.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2016:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Paul Price	100,000	(b)			$0.45	10/9/2024	-	-

John Walpuck	170,000	(c)	-		$0.65	5/29/2024	-	-
	50,000	(c)	-		$0.45	8/18/2024
			480,685	(e)	$0.45	10/9/2024
			1,449,432	(d)	$0.32	1/22/2025
			1,069,882	(f)	$0.19	11/20/2025

(a)	Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan.
(b)	Mr. Price’s options to purchase 938,537 shares of common stock were replaced with options to purchase 100,000 common stock on August 16, 2016. See Item 9B; Other Information in this Form 10-K. .
(c)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC.
(d)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on January 22, 2016, with additional increments of 25 percent becoming exercisable annually thereafter.
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

Employment Agreements and Potential Payments upon Termination or Change in Control

We employ Richard Mills as our Chief Executive Officers and John Walpuck as our Chief Financial Officer and Chief Operating Officer. Mr. Mills’ agreement is effective for a two-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Mills elects not to extend the employment term. The agreement provides for an initial annual base salary of $270,000, subject to annual increases but generally not subject to decreases. Mr. Walpuck’s employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Walpuck elects not to extend the employment term. The agreement provides for an initial annual base salary of $240,000, subject to annual increases but generally not subject to decreases.

Under their respective agreements, Mr. Mills and Mr. Walpuck are eligible to participate in performance-based cash bonus or equity award plans for the Company’s senior executives. In addition, Mr. Mills and Mr. Walpuck will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements.

Under Mr. Mills’ employment agreement, he is entitled to 17 days of paid time off. In addition, upon any termination of employment Mr. Mills will receive his then-earned base salary through the date of termination, payment for the amount of any accrued and unpaid paid time off, and, if such termination was effected by the Company without “cause,” or if it was effected by Mr. Mills for “good reason,” or if such termination is effected by the Company within 12 months of a “change of control” that occurred during Mr. Mills’ tenure with the Company, as such terms are defined in his employment agreement, then (other than in cases involving Mr. Mills’ death or disability) Mr. Mills will be entitled to receive severance payments aggregating to an amount equal to six months of his then-current base salary. Mr. Mills would also be entitled to customary benefits regarding health insurance (COBRA) for a one-year period following any such termination.

Under Mr. Walpuck’s employment agreement, he is entitled to 17 days of paid time off. In addition, upon any termination of employment Mr. Walpuck will receive his then-earned base salary through the date of termination, payment for the amount of any accrued and unpaid paid time off, and, if such termination was effected by the Company without “cause,” or if it was effected by Mr. Walpuck for “good reason,” or if such termination is effected by the Company within 12 months of a “change of control” that occurred during Mr. Walpuck’s tenure with the Company, as such terms are defined in his employment agreement, then (other than in cases involving Mr. Walpuck’s death or disability) Mr. Walpuck will be entitled to receive severance payments aggregating to an amount equal to six months of his then-current base salary. Mr. Walpuck would also be entitled to customary benefits regarding health insurance (COBRA) for a one-year period following any such termination.

Upon the termination of a named executive officer or change in control of the company, a named executive officer may be entitled to payments or the provision of other benefits, depending on the triggering event. The potential payments for each named executive officer who is currently employed with our company were determined as part of the negotiation of each of their employment agreements, and the board believes that the potential payments for the triggering events are in line with current compensation trends.

Director Compensation Table

Non-employee directors received no compensation during 2016 and 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the close of business on March 27, 2017, we had outstanding three classes of voting securities – common stock, of which there were 67,422,080 shares issued and outstanding; Series A Convertible Preferred Stock, of which there were 5,929,233 shares issued and outstanding, including 349,319 and 336,266 shares issued in conjunction with the preferred dividend on December 31, 2016 and 2015, respectively, and Series A-1 Convertible Preferred Stock, of which there were 1,787,412 shares issued and outstanding, including 102,610 and 20,802 shares issued in conjunction with preferred dividends on December 31, 2016 and 2015, respectively. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders, and each share of preferred stock votes on an as-converted basis, which means that each preferred share is currently entitled to two and one-half votes on all matters put to a vote of our shareholders. Our preferred stock votes together with our common stock as a single class. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of December 31, 2016, by:

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

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	30,349,949	44.42%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	59,160,852	60.97%
RFK Communications, LLC [4]	14,559,920	20.22%
Horton Capital Partners Fund, L.P. [5]	5,668,999	7.97%
Eric Bertrand[6]	911,857	1.35%
John Walpuck [7]	1,552,529	2.28%
Donald A. Harris [8]	2,773,691	4.12%
Alec Machiels [9]	0	*
David Bell [10]	0	*
Richard Mills [11]	11,920,662	16.55%
Patrick O’Brien [12]	0	*
All current executive officers and directors as a group [13]	17,158,739	24.30%

* less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member. See footnote 3 for further information regarding Slipstream Communications, LLC. The share figure includes 1,779,015 shares of common stock issuable upon exercise of an outstanding warrant issued to the shareholder in connection with the Company’s merger transaction with Creative Realities, LLC

(3)	Investment and voting power over shares held by Slipstream Communications, LLC is held by BCOM Holdings, LP, its managing member. Slipstream Communications is the sole member of Slipstream Funding, LLC, and as a result share figure includes the 28,570,934 shares of common stock, and 1,779,015 common shares issuable upon exercise of an outstanding warrant, issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 13,517,294 common shares issued on account of a convertible promissory note, and 13,941,544 common shares purchasable upon exercise of outstanding warrants

(4)	Includes 267,857 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by RFK Communications, LLC contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(5)	Includes 1,205,357 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by Horton Capital Partners Fund, LP contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(6)	Includes 892,857 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held Eric Bertrand contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(7)	Mr. Walpuck is our Chief Financial Officer and Chief Operating Officer. Shares reflected in the table are common shares issuable upon exercise of vested options.

(8)	Mr. Harris is a director of the Company. Share figure includes an aggregate of 96,154 shares purchasable upon the exercise of outstanding options, 422,320 shares purchasable upon the exercise of outstanding warrants.

(9)	Mr. Machiels is a director of the Company.

(10)	Mr. Bell is a director of the Company.

(11)	Mr. Mills is a director of the Company and Chief Executive Officer. Share figure includes 6,447,142 shares issued as merger consideration in connection with the merger with ConeXus World Global, LLC and 1,327,444 shares of Series A-1 Convertible Stock.

(12)	Mr. O’Brien is a director of the Company.

(13)	Includes Messrs. Walpuck, Harris, Machiels, Bell, Mills, O’Brien and Bertrand.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a controlling shareholder of the Company, under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). In connection with the loan, we issued Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment).

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, with interest thereon at 8% per annum, maturing on February 1, 2017. Slipstream Communications is a controlling shareholder of the Company. In connection with the loan, we issued Slipstream Communications a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. This note was repaid on January 12, 2017.

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

The following table presents fees for audit and other services provided by EisnerAmper LLP for 2016 and 2015 and Baker Tilly Virchow Krause, LLP for a portion of 2015; hence 2015 includes fees from both audit firms. Fees for tax services were provided by Eichen & Dimeglio, CPAs, PC in both 2016 and 2015.

	2016	2015

Audit fees (a)	$193	$359
Audit related fees (b)	4	-
Tax fees (c)	33	38

	$230	$397

(a)	Audit fees relate to audits of Creative Realities, Inc. as of December 31, 2016 and 2015. Audit fees consisted of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(b)	Audit-related fees relate to services provided to Creative Realities, Inc. as of December 31, 2016 and 2015. Audit-related fees consisted of fees for services provided in connection with the Form S-1.

(c)	Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning.

Our Board of Directors reviewed the audit services rendered by EisnerAmper, LLP during 2016 and 2015 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2017.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer	March 28, 2017
Richard Mills

/s/ John L. Walpuck	Chief Financial Officer and Chief Operating Officer	March 28, 2017
John J. Walpuck	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Alec Machiels	Chairman of the Board of Directors	March 28, 2017
Alec Machiels

/s/ David Bell	Director	March 28, 2017
David Bell

/s/ Donald Harris	Director	March 28, 2017
Donald Harris

/s/ Patrick O’Brien	Director	March 28, 2017
Patrick O’Brien
/s/ Eric J. Bertrand	Director	March 28, 2017
Eric J. Bertrand

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Creative Realities, Inc.

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Creative Realities, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 28, 2017

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,352	$1,361
Accounts receivable, net of allowance for doubtful accounts of $85 and $0, respectively	3,998	884
Unbilled receivables	242	81
Work-in-process and inventories	585	82
Prepaid expenses	168	348
Total current assets	6,345	2,756
Property and equipment, net	912	892
Intangibles, net	2,035	4,831
Goodwill	14,989	14,354
Other assets	138	203
TOTAL ASSETS	$24,419	$23,036

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term related party loans payable, net of $561 and $2 discount, respectively	$7,635	$150
Accounts payable	3,218	3,601
Accrued expenses	2,162	2,318
Deferred revenues	753	1,213
Customer deposits	606	-
Total current liabilities	14,374	7,282
Loans payable, net of $0 and $909 discount, respectively	-	2,280
Warrant liability	3,316	1,649
Deferred tax liabilities	610	358
Other liabilities	218	96
TOTAL LIABILITIES	18,518	11,665

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,690 and $7,544, respectively)	3,925	3,769

SHAREHOLDERS' EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 66,649 and 64,224 shares issued and outstanding, respectively	666	642
Additional paid-in capital	21,834	21,574
Accumulated deficit	(20,524)	(14,614)
Total shareholders' equity	1,976	7,602
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,419	$23,036

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2016	2015
Sales
Hardware	$3,031	$2,850
Services and other	10,642	8,621
Total sales	13,673	11,471

Cost of sales
Hardware	2,544	2,725
Services and other	4,271	5,144
Total cost of sales (exclusive of depreciation and amortization shown separately below)	6,815	7,869
Gross profit	6,858	3,602

Operating expenses:
Sales and marketing expenses	1,061	1,114
Research and development expenses	893	804
General and administrative expenses	6,393	6,947
Depreciation and amortization expense	2,003	2,027
Impairment loss on intangible assets	1,065	-
Total operating expenses	11,415	10,892
Operating loss	(4,557)	(7,290)

Other income (expenses):
Interest expense	(1,908)	(1,286)
Change in fair value of warrant liability	(982)	1,081
Gain on settlement of debt	1,008	-
Other income/(expense)	164	(114)
Total other expense	(1,718)	(319)
Net loss before income taxes	(6,275)	(7,609)
Benefit/(provision) from income taxes	365	(358)
Net loss	(5,910)	(7,967)
Dividends on preferred stock	463	344
Net loss attributable to common shareholders	$(6,373)	$(8,311)
Net loss per common share - basic and diluted	$(0.09)	$(0.16)
Net loss attributable to common shareholders	$(0.10)	$(0.17)
Weighted average shares outstanding - basic and diluted	65,443	49,790

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2016 and 2015

(in thousands, except shares)

			Additional
	Common Stock		paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total
Balance as of December 31, 2014	46,217,968	$462	$17,439	$(6,647)	$11,254
Issuance of common shares to affect the merger with ConeXus	16,000,000	160	3,360	-	3,520
Issuance of warrants with promissory notes	-	-	464	-	464
Shares issued in exchanges for warrants	975,000	9	(9)	-	-
Dividends on preferred stock	-	-	(344)	-	(344)
Stock-based compensation	-	-	254	-	254
Shares issued for services	771,892	8	146	-	154
Beneficial conversion feature on issuance of convertible promissory notes	-	-	401	-	401
Adjustment for options issued due to merger with Wireless Ronin Technologies, Inc.	-	-	(212)	-	(212)
Shares issued upon conversion of preferred stock	260,000	3	75	-	78
Net loss	-	-	-	(7,967)	(7,967)
Balance as of December 31, 2015	64,224,860	$642	$21,574	$(14,614)	$7,602
Shares issued upon conversion of preferred stock	1,205,882	12	295	-	307
Shares issued for restructured settlement program	1,219,189	12	155	-	167
Dividends on preferred stock	-		(463)	-	(463)
Stock-based compensation	-	-	273	-	273
Net loss	-	-	-	(5,910)	(5,910)
Balance as of December 31, 2016	66,649,931	$666	$21,834	$(20,524)	$1,976

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2016	2015
Operating Activities:
Net loss	(5,910)	(7,967)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,003	2,027
Amortization of debt discount	1,124	862
Stock-based compensation	273	254
Change in warrant liability	982	(1,081)
Allowance for doubtful accounts	85	(490)
Loss on lease termination	-	371
Warrants issued for services	36	-
Shares issued for serviced	-	154
Noncash interest added to promissory notes	102	-
Deferred tax provision	(365)	358
Loss on write-off of leasehold improvements	-	266
Impairment of intangible assets	1,065	-
Gain on debt settlement	(1,008)	-
Changes to operating assets and liabilities (net as of assets acquired and liabilities assumed in mergers):
Accounts receivable and unbilled revenues	(3,360)	4,371
Inventories	(503)	745
Prepaid expenses and other current assets	180	23
Other assets	65	45
Accounts payable	858	(802)
Deferred revenue	(460)	(1,281)
Accrued expenses	17	501
Customer deposits	606	-
Other non-current liabilities	104	(338)
Net cash used in operating activities	(4,106)	(1,982)
Investing activities
Purchases of property and equipment	(292)	(639)
Cash received in acquisition of Conexus	-	59
Net cash used in investing activities	(292)	(580)
Financing activities
Issuance of common stock	167	-
Issuance of convertible preferred stock and warrants	-	265
Issuance of loans payable and warrants, net of discount	4,510	4,244
Payments of loan payable	(288)	(1,050)
Payment of debt issuance costs	-	(109)
Net cash provided by financing activities	4,389	3,350
Decrease/(increase) in Cash and Cash Equivalents	(9)	788
Cash and Cash Equivalents, beginning of year	1,361	573
Cash and Cash Equivalents, end of year	1,352	1,361

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

All currency is rounded to the nearest thousands except share and per share amounts

NOTE 1: NATURE OF OPERATIONS AND LIQUIDITY

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Wireless Ronin Technologies Canada, Inc., and ConeXus World Global, LLC, a Kentucky limited liability company.

Liquidity

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. As of December 31, 2016, we had cash and cash equivalents of $1,352 and a working capital deficit of $(8,029). At December 31, 2016, our outstanding debt was due during 2017. In March 2017, we received a letter from our lender, Slipstream Communications, LLC, a related party, extending the maturity date for our debt to May 2018 (see Note 17). Additionally, we entered into a substantial business transaction with one of our customers resulting in a large cash receipt in the first quarter of 2017 that increased our cash and cash equivalents to $3.6 million in March 2017. Management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2017, we can continue as a going concern through at least March 31, 2018. However, we can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

The consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of the above uncertainty.

Major Acquisitions

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC pursuant to the Agreement and Plan of Merger and Reorganization for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt. As a result of the merger transaction, ConeXus World Global, LLC is a wholly owned operating subsidiary.

The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01. In accordance with the terms of the amendment to the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock, collectively referred to as holdback shares, were to be issued immediately upon the reorganization of the capital structure of a Belgian affiliate of ConeXus. As of the date of this report, this reorganization has not occurred and the Company will not be acquiring the ConeXus Belgian affiliate. Therefore, no liability has been recorded for these additional shares, the consideration has not been included in the purchase price allocation and the financial results of the Belgian affiliate have not been included in the consolidated financial statements, as discussed below.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Principles of Consolidation

The consolidated financial statements include the accounts of Creative Realities, Inc., our wholly owned subsidiaries ConeXus World Global LLC, Creative Realities, LLC and Wireless Ronin Technologies Canada, Inc. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

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

We enter into arrangements with customers that may include a combination of software products, system hardware, maintenance and support, or installation and training services. We allocate the total arrangement fee among the various elements of the arrangement based on the relative fair value of each of the undelivered elements determined by vendor-specific objective evidence (VSOE). In software arrangements for which we do not have VSOE of fair value for all elements, revenue is deferred until the earlier of when VSOE is determined for the undelivered elements (residual method) or when all elements for which we do not have VSOE of fair value have been delivered. We have determined VSOE of fair value for each of our products and services.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $3,031 and $2,850 for the years ended December 31, 2016 and 2015, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $10,642 and $8,621 for the years ended December 31, 2016 and 2015, respectively.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. As of December 31, 2016, the Company had substantially all cash invested in commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. As discussed in Note 4, we entered into a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse on October 15, 2015 which concluded on August 17, 2016. During that period, the majority of our receivables were factored. We determine our allowance for doubtful accounts based on the evaluation of the aging of its accounts receivable and on a customer-by-customer analysis of its high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 and $27 as of December 31, 2016 and 2015, respectively.

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

8.  Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with FASB ASC 360-10-05-4, Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360-10-05-4, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2016 and 2015.

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

Property and equipment consists of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015

Equipment	$1,644	$1,627
Leasehold improvements	673	723
Purchased and developed software	1,007	804
Furniture and fixtures	438	316
Other depreciable assets	27	27
Total property and equipment	3,789	3,497
Less: accumulated depreciation and amortization	(2,877)	(2,605)
Net property and equipment	$912	$892

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	5 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $272 and $274 for the years ended December 31, 2016 and 2015, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. We capitalized approximately $270 and $562 for the years ended December 31, 2016 and 2015, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We will be amortizing these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 36.0 and 27.9 million at December 31, 2016 and 2015, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the year ended December 31, 2016 and December 31, 2015 is after dividends on convertible preferred stock of $463 and $344, respectively.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of December 31, 2016 and 2015. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense to employees of $273 and $254 was charged to expense during the years ended December 31, 2016 and 2015, respectively.

14. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. Pursuant to FASB ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company used a measurement date of September 30 (see Note 7). An impairment loss was recognized during the year ended December 31, 2016. There was no impairment loss recognized during the year ended December 31, 2015.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates are the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods for property and equipment and definite lived intangible assets, valuation of warrants and other stock-based compensation, as well as valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates and terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Change in authorized shares

On February 11, 2016, the Company filed an S-1 Registration Statement registering 20,268,959 shares of common stock issuable upon conversion of its secured notes and upon exercise of the warrants. This S-1 was effective June 1, 2016.

17. Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, early adoption is permitted.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted, including the adoption in an interim period. If an entity adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated statement of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The guidance for this update was adopted in the last quarter for 2016 and did not have any impact on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes, which simplifies the presentation of deferred income taxes, which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. No prior periods were retrospectively adjusted.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of this standard did not have any impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, for public business entities, certain not-for-profit entities, and certain employee benefit plans. The effective date is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact, if any, the pronouncement will have on both historical and future financial positions and results of operations.

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

The following is the consideration transferred to effect the merger:

(in thousands)
Issuance of common shares to ConeXus shareholders	$3,520
Issuance of preferred shares to ConeXus shareholders	1,664
Issuance of convertible promissory note with warrants	150
Total consideration	$5,334

The fair value of the warrants was based on the Black-Scholes valuation model, using the CRI, Inc. share price on the merger date as an input.

The following assumptions were applied in determining the grant date fair value of the warrants awards:

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

Under the acquisition method of accounting, the total purchase price is allocated to the identifiable tangible and intangible assets of ConeXus World Global LLC acquired in the merger, based on their fair values at the merger date. The estimated fair values are based on the information that was available as of the merger date. We believe that the information provides a reasonable basis for estimating the fair values. The fair value of goodwill and other liabilities was updated to reflect a measurement period adjustment. A tax benefit of $635 was recognized on the Company’s consolidated statements of operations and would have been recorded for the year ended December 31, 2015 if the adjustment to the provisional amounts had been recognized as of the acquisition date. See Note 12: Income Taxes. The allocation of the purchase price has been allocated to assets acquired and liabilities assumed as follows:

(in thousands)
Current assets	$1,187
Property and equipment	47
Goodwill	4,629
Other intangible assets	1,750
Other assets	13
Total assets	7,626

Current liabilities	1,657
Deferred tax liabilities	635
Total liabilities	2,292

Estimated purchase price	$5,334

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

(Unaudited)	Year ended
December 31,
2015
Supplemental pro forma combined results of operations:

Net sales	$15,986
Net loss	$(8,399)

The pro forma financial information includes amortization expense from the acquired assets assuming the mergers occurred on January 1, 2015. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition.

NOTE 4: FINANCING ARRANGEMENTS

Factoring Agreement

On October 15, 2015, we entered into a Factoring Agreement with Allied Affiliated Funding, L.P. Under the Factoring Agreement, Allied Affiliated Funding, or “Allied,” was permitted, but not required to purchase approved receivables from the Company and its subsidiaries up to a maximum amount of $3.0 million. Upon receipt of any advance under the Factoring Agreement, the Company and its subsidiaries sold and assigned all of their rights in such receivables and all proceeds thereof to Allied, with recourse. The purchase price for receivables bought and sold under the Factoring Agreement was equal to their face amount less a 1.10% base discount. Added to the base discount is an additional .037% discount from the face value of a receivable for each day beyond 30 days that the receivable remained unpaid by the account debtor. The base discount was subject to adjustment in the event of changes in the prime lending rate as published by The Wall Street Journal. Allied provided advances under the Factoring Agreement net of an applicable reserve amount, as specified in the agreement. The obligations of the Company and its subsidiaries under the Factoring Agreement were secured by substantially all of the assets of the Company and its subsidiaries. Allied had the right under the Factoring Agreement to require the Company to repurchase any receivable earlier sold for a purchase price equal to the face value of the receivable. The Factoring Agreement had an initial term of one year, subject to potential one-year renewals thereafter, unless earlier terminated (or not renewed) in accordance with the agreement. The Company terminated the Factoring Agreement on August 17, 2016, upon payment to Allied of an early termination fee equal to $37.5. The table below provides an analysis of the accounts receivables factored at December 31, 2015. There were no receivables factored at December 31, 2016.

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

Description	Fair Value	Quote Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Warrant liabilities at December 31, 2015	$1,649	-	-	$1,649
Warrant liabilities at December 31, 2016	$3,316	-	-	$3,316

The change in level 3 fair value is as follows:

Warrant liability December 31, 2015	$1,649
New warrant liabilities	685
Increase in fair value of warrant liability	982
Ending warrant liability as of December 31, 2016	$3,316

NOTE 6: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	December 31,	December 31,
	2016	2015
Finished goods	$138	$69
Work-in-process	447	13
Total inventories	$585	$82

Supplemental Cash Flow Information:	December 31,
	2016	2015
Cash paid for interest	$363	$150
Cash paid for taxes	$11	$38
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$463	$344
Adjustment for options issued due to merger with Wireless Ronin Technologies, Inc.	$-	$(212)
Issuance of notes in exchange for accounts payable	$288	$-
Issuance of notes in lieu of interest	$-	$5
Exchange of warrants for common stock	$-	$9
Issuance of stock upon conversion of preferred stock	$307	$78
Common and preferred shares issued for ConeXus merger	$-	$5,184
Issuance of stock in exchange for accounts payable	$86	$-

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in goodwill for the period from January 1, 2015 to December 31, 2016 are as follows (in millions):

Goodwill at January 1, 2015	$10,572
Measurement period adjustment for WRT purchase September 30, 2015	(212)
Goodwill from merger with ConeXus October 15, 2015 (Note 3), as adjusted	4,629
Goodwill at December 31, 2016	$14,989

Other Intangible Assets

Other intangible assets consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	4,190	2,433	4,190	1,598
Customer relationships	2,460	1,404	2,460	584
Trademarks and trade names	680	393	680	317
	7,330	4,230	7,330	2,499
Accumulated amortization	4,230		2,499
Impairment loss on technology platform	1,065		-
Net book value of amortizable intangible assets	2,035		4,831

For the years ended December 31, 2016 and 2015, amortization of intangible assets charged to operations was $1,731 and $1,753, respectively.

Estimated amortization is as follows:

Year ending December 31,
2017	$1,160
2018	739
2019	76
2020	60

The Company has made comprehensive upgrades to its technology platform. Due to these upgrades, the Company evaluated the recoverability of the carrying amount of the original technology platform intangible asset at September 30, 2016. Based upon this evaluation, the Company determined that the technology platform intangible asset was impaired as its value was not recoverable and exceeded its fair value. The Company recognized an impairment loss of $1,065 in 2016.

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

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration for purchase orders expected to be completed in the fourth quarter of 2016 and orders actively being negotiated for fiscal 2017. We also used these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. Based on the Company's assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2016.

The Company updated our goodwill analysis as of December 31, 2016 using our actual fourth quarter 2016 results and updated projected 2017 results noting no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

At the end of December 2016 and the beginning of January 2017, Slipstream Communications, LLC, a related party, see Note 11: Related Party Transactions, purchased all of our outstanding debt from the original debtholders. The terms of the debt have remained the same. The outstanding debt with detachable warrants are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants

12/12/2016	$787	$-	$787	8/17/2017	1,542,452	8.0% interest
8/17/2016	3,000	-	3,000	8/17/2017	5,882,352	8.0% interest
6/29/2016	50	1	51	4/15/2017	89,286	14% interest*
6/13/2016	200	14	214	4/15/2017	357,143	14% interest*
6/13/2016	250	8	258	4/15/2017	446,429	14% interest*
5/3/2016	500	7	507	4/15/2017	892,857	14% interest*
12/28/2015	150	3	153	4/15/2017	267,857	14% interest*
12/28/2015	500	10	510	4/15/2017	892,857	14% interest*
12/28/2015	600	12	612	4/15/2017	1,071,429	14% interest*
10/26/2015	300	7	307	4/26/2017	535,714	14% interest*
10/15/2015	150	3	153	4/15/2017	267,857	14% interest*
10/15/2015	500	12	512	4/15/2017	892,857	14% interest*
6/23/2015	400	12	412	4/15/2017	640,000	14% interest*
6/23/2015	119	18	137	4/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest *
5/20/2015	465		465	4/15/2017	762,295	14% cash interest
	$7,971	$107	$8,078		15,476,595
Debt discount			(561)
Unpaid interest			118
Total debt	$7,971		$7,635

* 12% cash, 2% added to principal

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below (see Note 11), wherein we borrowed $786 with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we incurred fees aggregating $37. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 11), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the new debt, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement (see Note 4), (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 9), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, Conexus World Global, LLC, and Broadcast International, Inc. — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361.

See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note matures on April 15, 2017, unless the holder of a note elects to extend the maturity date for an additional six-month period, in which case such note will mature on October 15, 2017. On January 17, 2017, Slipstream Communications, LLC elected to extend the maturity date of the convertible promissory notes to October 15, 2017. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at its conversion rate. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms. See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

In December 2016 and January 2017, Slipstream Communications, LLC purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes have remained the same. Further discussion of the notes follows.

On June 29, 2016, we entered into a secured convertible promissory note in the principal amount of $50 and an immediately exercisable five-year warrant to purchase up to 89,286 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $6. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term demand notes entered into in July 2015 totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and immediately exercisable five-year warrants to purchase up to 803,572 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). This exchange is accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57. On December 20, 2016, $200 of this note was subsequently purchased by Slipstream Communications, LLC, the remaining $250 was already owed to Slipstream Communications, LLC.

On or about May 3, 2016, we entered into a secured convertible promissory note in the principal amount of $500,000 and an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $89. This note was subsequently purchased by Slipstream Communications, LLC on December 22, 2016.

On December 28, 2015, we entered into secured convertible promissory notes in the aggregate principal amount of $1,250 and an immediately exercisable five-year warrant to purchase up to 2,232,143 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $88. The fair value of the warrants on the issuance date was $166. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 26, 2015, we entered into a secured convertible promissory note in the principal amount of $300 together with an immediately exercisable five-year warrant to purchase up to 535,714 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $15. The fair value of the warrants on the issuance date was $61. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 15, 2015, the Company entered into a secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $107. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On June 23, 2015, the Company entered into a secured convertible promissory note in the principal amount of $400 together with an immediately exercisable five-year warrant to purchase up to 640,000 shares of the Company’s common stock at a per-share price of $0.30 (subject to adjustment). The fair value of the warrants on the issuance date was $78. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 75,000 shares of the Company’scommon stock valued at $16.5. This change was accounted for as a modification of the debt. The $16.5 is recognized as additional debt discount that will be amortized over the remaining life of the debt. This note was subsequently purchased by Slipstream Communications, LLC on December 29, 2016.

On May 20, 2015, the Company entered into a secured convertible promissory note in the principal amount of $465 together with a five-year immediately exercisable warrant to purchase up to 762,295 shares of the Company’s common stock at a per-share price of $0.30, (subject to adjustment). The fair value of the warrants on the issuance date was $167. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a secured convertible promissory note in the principal amount of $585 maturing on August 18, 2016, together with new immediately exercisable five-year warrants to purchase up to 935,210 shares of the Company’s common stock at a price of $0.30 per share, (subject to adjustment). The fair value of the warrants on the issuance date was $114. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of the Company’s common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

On February 18, 2015, the Company entered into a secured convertible promissory note in the principal amount of $1.0 million together with an immediately exercisable a five-year warrant to purchase up to 1,515,152 shares of the Company’s common stock at a per-share price of $0.38. The warrant had a fair value of $272 on the date of issuance. On December 21, 2015, this warrant was surrendered in exchange for 975,000 shares of the Company’s common stock in a noncash transaction. The interest on this note was payable 12% in cash and 2% as additional principal amount to the note. This note was paid in full on October 15, 2015.

NOTE 9: STRUCTURED SETTLEMENT PROGRAM

In August 2016, the Company settled debt of $90 for $35 cash payment, resulting in a gain on debt settlement of $55. In June 2016, the Company settled debt of $614 for $123 cash payment and the issuance of 409,347 shares of the Company’s restricted common stock, fair value at conversion date of $85, and recognized a gain on debt restructuring of $406. In conjunction with this debt settlement, an additional 809,842 shares of restricted common stock were issued to investors for cash to facilitate the settlement of a portion of the $614 debt.

In March 2016, the Company issued 8.00% nonconvertible promissory notes in favor of certain general unsecured creditors in the aggregate principal amount of $288 to settle an aggregate amount of $839 of accounts payable, accrued expenses and other liabilities. The aggregate amount of payables, accrued expenses and other liabilities was subsequently revised to $796. In September 2016, the amounts previously settled with nonconvertible promissory notes were paid in cash of $249 resulting in a gain on the debt settlement of $547. No gain was previously recorded.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $335, which is included in accounts payable in the accompanying consolidated balance sheets, initiated a breach-of-contract lawsuit against us. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company. Also in February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $70, which is included in accounts payable in the accompanying consolidated balance sheets, filed a motion for summary judgment against us. We have filed an opposition motion to the request for summary judgment, and have initiated a counter-claim in the same venue. It is our objective that we reach a negotiated settlement with the vendor. At this time, we do not believe this matter individually is likely to have a material adverse impact on the Company

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 are as follows:

Year ending December 31,	Lease Obligations
2017	$548
2018	465
2019	427
2020	352
2021	52
Total future minimum obligations	$1,844

Rent expense totaled $416 and $448 for the years ended December 31, 2016 and 2015, respectively, and is included in General and Administrative expenses. During 2015, the Company closed its offices in Minnetonka, MN and New York, NY resulting in a charge of $371 to record the loss on the lease, reversal of previously recognized deferred rent, and write off all related leasehold improvements.

Our CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied.

NOTE 11: RELATED PARTY TRANSACTIONS

In December 2016 and January 2017, the Company’s majority shareholder and investor, Slipstream Communications LLC acquired all of the Company outstanding debt (see Note 8).

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. This note was repaid on January 12, 2017.

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

For the year ended December 31, 2016, the Company had sales with a related party entity that is 22.5% owned by a member of senior management. Sales were $1,344. Accounts receivable due from the related party was $543 at December 31, 2016.

In December 2015, in connection with the offer and sale of the December 28, 2015 secured convertible promissory notes, the Company issued five-year warrants to Slipstream Communications LLC to purchase up to 1,750,000 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment) in consideration of additional covenants and facilitating the financing.

In October 2015, in connection with the ConeXus acquisition, the Company entered into a Securities Purchase Agreement with our CEO under which it offered and sold a secured $150 14% interest convertible promissory note with an immediately exercisable five-year warrant to purchase up to 267,857 shares of the Company’s common stock at a per-share price of $0.28

In July 2015, the Company obtained two 1% demand promissory notes in the amounts of $100 and $50 from related party investors. These notes are due within ten business days of the holder’s written demand.

In May 2015, the Company entered into a Securities Purchase Agreement with Slipstream Communications LLC under which it offered and sold a secured $465 - 14% interest convertible promissory note with a five-year warrant immediately exercisable to purchase up to 762,295 shares of common stock at a per-share price of $0.30. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a $585 - 14% convertible promissory note, maturing on August 18, 2016, with new five-year warrants to purchase up to 935,210 shares of common stock at a price of $0.30 per share, in a private placement exempt from registration under the Securities Act of 1933. The interest is payable 12% in cash and 2% as additional principal amount to the note. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of common stock valued at $24. This change was accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

In February 2015, the Company entered into an agreement with Slipstream Communications, LLC and two other related party investors to purchase 265,000 shares of convertible preferred stock with an immediately exercisable five-year warrant to purchase up to 331,250 shares of the Company’s common stock at the as adjusted per-share price of $0.37 for $50.

NOTE 12: INCOME TAXES

Our gross deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated federal NOL carryforward after application of the IRC Section 382 limitation is $19.3 million and foreign NOL carryforward is $7.0 million as of December 31, 2016.

A summary of the deferred tax assets and liabilities is included below:

	December 31,
	2016	2015

Deferred tax assets (liabilities):
Reserves	$35	$10
Property and equipment	171	148
Accrued expenses	1,034	909
Severance	39	245
Non-qualified stock options	420	422
Net foreign carryforwards	1,844	1,359
Net operating loss and credit carryforwards	8,054	7,514
Intangibles	907	253

Total deferred tax assets	12,504	10,860
Valuation allowance	(13,114)	(11,218)

Net deferred tax liabilities	$(610)	$(358)

	Year ended December 31,
	2016	2015
Tax provision summary
State income tax	$18	$-
Deferred tax benefit, release of valuation allowance	(635)	-
Deferred tax benefit - federal	(1,101)	(2,376)
Deferred tax benefit - state	(89)	(173)
Deferred tax benefit - foreign	(453)	(29)
Change in valuation allowance	1,895	2,936
Tax (benefit)/expense	$(365)	$358

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2016	2015
Federal statutory rate	-34.00%	-34.00%
State taxes	-2.75%	-2.26%
Foreign rate differential	3.11%	-
Stock-based compensation	1.78%	-
Other	1.42%	0.55%
PY Deferred True-ups and Rate Differential	-1.52%	-
Changes in valuation allowance	36.72%	40.32%
Effective tax rate	4.80%	4.61%

NOTE 13: CONVERTIBLE PREFERRED STOCK AND WARRANTS

During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock for 1,205,882 shares of common stock.

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

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at December 31, 2016.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19

Remaining Expected Term at December 31, 2016	Risk Free Interest Rate at December 31, 2016	Volatility at December 31, 2016	Stock Price at December 31, 2016
2.64-4.95	1.93%	48.54%	$0.31

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2015	4,590,576	4.75	3.33	7,015,125	0.50	4.64
Issued with promissory note to CEO as part of ConeXus merger	-	-	-	267,857	0.28	4.79
Warrants issued to financial advisors	-	-	-	1,750,000	0.28	4.62
Warrants isued with Preferred Stock	-	-	-	331,250	0.37	4.13
Warrants issued with Promissory Notes	1,575,210	0.28	4.48	4,423,009	0.28	4.62
Balance, December 31, 2015	6,165,827	3.61	2.88	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	500,000	0.28	4.46
Warrants issued with promissory notes	-	-	-	1,785,715	0.28	4.40
Warrants issued with term loan	-	-	-	7,424,804	0.28	4.69
Warrants expired	(1,116,359)	11.52	-	-	-	-
Balance December 31, 2016	5,049,468	1.74	2.32	23,497,760	0.31	3.80

NOTE 14: STOCKHOLDERS’ EQUITY

As stated above, during 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock in exchange for 1,205,882 shares of common stock. In conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors (see Note 9).

On October 15, 2015, directly related to the ConeXus merger, we issued 16,000,000 shares of our common stock valued at $0.22 per share on the acquisition date for a fair value of $3.52 million.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,444,999	8.56	$0.28	2,855,825	$0.28
$0.65 - $0.79	30,000	7.04	0.79	90,000	$0.79
$0.80 - $12.25	15,500	5.59	3.73	15,500	$3.73
	7,490,499	8.55	$0.29

	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2015	7,898,578	$0.33
Granted	725,000	0.18
Exercised	-	-
Forfeited or expired	(1,133,079)	0.52
Balance, December 31, 2016	7,490,499	$0.29

On November 11, 2016, the Company granted 10-year options to purchase 425,000 shares of its common stock to an employee. The options vest over 4 years and have an exercise price of $0.18. The fair value of the options on the grant date was $0.09 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.14%
Expected term	6.25 years
Expected price volatility	47.89%
Dividend yield	-

On May 25, 2016, the Company granted 10-year options to purchase 300,000 shares of its common stock to an employee. The options vest over 4 years and have an exercise price of $0.19. The fair value of the options on the grant date was $0.10 and was determined using the Black-Sholes model. The following inputs were used:

Risk-free interest rate	1.24%
Expected term	6.25 years
Expected price volatility	51.12%
Dividend yield	-

The weighted average remaining contractual life for options exercisable is 8.55 years as of December 31, 2016.

NOTE 15: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. There are 7,124,999 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the years ended December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
Stock-based compensation costs included in:
Cost of sales	$1	$18
Sales and marketing expenses	74	18
General and administrative expenses	198	218
Total stock-based compensation expenses	$273	$254

At December 31, 2016, there was approximately $838 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 2.6 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model. The weighted average estimated fair value of stock options granted during the years ended December 31, 2016 and 2015 was $0.18 and $0.19 per share, respectively. The values set forth above were calculated using the following weighted average assumptions:

Risk-free interest rate	1.18%
Expected term	10.0 years
Expected price volatility	49.2%
Dividend yield	0%

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment behavior, so we estimate the expected term of awards granted by taking the average of the vesting term and the contractual term of the awards, referred to as the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company used historical closing stock price volatility for a period of 2 years. Although the Company has historical pricing for a period equal to the expected life of the respective awards, the Company used a shorter period of time to exclude certain anomalies that occurred prior to 2014. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

Our stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures as permitted by FASB ASU 2016-09, Stock Compensation, wherein a Company can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company applied a pre-vesting forfeiture rate of 10%.

NOTE 16: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. There is currently no plan for an employer contribution match or company discretionary contributions.

NOTE 17: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the years ended December 31, 2016 and 2015, were in the United States and Canada.

Major Customers

We had 2 and 3 customers that accounted for 71% and 53% of accounts receivable as of December 31, 2016 and 2015, respectively. In 2015, we no longer were doing business with our largest customer that accounted for 16% of 2015 sales. We do not believe the loss of this customer will have a material adverse effect on our business.

The Company had 3 customers that accounted for 56% and 48% of revenue for the years ended December 31, 2016 and 2015, respectively.

NOTE 18: SUBSEQUENT EVENTS

On January 12, 2017, Slipstream Communications, LLC completed its purchase of all of our outstanding debt from the original debtholders. The terms of the debt have remained the same. On January 17, 2017, Slipstream Communications, LLC elected to extend the maturity date of the Convertible Promissory Notes to October 15, 2017 as permitted under the Convertible Promissory Notes agreement. On March 21, 2017, Slipstream Communications, LLC agreed to extend the maturity date of our convertible promissory notes and the term loan to May 2018.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of August 11, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

2.2	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 15, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-4 filed with the SEC on August 18, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

4.2	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.1	Securities Purchase Agreement dated February 18, 2015 by and between Creative Realities, Inc. and Mill City Ventures II, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Secured Convertible Promissory Note dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.3	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.4	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.5	Separation Agreement with Paul Price dated as of May 5, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.6	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.7	Warrant to Purchase Common Stock, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.8	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.9	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.10	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

E-1

10.11	Factoring Agreement dated October 15, 2015, by and among the registrant and Allied Affiliated Funding, L.P. (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

10.12	Warrant dated December 22, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 4, 2016)

10.13	Form of Amended and Restated Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.14	Form of Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.15	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.16	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.17	Form of Amended and Restated Security Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.18	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.19	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.20	Secured Term Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.22	Employment Agreement with John Walpuck (filed herewith)

10.23	Employment Agreement with Richard Mills (filed herewith)

10.24	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.25	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

21.1	List of Subsidiaries (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

23.1	Consent of EisnerAmper LLP (filed herewith)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-2