Form 10-Q
period 2017-03-31
CREATIVE REALITIES, INC.
filed 2017-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 28, 2017, the registrant had 67,592,088 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,404	$1,352
Accounts receivable, net of allowance of $103 and $85, respectively	1,815	3,998
Unbilled receivables	252	242
Work-in-process and inventories	738	585
Prepaid expenses and other current assets	167	168
Total current assets	6,376	6,345
Property and equipment, net	974	912
Intangibles, net	1,712	2,035
Goodwill	14,989	14,989
Other assets	147	138
TOTAL ASSETS	$24,198	$24,419
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net of discount of $292 and $561, respectively	$7,143	$7,635
Accounts payable	1,654	3,218
Accrued expenses	3,757	2,162
Deferred revenues	689	753
Customer deposits	350	606
Dividends payable	113	-
Total current liabilities	13,706	14,374
Warrant liability	3,336	3,316
Deferred tax liabilities	673	610
Other liabilities	218	218
TOTAL LIABILITIES	17,933	18,518
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,563 and $7,690, respectively)	3,685	3,925
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 67,592 and 66,649 shares issued and outstanding, respectively	676	666
Additional paid-in capital	22,022	21,834
Accumulated deficit	(20,118)	(20,524)
Total shareholders' equity	2,580	1,976
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,198	$24,419

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Sales
Hardware	$538	$658
Services and other	5,881	1,777
Total sales	6,419	2,435
Cost of sales
Hardware	533	740
Services and other	3,039	550
Total cost of sales (exclusive of depreciation and amortization shown below)	3,572	1,290
Gross profit	2,847	1,145
Operating expenses:
Sales and marketing expenses	418	240
Research and development expenses	157	246
General and administrative expenses	1,747	1,717
Depreciation and amortization expense	402	539
Total operating expenses	2,724	2,742
Operating income/(loss)	123	(1,597)

Other income (expenses):
Interest expense	(484)	(397)
Change in fair value of warrant liability	(20)	279
Gain on settlement of debt	866	-
Other income/(expense)	-	12
Total other income/(expense)	362	(106)
Income/(loss) before income taxes	485	(1,703)
Provision for income taxes	(79)	(63)
Net income/(loss) from operations	406	(1,766)
Dividends on preferred stock	(113)	(112)
Net income/(loss) attributable to common shareholders	$293	$(1,878)
Basic earnings/(loss) per common share	$0.00	$(0.03)
Diluted earnings/(loss) per common share	$0.00	$(0.03)
Weighted average shares outstanding - basic	67,112	64,479
Weighted average shares outstanding - diluted	96,711	64,479

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income/(loss)	$406	$(1,766)
Adjustments to reconcile net income/(loss) to net cash in operating activities
Depreciation and amortization	402	539
Amortization of debt discount	269	184
Stock-based compensation	71	72
Change in warrant liability	20	(279)
Deferred tax provision	63	63
Allowance for doubtful accounts	18	-
Increase in notes due to in-kind interest	25	24
Warrant issued for services	-	20
Gain on settlement of debt and write-off of Broadcast International, Inc.	(866)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	2,155	(153)
Inventories	(153)	(54)
Prepaid expenses and other current assets	1	(15)
Other assets	(9)	19
Accounts payable	(759)	127
Deferred revenue	(64)	(256)
Accrued expenses	1,656	483
Deposits	(256)	-
Other non-current liabilities	-	27
Net cash provided by/(used) in operating activities	2,979	(965)
Investing activities
Purchases of property and equipment	(141)	(57)
Net cash used in investing activities	(141)	(57)
Financing activities
Payments on debt	(786)	-
Net cash used in financing activities	(786)	-
Increase/(decrease) in Cash and Cash Equivalents	2,052	(1,022)
Cash and Cash Equivalents, beginning of period	1,352	1,361
Cash and Cash Equivalents, end of period	$3,404	$339

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

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed in the accompanying condensed consolidated financial statements. The accompanying year-end condensed consolidated balance sheet was derived from the audited financial statements included in the annual financial statements but does not include all disclosures required by U.S. GAAP. The accompanying interim financial statements are unaudited, and reflect all adjustments that in the opinion of management are necessary for a fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s 10-K filed with the SEC on March 28, 2017.

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

Liquidity

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended March 31, 2017 and 2016 we recognized net income/(loss) of $406 and $(1,766) respectively. As of March 31, 2017, we had cash and cash equivalents of $3,404 and a working capital deficit of $(7,330). In March 2017, we received a letter from our lender, Slipstream Communications, LLC, a related party, addressing their intent to extend the maturity date for our debt to May 30, 2018. . Management believes that due to the expected extension of our debt maturity date, our current cash balance and our operational forecast and liquidity projection for 2017, we can continue to meet our obligations and operate as a going concern through at least May 2018.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Principles of Consolidation

The condensed consolidated financial statements include the accounts of Creative Realities, Inc., our wholly owned subsidiaries ConeXus World Global LLC, Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

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

Software design and development services Software as a service Software and software license sales Maintenance and support services

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 910, Contractors-Construction, ASC 605, Revenue Recognition, ASC 605-25, Accounting for Revenue Arrangements with Multiple Deliverables and ASC subtopic 985-605, Software. In the event of a multiple-element arrangement, we evaluate each element of the transaction to determine if it represents a separate unit of accounting, taking into account all factors following the guidelines set forth in FASB ASC 985-605-25-5:

(i)	persuasive evidence of an arrangement exists;

(ii)	delivery has occurred, which is when product title transfers to the customer, or services have been rendered;

(iii)	customer payments are fixed or determinable and free of contingencies and significant uncertainties; and

(iv)	collection is reasonably assured. If it is determined that collection of a fee is not reasonably assured, we defer the revenue and recognize it at the time collection becomes reasonably assured, which is generally upon receipt of cash payment. Revenues are reported on a net basis.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $538 and $658 for the three months ended March 31, 2017 and 2016, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $5,881 and $1,777 for the three months ended March 31, 2017 and 2016, respectively. The increase in the three months ended March 31, 2017 was related to software license sales.

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

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. At March 31, 2017 and December 31, 2016, the Company had substantially all cash invested in commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. The Company recognized a reserve for doubtful accounts of $103 and $85 at March 31, 2017 and December 31, 2016, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 as of March 31, 2017 and December 31, 2016.

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

FASB ASC 820-10, Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to our financial instruments, do not purport to represent our aggregate net fair value. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the loan payable approximates carrying value based on the interest rates in the agreement compared to current market interest rates. The fair value of the warrant liabilities is calculated using a Black-Scholes model, which approximates a binomial model due to probability factors used to determine the fair value. The calculation of this liability is based on Level 3 inputs. See Notes 3 and 11 for further discussion on the valuation of warrant liabilities.

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

 Depreciation and amortization expense was $79 and $69 for the three months ended March 31, 2017 and 2016, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. The Company capitalized approximately $135 and $41 for the three months ended March 31, 2017 and 2016, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 35.9 and 29.4 million at March 31, 2017 and March 31, 2016, respectively, were excluded from the computation of income/(loss) per share. Additionally, the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes of 15.4 and 42.7 million were excluded at March 31, 2017 and 2016, respectively, as their effect was antidilutive. Net income/(loss) attributable to common shareholders for the three months ended March 31, 2017 and 2016 is after dividends on convertible preferred stock of $113 and $112, respectively.

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

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of March 31, 2017 and December 31, 2016.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Stock Compensation, that permits the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option-pricing model.  Stock-based compensation expense to employees of $71 and $72 was charged to expense during the three months ended March 31, 2017 and 2016, respectively.

14. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three months ended March 31, 2017 and 2016 (see Note 5).

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, recognition of revenue, deferred tax assets, deferred revenue, depreciable lives and depreciation methods for property and equipment, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01. Business Combinations, guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The guidance must be adopted on a prospective basis.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance with respect to measuring credit losses on financial instruments, including trade receivables. This guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact, if any that the adoption of this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are in process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements. Upon adoption, we expect that the allocation of revenue between hardware and other to result in insignificant changes as compared with current GAAP. However, we expect the timing of hardware sales to occur earlier and service and other to later than under current GAAP. We also expect the recognition of our sales commission expenses will be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 11 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at March 31, 2017.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2016	$3,316	-	-	$3,316
Warrant liabilities at March 31, 2017	$3,336	-	-	$3,336

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2016				$3,316
New warrant liabilities				-
Increase in fair value of warrant liability				20
Ending warrant liability as of March 31, 2017				$3,336

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	March 31,	December 31,
	2017	2016
Finished goods	$445	$138
Work-in-process	293	447
Total inventories	$738	$585

	Three Months Ended
	March 31,
	2017	2016
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$113	$112
Issuance of notes in exchange for accounts payable	$-	$288
Issuance of stock upon conversion of preferred stock	$240	$100

NOTE 5: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,		December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	2,865	2,272	4,190	2,433
Customer relationships	2,460	1,609	2,460	1404
Trademarks and trade names	680	412	680	393
	6,005	4,293	7,330	4,230
Accumulated amortization	4,293		4,230
Impairment loss on technology platform	-		1,065
Net book value of amortizable intangible assets	1,712		2,035

For the three months ended March 31, 2017 and 2016, amortization of intangible assets charged to operations was $323 and $470, respectively.

The Company has made comprehensive upgrades to its technology platform. Due to these upgrades, the Company evaluated the recoverability of the carrying amount of the original technology platform intangible asset at September 30, 2016. Based upon this evaluation, the Company determined that the technology platform intangible asset was impaired as its value was not recoverable and exceeded its fair value. The Company recognized an impairment loss of $1,065 in the quarter ended September 30, 2016.

NOTE 6: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants
8/17/2016	$3,000	$-	$3,000	8/17/2017	5,882,352	8.0% interest
6/29/2016	50	1	51	10/15/2017	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	16	216	10/15/2017	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	10	260	10/15/2017	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	8	508	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	4	154	10/15/2017	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	13	513	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	15	615	10/15/2017	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	9	309	10/15/2017	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	4	154	10/15/2017	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	15	515	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	14	414	10/15/2017	640,000	14% interest - 12% cash, 2% added to principal
6/23/2015	119	22	141	10/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465		465	10/15/2017	762,295	14% interest - 12% cash, 2% added to principal
	$7,184	$131	$7,315		13,934,143
Debt discount			(292)
Unpaid interest			120
Total convertible promissory notes	$7,184		$7,143

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below (see Note 9), wherein we borrowed $786 with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we incurred fees aggregating $37. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 9), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the new debt, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 7), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361.

See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory notes mature on October 15, 2017. On January 17, 2017, Slipstream Communications, LLC elected to extend the maturity date of the convertible promissory notes to October 15, 2017. In March 2017, Slipstream Communications, LLC, our lender and a related party, provided us with a letter of intent to extend the maturity date of our debt to May 2018. At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at its conversion rate. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms. See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants.

In December 2016 and January 2017, Slipstream Communications, LLC purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes have remained the same as addressed above. Further discussion of the notes follows.

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

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term demand notes entered into in July 2015 totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and immediately exercisable five-year warrants to purchase up to 803,572 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). This exchange was accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57. On December 20, 2016, $200 of this note was subsequently purchased by Slipstream Communications, LLC, the remaining $250 was already owed to Slipstream Communications, LLC.

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

NOTE 7: STRUCTURED SETTLEMENT PROGRAM

In March 2017, the Company settled and/or wrote off debt of $1,109 for $243 cash payment and recognized a gain of $866. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

None

NOTE 9: RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2017, the Company had sales with a related party entity that is 22.5% owned by a member of senior management. Sales were $108 for the quarter ended March 31, 2017 and there were no sales during the quarter ended March 31, 2016. Accounts receivable due from the related party was $642 and $543 at March 31, 2017 and December 31, 2016, respectively.

In December 2016 and January 2017, the Company’s majority shareholder and investor, Slipstream Communications LLC acquired all of the Company’s outstanding debt (see Note 6).

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. This note was repaid on January 12, 2017.

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

NOTE 10: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $19.3 million and foreign NOL carryforward is $7.0 million as of March 31, 2017. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

For the three months ended March 31, 2017, we reported tax expense of $79; $63 resulting from the goodwill on the acquisition of Wireless Ronin Technologies and $16 related to first quarter income.  The net deferred liability at March 31, 2017 of $673 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the Company’s deferred tax assets.

NOTE 11: CONVERTIBLE PREFERRED STOCK AND WARRANTS

During the quarter ended March 31, 2017, accredited investors converted 240,250 shares of Convertible Preferred Stock for 942,157 shares of common stock. During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock for 1,205,882 shares of common stock.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at March 31, 2017.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19

Remaining Expected Term at March 31, 2017	Risk Free Interest Rate at March 31, 2017	Volatility at March 31, 2017	Stock Price at March 31, 2017
2.36-4.70	1.93%	65.43%	$0.28

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)		Weighted Average	Warrants (Liability)		Weighted Average
	Amount	Weighted Average Exercise Price	Remaining Contractual Life	Amount	Weighted Average Exercise Price	Remaining Contractual Life
Balance January 1, 2017	5,049,468	1.86	2.32	23,497,760	0.31	3.80
Warrants expired	(45,000)	0.75	-	-	-	-
Balance March 31, 2017	5,004,468	1.88	2.09	23,497,760	0.31	3.56

NOTE 12: STOCKHOLDERS’ EQUITY

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,444,999	8.31	$0.28	3,288,637	$0.28
$0.66 - $0.79	30,000	6.79	0.79	30,000	$0.79
$0.80 - $12.25	15,500	5.34	3.73	15,500	$3.73
	7,490,499	8.55	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2016	7,490,499	$0.29
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, March 31, 2017	7,490,499	$0.29

The weighted average remaining contractual life for options exercisable is 8.30 years as of March 31, 2017.

NOTE 13: STOCK-BASED COMPENSATION

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

Compensation expense recognized for the issuance of stock options for the three ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation costs included in:
Costs of sales	$2	$-
Sales and marketing expense	19	19
General and administrative expense	50	53
Total stock-based compensation expense	$71	$72

At March 31, 2017, there was approximately $767 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 2.3 years and will be adjusted for any future changes in estimated forfeitures.

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

NOTE 14: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three months ended March 31, 2017 and 2016 were in the United States and Canada.

Major Customers

We had 2 and 3 customers that in the aggregate accounted for 49% and 71% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively.

The Company had 1 and 4 customers that accounted for 68% and 63% of revenue for the three months ended March 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 28, 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the three months ended
	March 31,		Change
	2017	2016	Dollars	%
Sales	$6,419	$2,435	$3,984	164%
Cost of sales (exclusive of depreciation and amortization shown below)	3,572	1,290	2,282	177%
Gross profit	2,847	1,145	1,702	149%
Sales and marketing expenses	418	240	178	74%
Research and development expenses	157	246	(89)	-36%
General and administrative expenses	1,747	1,717	30	2%
Depreciation and amortization expense	402	539	(137)	-25%
Total operating expenses	2,724	2,742	(18)	-1%
Operating income/(loss)	123	(1,597)	1,720	-108%
Other income/(expenses):
Interest expense	(484)	(397)	(87)	22%
Change in fair value of warrant liability	(20)	279	(299)	-107%
Gain on settlement of debt	866	-	866	100%
Other income/(expense)	-	12	(12)	-100%
Total other income/(expense)	362	(106)	468	-442%
Net income/(loss) before income taxes	485	(1,703)	2,188	-128%
Provision from income taxes	(79)	(63)	(16)	25%
Net income/(loss)	$406	$(1,766)	$2,172	-123%

Sales

Sales increased by $3,984 or 164% in 2017 compared to 2016.  The increase was primarily due to an increase in sales from one longstanding customer of approximately $4,200 associated with a nonrecurring project completed in connection with a significant client initiative, offset by decreases of approximately $750 associated with reduction of certain nonrecurring project sales related to three other longstanding customers. The Company also experienced growth in sales from existing customer relationships and sales associated with the acquisition of new customers.

Gross Profit

Gross profit margin on a percentage basis decreased to 44% in 2017 from 47% in 2016, and increased by $1,702 in absolute dollars during the same period. The decrease in gross profit margin percentage and increase in absolute dollars is the result of lower margin from the sales to the one longstanding customer noted above. Excluding other hardware costs not directly attributable to our hardware sales, the Company’s hardware gross profit would be approximately 10%.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $178 or 74% in 2017 compared to 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses decreased by $89 or 36% in 2017 compared to 2016. The decrease was primarily due to certain software development costs that met the criteria to be capitalized.

General and Administrative Expenses

Total general and administrative expenses increased by $30 or 2% in 2017 compared to 2016. The increase was primarily due to an increase in personnel costs of $75 offset by decreases in legal and consulting fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $137 or 25% in 2017 compared to 2016. This decrease was primarily a result of the reduction in amortization expense relate to the impairment of intangible assets recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 11 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability.

Gain on Settlement of Debt

In January 2016, in light of the Company’s outstanding accounts payable and accrued expense liabilities due to its unsecured historical creditors, long-term contractual commitments due to other historical creditors, and disputes with certain historical creditors, we initiated a comprehensive program to enter into negotiated settlements with these creditors. This comprehensive program broadly involved: (i) working with outside counsel to advise us on a comprehensive settlement program; (ii) engaging with a group of our largest historical unsecured creditors and certain other creditors to agree upon a set of settlement alternatives and related payment plans, to propose to all of our historical creditors; (iii) engaging with our historical unsecured creditors to enter into settlement agreements consistent with the agreed upon alternatives, and; (iv) working with outside counsel to advise us in connection with the review and dissolution of one of the Company’s subsidiaries and the impact on settling with its creditors. For the three month period ended March 31, 2017, these settlements, along with the impact that the dissolution of our Broadcast International, Inc. subsidiary had on its resolution of obligations, resulted in a gain of $866. On a cumulative basis, these settlements, resulted in gains of $1,874 and cash savings, including the impact of a lease termination, of $2,575. See Note 7 to the condensed consolidated financial statements for the further information on the Company’s negotiated settlements with various historical creditors and the Company’s dissolution of its Broadcast International, Inc. subsidiary.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2017	2016	2016	2016	2016
Net sales	$6,419	$5,501	$2,708	$3,029	$2,435
Cost of sales	3,572	2,826	1,387	1,312	1,290
Gross profit	2,847	2,675	1,321	1,717	1,145
Operating expenses, excluding depreciation and amortization	2,322	2,108	2,060	1,976	2,203
Depreciation/amortization	402	388	540	536	539
Impairment loss on intangible assets	-	-	1,065	-	-
Operating (loss)/income	123	179	(2,344)	(795)	(1,597)
Other expenses/(income)	(283)	2,206	302	(1,324)	169
Net (loss)/income	$406	$(2,027)	$(2,646)	$529	$(1,766)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our company in gauging our results of operations on an ongoing basis. We believe that EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of this non-GAAP measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP. This non-GAAP measure should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

 The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” and “Adjusted EBITDA” for the quarters ending March 31, 2017 through March 31, 2016:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2017	2016	2016	2016	2016
GAAP net (loss)/income	$406	$(2,027)	$(2,646)	$529	$(1,766)
Interest expense:
Amortization of debt discount	269	385	307	248	184
Other interest	215	228	187	156	213
Depreciation/amortization	402	388	540	536	539
Income tax expense/(benefit)	79	88	62	(578)	63
EBITDA	$1,371	$(938)	$(1,550)	$891	$(767)
Adjustments
Change in warrant liability	20	1,584	433	(756)	(279)
Gain on settlement of debt	(866)	(55)	(547)	(406)	-
Impairment loss on intangible assets	-	-	1,065	-	-
Other expense/(income)	-	(24)	(140)	12	(12)
Adjusted EBITDA	$525	$567	$(739)	$(259)	$(1,058)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended March 31, 2017 and 2016 we recognized net income/(loss) of $406 and $(1,766) respectively. As of March 31, 2017, we had cash and cash equivalents of $3,404 and working capital deficit of $(7,330). In March 2017, we received a letter from our lender, Slipstream Communications, LLC, a related party, addressing their intent to extend the maturity date for our debt to May 30, 2018. Management believes that due to the expected extension of our debt maturity date, our current cash balance and our operational and liquidity forecast for 2017, we can continue to meet our obligations and operate as a going concern through at least May 30, 2018.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2016, we had an accumulated deficit of $(20,524). The cash flows provided/(used) in operating activities was $2,979 and $(965) for the three months ended March 31, 2017 and 2016, respectively. The cash provided by operating activities was mainly due to revenue recognized of $406, the decrease in accounts receivables of $2,155 and the increase in accounts payable of $(759) during the period and cash used in operating activities was attributed to our net losses of $(1,766) offset by the noncash depreciation and amortization of $723 for the three months ended March 31, 2017 and 2016, respectively.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $(141) compared to $(57) during 2016. The increase in cash used in investing activities is primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of March 31, 2017, nor do we anticipate any significant expenditures in 2017.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2017 was $786 compared to $0 in 2016. The increase was related to paying off debt in January 2017.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2017.

Off-Balance Sheet Arrangements

During the three months ended March 31,2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of March 31, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the three months ended March 31, 2017, internal control over financial reporting was not effective and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately document cost estimates in support of revenue recognition under percentage of completion. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures during 2017 to address the foregoing material weaknesses and plans to expand the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company in 2017, and develop a plan to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used and anticipates to continue using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 15, 2017	By:	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By:	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer