Form 10-Q
period 2017-06-30
CREATIVE REALITIES, INC.
filed 2017-08-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 3, 2017, the registrant had 70,121,303 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,080	$1,352
Accounts receivable, net of allowance of $113 and $85, respectively	3,499	3,998
Unbilled receivables	175	242
Work-in-process and inventories	619	585
Prepaid expenses and other current assets	198	168
Total current assets	10,571	6,345
Property and equipment, net	1,054	912
Intangibles, net	1,389	2,035
Goodwill	14,989	14,989
Other assets	157	138
TOTAL ASSETS	$28,160	$24,419
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net of discount of $136 and $462, respectively	$7,321	$7,742
Accounts payable	1,797	3,218
Accrued expenses	2,390	2,162
Deferred revenues	6,792	753
Customer deposits	93	606
Dividends payable	227	-
Total current liabilities	18,620	14,481
Warrant liability	1,082	705
Deferred tax liabilities	736	610
Other liabilities	224	218
TOTAL LIABILITIES	20,662	16,014
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $7,664 and $7,690, respectively)	3,672	3,925
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 69,603 and 66,649 shares issued and outstanding, respectively	696	666
Additional paid-in capital	23,733	23,095
Accumulated deficit	(20,603)	(19,281)
Total shareholders' equity	3,826	4,480
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,160	$24,419

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales
Hardware	$1,543	$1,022	$2,081	$1,680
Services and other	2,025	2,007	7,906	3,784
Total sales	3,568	3,029	9,987	5,464
Cost of sales
Hardware	1,141	620	1,674	1,360
Services and other	803	692	3,843	1,242
Total cost of sales (exclusive of depreciation and amortization shown below)	1,944	1,312	5,517	2,602
Gross profit	1,624	1,717	4,470	2,862
Operating expenses:
Sales and marketing expenses	404	232	822	472
Research and development expenses	146	272	303	518
General and administrative expenses	1,688	1,472	3,436	3,189
Depreciation and amortization expense	408	536	809	1,075
Total operating expenses	2,646	2,512	5,370	5,254
Operating income/(loss)	(1,022)	(795)	(900)	(2,392)

Other income (expenses):
Interest expense	(273)	(352)	(757)	(698)
Change in fair value of warrant liability	(369)	293	(377)	440
Gain on settlement of debt	-	406	866	406
Other income/(expense)	(2)	(12)	(2)	-
Total other income/(expense)	(644)	335	(270)	148
Loss before income taxes	(1,666)	(460)	(1,170)	(2,244)
(Provision)/benefit for income taxes	(73)	578	(152)	515
Net income/(loss) from operations	(1,739)	118	(1,322)	(1,729)
Dividends on preferred stock	(113)	(112)	(227)	(224)
Net income/(loss) attributable to common shareholders	$(1,852)	$6	$(1,549)	$(1,953)
Basic and diluted earnings/(loss) per common share	$(0.03)	$0.00	$(0.02)	$(0.03)
Diluted earnings/(loss) per common share	$(0.03)	$0.00	$(0.02)	$(0.03)
Weighted average shares outstanding - basic	68,862	65,055	67,985	64,788
Weighted average shares outstanding - diluted	68,862	65,055	67,985	64,788

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income/(loss)	$(1,322)	$(1,729)
Adjustments to reconcile net income/(loss) to net cash in operating activities
Depreciation and amortization	810	1,073
Amortization of debt discount	326	330
Stock-based compensation	142	135
Change in warrant liability	377	(441)
Deferred tax provision/(benefit)	126	(515)
Allowance for doubtful accounts	28	43
Increase in notes due to in-kind interest	39	60
Warrant issued for services	-	20
Gain on settlement of debt and write-off of Broadcast International, Inc.	(866)	(406)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	538	(1,087)
Inventories	(34)	(191)
Prepaid expenses and other current assets	(30)	(119)
Other assets	(19)	1
Accounts payable	(616)	561
Deferred revenue	6,039	491
Accrued expenses	289	(72)
Deposits	(513)	-
Other non-current liabilities	6	14
Net cash provided by/(used in) operating activities	5,320	(1,832)
Investing activities
Net purchases of property and equipment	(306)	(93)
Net cash used in investing activities	(306)	(93)
Financing activities
Issuance of convertible preferred stock and warrants	-	153
Issuance of common stock	500	178
Issuance of loans payable and warrants, net of discount	-	636
Payments on debt	(786)	(30)
Net cash (used in)/provided by financing activities	(286)	937
Increase/(decrease) in Cash and Cash Equivalents	4,728	(988)
Cash and Cash Equivalents, beginning of period	1,352	1,361
Cash and Cash Equivalents, end of period	$6,080	$373

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

All currency is rounded to the nearest thousand except share and per share amounts

NOTE 1: NATURE OF OPERATIONS, LIQUIDITY

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

Liquidity

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended June 30, 2017 and 2016 we incurred net income/(loss) from operations of $(1,739) and $118 respectively. For the six months ended June 30, 2017 and 2016 we incurred net loss from operations of $(1,322) and $(1,729) respectively. As of June 30, 2017, we had cash and cash equivalents of $6,080 and a working capital deficit of $(8,049). In August 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2018 and extended the maturity date of our promissory notes to October 15, 2018. Management believes that due to the extension of these debt maturity dates, our current cash balance and our operational forecast and liquidity projection for 2017, we can continue to meet our obligations and operate as a going concern through at least August 2018.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING CHANGES

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $1,543 and $1,022 for the three months ended June 30, 2017 and 2016, and $2,081 and $1,680 for the six months ended June 30, 2017 and 2016, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $2,025 and $2,007 for the three months ended June 30, 2017 and 2016, and $7,906 and $3,784 for the six months ended June 30, 2017 and 2016 respectively. The increase in the six months ended June 30, 2017 was related to software license sales.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. At June 30, 2017 and December 31, 2016, the Company had substantially all cash invested in commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. The Company recognized a reserve for doubtful accounts of $113 and $85 at June 30, 2017 and December 31, 2016, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 as of June 30, 2017 and December 31, 2016.

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

 Depreciation and amortization expense was $84 and $66 for the three months ended June 30, 2017 and 2016 and $164 and $134 for the six months ended June 30, 2017 and 2016, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. The Company capitalized approximately $145 and $35 for the three months ended June 30, 2017 and 2016 and $280 and $76 for the six months ended June 30, 2017 and 2016, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Income/(Loss) per Common Share

Basic income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 33.5 and 29.9 million at June 30, 2017 and June 30, 2016, respectively, were excluded from the computation of income/(loss) per share as their effect was antidilutive. Additionally, the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes of 45.4 and 42.7 million were excluded at June 30, 2017 and 2016, respectively, as their effect was antidilutive. Net income/(loss) attributable to common shareholders for the three and six months ended June 30, 2017 is after dividends on convertible preferred stock of $113 and $227, respectively.  Net income/(loss) attributable to common shareholders for the three and six months ended June 30, 2016 is after dividends on convertible preferred stock of $112 and $224, respectively.

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

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of June 30, 2017 and December 31, 2016.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Stock Compensation, that permits the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option-pricing model.  Stock-based compensation expense for employees of $71 and $63 was charged to expense during the three months ended June 30, 2017 and 2016, and $142 and $135 for the six months ended June 30, 2017 and 2016, respectively.

14. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three and six months ended June 30, 2017 and 2016 (see Note 5).

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

16. Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments With Down Round Features, Part II Replacement of the Indefinite Deferral for Mandatorily Redeemable Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update provides guidance that changes the classification analysis of certain equity-linked financial instruments with down-round features. These instruments are no longer accounted for as derivative liabilities at fair value as a result of the existence of a down round feature. The guidance in this Update is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted, including adoption in an interim period, with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted this ASU in 2017 and has applied the guidance in this ASU retrospectively to all prior periods. As a result of adopting this ASU, the Company no longer recognizes a liability related to 16,482,635 warrants, which were only classified as liabilities as a result of having down round features. The debt discount for those warrants has been recalculated to reflect the relative fair value of the warrants and the debt. In addition, the Company determined that the impact to the income/(loss) per share as a result of the down round features was not material. The impact to the financial statements as of the three- and six-months ended June 30, 2016 and the balance sheet as of December 31, 2016 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016		2016
	As previously reported	As adjusted	As previously reported	As adjusted
Operating income/(loss)	(795)	(795)	(2,392)	(2,392)

Other income (expenses):
Interest expense	(404)	(352)	(801)	(698)
Change in fair value of warrant liability	756	293	1,035	440
Gain on settlement of debt	406	406	406	406
Other income/(expense)	(12)	(12)	-	-
Total other income/(expense)	746	335	640	148
Income/(loss) before income taxes	(49)	(460)	(1,752)	(2,244)
Benefit/(provision) from income taxes	578	578	515	515
Net income/(loss)	529	118	(1,237)	(1,729)
Dividends on preferred stock	112	112	224	224
Net income/(loss) attributable to common shareholders	417	6	(1,461)	(1,953)
Net income/(loss) per common share - basic and diluted	0.01	0.00	(0.02)	(0.03)
Net income/(loss) attributable to common shareholders	0.00	0.00	(0.02)	(0.03)
Weighted average shares outstanding - basic	65,055	65,055	64,788	64,788
Weighted average shares outstanding - diluted	136,531	65,055	64,788	64,788

*****

SELECTED BALANCE SHEETS ACCOUNTS

	December 31, 2016
	As previously reported	As adjusted
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net	$7,635	$7,742
Total current liabilities	14,374	14,481

Warrant liability	3,316	705
TOTAL LIABILITIES	18,518	16,014

SHAREHOLDERS' EQUITY

Additional paid-in capital	21,834	23,095
Accumulated deficit	(20,524)	(19,281)
Total shareholders' equity	1,976	4,480
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,419	$24,419

*****

In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting for Stock Compensation. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, early adoption is permitted. We are currently evaluating the impact, if any that the adoption of this guidance will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are in process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements. Upon adoption, we expect that the allocation of revenue between hardware and other to result in insignificant changes as compared with current GAAP. However, we expect the timing of hardware sales to occur earlier and service and other to later than under current GAAP. We also expect the recognition of our sales commission expenses will be impacted, as a substantial portion of these costs (which are currently expensed) may be capitalized and amortized.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 11 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at June 30, 2017.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2016	$3,316	-	-	$3,316
Reclassification of warrants from liabilities to equity per ASU 2017-11	$(2,611)	-	-	$(2,611)
Revised warrant liabilities at December 31, 2016	$705			$705
Warrant liabilities at June 30, 2017		-	-	$1,082

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2016				$705
Increase in fair value of warrant liability				$377
Ending warrant liability as of June 30, 2017				$1,082

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	June 30,	December 31,
	2017	2016
Finished goods	$517	$138
Work-in-process	102	447
Total inventories	$619	$585

NOTE 5: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$2,865	$2,371	$4,190	$2,433
Customer relationships	2,460	1,814	2,460	1404
Trademarks and trade names	680	431	680	393
	6,005	4,616	7,330	4,230
Accumulated amortization	4,616		4,230
Impairment loss on technology platform	-		1,065
Net book value of amortizable intangible assets	$1,389		$2,035

For the three months ended June 30, 2017 and 2016, amortization of intangible assets charged to operations was $323 and $470, and for the six months ended June 30, 2017 and 2016 amortization of intangible assets charged to operations was $646 and $939, respectively.

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

NOTE 6: LOANS PAYABLE

In August 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2018 and extended the maturity date of our promissory notes to October 15, 2018. In connection with the extension of the term loan, we issued to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $1.2 million.

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants
8/17/2016	$3,000	$-	$3,000	8/17/2017	5,882,352	8.0% interest
6/29/2016	50	1	51	10/15/2017	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	17	217	10/15/2017	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	12	262	10/15/2017	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	12	512	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	5	155	10/15/2017	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	15	515	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	18	618	10/15/2017	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	10	310	10/15/2017	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	5	155	10/15/2017	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	17	517	10/15/2017	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	16	416	10/15/2017	640,000	14% interest - 12% cash, 2% added to principal
6/23/2015	119	25	144	10/15/2017	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465		465	10/15/2017	762,295	14% interest - 12% cash, 2% added to principal
	$7,184	$153	$7,337		13,934,143
Debt discount			(136)
Unpaid interest			120
Total debt	$7,184		$7,321

Term Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below (see Note 9), wherein we borrowed $786 with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we incurred fees aggregating $37. The fair value of the warrants on the issuance date was $136, this was subsequently revised pursuant to ASU 2017-11 to be $60. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This note was repaid on January 12, 2017.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 9), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the new debt, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under a Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 7), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361, this was subsequently revised pursuant to ASU 2017-11 to be $230. See Note 2 for details on the effect this ASU had on the Company’s financial statements.

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

On June 29, 2016, we entered into a secured convertible promissory note in the principal amount of $50 and an immediately exercisable five-year warrant to purchase up to 89,286 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $6, this was subsequently revised pursuant to ASU 2017-11 to be $4. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term demand notes entered into in July 2015 totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and immediately exercisable five-year warrants to purchase up to 803,572 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). This exchange was accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57, this was subsequently revised pursuant to ASU 2017-11 to be $40. See Note 2 for details on the effect this ASU had on the Company’s financial statements. On December 20, 2016, $200 of this note was subsequently purchased by Slipstream Communications, LLC, the remaining $250 was already owed to Slipstream Communications, LLC.

On or about May 3, 2016, we entered into a secured convertible promissory note in the principal amount of $500,000 and an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $89, this was subsequently revised pursuant to ASU 2017-11 to be $60. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This note was subsequently purchased by Slipstream Communications, LLC on December 22, 2016.

On December 28, 2015, we entered into secured convertible promissory notes in the aggregate principal amount of $1,250 and an immediately exercisable five-year warrant to purchase up to 2,232,143 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $88. The fair value of the warrants on the issuance date was $166. this was subsequently revised pursuant to ASU 2017-11 to be $118. See Note 2 for details on the effect this ASU had on the Company’s financial statements This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 26, 2015, we entered into a secured convertible promissory note in the principal amount of $300 together with an immediately exercisable five-year warrant to purchase up to 535,714 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $15. The fair value of the warrants on the issuance date was $61, this was subsequently revised pursuant to ASU 2017-11 to be $43. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

On October 15, 2015, the Company entered into a secured convertible promissory note in the principal amount of $500 together with an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28, (subject to adjustment). In connection with the secured convertible promissory note, we paid commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $107, this was subsequently revised pursuant to ASU 2017-11 to be $75. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This note was subsequently purchased by Slipstream Communications, LLC on December 20, 2016.

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

On May 20, 2015, the Company entered into a secured convertible promissory note in the principal amount of $465 together with a five-year immediately exercisable warrant to purchase up to 762,295 shares of the Company’s common stock at a per-share price of $0.30, (subject to adjustment). The fair value of the warrants on the issuance date was $167, this was subsequently revised pursuant to ASU 2017-11 to be $124. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a secured convertible promissory note in the principal amount of $585 maturing on August 18, 2016, together with new immediately exercisable five-year warrants to purchase up to 935,210 shares of the Company’s common stock at a price of $0.30 per share, (subject to adjustment). The fair value of the warrants on the issuance date was $114. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of the Company’s common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

None

NOTE 9: RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2017, the Company had sales with a related party entity that is 22.5% owned by a member of senior management. Sales were $1,368 and $1,477 for the three and six months ended June 30, 2017 and there were no related party sales during the three and six months ended June 30, 2016. Accounts receivable due from the related party was $2,078 and $543 at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 10: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated NOL carryforward for federal purposes is $19.3 million and foreign NOL carryforward is $7.0 million as of June 30, 2017. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

For the three and six months ended June 30, 2017, we reported tax expense of $73 and $152 including $63 and $126, respectively, resulting from the goodwill on the acquisition of Wireless Ronin Technologies.  The net deferred liability at June 30, 2017 of $736 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the Company’s deferred tax assets.

NOTE 11: CONVERTIBLE PREFERRED STOCK AND WARRANTS

In connection with the extension of the term loan, we issued to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $1.2 million.

During the quarter ended June 30, 2017, accredited investors converted 12,750 shares of Convertible Preferred Stock for 50,000 shares of common stock. During the quarter ended March 31, 2017, accredited investors converted 240,250 shares of Convertible Preferred Stock for 942,157 shares of common stock. During the three months ended December 31, September 30, and March 31, 2016, accredited investors converted 132,000, 75,500, and 100,000 shares of Convertible Preferred Stock for 517,647, 296,078 and 392,157 shares of common stock, respectively.

Listed below are the range of inputs used for the Black Scholes option pricing model valuations when the warrants were issued and at June 30, 2017.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19

	Remaining Expected Term of Warrant Liability at June 30, 2017	Risk Free Interest Rate at June 30, 2017	Volatility at June 30, 2017	Stock Price at June 30, 2017
	2.14	1.38%	63.14%	$0.37

A summary of outstanding liability and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2016	6,165,827	3.61	2.88	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	500,000	0.28	4.46
Warrants issued with promissory notes	-	-	-	1,785,715	0.28	4.40
Warrants issued with term loan	-	-	-	7,424,804	0.28	4.69
Warrants expired	(1,116,359)	11.52	-	-	-	-
Warrants reclassified per ASU 2017-11	17,010,260	0.22	4.25	(17,010,260)	(0.22)
Balance December 31, 2016	22,059,728	0.65	3.81	6,487,500	0.31	2.64
Warrants expired	(782,500)	0.66	-	-	-	-
Balance June 30, 2017	21,277,228	0.65	3.44	6,487,500	0.31	2.14

NOTE 12: STOCKHOLDERS’ EQUITY

In May 2017, the Company paid a vendor for services at a value of $500 with the issuance of 1,960,784 shares of common stock.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,444,999	8.06	$0.28	3,288,637	$0.32
$0.66 - $0.79	30,000	6.55	0.79	30,000	$0.79
$0.80 - $12.25	15,500	5.09	3.73	15,500	$3.73
	7,490,499	8.05	$0.29

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2016	7,490,499	$0.29
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, June 30, 2017	7,490,499	$0.29

The weighted average remaining contractual life for options exercisable is 8.05 years as of June 30, 2017.

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

Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation costs included in:
Costs of sales	$2	$-	$4	$-
Sales and marketing expense	19	17	38	36
General and administrative expense	50	46	100	99
Total stock-based compensation expense	$71	$63	$142	$135

At June 30, 2017, there was approximately $696 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 2.1 years and will be adjusted for any future changes in estimated forfeitures.

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

NOTE 14: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and six months ended June 30, 2017 and 2016 were in the United States and Canada.

Major Customers

We had 2 customers that in the aggregate accounted for 68% and 71% of accounts receivable at June 30, 2017 and December 31, 2016, respectively. See also Note 9 for discussion of related party major customer.

The Company had 2 and 3 customers that accounted for 49% and 57% of revenue for the three and six months ended June 30, 2017 and 2016, respectively. The Company had 2 and 3 customers that accounted for 60% and 47% of revenue for the six months ended June 30, 2017 and 2016, respectively.

NOTE 15: SUBSEQUENT EVENT

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 5 million shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.

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

Our expenses are primarily comprised of three categories: sales and marketing, research and development, and general and administrative. Sales and marketing expenses include salaries and benefits for our sales, business development solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospective new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our proprietary software platforms and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees. The Company has historically initiated actions designed to improve efficiency, increase revenues and reduce our cost structure. The Company may look to do similar actions going forward, such as restructuring our workforce, consolidating our facilities footprint, optimizing the size, roles and compensation of our leadership team, etc.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the three months ended
	June 30,		Change
	2017	2016	Dollars	%
Sales	$3,568	$3,029	$539	18%
Cost of sales (exclusive of depreciation and amortization shown below)	1,944	1,312	632	48%
Gross profit	1,624	1,717	(93)	-5%
Sales and marketing expenses	404	232	172	74%
Research and development expenses	146	272	(126)	-46%
General and administrative expenses	1,688	1,472	216	15%
Depreciation and amortization expense	408	536	(128)	-24%
Total operating expenses	2,646	2,512	134	5%
Operating loss	(1,022)	(795)	(227)	29%
Other income/(expenses):
Interest expense	(273)	(352)	79	-22%
Change in fair value of warrant liability	(369)	293	(662)	-226%
Gain on settlement of debt	-	406	(406)	100%
Other income/(expense)	(2)	(12)	10	-83%
Total other income/(expense)	(644)	335	(979)	-292%
Net loss before income taxes	(1,666)	(460)	(1,206)	262%
Provision from income taxes	(73)	578	(651)	-113%
Net income/(loss)	$(1,739)	$118	$(1,857)	-1574%

Sales

Sales increased by $539 or 18% for the three-month period ending June 30, 2017 compared to same period in 2016.  The increase was primarily due to an increase in sales from one longstanding customer of approximately $1,100 associated with a nonrecurring project completed in connection with significant client initiatives, offset by decreases of approximately $900 associated with reduction of certain nonrecurring project sales related to two other longstanding customers. The Company also experienced growth in sales from existing customer relationships, sales associated with the acquisition of new customers, and a $6,200 increase in deferred revenue during the period associated with cash received for nonrecurring software license orders from a longstanding customer.

Gross Profit

Gross profit decreased by $93 in 2017 compared to 2016, while gross margin on a percentage basis decreased to 45% from 57% during the same period. The decrease in gross profit margin percentage and decrease in absolute dollars is primarily the result of a lower margin sales mix on the increased sales to the longstanding customer noted above.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $172 or 74% in 2017 compared to 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses decreased by $126 or 46% in 2017 compared to 2016. The decrease was primarily due to certain software development costs that in prior periods were expensed but now meet the criteria to be capitalized.

General and Administrative Expenses

Total general and administrative expenses increased by $216 or 15% in 2017 compared to 2016. The increase was primarily due to an increase in personnel costs, including recruiting fees, of $217 offset primarily by decreases in legal fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $128 or 24% in 2017 compared to 2016. This decrease was primarily a result of the reduction in amortization expense related to the impairment of intangible assets recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations. Interest expense includes noncash interest related to debt discount amortization and paid-in-kind noncash interest on our debt. Cash paid for interest during the three months ended June 30, 2017 and June 30, 2016 was $159 and $89, respectively.

Change in Fair Value of Warrant Liability

See Note 3 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability.

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

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the six months ended
	June 30,		Change
	2017	2016	Dollars	%
Sales	$9,987	$5,464	$4,523	83%
Cost of sales (exclusive of depreciation and amortization shown below)	5,517	2,602	2,915	112%
Gross profit	4,470	2,862	1,608	56%
Sales and marketing expenses	822	472	350	74%
Research and development expenses	303	518	(215)	-42%
General and administrative expenses	3,436	3,189	247	8%
Depreciation and amortization expense	809	1,075	(266)	-25%
Total operating expenses	5,370	5,254	116	2%
Operating loss	(900)	(2,392)	1,492	-62%
Other income/(expenses):
Interest expense	(757)	(698)	(59)	8%
Change in fair value of warrant liability	(377)	440	(817)	-186%
Gain on settlement of debt	866	406	460	100%
Other income/(expense)	(2)	-	(2)	100%
Total other income/(expense)	(270)	148	(418)	-282%
Net loss before income taxes	(1,170)	(2,244)	1,074	-48%
Provision from income taxes	(152)	515	(667)	-130%
Net loss	$(1,322)	$(1,729)	$407	-24%

Sales

Sales increased by $4,523 or 83% for the six-month period ending June 30, 2017 compared to the same period in 2016.  The increase was primarily due to an increase in sales from two longstanding customers of approximately $5,000 associated with a nonrecurring projects completed in connection with significant client initiatives, offset by decreases of approximately $760 associated with reduction of certain nonrecurring project sales related to two other longstanding customers. The Company also experienced growth in sales from existing customer relationships, sales associated with the acquisition of new customers, and a $6,200 increase in deferred revenue during the period associated with cash received for nonrecurring software license orders from a longstanding customer.

Gross Profit

Gross profit increased by $1,608 in 2017 compared to 2016, while gross margin on a percentage basis decreased to 45% from 52% during the same period. The decrease in gross profit margin percentage and increase in absolute dollars is primarily the result of a lower margin sales mix on the increased sales to the two longstanding customers noted above.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $350 or 74% in 2017 compared to 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses decreased by $215 or 42% in 2017 compared to 2016. The decrease was primarily due to certain software development costs in prior periods were expensed but now that met the criteria to be capitalized and were therefore not expensed.

General and Administrative Expenses

Total general and administrative expenses increased by $247 or 8% in 2017 compared to 2016. The increase was primarily due to an increase in personnel costs, including recruiting fees, of $336 offset primarily by a decrease in legal fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $266 or 25% in 2017 compared to 2016. This decrease was primarily a result of the reduction in amortization expense related to the impairment of intangible assets recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations. Interest expense includes noncash interest related to debt discount amortization and paid-in-kind noncash interest on our debt. Cash paid for interest during the six months ended June 30, 2017 and June 30, 2016 was $322 and $164, respectively.

Change in Fair Value of Warrant Liability

See Note 3 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability.

Gain on Settlement of Debt

In January 2016, in light of the Company’s outstanding accounts payable and accrued expense liabilities due to its unsecured historical creditors, long-term contractual commitments due to other historical creditors, and disputes with certain historical creditors, we initiated a comprehensive program to enter into negotiated settlements with these creditors. This comprehensive program broadly involved: (i) working with outside counsel to advise us on a comprehensive settlement program; (ii) engaging with a group of our largest historical unsecured creditors and certain other creditors to agree upon a set of settlement alternatives and related payment plans, to propose to all of our historical creditors; (iii) engaging with our historical unsecured creditors to enter into settlement agreements consistent with the agreed upon alternatives, and; (iv) working with outside counsel to advise us in connection with the review and dissolution of one of the Company’s subsidiaries and the impact on settling with its creditors. For the six month period ended June 30, 2017, these settlements, along with the impact that the dissolution of our Broadcast International, Inc. subsidiary had on its resolution of obligations, resulted in a gain of $866. On a cumulative basis, these settlements, resulted in gains of $1,874 and cash savings, including the impact of a lease termination, of $2,575. See Note 7 to the condensed consolidated financial statements for the further information on the Company’s negotiated settlements with various historical creditors and the Company’s dissolution of its Broadcast International, Inc. subsidiary.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2017	2017	2016	2016	2016
Net sales	$3,568	$6,419	$5,501	$2,708	$3,029
Cost of sales	1,944	3,572	2,827	1,387	1,312
Gross profit	1,624	2,847	2,674	1,321	1,717
Operating expenses, excluding depreciation and amortization	2,238	2,322	2,107	2,060	1,976
Depreciation/amortization	408	402	389	540	536
Impairment loss on intangible assets	-	-	-	1,065	-
Operating (loss)/income	(1,022)	123	178	(2,344)	(795)
Other expenses/(income)	717	(370)	933	(130)	(913)
Net (loss)/income	$(1,739)	$493	$(755)	$(2,214)	$118

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of this non-GAAP measure to be considered in isolation or as a substitute for results prepared in accordance with GAAP. This non-GAAP measure should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” and “Adjusted EBITDA” for the quarters ending June 30, 2017 through June 30, 2016. Amounts for all periods prior to June 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11 as discussed in Note 2 to the condensed consolidated financial statements.

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2017	2017	2016	2016	2016
GAAP net (loss)/income	$(1,739)	$493	$(755)	$(2,214)	$118
Interest expense:
Amortization of debt discount	133	194	296	225	167
Other interest	140	215	228	188	185
Depreciation/amortization	408	402	388	540	536
Income tax expense/(benefit)	73	79	88	62	(578)
EBITDA	$(985)	$1,383	$(245)	$(1,199)	$428
Adjustments
Change in warrant liability	(369)	(8)	(400)	(82)	293
Gain on settlement of debt	-	866	55	547	406
Impairment loss on intangible assets	-	-	-	(1,065)	-
Other expense/(income)	(2)	-	24	140	(12)
Adjusted EBITDA	$(614)	$525	$566	$(739)	$(259)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended June 30, 2017 and 2016 we recognized net income/(loss) of $(1,739) and $118, respectively. For the six months ended June 30, 2017 and 2016 we recognized net loss of $1,322 and 1,710, respectively. As of June 30, 2017, we had cash and cash equivalents of $6,080 and a working capital deficit of $(8,049). In August 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2018 and extended the maturity date of our promissory notes to October 15, 2018. Management believes that due to the extension of these debt maturity dates, our current cash balance and our operational forecast and liquidity projection for 2017, we can continue to meet our obligations and operate as a going concern through at least August 2018.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of June 30, 2017 and December 31, 2016, we had an accumulated deficit of $(20,603) and $(19,281), respectively. The cash flows provided/(used in) operating activities was $5,320 and $(1,832) for the six months ended June 30, 2017 and 2016, respectively. The cash provided by operating activities was mainly due to deferred revenue recognized of $6,039, the increase in accounts receivables of $538 and the decrease in accounts payable of $(616) during the period and cash used in operating activities was attributed to our net losses of $(1,729), the decrease in accounts receivable $1,087, increase in accounts payable of $561offset by the noncash depreciation and amortization of $1,403 for the six months ended June 30, 2017 and 2016, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was $(306) compared to $(93) during 2016. The increase in cash used in investing activities is mainly due to the capitalization of software costs of $280. We currently do not have any material commitments for capital expenditures as of June 30, 2017, nor do we anticipate any significant expenditures in 2017.

Financing Activities

Net cash (used in)/provided by financing activities during the three months ended June 30, 2017 was $(286) compared to $937 in 2016. The increase was related to paying off debt in January 2017 and issuance of common stock in June 2017.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2017.

Off-Balance Sheet Arrangements

During the six months ended June 30,2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of June 30, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the six months ended June 30, 2017, internal control over financial reporting was not effective as of June 30, 2017 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, and adequately identify and document multiple elements and deliverables, including allocation, deferral and cost estimates in support of revenue recognition. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Creative Realities, Inc.

Date: August 14, 2017	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and
Chief Operating Officer