Form 10-Q
period 2017-09-30
CREATIVE REALITIES, INC.
filed 2017-11-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2017, the registrant had 83,048,994 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,585	$1,352
Accounts receivable, net of allowance of $40 and $85, respectively	4,616	3,998
Unbilled receivables	282	242
Work-in-process and inventories	1,227	585
Prepaid expenses and other current assets	163	168
Total current assets	10,873	6,345
Property and equipment, net	1,100	912
Intangibles, net	1,107	2,035
Goodwill	14,989	14,989
Other assets	166	138
TOTAL ASSETS	$28,235	$24,419
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net of discount of $1,160 and $462, respectively	$6,320	$7,742
Accounts payable	2,176	3,218
Accrued expenses	2,224	2,162
Deferred revenues	6,634	753
Customer deposits	1,842	606
Dividends payable	107	-
Total current liabilities	19,303	14,481
Warrant liability	1,198	705
Deferred tax liabilities	798	610
Other liabilities	224	218
TOTAL LIABILITIES	21,523	16,014
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,778 and $7,690, respectively)	1,906	3,925
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 83,048 and 66,649 shares issued and outstanding, respectively	830	666
Additional paid-in capital	28,769	23,095
Accumulated deficit	(24,793)	(19,281)
Total shareholders' equity	4,806	4,480
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,235	$24,419

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales
Hardware	$1,568	$856	$3,649	$2,536
Services and other	2,007	1,852	9,913	5,636
Total sales	3,575	2,708	13,562	8,172
Cost of sales
Hardware	1,337	785	3,011	2,144
Services and other	820	602	4,662	1,844
Total cost of sales (exclusive of depreciation and amortization shown below)	2,157	1,387	7,673	3,988
Gross profit	1,418	1,321	5,889	4,184
Operating expenses:
Sales and marketing expenses	637	280	1,459	753
Research and development expenses	185	218	488	736
General and administrative expenses	1,838	1,562	5,273	4,751
Depreciation and amortization expense	374	540	1,184	1,614
ConeXus acquisition stock issuance expense	1,971	-	1,971	-
Impairment loss on intangible assets	-	1,065	-	1,065
Total operating expenses	5,005	3,665	10,375	8,919
Operating loss	(3,587)	(2,344)	(4,486)	(4,735)

Other income (expenses):
Interest expense	(497)	(413)	(1,179)	(1,112)
Change in fair value of warrant liability	(116)	(82)	(493)	358
Gain on settlement of debt and dissolution of Broadcast	-	547	866	953
Other income	11	140	9	140
Total other income/(expense), net	(602)	192	(797)	339
Loss before income taxes	(4,189)	(2,152)	(5,283)	(4,396)
(Provision)/benefit for income taxes	(77)	(62)	(229)	453
Net loss from operations	(4,266)	(2,214)	(5,512)	(3,943)
Dividends on preferred stock	(107)	(114)	(334)	(339)
Net loss attributable to common shareholders	$(4,373)	$(2,328)	$(5,846)	$(4,282)
Basic and diluted loss per common share	$(0.06)	$(0.03)	$(0.08)	$(0.06)
Diluted loss per common share	$(0.06)	$(0.03)	$(0.08)	$(0.06)
Weighted average shares outstanding - basic	72,493	65,055	69,493	64,788
Weighted average shares outstanding - diluted	72,493	65,055	69,493	64,788

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(5,512)	$(3,943)
Adjustments to reconcile net loss to net cash in operating activities
Depreciation and amortization	924	1,741
Amortization of debt discount	543	555
Stock-based compensation	213	204
Change in warrant liability	493	(358)
Deferred tax provision	188	(454)
Allowance for doubtful accounts	(45)	44
Increase in notes due to in-kind interest	62	80
Warrant issued for services	-	20
Gain on settlement of debt and dissolution of Broadcast International, Inc.	(866)	(953)
Write-off of fully amortized intangible assets	260	-
ConeXus acquisition stock issuance expense	1,971	-
Impairment of intangible assets	-	1,065
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	(613)	(1,159)
Inventories	(642)	(506)
Prepaid expenses and other current assets	5	148
Other assets	(28)	12
Accounts payable	(237)	733
Deferred revenue	5,881	(414)
Accrued expenses	123	(810)
Deposits	1,236	257
Other non-current liabilities	4	-
Net cash provided by/(used in) operating activities	3,960	(3,738)
Investing activities
Net purchases of property and equipment	(441)	(314)
Net cash provided by/(used in) investing activities	(441)	(314)
Financing activities
Issuance of convertible preferred stock and warrants	-	514
Issuance of common stock	500	178
Issuance of loans payable and warrants, net of discount	-	3,263
Payments on debt	(786)	(288)
Net cash (used in)/provided by financing activities	(286)	3,667
Increase/(decrease) in Cash and Cash Equivalents	3,233	(385)
Cash and Cash Equivalents, beginning of period	1,352	1,361
Cash and Cash Equivalents, end of period	$4,585	$976

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

Acquisitions

Acquisition of ConeXus World Global

On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC pursuant to an Agreement and Plan of Merger and Reorganization for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt. As a result of the merger transaction, ConeXus World Global, LLC is our wholly owned operating subsidiary. The merger was completed by the filing of articles of merger with the Kentucky Secretary of State. The debtholders and members of ConeXus received a total of 1,664,000 shares of Series A-1 Convertible Preferred Stock, par value $1.00, and 16,000,000 shares of our common stock, par value $0.01.

In accordance with the terms of the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus.  Since the passage of the March 31, 2016 date targeted for the completion of the reorganization of the Belgian affiliate, the parties have determined that the value of the Belgian affiliate was de minimis.

An agreement was reached on September 1, 2017 by Creative Realities, Inc. and the prior shareholders of ConeXus to recognize the value obtained by Creative Realities, Inc. as a result of the merger and to settle the Holdback Shares to the prior shareholders of ConeXus.  Creative Realities, Inc. has waived the contingency relating to the issuance of the Holdback Shares and issued to the shareholders 5,631,373 shares of common stock. 3,198,054 of these shares were issued to Rick Mills, a majority shareholder of ConeXus, a related party, and the CEO of Creative Realities, Inc. Since the measurement period for the business combination has expired, the issuance of the shares is recognized as a charge to operations during the period of $1.9 million.

Liquidity

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended September 30, 2017 and 2016 we incurred net losses from operations of $(3,587) and $(2,344), respectively. For the nine months ended September 30, 2017 and 2016 we incurred net losses from operations of $(4,486) and $(4,735) respectively. As of September 30, 2017, we had cash and cash equivalents of $4,585 and a working capital deficit of $(8,430). In November 2017, we received notification from Slipstream Communications, LLC, a related party, of their intent to extend the maturity date of our term loan to August 17, 2019 and to extend the maturity date of our promissory notes on a rolling quarter addition basis which is now January 15, 2019. Management believes that due to the expected extension of these debt maturity dates, our current cash balance and our operational forecast and liquidity projection for 2017 and 2018, we can continue to meet our obligations and operate as a going concern through at least the next twelve months.

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

3.  Revenue Recognition

We recognize revenue primarily from these sources:

●	Hardware: System hardware sales – displays, computers and peripherals

●	Services and Other: Professional, implementation and installation services
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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $1,568 and $856 for the three months ended September 30, 2017 and 2016, and $3,649 and $2,536 for the nine months ended September 30, 2017 and 2016, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $2,007 and $1,852 for the three months ended September 30, 2017 and 2016, and $9,913 and $5,636 for the nine months ended September 30, 2017 and 2016, respectively.

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

4.  Cash and Cash Equivalents

Cash equivalents consist of commercial paper and all other liquid investments with original maturities of three months or less when purchased. At September 30, 2017 and December 31, 2016, the Company had substantially all cash invested in commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed. The Company recognized a reserve for doubtful accounts of $40 and $85 at September 30, 2017 and December 31, 2016, respectively.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 as of September 30, 2017 and December 31, 2016.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined as the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. No impairment was noted in 2017. In September 2016, the Company made comprehensive upgrades to its technology platform. Due to these upgrades, the Company evaluated the recoverability of the carrying amount of the original technology platform intangible asset at September 30, 2016. Based upon this evaluation, the Company determined that the technology platform intangible asset was impaired as its value was not recoverable and exceeded its fair value. The Company recognized an impairment loss of $1,065 in 2016.

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

 Depreciation and amortization expense was $92 and $70 for the three months ended September 30, 2017 and 2016 and $256 and $205 for the nine months ended September 30, 2017 and 2016, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. The Company capitalized approximately $116 and $88 for the three months ended September 30, 2017 and 2016 and $396 and $164 for the nine months ended September 30, 2017 and 2016, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. The Company amortizes these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the condensed consolidated balance sheets.

11. Basic and Diluted Income/(Loss) per Common Share

Basic income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 39.4 and 34.7 million at September 30, 2017 and 2016, respectively, were excluded from the computation of income/(loss) per share as their effect was antidilutive. Additionally, the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes of 27.0 and 45.4 million were excluded at September 30, 2017 and 2016, respectively, as their effect was antidilutive. Net income/(loss) attributable to common shareholders for the three and nine months ended September 30, 2017 is after dividends on convertible preferred stock of $107 and $334, respectively.  Net income/(loss) attributable to common shareholders for the three and nine months ended September 30, 2016 is after dividends on convertible preferred stock of $114 and $339, respectively.

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

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of September 30, 2017 and December 31, 2016.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Stock Compensation, that permits the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option-pricing model.  Stock-based compensation expense for employees of $71 and $69 was charged to expense during the three months ended September 30, 2017 and 2016, and $213 and $204 for the nine months ended September 30, 2017 and 2016, respectively.

14. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three and nine months ended September 30, 2017 and 2016 (see Note 5).

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

16. Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments With Down Round Features, Part II Replacement of the Indefinite Deferral for Mandatorily Redeemable Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update provides guidance that changes the classification analysis of certain equity-linked financial instruments with down-round features. These instruments are no longer accounted for as derivative liabilities at fair value as a result of the existence of a down round feature. The guidance in this Update is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted, including adoption in an interim period, with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company early adopted this ASU in 2017 and has applied the guidance in this ASU retrospectively to all prior periods. As a result of adopting this ASU, the Company no longer recognizes a liability related to 16,482,635 warrants, which were only classified as liabilities as a result of having down round features. The debt discount for those warrants has been recalculated to reflect the relative fair value of the warrants and the debt. In addition, the Company determined that the impact to the income/(loss) per share as a result of the down round features was not material. The impact to the financial statements as of the three- and nine-months ended September 30, 2016 and the balance sheet as of December 31, 2016 is as follows:

*****

	Three months ended		Nine months ended
	September 30,		September 30,
	2016		2016
	As previously reported	As adjusted	As previously reported	As adjusted
Operating income/(loss)	$(2,344)	$(2,344)	$(4,735)	$(4,735)

Other income (expenses):
Interest expense	(494)	(413)	(1,296)	(1,112)
Change in fair value of warrant liability	(433)	(82)	602	358
Gain on settlement of debt	547	547	953	953
Other income/(expense)	140	140	140	140
Total other income/(expense)	(240)	192	399	339
Income/(loss) before income taxes	(2,584)	(2,152)	(4,336)	(4,396)
Benefit/(provision) from income taxes	(62)	(62)	453	453
Net loss	(2,646)	(2,214)	(3,883)	(3,943)
Dividends on preferred stock	114	114	339	339
Net loss attributable to common shareholders	$(2,760)	$(2,328)	$(4,222)	$(4,282)
Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.06)
Net loss attributable to common shareholders	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Weighted average shares outstanding - basic	66,001	66,001	65,179	65,179
Weighted average shares outstanding - basic	66,001	66,001	65,179	65,179

*****

SELECTED BALANCE SHEETS ACCOUNTS

	December 31, 2016
	As previously reported	As adjusted
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable, net	$7,635	$7,742
Total current liabilities	14,374	14,481
Warrant liability	3,316	705
TOTAL LIABILITIES	18,518	16,014
SHAREHOLDERS' EQUITY
Additional paid-in capital	21,834	23,095
Accumulated deficit	(20,524)	(19,281)
Total shareholders' equity	1,976	4,480
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,419	$24,419

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the implementation guidance on principal versus agent considerations”, and in April 2016, the FASB issued ASU 2016-10, Revenue from contracts with customers (Topic 606): Identifying performance obligations and licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which includes amendments for enhanced clarification of the guidance. This guidance is effective for fiscal years beginning on or after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are currently behind our schedule in the process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of our contractual arrangements. Upon adoption at January 1, 2018, we expect that the allocation of revenue between hardware, services and other will have insignificant changes as compared with current GAAP. However, for certain sales transactions, we expect the timing of revenue recognition for hardware and certain services sales may occur earlier, with the remaining service and other sales, occurring later than under current GAAP. We also expect the recognition of our sales commission expenses will be impacted, as a substantial portion of these costs (which are currently expensed) may be capitalized and amortized.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 11 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at September 30, 2017.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liability at December 31, 2016	$3,316	-	-	$3,316
Reclassification of warrants from liabilities to equity per ASU 2017-11	$(2,611)			$(2,611)
Revised warrant liability at December 31, 2016	$705			$705
Warrant liability at September 30, 2017	$1,198	-	-	$1,198

The change in level 3 fair value is as follows:

Revised warrant liability as of December 31, 2016				$705
New warrant liabilities				$-
Increase in fair value of warrant liability				$493
Ending warrant liability as of September 30, 2017				$1,198

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	September 30,	December 31,
	2017	2016
Finished goods	$701	$138
Work-in-process	526	447
Total inventories	$1,227	$585

	Nine Months Ended
	September 30,
	2017	2016
Supplemental Cash Flow Information
Non-Cash Investing and Financing Activities
Noncash preferred stock dividends	$334	$338
Isuance of notes in exchange for accounts payable	$-	$288
Issuance of stock upon conversion of preferred stock	$2,158	$176
Issuance of stock in exchange for accounts payable	$-	$86
Issuance of equity warrant for extension of term loan	$1,241	$-

NOTE 5: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$2,865	$2,469	$4,190	$2,433
Customer relationships	2,460	1,979	2,460	1,404
Trademarks and trade names	680	450	680	393
	6,005	4,898	7,330	4,230
Accumulated amortization	4,898		4,230
Impairment loss on technology platform	-		1,065
Net book value of amortizable intangible assets	$1,107		$2,035

For the three months ended September 30, 2017 and 2016, amortization of intangible assets charged to operations was $282 and $470, and for the nine months ended September 30, 2017 and 2016 amortization of intangible assets charged to operations was $928 and $1,409, respectively.

The Company has made comprehensive upgrades to its technology platform. Due to these upgrades, the Company evaluated the recoverability of the carrying amount of the original technology platform intangible asset at September 30, 2016. Based upon this evaluation, the Company determined that the technology platform intangible asset was impaired as its value was not recoverable and exceeded its fair value. The Company recognized an impairment loss of $1,065 in the quarter and nine months ended September 30, 2016.

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

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company performed its annual goodwill impairment test at September 30, 2017.

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration for purchase orders expected to be completed in the fourth quarter of 2017 and orders actively being negotiated for fiscal 2018. We also used these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. Based on the Company's assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2017.

The Company recognizes that any changes in our actual fourth quarter 2017 or projected 2018 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 6: LOANS PAYABLE

In November 2017, we received notification from Slipstream Communications, LLC, a related party, of their intent to extend the maturity date of our term loan to August 17, 2019 and to extend the maturity date of our promissory notes on a rolling quarter addition basis which is now January 15, 2019. In connection with the extension of the term loan, we agreed to issue to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants is expected to be approximately $1.0 million.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants
8/17/2016	$3,000	$-	$3,000	8/17/2018	11,764,704	8.0% interest
6/29/2016	50	1	51	10/15/2018	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	18	218	10/15/2018	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	13	263	10/15/2018	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	15	515	10/15/2018	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	6	156	10/15/2018	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	18	518	10/15/2018	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	22	622	10/15/2018	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	12	312	10/15/2018	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	5	155	10/15/2018	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	20	520	10/15/2018	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	18	418	10/15/2018	640,000	14% interest - 12% cash, 2% added to principal
6/23/2015	119	28	147	10/15/2018	935,210	Refinanced May 20, 2015 debt, 14% interest - 12% cash, 2% added to principal
5/20/2015	465		465	10/15/2018	762,295	14% interest - 12% cash, 2% added to principal
	$7,184	$176	$7,360		19,816,495
Debt discount			(1,160)
Unpaid interest			120
Total convertible promissory notes	$7,184		$6,320

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

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 9), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with the new debt, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under a Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 7), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, and Conexus World Global, LLC — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361, this was subsequently revised pursuant to ASU 2017-11 to be $230. See Note 2 for details on the effect this ASU had on the Company’s financial statements. On August 10, 2017, Slipstream extended the maturity date of this term loan to August 17, 2018. In exchange for the extension of the maturity date of the 8% senior notes, the Company provided 5,882,352 five-year warrants to purchase Company common shares. The fair value of the warrants for the extension of the debt on the issuance date was $1,241. The warrants are accounted for as equity warrants and related debt discount which will be amortized over the life of the debt. The change in the maturity date of the debt is accounted for as a troubled debt restructuring. A new effective interest rate of 10.1% was established based on the net carrying value of the debt and the revised cash flows. There was no gain or loss recognized on this restructuring.

See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. In December 2016 and January 2017, Slipstream Communications, LLC, a related party, purchased all our outstanding convertible promissory notes from the original debtholders. The terms of the notes have remained the same as addressed below.

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory notes mature on October 15, 2018, as addressed below. The secured convertible promissory note contains other customary terms. See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants. On August 10, 2017, Slipstream extended the maturity date of all the promissory notes to October 15, 2018. The change was accounted for as a modification of the debt.

Further discussion on the notes are as follows.

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

On May 20, 2015, the Company entered into a secured convertible promissory note in the principal amount of $465 together with a five-year immediately exercisable warrant to purchase up to 762,295 shares of the Company’s common stock at a per-share price of $0.30, (subject to adjustment). The fair value of the warrants on the issuance date was $167, this was subsequently revised pursuant to ASU 2017-11 to be $104. See Note 2 for details on the effect this ASU had on the Company’s financial statements. This secured convertible promissory note together with accrued but unpaid interest and a 25% conversion premium was converted into a secured convertible promissory note in the principal amount of $585 maturing on August 18, 2016, together with new immediately exercisable five-year warrants to purchase up to 935,210 shares of the Company’s common stock at a price of $0.30 per share, (subject to adjustment). The fair value of the warrants on the issuance date was $114. In connection with the October 26, 2015 secured convertible promissory note, we entered into extension agreements with the holders of this secured convertible promissory to primarily extend the maturity date to April 15, 2017 in exchange for 109,688 shares of the Company’s common stock valued at $24. This change is accounted for as a modification of the debt. The $24 is recognized as additional debt discount that will be amortized over the remaining life of the debt.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

On August 10, 2017, the Company announced that it was closing its New Jersey and Minnesota locations. The Company has accrued one-time termination benefits related to severance to the affected employees of $175 and will recognize the expense over the period the employees are expected to continue service to the Company.

NOTE 9: RELATED PARTY TRANSACTIONS

As discussed in Note 1, on September 1, 2017, our CEO received 3,198,054 shares of our common stock valued at $1,119, as part of the issuance of the ConeXus Holdback shares.

During the nine months ended September 30, 2017, 5,422,604 of the 8,806,906 shares of common stock issued upon conversion of preferred stock was to the Company’s CEO.

For the three and nine months ended September 30, 2017, the Company had sales with a related party entity that is 22.5% owned by a member of senior management. Sales were $1,148 and $2,625 for the three and nine months ended September 30, 2017. There were no related party sales during the three and nine months ended September 30, 2016. Accounts receivable due from the related party was $2,871 and $543 at September 30, 2017 and December 31, 2016, respectively.

On August 10, 2017, Slipstream Communications, LLC, a related party investor, extended the maturity date of the term loan for which we issued to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $1.2 million.

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

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2018 (see Note 6). In connection with the loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of Creative Realities’ common stock at a per share price of $0.28 (subject to adjustment).

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

For the three and nine months ended September 30, 2017, we reported tax expense of $77 and $229, including $63 and $189, respectively, resulting from the goodwill on the acquisition of Wireless Ronin Technologies. The net deferred liability at September 30, 2017 of $798 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the Company’s deferred tax assets.

NOTE 11: CONVERTIBLE PREFERRED STOCK AND WARRANTS

In connection with the extension of the term loan on August 10, 2017, we issued to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $1.2 million.

During the quarter ended September 30, 2017, the four holders of Series A-1 Convertible Preferred Stock (substantially similar in terms to the Company’s Convertible Preferred Stock, and issued to the shareholders of Conexus World Global LLC) converted all 1,860,561 shares of Series A-1 Convertible Preferred Stock into 7,296,318 shares of common stock. Additionally, certain accredited investors converted 132,200 shares of Series A Convertible Preferred Stock for 518,431 shares of common stock. During the quarter ended June 30, 2017, accredited investors converted 12,750 shares of Convertible Preferred Stock for 50,000 shares of common stock. During the quarter ended March 31, 2017, accredited investors converted 240,250 shares of Convertible Preferred Stock for 942,157 shares of common stock. During the three months ended December 31, September 30, and March 31, 2016, accredited investors converted 132,000, 75,500, and 100,000 shares of Convertible Preferred Stock for 517,647, 296,078 and 392,157 shares of common stock, respectively.

Listed below are the range of inputs used for the Black Scholes option pricing model valuations when the warrants were issued and at September 30, 2017.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19
8/9/2017	5.00	1.81%	64.71%	$0.35

Expected Term of Warrant Liability at September 30, 2017	Risk Free Interest Rate at September 30, 2017	Volatility at September 30, 2017	Stock Price at September 30, 2017
1.89	1.47%	63.47%	$0.40

A summary of outstanding liability and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2016	6,165,827	3.61	2.88	13,787,241	0.33	4.23
Warrants issued to financial advisors	-	-	-	500,000	0.28	4.46
Warrants issued with promissory notes	-	-	-	1,785,715	0.28	4.40
Warrants issued with term loan	-	-	-	7,424,804	0.28	4.69
Warrants expired	(1,116,359)	(11.52)	-	-	-	-
Warrants reclassified per ASU 2017-11	17,010,260	0.22	4.25	(17,010,260)	(0.22)	-
Balance December 31, 2016	22,059,728	0.65	3.81	6,487,500	0.36	2.64
Warrants expired	(819,721)	(2.75)	-	-	-	-
Warrants issued to extend debt maturity date	5,882,532	0.28	4.86	-	-	-
Balance September 30, 2017	27,122,539	0.50	3.55	6,487,500	0.36	2.14

NOTE 12: STOCKHOLDERS’ EQUITY

On September 1, 2017, the Company issued to the prior shareholders of ConeXus 5,631,373 shares of common stock valued at $0.35 per share for a total of $1,971 to settle the contingency of the Company in the ConeXus merger.

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 5 million shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  No shares have been acquired through September 30, 2017.

In May 2017, the Company paid a vendor for services at a value of $500 with the issuance of 1,960,784 shares of common stock.

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.19 - $0.65	7,444,999	7.81	$0.28	3,288,637	$0.32
$0.66 - $0.79	30,000	6.29	0.79	30,000	$0.79
$0.80 - $12.25	15,500	4.84	3.73	15,500	$3.73
	7,490,499	8.05	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2016	7,490,499	$0.29
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, September 30, 2017	7,490,499	$0.29

The weighted average remaining contractual life for options exercisable is 7.8 years as of September 30, 2017.

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

Compensation expense recognized for the issuance of stock options for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation costs included in:
Costs of sales	$2	$-	$6	$-
Sales and marketing expense	19	19	57	55
General and administrative expense	50	50	150	149
Total stock-based compensation expense	$71	$69	$213	$204

At September 30, 2017, there was approximately $625 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 1.8 years and will be adjusted for any future changes in estimated forfeitures.

Stock-based compensation expense is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Currently, we estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applied a pre-vesting forfeiture rate of 10% based on upon actual historical experience for employee option awards of the registrant.

On October 15, 2015, our current CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied.

NOTE 14: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States. All sales for the three and nine months ended September 30, 2017 and 2016 were in the United States and Canada.

Major Customers

We had 1 and 2 customers that in the aggregate accounted for 62% and 71% of accounts receivable as of September 30, 2017 and December 31, 2016, respectively. One of these customers for both periods was a related party. See also Note 9 for discussion of related party major customer.

The Company had 2 and 3 customers that accounted for 46% and 64% of revenue for the three months ended September 30, 2017 and 2016, respectively. One of these customers for both periods was a related party. The Company had 2 and 4 customers that accounted for 53% and 57% of revenue for the nine months ended September 30, 2017 and 2016, respectively. One of these customers for both periods was a related party.

NOTE 14: SUBSEQUENT EVENTS

In November 2017, we received notification from Slipstream Communications, LLC, a related party, of their intent to extend the maturity date of our term loan to August 17, 2019 and to extend the maturity date of our promissory notes on a rolling quarter addition basis which is now January 15, 2019. In connection with the extension of the term loan, we agreed to issue to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants is expected to be approximately $1.0 million.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the three months ended
	September 30,		Change
	2017	2016	Dollars	%
Sales	$3,575	$2,708	$867	32%
Cost of sales (exclusive of depreciation and amortization shown below)	2,157	1,387	770	56%
Gross profit	1,418	1,321	97	7%
Sales and marketing expenses	637	280	357	128%
Research and development expenses	185	218	(33)	-15%
General and administrative expenses	1,838	1,562	276	18%
Depreciation and amortization expense	374	540	(166)	-31%
Additional ConeXus acquistion expense	1,971	-	1,971	100%
Impairment loss on intangible assets	-	1,065	(1,065)	-100%
Total operating expenses	5,005	3,665	1,340	37%
Operating loss	(3,587)	(2,344)	(1,243)	53%
Other income/(expenses):
Interest expense	(497)	(413)	(84)	20%
Change in fair value of warrant liability	(116)	(82)	(34)	41%
Gain on settlement of debt and dissolution of Broadcast	-	547	(547)	100%
Other income/(expense)	11	140	(129)	-92%
Total other income/(expense)	(602)	192	(794)	-414%
Net loss before income taxes	(4,189)	(2,152)	(2,037)	95%
Provision from income taxes	(77)	(62)	(15)	24%
Net income/(loss)	$(4,266)	$(2,214)	$(2,052)	93%

Sales

Sales increased by $867 or 32% for the three-month period ending September 30, 2017 compared to same period in 2016.  The increase was primarily due to an increase in sales from one longstanding related party customer of approximately $500 associated with a nonrecurring project completed in connection with significant client initiatives, offset by decreases of approximately $900 associated with reduction of certain nonrecurring project sales related to three other longstanding customers. The Company also experienced growth in sales from existing customer relationships.

Gross Profit

Gross profit increased by $97 in 2017 compared to 2016, while gross margin on a percentage basis decreased to 40% from 49% during the same period. The decrease in gross profit margin percentage and decrease in absolute dollars is primarily the result of a lower margin sales mix on increased sales to the longstanding customer noted above.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $357 or 128% in 2017 compared to 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses decreased by $33 or 15% in 2017 compared to 2016. The decrease was primarily due to certain software development costs that in prior periods were expensed but now meet the criteria to be capitalized.

General and Administrative Expenses

Total general and administrative expenses increased by $276 or 18% in 2017 compared to 2016. The increase was primarily due to an increase in personnel costs, including recruiting fees, of $288 offset primarily by decreases in legal fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $166 or 31% in 2017 compared to 2016. This decrease was primarily a result of the reduction in amortization expense related to the impairment of intangible assets recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations. Interest expense includes noncash interest related to debt discount amortization and paid-in-kind noncash interest on our debt. Cash paid for interest during the three months ended September 30, 2017 and September 30, 2016 was $163 and $97, respectively.

Change in Fair Value of Warrant Liability

See Note 3 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

The columns present the following:

●	The first two data columns in the table show the dollar results for each period presented.

●	The column entitled “Change - Dollars” show the change in results, in dollars. The column entitled “Change - %” show the change in percentages.

	For the nine months ended
	September 30,		Change
	2017	2016	Dollars	%
Sales	$13,562	$8,172	$5,390	66%
Cost of sales (exclusive of depreciation and amortization shown below)	7,673	3,988	3,685	92%
Gross profit	5,889	4,184	1,705	41%
Sales and marketing expenses	1,459	753	706	94%
Research and development expenses	488	736	(248)	-34%
General and administrative expenses	5,273	4,751	522	11%
Depreciation and amortization expense	1,184	1,614	(430)	-27%
Additional ConeXus acquisition expense	1,971	-	1,971	100%
Impairment loss on intangible assets	-	1,065	(1,065)	-100%
Total operating expenses	10,375	8,919	1,456	16%
Operating loss	(4,486)	(4,735)	249	-5%
Other income/(expenses):
Interest expense	(1,179)	(1,112)	(67)	6%
Change in fair value of warrant liability	(493)	358	(851)	-238%
Gain on settlement of debt	-	953	(953)	-100%
Dissolution of Broadcast and restructing	866	-	866	100%
Other income/(expense)	9	140	(131)	94%
Total other income/(expense)	(797)	339	(1,136)	-335%
Net loss before income taxes	(5,283)	(4,396)	(887)	20%
Provision from income taxes	(229)	453	(682)	-151%
Net loss	$(5,512)	$(3,943)	$(1,569)	40%

Sales

Sales increased by $5,390 or 66% for the nine-month period ending September 30, 2017 compared to the same period in 2016.  The increase was primarily due to an increase in sales from two longstanding customers, one of which is related party, of approximately $5,100 associated with a nonrecurring projects completed in connection with significant client initiatives, offset by decreases of approximately $1,530 associated with reduction of certain nonrecurring project sales related to two other longstanding customers. The Company also experienced growth in sales from existing customer relationships, sales associated with the acquisition of new customers, and a $6,200 increase in deferred revenue during the period associated with cash received for nonrecurring software license orders from a longstanding customer.

Gross Profit

Gross profit increased by $1,705 in 2017 compared to 2016, while gross margin on a percentage basis decreased to 43% from 51% during the same period. The decrease in gross profit margin percentage and increase in absolute dollars is primarily the result of a lower margin sales mix on the increased sales to the two longstanding customers noted above.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $706 or 94% in 2017 compared to 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses decreased by $248 or 34% in 2017 compared to 2016. The decrease was primarily due to certain software development costs in prior periods were expensed but now that met the criteria to be capitalized and were therefore not expensed.

General and Administrative Expenses

Total general and administrative expenses increased by $522 or 11% in 2017 compared to 2016. The increase was primarily due to an increase in personnel costs, including recruiting fees, of $565 offset primarily by a decrease in legal fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $430 or 27% in 2017 compared to 2016. This decrease was primarily a result of the reduction in amortization expense related to the impairment of intangible assets recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations. Interest expense includes noncash interest related to debt discount amortization and paid-in-kind noncash interest on our debt. Cash paid for interest during the nine months ended September 30, 2017 and September 30, 2016 was $485 and $261, respectively.

Change in Fair Value of Warrant Liability

See Note 3 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Net sales	$3,575	$3,568	$6,419	$5,501	$2,708
Cost of sales	2,157	1,944	3,572	2,827	1,387
Gross profit	1,418	1,624	2,847	2,674	1,321
Operating expenses, excluding depreciation and amortization	2,660	2,238	2,322	2,107	2,060
Depreciation/amortization	374	408	402	389	540
Impairment loss on intangible assets	-	-	-	-	1,065
Additional ConeXus acquisition expense	1,971	-	-	-	-
Operating (loss)/income	(3,587)	(1,022)	123	178	(2,344)
Other expenses/(income)	602	717	(370)	933	(130)
Net (loss)/income	$(4,189)	$(1,739)	$493	$(755)	$(2,214)

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

The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” and “Adjusted EBITDA” for the quarters ending September 30, 2017 through September 30, 2016. Amounts for all periods prior to June 30, 2017 have been adjusted to reflect the adoption of ASU 2017-11 as discussed in Note 2 to the condensed consolidated financial statements.

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2017	2017	2017	2016	2016
GAAP net (loss)/income	$(4,189)	$(1,739)	$493	$(755)	$(2,214)
Interest expense:
Amortization of debt discount	328	133	194	296	225
Other interest	169	140	215	228	188
Depreciation/amortization	374	408	402	388	540
Income tax expense/(benefit)	77	73	79	88	62
EBITDA	$(3,241)	$(985)	$1,383	$245	$(1,199)
Adjustments
Change in warrant liability	(116)	(369)	(8)	(400)	(82)
Gain on settlement of debt	-	-	866	55	547
Impairment loss on intangible assets	-	-	-	-	(1,065)
Additional ConeXus acquisition expense	(1,971)	-	-	-	-
Other expense/(income)	11	(2)	-	24	140
Adjusted EBITDA	$(1,165)	$(614)	$525	$566	$(739)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2016 and 2015. For the three months ended September 30, 2017 and 2016 we recognized net losses of $(4,189) and $(2,152), respectively. For the nine months ended September 30, 2017 and 2016 we recognized net losses of $(5,512) and $(3,943), respectively. As of September 30, 2017, we had cash and cash equivalents of $4,585 and working capital deficit of $(8,430). In November 2017, we received notification from Slipstream Communications, LLC, a related party, of its intent to extend the maturity date of our term loan to August 17, 2019 and to extend the maturity date of our promissory notes on a rolling quarter addition basis which is now January 15, 2019. Management believes that due to the expected extension of these debt maturity dates, our current cash balance and our operational forecast and liquidity projection for 2017 and 2018, we can continue to meet our obligations and operate as a going concern through at least the next twelve months.

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of September 30, 2017 and December 31, 2016, we had an accumulated deficit of $(24,793) and $(19,281), respectively. The cash flows provided/(used in) operating activities was $1,989 and $(3,738) for the nine months ended September 30, 2017 and 2016, respectively. The cash provided by operating activities was mainly due to increase in deferred revenue recognized of $5,881, the increase in deposits of $1,236, the increase in accounts receivables of $613 and the decrease in accounts payable of $(237) offset by the increase in inventories of $642 and the net loss of $(5,512) during the period, and the cash used in operating activities was attributed to our net losses of $(3,943), the decrease in accounts payable of $733 offset by the increase in accrued expenses of $810, for the nine months ended September 30, 2017 and 2016, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $(1,530) compared to $(314) during 2016. The increase in cash used in investing activities is mainly due to the additional common stock issued for the purchase of ConeXus of $1,971. We currently do not have any material commitments for capital expenditures as of September 30, 2017, nor do we anticipate any significant expenditures in 2017.

Financing Activities

Net cash (used in)/provided by financing activities during the nine months ended September 30, 2017 was $(286) compared to $3,667 in 2016. The decrease was related to prior year’s new debt of ($3,263) in 2016.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2017.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and VP, Corporate Controller, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, we concluded as of September 30, that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

The Company identified that, while certain improvements did occur in the Company’s internal control over financial reporting for the nine months ended September 30, 2017, internal control over financial reporting was not effective as of September 30, 2017 and that material weaknesses exist including: a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis; adequately identify and document multiple elements and deliverables, including allocation, deferral and cost estimates in support of revenue recognition, as well as not completing our analysis of the transition to and the implementation and adoption of ASC 606 Revenue Recognition. In addition, Creative Realities, Inc. currently does not have an independent financial expert on its Board of Directors.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has started to implement certain practices and procedures during 2017 to address the foregoing material weaknesses and plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level in 2017, to complete the remediation of the foregoing deficiencies.

In completing its assessment of internal control over financial reporting, management has used and anticipates to continue using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—2013 Integrated Framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, other than what has been descried above to the remediation of our material weakness, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Exhibits

Exhibit No.	Description

2.1	Second Amendment to Agreement and Plan of Merger and Reorganization dated as of September 1, 2017, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (Filed herewith)
10.1	Warrant to Purchase Common Stock (entered into in connection with extension on the maturity date of the Loan and Security Agreement dated August 17, 2016) (Filed herewith)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a) (Filed herewith).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a) (Filed herewith).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 (Filed herewith).
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 (Filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 14, 2017	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer