Form 10-K
period 2017-12-31
CREATIVE REALITIES, INC.
filed 2018-03-26
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2017, was approximately $8,645,459 based upon the last sale price of one share on such date.

As of March 23, 2018, the issuer had outstanding 82,581,866 shares of common stock.

i

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and other organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems; omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading interactive marketing technology companies that focuses on the retail shopper experience by helping retailers and brands use the latest technologies to create better shopping experiences.

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

Our digital marketing technology and solutions are deployed in and have application across diverse categories: automotive, apparel and accessories, banking, baby/children, beauty, consumer products, department stores, electronics, fashion, fitness, foodservice/quick service restaurants, financial services, gaming, luxury retail, mass merchants, mobile operators, and pharmacy retail. The industries in which we sell our solutions are established, but the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies is relatively new and evolving. Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies. As a result, we remain an early stage company without an established history of profitability.

We believe that the adoption and evolution of digital marketing technology and solutions will increase substantially in years to come both in the industries or categories on which we currently focus and in others. We also believe that adoption of our technology and solutions depends upon not only the services and solutions that we provide, but also depends heavily upon the cost of hardware used to process and display content on them. While the costs of hardware configurations and software media players have historically decreased and we believe they will continue to do so at an accelerating rate, flat panel displays typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

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

We currently market and sell our technology and solutions primarily through our sales and business development personnel throughout North America, but we also utilize agents, strategic partners, and lead generators who provide us with access to additional sales, business development and licensing opportunities.

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the years ended December 31, 2017 and 2016, were in the United States and Canada.

You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov. Additional information about the Company and its public disclosures is available on our website at www.cri.com.

Corporate Organization

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800.

The legal entity that is the registrant was originally incorporated and organized as a Minnesota corporation under the name Wireless Ronin Technologies, Inc. in March 2003. Our business initially focused on the provision of expertise digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate. On May 23, 2016, we dissolved Broadcast International, Inc.

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding. Our corporate structure, including our principal operating subsidiaries, is as follows:

Recent Acquisitions

Acquisition of ConeXus World Global

There were no acquisitions completed during the years-ended December 31, 2017 and 2016. On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt.

In accordance with the terms of the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus (the “Holdback Shares”). Since the passage of the March 31, 2016 date targeted for the completion of the reorganization of the Belgian affiliate, the parties have determined that the value of the Belgian affiliate was de minimis.

An agreement was reached on September 1, 2017 by Creative Realities, Inc. and the prior shareholders of ConeXus to recognize the value obtained by Creative Realities, Inc. as a result of the merger and to issue the Holdback Shares to the prior shareholders of ConeXus.  Creative Realities, Inc. has waived the contingency relating to the issuance of the Holdback Shares and issued to the shareholders 5,631,373 shares of common stock. 3,198,054 of these shares were issued to Rick Mills, a majority shareholder of ConeXus, a related party, and the CEO of Creative Realities, Inc. Since the measurement period for the business combination has expired, the issuance of the shares is recognized as a charge to operations during the year of $1.9 million.

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

Common Stock

In 2017 and 2016 the following Preferred Stock conversions took place:

Convertible Preferred Stock Conversions
	Number of Convertible Preferred Series A	Number of Convertible Preferred Series A-1	Shares of Common Stock Received
Q4 2017	-	-	-
Q3 2017	132,200	1,860,561	7,814,749
Q2 2017	12,750	-	50,000
Q1 2017	240,250	-	942,157

Q4 2016	132,000	-	517,647
Q3 2016	75,500	-	296,078
Q2 2016	-	-	-
Q1 2016	100,000	-	392,157

In 2016, in conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors.

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

Preferred Stock

As of December 31, 2017, the Company had outstanding 5,833,549 shares of Series A Convertible Preferred Stock and 0 shares of Series A-1 Convertible Preferred Stock.

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million of the $5.5 million originally issued Convertible Preferred Stock and therefore dividends on those investments were paid via issuance of common shares as of the year-end date.

During the years ended December 31, 2017 and 2016, respectively, the Company issued an aggregate of 245,816 and 452,224 shares of preferred stock in satisfaction of its semi-annual dividend obligation. During the years ended December 31, 2017 and 2016 respectively, the Company issued an aggregate of 718,840 and 0 shares of common stock in satisfaction of its semi-annual dividend obligation.

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

In 2017, 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock were converted into 8,806,906 shares of common stock at the conversion rate of $0.255 per share.

In 2016, 307,500 shares of Series A Preferred Stock were converted into 1,205,882 shares of common stock at the conversion rate of $0.255 per share.

Changes in Management and Board of Directors

During 2017, the Company transitioned the finance and accounting function from Fairfield, NJ to the corporate headquarters in Louisville, KY which included hiring a new VP of Finance. There were no changes in the Board of Directors.

On May 2, 2016, Eric J. Bertrand was appointed to the Board of Directors of Creative Realities, Inc.  Mr. Bertrand possesses voting and investment power over shares beneficially held by Lincoln Road Media Partners LLC, which was the holder of a convertible promissory note and is the holder of a warrant issued in a private placement transaction on April 14, 2016.  See Note 6 to the Consolidated Financial Statements for additional information.  Mr. Bertrand was appointed to the board in connection with Lincoln Road Media’s investment in the convertible note and warrant.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically and integrate our recent merger transactions, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities.

Industry Background

Over the past 18-24 months, approximately, we believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences (iii) accelerating decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (ii) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (iii) the increasing sophistication of social networking platforms; (iv) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (v) customers challenging service providers with the delivery of a satisfactory consumer experience with the traditional pressure on reducing installation and ongoing operating costs.

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

Employees

We have approximately 100 employees as of December 31, 2017. We do not have any employees that operate under collective-bargaining agreements.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have generally incurred losses, and may never achieve profitability.

Except for the second and fourth quarters of 2016 and the first quarter of 2017, we have incurred net losses, have negative cash flows from operations and have a working capital deficit. We incurred net losses in each of the years ended December 31, 2017 and 2016, respectively.

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

 Our digital marketing business is evolving in a rapidly changing market, and we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our digital marketing technology and solutions are an evolving business offering and the markets in which we compete are rapidly changing. As a result, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

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

We will likely be required to raise additional funding through public or private financings, including equity financings in 2018. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We are reliant on the continued support of a related party for adequate financing of our operations.

We will likely be required to raise additional funding through public or private financings, including equity financings, through at least 2018. As of the date of this filing, the Company’s majority shareholder and investor, Slipstream Communications LLC is the holder of 100% of the Company’s outstanding debt instruments including the term loan, secured revolving promissory note and convertible promissory notes. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We may be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

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

Our continued growth could be adversely affected by the loss of several key customers, including a significant related party customer.

Our largest customers account for a majority of our total revenue. We had two customers that accounted for 63% and 71% of accounts receivable as of December 31, 2017 and December 31, 2016, respectively. In addition, we had three customers that accounted for 56% and 56% of revenue for the years ended December 31, 2017 and December 31, 2016, respectively. Decisions by one or more of these key customers and/or partners to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Our financial performance, condition and continued growth could be adversely affected by a key related party.

For the years ended December 31, 2017 and 2016, the Company had sales of $3,390 and $1,344, respectively, with a related party entity that is 22.5% owned by a member of senior management. Accounts receivable due from the related party was $3,017 and $543 at December 31, 2017 and 2016, respectively.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Richard Mills, our Chief Executive Officer;

●	John Walpuck, our Chief Financial and Chief Operating Officer; and

●	Will Logan, our Vice President of Finance.

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

Our operations are dependent in part upon: network capacity provided by third-party telecommunications networks; data center services and provider owned and leased infrastructure and capacity; the Company’s dedicated and virtualized server capacity located at its data center services provider partner and a geo-redundant micro-data center location; and the Company’s own infrastructure and equipment. Collectively, this infrastructure, equipment, and capacity must be sufficiently robust to handle all of our customers’ web-traffic, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or the Company’s own infrastructure to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development over the past several years. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenue growth and our ability to become profitable.

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

Our business has been and could continue to be affected by general global economic and market conditions. Weakness in the United States and worldwide economy could have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably leverage various forms of digital marketing technology and solutions, and/or the content we create, deliver and publish on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

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

Whether or not we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources to:

●	develop and deploy new products and services more quickly and effectively than we can;

●	develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer term relationships and commitments;

●	offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	take advantage of acquisition and other opportunities more readily; and

●	devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

Risks Related to Our Securities and Our Company

Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

We have limited resources after accounting for a significant amount of restructuring and integration costs incurred in connection with prior acquisition activities, and we expect to incur additional restructuring and integration costs related to additional acquisitions in the future. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price. We have identified several material weaknesses in internal controls and have concluded in our 2017 filings that our disclosure controls and procedures and internal controls over financial reporting were not effective at the reasonable assurance level.

Our controlling shareholder possesses controlling voting power with respect to our common stock and voting preferred stock, which will limit your influence on corporate matters.

Our controlling shareholder, Slipstream Communications, LLC, has beneficial ownership of 74,070,970 shares of common stock, including common shares that are beneficially owned by an affiliate of Slipstream Communications named Slipstream Funding, LLC. These shares represent beneficial ownership of approximately 58.39% of our common stock (on an as-converted basis) as of the date of this annual report on form 10-K. In addition, in the last quarter of 2016 and the first quarter of 2017, Slipstream Communications, LLC purchased all of our outstanding debt from the original debtholders. The terms of the debt have remained the same. As a result, Slipstream Funding has the ability to control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Trading of our common stock is conducted on the OTC Markets (OTCQX). This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock if we were listed on a more liquid exchange.

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

When permitted by Minnesota law, we are required to pay dividends to the holders of our Series A Convertible Preferred Stock, each share of which carries a $1.00 stated value. There are presently approximately 5.8 million shares of Series A Convertible Preferred Stock outstanding. All shares of Series A-1 Convertible Preferred Stock were converted to common stock in September 2017. Our Series A Convertible Preferred Stock entitles its holders to:

●

a cumulative 6% dividend, payable on a semi-annual basis in cash unless (i) we are unable to pay the dividend in cash under applicable law, or (ii) we have demonstrated positive cash flow during the prior quarter reported on our Form 10-Q, in which case we may at our election pay the dividend through the issuance of additional shares of preferred stock up through August 20, 2017 and thereafter through the issuance of additional shares of common stock;

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

We currently have the right to (1) call and redeem some or all of such preferred shares, subject to a 30-day notice period and certain other conditions, at a price equal to $1.00 per share plus accrued but unpaid dividends thereon and (2) pay all dividends in the form of shares of common stock. Holders of Series A Convertible Preferred Stock have no preemptive or cumulative-voting rights.

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

Our corporate headquarters are currently located at 13100 Magisterial Drive, Suite 100, Louisville, Kentucky 40223. The corporate phone number is (502) 791-8800. We lease warehouse and office space of approximately 6,400 square feet and 8,300 square feet for our Kentucky operations under a lease agreement through May 30, 2021 and March 31, 2021, respectively. The monthly lease payment for the warehouse is $0.3 for September 1, 2015 through August 31, 2016 and $5 for September 1, 2016 through May 30, 2021. The monthly lease payment for the office space is $6 for April 1, 2015 through March 31, 2017 and $12 for April 1, 2017 through March 31, 2021. We lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease through June 30, 2018 with a monthly rental of $4 CAD per month. We also lease 3,650 square feet of office space in Dallas, Texas, and 4,100 square feet of office space and 5,100 square feet of warehouse space in El Segunda California for monthly lease payments of $4 and $4 per month which have lease terms ending on December 31, 2018 and June 30, 2019, respectively.

We have lease agreements for office space with approximately 18,000 square feet located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center. We announced the planned closure of this location on August 10, 2017 and fully exited the facility in early 2018. The monthly lease amount is currently $22 and escalates to $23 by the end of the lease term on September 2020. We currently have two subtenants which provide $13 of monthly subtenant rental income. Our agreements with these subtenant lessees extend through October 2018 with an additional one-year extension at the option of the lessee. We are currently in negotiations with the landlord to exit this lease arrangement. No lease termination expense has been accrued as of December 31, 2017 as we had not ceased use of the facilities by the year-end date.

ITEM 3	LEGAL PROCEEDINGS

Litigation

We are involved in a variety of legal claims and proceedings related to our business described in Note 7 to the Company’s financial statements, Commitments and Contingencies.

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

Market Information

Our common stock is listed for trading on the OTC Bulletin Board, the “OTCQX,” under the symbol “CREX.” The transfer agent and registrar for our common stock is Computershare Limited, 401 2nd Avenue North, Minneapolis, Minnesota 55401. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Markets in 2017 and 2016. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. Trading in the Company’s common stock during the period represented was sporadic, exemplified by low trading volume and many days during which no trades occurred.

	High	Low
2017
First Quarter	$0.31	$0.18
Second Quarter	$0.37	$0.22
Third Quarter	$0.45	$0.25
Fourth Quarter	$0.40	$0.17

	High	Low
2016
First Quarter	$0.23	$0.15
Second Quarter	$0.23	$0.14
Third Quarter	$0.23	$0.11
Fourth Quarter	$0.31	$0.16

Shareholders

As of March 23, 2018, there were approximately 504 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business and to finance the development and expansion of our business, subject to our obligation to pay dividends to our preferred stockholders as described below. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our board of directors.

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. In addition, we must first pay dividends on our Series A Convertible Preferred Stock, which have priority over any dividends to be paid to holders of our common stock. The current dividend payable to the holders of Series A Convertible Preferred Stock has been satisfied through the issuance of preferred and common stock. The current dividend for the Series A Convertible Preferred Stock aggregates to up to approximately $175 on a semi-annual basis (which we may be able to satisfy our dividend-payment obligations relating to the Series A Convertible Preferred Stock through the issuance of additional shares of preferred stock through August 20, 2017 and thereafter the issuance of additional shares of common stock). Other than with respect to shares of Series A Convertible Preferred Stock, future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Sales of Unregistered Securities During the Fiscal Year 2017

Common Stock

During 2017, accredited investors converted 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock for 8,806,906 shares of common stock at the conversion rate of $0.255 per share. These shares were issued pursuant to the private placement exemptions provided under Section 4(a)(2) and 4(a)(6) of the Securities Act.

Effective December 31, 2017, we issued 718,840 shares of common stock in satisfaction of the Series A Convertible Preferred Stock dividend for the period July 1, 2017 through December 31, 2017. The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million of the $5.5 million originally issued Convertible Preferred Stock and therefore dividends on those investments were paid via issuance of common shares as of the year-end date. The common stock we issued as dividends on account of our Series A Convertible Preferred Stock was issued pursuant to the private placement exemptions provided under Section 4(a)(2) and 4(a)(6) of the Securities Act.

During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock for 1,205,882 shares of common stock. These shares were issued pursuant to the private placement exemptions provided under Section 4(a)(2) and 4(a)(6) of the Securities Act.

Secured Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below, with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017. These securities transactions were effected pursuant to the private placement exemptions provided under Section 4(a)(2) and 4(a)(6) of the Securities Act.

Share Repurchase Program

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 5 million shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  During the fourth quarter of 2017, 1,185,968 shares of common stock were repurchased at an aggregate price of $149 and were immediately cancelled, as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-October 31, 2017
November 1-November 30, 2017	1,185,968	0.1265	1,185,968
December 1-December 31, 2017
Total	1,185,968		1,185,968	3,814,032

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The Company’s significant accounting policies are described in Note 2 of the Company’s consolidated financial statements included within Part II, ITEM 8 of this Report. The following discussion identifies those accounting policies that we believe are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

Revenue Recognition

See Note 2, “Summary of Significant Accounting Policies,” in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our revenue recognition policies.

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

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts with Customers (“ASU 2014-09,” as codified in “ASC 606”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The adoption of the standard did not have a significant impact on our financial statements or our critical accounting policies related to revenue recognition. Based on our initial evaluation of the Company’s current contracts and the related revenue streams and performance obligations, the Company expects that the allocation of revenue between hardware, services and other will have insignificant changes as compared with current GAAP. However, for certain sales transactions, the timing of revenue recognition for hardware and certain services sales may occur earlier, with the remaining service and other sales, occurring later than under current GAAP. The largest impacts as a result of the new standard are the new required qualitative and quantitative disclosures. See Note 2, “Recently Issued Accounting Pronouncements,” in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report for additional information.

Accounts Receivable

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. We had a factoring arrangement with Allied Affiliated Funding for the majority of our accounts receivable during the period October 15, 2015 to August 16, 2016. We record an allowance for doubtful accounts receivable for amounts due from third parties that we do not expect to collect. We estimate the allowance based on historical write-off experience and current economic conditions and also consider factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Accounts receivable are written off after all reasonable collection efforts have failed.

We have not made any material changes in the accounting methodology we use to measure the estimated liability for doubtful accounts during the past two fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for doubtful accounts. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Approximately 51% or $3,017 of our accounts receivable at December 31, 2017 is from a related party (see Note 8).

Goodwill and Intangible Assets

Goodwill is evaluated for impairment annually as of September 30 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has no indefinite-lived intangible assets. We test goodwill for impairment by comparing the book value to the fair value at the reporting unit level. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The fair value of the reporting unit is determined by using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. We use these same expectations in other valuation models throughout the business. In addition to the discounted cash flow analysis, we utilize a leveraged buy-out model, trading comps and market capitalization to ultimately determine an estimated fair value of our reporting unit based on weighted average calculations from these models. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

In addition, the Company’s market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if the Company’s market capitalization falls below its book value. If this situation occurs, the Company will perform the required detailed analysis to determine if there is impairment.

We have not made any material changes in our reporting units or the accounting methodology we use to assess impairment of goodwill since September 30, 2017. We updated our goodwill analysis as of December 31, 2017 using actual fourth quarter 2017 results and updated projected 2018 results and concluded no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 and 5
Trademark	5
Customer relationships	3

Intangible assets are evaluated for impairment if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. There were no indicators of impairment identified in 2017. The Company recognized an impairment loss on its technology platform for the year ended December 31, 2016.

Income Taxes

Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21% effective January 1, 2018.

The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

As of December 31, 2017 and 2016 a full valuation allowance is recorded against our deferred tax assets to reduce the consolidated deferred tax asset to zero. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

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

FASB ASC 820-10 Fair Value Measurements and Disclosures, requires disclosure of the estimated fair value of an entity’s financial instruments. Such disclosures, which pertain to the Company’s financial instruments, do not purport to represent the aggregate net fair value of the Company.

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

Impact of Recently Issued Accounting Pronouncements

Refer to Note 2, “Recently Issued Accounting Pronouncements,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The tables presented below compare our results of operations adjusted for full retrospective adoption of certain accounting guidance described in Note 2 from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Years Ended
	December 31,		Change
	2017	2016	Dollars	%
Sales	$17,698	$13,673	$4,025	29%
Cost of sales (exclusive of depreciation and amortization shown separately below)	10,309	6,815	3,494	51%
Gross profit	7,389	6,858	531	8%
Sales and marketing expenses	2,078	1,061	1,017	96%
Research and development expenses	991	893	98	11%
General and administrative expenses	6,944	6,393	551	9%
Depreciation and amortization expense	1,505	2,003	(498)	-25%
ConeXus acquisition stock issuance expense	1,971	-	1,971	NM
Impairment loss on intangible assets	-	1,065	(1,065)	-100%
Total operating expenses	13,489	11,415	2,074	18%
Operating loss	(6,100)	(4,557)	(1,543)	34%
Other income (expenses):
Interest expense	(1,610)	(1,636)	26	-2%
Change in fair value of warrant liability	(153)	(42)	(111)	264%
Gain on settlement of debt	872	1,008	(136)	-13%
Other income	2	164	(162)	-99%
Total other expense	(889)	(506)	(383)	76%
Net loss before income taxes	(6,989)	(5,063)	(1,926)	38%
Benefit/(provision) from income taxes	39	365	(326)	-89%
Net loss	$(6,950)	$(4,698)	$(2,252)	48%

NM - not meaningful

Sales

Sales increased by $4,025 or 29% in 2017 compared to 2016. The $4,025 increase was driven by approximately $1,230 from two new large customers and the broadening of sales within existing customer relationships, including an increase in sales to a related party of $1,344.

Gross Profit

Gross profit margin on a percentage basis decreased to 42% in 2017 from 50% in 2016, and increased by $531 in absolute dollars during the same period. The decrease in gross profit margin percentage and increase in absolute dollars is primarily the result of a lower margin sales mix on increased sales to customers.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Total sales and marketing expenses increased to $2,078 in 2017 from $1,061 in 2016. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses increased 11% to $991 in 2017 from $893 in 2016, primarily as a result of additional headcount focused on these activities.

General and Administrative Expenses

Total general and administrative expenses increased 9% to $6,944 in 2017 from $6,393 in 2016. The increase was primarily due to an increase in personnel costs, including recruiting fees, offset primarily by decreases in legal fees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased 25% to $1,505 in 2017 from $2,003 in 2016 primarily as a result of the reduction of intangible assets from the impairment recognized in the third quarter of 2016.

Interest Expense

See Note 6 to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 3 to the Consolidated Financial Statements for a discussion of the Company’s non-cash change in Warrant Liability.

Gain on Settlement of Debt

During 2017, the Company settled and/or wrote off debt of $1,159 for $288 cash payment and recognized a gain of $872. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

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

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s annual and quarterly financial statements, as adjusted for the retrospective adoption of ASU No. 2017-11:

Quarters ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net sales	$4,136	$3,575	$3,568	$6,419
Cost of sales	2,636	2,157	1,944	3,572
Gross profit	1,500	1,418	1,624	2,847
Operating expenses, excluding depreciation and amortization	2,793	4,631	2,238	2,322
Depreciation/amortization	321	374	408	402
Operating (loss)/income	(1,614)	(3,587)	(1,022)	123
Other expenses/(income)	(177)	679	717	(369)
Net (loss)/income	(1,437)	(4,266)	(1,739)	492

Quarters ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net sales	$5,501	$2,708	$3,029	$2,435
Cost of sales	2,826	1,387	1,312	1,290
Gross profit	2,675	1,321	1,717	1,145
Operating expenses, excluding depreciation and amortization	2,108	2,060	1,976	2,203
Depreciation/amortization	388	540	536	539
Impairment loss on intangible assets	-	1,065	-	-
Operating (loss)/income	179	(2,344)	(795)	(1,597)
Other expenses/(income)	934	(130)	(913)	250
Net (loss)/income	(755)	(2,214)	118	(1,847)

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

Reconciliation of GAAP to Non-GAAP EBITDA

The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” for the quarters ending December 31, 2017 and 2016, September 30, 2017 and 2016, June 30, 2017 and 2016 and March 31, 2017 and 2016, as adjusted for the retrospective adoption of ASU No. 2017-11:

Quarters ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
GAAP net (loss)/income	(1,437)	(4,266)	(1,739)	492
Interest expense:
Amortization of debt discount	100	328	133	195
Other interest	330	169	140	215
Gain on settlement of debt	(6)	-	-	(866)
Change in warrant liability	(340)	116	369	8
Additional ConeXus acquisition expense	-	1,971	-	-
Depreciation/amortization	321	374	408	402
Other expenses/(income)	(261)	66	75	79
EBITDA	(1,293)	(1,242)	(614)	525

Quarters ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
GAAP net (loss)/income	$(755)	$(2,214)	$118	$(1,847)
Interest expense:
Amortization of debt discount	297	224	177	154
Other interest	228	187	175	194
Gain on settlement of debt	(55)	(547)	(406)	-
Impairment loss on intangible assets	-	1,065	-	-
Change in warrant liability	400	84	(293)	(148)
Depreciation/amortization	388	540	536	539
Other expenses/(income)	64	(78)	(566)	51
EBITDA	$567	$(739)	$(259)	$(1,057)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. As of December 31, 2017, we had cash and cash equivalents of $1,003 and a working capital deficit of $(3,801). On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our promissory notes on a rolling quarter addition basis which is now April 10, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least March 31, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through March 31, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 6 to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2017, we had an accumulated deficit of $(26,231). The cash flows provided by / used in operating activities was $655 and ($4,106) for the years ended December 31, 2017 and 2016, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(6,950) and $(4,698) for the years ended December 31, 2017 and 2016, respectively. Included in our net losses were non-cash charges consisting of depreciation, amortization of debt discount related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, impairment on intangible assets, stock-based compensation, stock issuance expenses related to the ConeXus acquistion and changes in the allowance for doubtful accounts totaling $4,669 and $4,320 for the years ended December 31, 2017 and 2016, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 was $(569) compared to $(292) during 2016. The increase in cash used in investing activities is primarily due to more capital expenditures during the period. We currently do not have any material commitments for capital expenditures as of December 31, 2017, nor do we anticipate any significant expenditures in 2018.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2017 was $(435) compared to net cash provided by financing activities during the year ended December 31, 2016 of $4,389. The decrease is mainly due to the issuance of new debt financing and warrants in 2016.

Off-Balance Sheet Arrangements

During the year ended December 31, 2017, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of December 31, 2017 and that material weaknesses exist including: (1) a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, (2) adequately identify and document multiple elements and deliverables, including allocation, deferral and cost estimates in support of revenue recognition, as well as not completing our analysis of the transition to and (3) the implementation and adoption of ASC 606 Revenue Recognition.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has already implemented certain practices and procedures during 2017 to address the foregoing deficiencies, including the hiring of new accounting personnel and plans to expand the scope of its assessment of the effectiveness of its internal controls over financial reporting at the consolidated Company in 2018, and develop a plan to complete the remediation of the foregoing deficiencies.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Alec Machiels (Chairman), Rick Mills (CEO), David Bell, Donald Harris, Patrick O’Brien and Eric Bertrand. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Alec Machiels	45	Director (Chairman)
David Bell	74	Director
Donald Harris	65	Director
Richard Mills	63	Director, Chief Executive Officer
John Walpuck	56	Chief Financial Officer and Chief Operating Officer
Patrick O’Brien	71	Director
Eric J. Bertrand	45	Director

The biographies of the above-identified individuals are set forth below:

Alec Machiels is a Partner at Pegasus Capital Advisors, L.P., a private equity fund manager, and joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Machiels is a member of the Executive, Investment and Sustainability Committees, as well as the co-chair of the Energy and Wellness Committees at Pegasus Capital Advisors, L.P.  He has over 17 years of private equity investing and investment banking experience.  Previously, Mr. Machiels was a Financial Analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman Sachs and Co. in New York.  Investments in which he has been highly involved in include Molycorp Minerals, Traxys, Pure Biofuels, Olympus, Slipstream Communications, Coffeyville Resources and Merisant Company.  Mr. Machiels currently serves on the boards of Pure Biofuels, Olympus, Slipstream Communications, NSI, and Valogix.  He was also a member of the Board of Trustees of the American Federation of Arts and Chair of its Endowment Committee 2011- 2013.  Mr. Machiels also co-founded Potentia Pharmaceuticals and Apellis Pharmaceuticals – two biotechnology companies in the complement immunotherapy space – as well as Revon Systems, a healthcare IT company.  Mr. Machiels is a graduate of Harvard Business School, KU Leuven Law School in Belgium and Konstanz University in Germany.

David Bell joined our Board of Directors in August 2014 in connection with the Creative Realities merger. Mr. Bell brings over 40 years of advertising and marketing industry experience to the board, including serving as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Since 2007, Mr. Bell has led Slipstream Communications, LLC which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. He is currently a Senior Advisor to AOL and has been an Operating Advisor at Pegasus Capital Advisors since 2004. He has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell served as an independent director on the Board of Directors of Time, Inc. from June 2014 to January 2018.

Donald A. Harris was appointed to our Board of Directors in August 2014 in connection with the Broadcast International merger. He has been President of 1162 Management, the General Partner of 5 Star Partnership, a private equity firm, since June 2006. Mr. Harris has been President and Chief Executive Officer of UbiquiTel Inc., a telecommunications company organized by Mr. Harris and other investors, since its inception in September 1999 and also its Chairman since May 2000. Mr. Harris served as the President of Comcast Cellular Communications Inc. from March 1992 to March 1997. Mr. Harris received a Bachelor of Science degree from the United States Military Academy and an MBA from Columbia University. Mr. Harris’s experience in the telecommunications industry and his association with private equity funding is valuable to the Company.

Richard Mills is currently our Chief Executive Officer. Mr. Mills possesses over 32 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by Creative Realities as reported herein. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

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

Patrick O’Brien has been a member of our Board of Directors since November 2015. Mr. O’Brien is the Managing Director& Principal of Granville Wolcott Advisors, which he formed in 2009 to provide consulting, due diligence and asset management services. Mr. O’Brien is a seasoned executive and business advisor, with 40 years of multi-unit international management experience with an emphasis in financial analysis and strategic business development. During the past five years, Mr. O’Brien has served on the boards of Merriman Holdings, Inc., Ironclad Performance Wear Corporation, Cinedigm, Inc., and is Chairman and CEO of LVI Liquidation Corp. (formerly Livevol, Inc.) He is a graduate of the Eli Broad School of Business of Michigan State University with BA in Hotel Management

Eric J. Bertrand joined our Board of Directors in May, 2016. Mr. Bertrand is the Chief Executive Officer and a partner of modop, a full-service advertising agency with offices in New York, Los Angeles, Miami, Portland and Panama City, Panama.  Prior to modop, Mr. Bertrand was a PE/VC fund manager, having invested $300 million in 60+ companies over the past 20 years.  Mr. Bertrand was a General Partner with Palisade Capital Management, where he jointly managed a private equity fund and venture capital funds.   Mr. Bertrand began his private equity career with Aetna’s Private Equity Group. Today, Mr. Bertrand is a Board Member of modop, Silverlight Digital, several privately held companies as well as international charities, Unite For Sight and the Alive Inside Foundation. Eric holds an MBA in Finance and Entrepreneurial Studies from New York University. He graduated from Bryant University with a BS in Business Administration concentrating on Finance and Applied Actuarial Mathematics.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Machiels, the Board of Directors considered his background and experience with the private investing market and his long-standing oversight of the Creative Realities business during such time as it was wholly owned by Pegasus Capital. With regard to Mr. Bell, the Board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. With regard to Mr. Bertrand, the Board considered his deep experience within the media industry and significant private equity background. With regard to Mr. Mills, the Board of Directors considered his extensive background and experience in the industry. With regard to Mr. O’Brien, the Board of Directors considered his background as an advisor and extensive management experience. Finally, with regard to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors.

The Board of Directors has determined that there are no “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. Nevertheless, as a corporation whose shares are listed for trading on the OTCQX Markets, we presently are not required to have any independent directors at all on our board, or any independent directors serving on any particular committees of the Board of Directors. The Board of Directors has determined that at least one member of the board, Mr. Machiels, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Machiels’ relevant experience in this regard is detailed above, which includes past employment experience in finance and investment banking. Mr. Machiels is not an “independent” member of the board as described above. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

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

Communications with Board Members

Our board of directors has provided the following process for shareholders and interested parties to send communications to our board and/or individual directors. All communications should be addressed to Creative Realities, Inc., 13100 Magisterial Drive, Ste. 100, Louisville, KY 40223, Attention: Corporate Secretary. Communications to individual directors may also be made to such director at our company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any company personnel. Any communications sent to the board in the care of the Corporate Secretary will be reviewed by the Corporate Secretary to ensure that such communications relate to the business of the company before being reviewed by the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2017 and written representations from such persons that no other reports were required, all applicable Section 16(a) filing requirements were timely met except as follows: Richard Mills has not yet filed a report relating to the issuance of shares to him by the Company in connection with the Second Amendment to Agreement and Plan of Merger and Reorganization and Waiver, which agreement is an exhibit to this Annual Report on Form 10-K.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, upon written request to our Corporate Secretary at 13100 Magisterial Drive, Ste. 100, Louisville, KY 40223.

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2017 and 2016:

Name and Principal Position (a)	Years	Salary ($)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2017	270,000	-	-	-	-	-	270,000
Chief Executive Officer and Director	2016	270,000	-	-	-	-	-	270,000

John Walpuck	2017	240,000	-	-	-	-	-	240,000
Chief Financial Officer and Chief Operating Officer	2016	240,000	-	-	-	-	-	240,000

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Walpuck joined the company effective May 2014.

The material terms of employment agreements and payments to be made upon a change in control are discussed below, in the narrative following “Employment Agreements.”

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the company’s defined contribution 401(k) retirement plan. Employees may contribute pretax compensation to the plan in accordance with current maximum contribution levels proscribed by the Internal Revenue Service. There are currently plans to implement an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3% on April 1, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2017:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
John Walpuck	170,000	(b)	-		$0.65	5/29/2024	-	-
	50,000	(b)	-		$0.45	8/18/2024
			480,685	(d)	$0.45	10/9/2024
			1,449,432	(c)	$0.32	1/22/2025
			1,069,882	(e)	$0.19	11/20/2025

(a)	Unless otherwise indicated, represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan.

(b)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC.

(c)	This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on January 22, 2016, with additional increments of 25 percent becoming exercisable annually thereafter.

(d)

This stock option became exercisable to the extent of 25 percent of the shares purchasable thereunder on October 9, 2015, with additional increments of 25 percent becoming exercisable annually thereafter.

(e)	This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on November 20, 2016, with additional increments of 25 percent becoming exercisable annually thereafter.

Director Compensation Table

Non-employee directors received no compensation during 2017 and 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the close of business on March 13, 2018, we had outstanding two classes of voting securities – common stock, of which there were 82,581,866 shares issued and outstanding and Series A Convertible Preferred Stock, of which there were 5,663,946 shares issued and outstanding. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders, and each share of preferred stock votes on an as-converted basis, which means that each preferred share is currently entitled to two and one-half votes on all matters put to a vote of our shareholders. Our preferred stock votes together with our common stock as a single class. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of December 31, 2017, by:

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

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	30,349,949	35.98%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	74,070,970	58.39%
Horton Capital Partners Fund, L.P. [4]	8,679,847	9.95%
Eric Bertrand [5]	911,857	1.09%
John Walpuck [6]	2,082,358	2.46%
Donald A. Harris [7]	2,688,547	3.23%
Alec Machiels [8]	0	*
David Bell [9]	0	*
Richard Mills [10]	17,974,915	21.70%
Patrick O’Brien [11]	0	*
All current executive officers and directors as a group [12]	20,750,562	24.07%

* less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member. See table footnote 3 for further information regarding Slipstream Communications, LLC. The share figure includes 1,779,015 shares of common stock issuable upon exercise of an outstanding warrant issued to the shareholder in connection with the Company’s merger transaction with Creative Realities, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC is held by BCOM Holdings, LP, its managing member. Slipstream Communications is the sole member of Slipstream Funding, LLC, and as a result share figure includes the 28,570,934 shares of common stock, and 1,779,015 common shares issuable upon exercise of an outstanding warrant, issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 15,461,920 common shares issued on account of a convertible promissory note, 3,111,761 common shares issuable upon conversion of Series A Convertible Preferred Stock and 25,706,248 common shares purchasable upon exercise of outstanding warrants.

(4)	Includes 3,485,518 common shares issuable upon conversion of Series A Convertible Preferred Stock and 1,205,358 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by Horton Capital Partners Fund, LP contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(5)	Includes 892,857 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held Eric Bertrand contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(6)	Mr. Walpuck is our Chief Financial Officer and Chief Operating Officer. Shares reflected in the table are common shares issuable upon exercise of vested options.

(7)	Mr. Harris is a director of the Company. Share figure includes 225,549 common shares issuable upon conversion of Series A Convertible Preferred Stock and 419,643 shares purchasable upon the exercise of outstanding warrants.

(8)	Mr. Machiels is a director of the Company.

(9)	Mr. Bell is a director of the Company.

(10)	Mr. Mills is a director of the Company and Chief Executive Officer. Includes 2,639,258 common shares and 267,857 common shares purchasable upon exercise of outstanding warrants, each held by RFK Communications, LLC. The warrants to purchase shares held by RFK Communications, LLC contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(11)	Mr. O’Brien is a director of the Company.

(12)	Includes Messrs. Walpuck, Harris, Machiels, Bell, Mills, O’Brien and Bertrand.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

We employ Richard Mills as our Chief Executive Officer. Mr. Mills’ employment agreement is effective for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $270,000 subject to annual increases but generally not subject to decreases, and includes provisions for the right to receive up to 4,951,557 performance shares of common stock in connection with a series of performance-based requirements. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Mills’ employment, Mr. Mills will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment, the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

We employ John Walpuck as our Chief Financial Officer and Chief Operating Officer. Mr. Walpuck’s employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Walpuck elects not to extend the employment term. The agreement provides for an initial annual base salary of $240,000, subject to annual increases but generally not subject to decreases. Mr. Walpuck is eligible to participate in performance-based cash bonus or equity award plans for the Company’s senior executives. In addition, Mr. Walpuck will participate in employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets eligibility and other requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Walpuck’s employment, Mr. Walpuck will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment, the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of a one-year period. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

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

The Board of Directors has determined that none of its directors is “independent,” as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, or meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The preceding disclosure respecting director independence is required under applicable SEC rules. Nevertheless, as a corporation whose shares are listed for trading on the OTCQX, we presently are not required to have any independent directors at all on our board, or any independent directors serving on any particular committees of the Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following table presents fees for audit and other services provided by EisnerAmper LLP for 2017 and 2016. Fees for tax services were provided by Eichen & Dimeglio, CPAs, PC in both 2017 and 2016.

	2017	2016

Audit fees (a)	$207	$193
Audit related fees (b)	0	4
Tax fees (c)	53	33

	$260	$230

(a)	Audit fees for 2017 and 2016 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and audit services provided in connection with other regulatory filings.

(b)	Audit-related fees relate to professional services provided in connection with filing Form S-1.

(c)	Tax fees consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning.

Our Board of Directors reviewed the audit services rendered by EisnerAmper, LLP during 2017 and 2016 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 26, 2018.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer and Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer	March 26, 2018
Richard Mills

/s/ John L. Walpuck	Chief Financial Officer and Chief Operating Officer (Principal	March 26, 2018
John J. Walpuck	Financial Officer and Principal Accounting Officer)

/s/ Alec Machiels	Chairman of the Board of Directors	March 26, 2018
Alec Machiels

/s/ David Bell	Director	March 26, 2018
David Bell

/s/ Donald Harris	Director	March 26, 2018
Donald Harris

/s/ Patrick O’Brien	Director	March 26, 2018
Patrick O’Brien
/s/ Eric J. Bertrand	Director	March 26, 2018
Eric J. Bertrand

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Creative Realities, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the classification of certain equity-linked financial instruments with down-round features in 2017 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update No. 2017-11.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2018

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,003	$1,352
Accounts receivable, net of allowance for doubtful accounts of $40 and $85, respectively	5,912	3,998
Unbilled receivables	77	242
Work-in-process and inventories	851	585
Prepaids and other current assets	1,030	168
Total current assets	8,873	6,345
Property and equipment, net	1,136	912
Intangibles, net	875	2,035
Goodwill	14,989	14,989
Other assets	172	138
TOTAL ASSETS	$26,045	$24,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term related party loans payable, net of $0 and $454 discount, respectively	$-	$7,627
Accounts payable	2,017	3,218
Accrued expenses	2,689	2,277
Deferred revenues	6,721	753
Customer deposits	1,247	606
Total current liabilities	12,674	14,481
Long-term related party loans payable, net of $1,916 and $0 discount, respectively	5,465	-
Warrant liability	858	705
Deferred tax liabilities	549	610
Other liabilities	220	218
TOTAL LIABILITIES	19,766	16,014

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,692 and $7,690, respectively)	1,927	3,925

SHAREHOLDERS’ EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 82,582 and 66,649 shares issued and outstanding, respectively	826	666
Additional paid-in capital	29,757	23,095
Accumulated deficit	(26,231)	(19,281)
Total shareholders’ equity	4,352	4,480
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,045	$24,419

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2017	2016
Sales
Hardware	$5,412	$3,031
Services and other	12,286	10,642
Total sales	17,698	13,673

Cost of sales
Hardware	4,434	2,544
Services and other	5,875	4,271
Total cost of sales (exclusive of depreciation and amortization shown separately below)	10,309	6,815
Gross profit	7,389	6,858

Operating expenses:
Sales and marketing expenses	2,078	1,061
Research and development expenses	991	893
General and administrative expenses	6,944	6,393
Depreciation and amortization expense	1,505	2,003
ConeXus acquistion stock issuance expense	1,971	-
Impairment loss on intangible assets	-	1,065
Total operating expenses	13,489	11,415
Operating loss	(6,100)	(4,557)

Other income (expenses):
Interest expense	(1,610)	(1,636)
Change in fair value of warrant liability	(153)	(42)
Gain on settlement of debt and dissolution of Broadcast	872	1,008
Other income, net	2	164
Total other expense	(889)	(506)
Net loss before income taxes	(6,989)	(5,063)
Benefit/(provision) from income taxes	39	365
Net loss	(6,950)	(4,698)
Dividends on preferred stock	246	463
Net loss attributable to common shareholders	$(7,196)	$(5,161)
Net loss per common share - basic and diluted	$(0.10)	$(0.07)
Net loss attributable to common shareholders	$(0.10)	$(0.08)
Weighted average shares outstanding - basic and diluted	72,788	65,443

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2017 and 2016

(in thousands, except shares)

			Additional
	Common Stock		paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total
Balance as of December 31, 2015	64,224,860	$642	$22,528	$(14,582)	$8,588
Shares issued upon conversion of preferred stock	1,205,882	12	295	-	307
Shares issued for restructured settlement program	1,219,189	12	155	-	167
Dividends on preferred stock	-	-	(463)	-	(463)
Stock-based compensation	-	-	273	-	273
Net loss	-	-	-	(5,910)	(5,910)
Adjustment due to adoption of ASU 2017-11	-	-	307	1,211	1,518
Balance as of December 31, 2016	66,649,931	$666	$23,095	$(19,281)	$4,480

Shares issued upon conversion of preferred stock	8,806,906	88	2,158	-	2,246
Additional shares issued for ConeXus purchase	5,631,373	56	1,915	-	1,971
Shares issued for services	1,960,784	20	480	-	500
Issuance of warrants with promissory notes	-	-	2,216	-	2,216
Redemption and cancellation of shares under repurchase plan	(1,185,968)	(11)	(138)	-	(149)
Dividends on preferred stock	-	-	(246)	-	(246)
Common stock issued as dividend	718,840	7	(7)	-	-
Stock-based compensation	-	-	284	-	284
Net loss	-	-	-	(6,950)	(6,950)
Balance as of December 31, 2017	82,581,866	826	29,757	(26,231)	4,352

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2017	2016
Operating Activities:
Net loss	(6,950)	(4,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,505	2,003
Amortization of debt discount	756	852
Stock-based compensation	284	273
Change in warrant liability	153	42
Allowance for doubtful accounts	-	85
Warrants issued for services	-	36
ConeXus acquisition stock issuance expense	1,971	-
Increase in notes due to in-kind interest	86	102
Deferred tax provision (benefit)	(61)	(365)
Impairment of intangible assets	-	1,065
Gain on debt settlement	(872)	(1,008)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	(1,749)	(3,360)
Inventories	(266)	(503)
Prepaid expenses and other current assets	(862)	180
Other non-current assets	(34)	65
Accounts payable	(390)	858
Deferred revenue	5,968	(460)
Accrued expenses	473	17
Customer deposits	641	606
Other non-current liabilities	2	104
Net cash provided by (used in) operating activities	655	(4,106)
Investing activities
Purchases of property and equipment	(569)	(292)
Net cash used in investing activities	(569)	(292)
Financing activities
Issuance of common stock	500	167
Issuance of loans payable and warrants, net of discount	-	4,510
Share repurchase and cancellation	(149)	-
Payments on debts	(786)	(288)
Net cash (used in) provided by financing activities	(435)	4,389
(Decrease)/increase in Cash and Cash Equivalents	(349)	(9)
Cash and Cash Equivalents, beginning of year	1,352	1,361
Cash and Cash Equivalents, end of year	1,003	1,352

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

Liquidity

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. As of December 31, 2017, we had cash and cash equivalents of $1,003 and a working capital deficit of $(3,801). On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our promissory notes on a rolling quarter addition basis which is now April 15, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least March 31, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through March 31, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

The consolidated financial statements do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of the above uncertainty.

Major Acquisitions

Acquisition of ConeXus World Global

There were no acquisitions completed during the years-ended December 31, 2017 and 2016. On October 15, 2015, we completed the acquisition of ConeXus World Global, LLC for 2,080,000 shares of Series A-1 Convertible Preferred Stock, and the conversion of $823 of ConeXus World Global debt into (i) 2,639,258 shares of our common stock, and (ii) $150 in principal amount of our convertible debt.

In accordance with the terms of the agreement and plan of merger and reorganization, an additional 416,000 shares of Series A-1 Convertible Preferred Stock and 4,000,000 shares of common stock were to be issued upon the reorganization of the capital structure of a Belgian affiliate of ConeXus (the “Holdback Shares”). Since the passage of the March 31, 2016 date targeted for the completion of the reorganization of the Belgian affiliate, the parties have determined that the value of the Belgian affiliate was de minimis.

An agreement was reached on September 1, 2017 by Creative Realities, Inc. and the prior shareholders of ConeXus to recognize the value obtained by Creative Realities, Inc. as a result of the merger and to settle the Holdback Shares to the prior shareholders of ConeXus.  Creative Realities, Inc. has waived the contingency relating to the issuance of the Holdback Shares and issued to the shareholders 5,631,373 shares of common stock. 3,198,054 of these shares were issued to Rick Mills, a majority shareholder of ConeXus, a related party, and the CEO of Creative Realities, Inc. Since the measurement period for the business combination has expired, the issuance of the shares is recognized as a charge to operations during the year ended December 31, 2017 of $1.9 million.

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

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. Shipping charges billed to customers are included in sales and the related shipping costs are included in cost of sales. Total hardware sales were $5,400 and $3,031 for the years ended December 31, 2017 and 2016, respectively.

Services and Other

Included in “services and other” revenue is professional and implementation services, software design and development services, software and software license sales and maintenance and support services revenue. Total services and other revenue was $12,298 and $10,642 for the years ended December 31, 2017 and 2016, respectively.

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

Costs and estimated earnings recognized in excess of billings on uncompleted contracts are recorded as unbilled services and are included in work-in-process on the balance sheet. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as deferred revenues until revenue recognition criteria are met. Unbilled receivables are a normal part of our business as some receivables are invoiced in the month following shipment or completion of services. Our policy is to present any taxes imposed on revenue-producing transactions on a net basis.

4.  Cash and Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less when purchased. As of December 31, 2017, the Company had substantially all cash deposited with commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $250.

5. Accounts Receivable and Allowance for Doubtful Accounts

Our unsecured accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts. Approximately 51% or $3,017 of our accounts receivable at December 31, 2017 is from a related party (see Note 8). We entered into a factoring arrangement with Allied Affiliated Funding for our accounts receivable with recourse on October 15, 2015 which concluded on August 17, 2016. During that period, the majority of our receivables were factored. We determine our allowance for doubtful accounts based on the evaluation of the aging of our accounts receivable and on a customer-by-customer analysis of our high-risk customers. Our reserves contemplate our historical loss rate on receivables, specific customer situations and the economic environments in which we operate. We determine past-due accounts receivable on a customer-by-customer basis. Accounts receivable are written off after all reasonable collection efforts have failed.

6. Work-In-Process and Inventories

Our work-in-process and inventories are recorded using the lower of cost or market on a first-in, first-out (FIFO) method. Inventory is net of an allowance for obsolescence of $10 and $10 as of December 31, 2017 and 2016, respectively.

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

If the impairment tests indicate that the carrying value of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized. The impairment loss is determined by the amount by which the carrying value of such asset exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2017 and 2016.

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

Property and equipment consists of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016

Equipment	$1,700	$1,644
Leasehold improvements	680	673
Purchased and developed software	1,516	1,007
Furniture and fixtures	439	438
Other depreciable assets	27	27
Total property and equipment	4,362	3,789
Less: accumulated depreciation and amortization	(3,226)	(2,877)
Net property and equipment	$1,136	$912

The estimated useful lives used to compute depreciation and amortization are as follows:

Equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	5 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $345 and $272 for the years ended December 31, 2017 and 2016, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. Effective April 2015, the Company began capitalizing its costs for additional functionality to its internal software. We capitalized approximately $524 and $270 for the years ended December 31, 2017 and 2016, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 5 years once the new projects are finished and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

11. Basic and Diluted Loss per Common Share

Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 46.7 and 36.0 million at December 31, 2017 and 2016, respectively, were excluded from the computation of loss per share as well as the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes as their effect was antidilutive due to our net loss. Net loss attributable to common shareholders for the year ended December 31, 2017 and December 31, 2016 is after dividends on convertible preferred stock of $246 and $463, respectively.

12. Deferred Income Taxes

The calculation of our income tax provision involves dealing with uncertainties in the application of complex tax regulations.  We recognize tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  We had no uncertain tax positions as of December 31, 2017 and 2016. Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In the event of any future tax assessments, we have elected to record the income taxes and any related interest and penalties as income tax expense on our statement of operations.

13. Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 that requires the measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair value. For purposes of determining estimated fair value under FASB ASC 718-10-30, the Company computes the estimated fair values of stock options using the Black-Scholes option pricing model. Stock-based compensation expense to employees of $284 and $273 was charged to expense during the years ended December 31, 2017 and 2016, respectively.

14. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of FASB ASC 350, Goodwill and Other Intangible Assets. Pursuant to FASB ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company used a measurement date of September 30 (see Note 5). There was no impairment loss recognized during the year ended December 31, 2017. An impairment loss was recognized during the year ended December 31, 2016.

15. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include; the allowance for doubtful accounts, recognition of revenue under fixed price contracts, deferred tax assets, deferred revenue, depreciable lives and methods for property and equipment and definite lived intangible assets, valuation of warrants and other stock-based compensation, as well as valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates and terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

16. Change in authorized shares

On February 11, 2016, the Company filed an S-1 Registration Statement registering 20,268,959 shares of common stock issuable upon conversion of its secured notes and upon exercise of the warrants. This S-1 was effective June 1, 2016.

17. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method of adoption. Based on the Company’s initial assessment any adjustments for transition are not expected to be material. The Company conducted a risk assessment and had developed a transition plan that enabled the Company to meet the implementation requirement. Revenue streams and performance obligations evaluated include those outlined in the Revenue section of Note 1 above. The Company’s contracts rarely include forms of variable consideration. Based on the evaluation of the Company’s current contracts and the related revenue streams and performance obligations, the allocation of revenue between hardware, services and other will have insignificant changes as compared with current GAAP. However, for certain sales transactions, the timing of revenue recognition for hardware and certain services sales may occur earlier, with the remaining service and other sales, occurring later than under current GAAP. The largest impacts as a result of the new standard are the new required qualitative and quantitative disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments With Down Round Features, Part II Replacement of the Indefinite Deferral for Mandatorily Redeemable Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update provides guidance that changes the classification analysis of certain equity-linked financial instruments with down-round features. These instruments are no longer accounted for as derivative liabilities at fair value as a result of the existence of a down round feature. The Company early adopted this ASU in 2017 and has applied the guidance in this ASU retrospectively to all prior periods. As a result of adopting this ASU, the Company no longer recognizes a liability related to 16,482,635 warrants, which were only classified as liabilities as a result of having down round features. The debt discount for those warrants has been recalculated to reflect the relative fair value of the warrants and the debt. In addition, the Company determined that the impact to the income/(loss) per share as a result of the down round features was not material. The impact to the financial statements for the year ended December 31, 2016 and the balance sheet as of December 31, 2016 is as follows:

	Year ended
	December 31,
	2016
	As previously reported	As adjusted
Operating income/(loss)	(4,557)	(4,557)

Other income (expenses):
Interest expense	(1,908)	(1,636)
Change in fair value of warrant liability	(982)	(42)
Gain on settlement of debt	1,008	1,008
Other income/(expense)	164	164
Total other income/(expense)	(1,718)	(506)
Income/(loss) before income taxes	(6,275)	(5,063)
Benefit/(provision) from income taxes	365	365
Net loss	(5,910)	(4,698)
Dividends on preferred stock	463	463
Net loss attributable to common shareholders	(6,373)	(5,161)
Net loss per common share - basic and diluted	(0.09)	(0.07)
Net loss attributable to common shareholders	(0.10)	(0.08)
Weighted average shares outstanding - basic and diluted	65,443	65,443

	December 31, 2016
	As previously reported	As adjusted
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans payable, net	$7,635	$7,627
Total current liabilities	14,374	14,481
Warrant liability	3,316	705
TOTAL LIABILITIES	18,518	16,014
SHAREHOLDERS’ EQUITY
Additional paid-in capital	21,834	23,095
Accumulated deficit	(20,524)	(19,281)
Total shareholders’ equity	1,976	4,480
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,419	$24,419

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates the requirement that an entity perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, early adoption is permitted.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The guidance must be adopted on a retrospective basis and must be applied to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements, including. our consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance with respect to measuring credit losses on financial instruments, including trade receivables. This guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize most leases on the balance sheet and provides for expanded disclosures on key information about leasing arrangements. This ASU is effective for interim and annual periods beginning after December 15, 2018, which means it will become effective for the Company on January 1, 2019 although early adoption is permitted. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating this ASU to determine the impact it will have on the Company’s Consolidated Financial Statements. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

18. Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs use data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liability at December 31, 2016	$3,316	-	-	$3,316
Reclassification of warrants from liabilities to equity per ASU 2017-11	$(2,611)	-	-	$(2,611)
Revised warrant liability at December 31, 2016	$705	-	-	$705
Warrant liability at December 31, 2017	$858	-	-	$858

The change in level 3 fair value is as follows:

Warrant liability December 31, 2016	$705
New warrant liabilities	-
Increase in fair value of warrant liability	153
Ending warrant liability as of December 31, 2017	$858

NOTE 4: OTHER FINANCIAL STATEMENT INFORMATION

The following table provides details of selected financial statement items:

Inventories

	December 31,	December 31,
	2017	2016
Finished goods	$719	$138
Work-in-process	132	447
Total inventories	$851	$585

Supplemental Cash Flow Information:

	2017	2016
Cash paid for interest	$640	$363
Cash paid for taxes	$5	$11
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$246	$463
Issuance of notes in exchange for accounts payable	$-	$288
Issuance of stock upon conversion of preferred stock	$2,246	$307
Issuance of warrants with term loan extensions	$2,218	361
Issuance of stock in exchange for accounts payable	$-	$86

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	2,865	2,568	4,190	2,433
Customer relationships	2,460	2,093	2,460	1,404
Trademarks and trade names	680	469	680	393
	6,005	5,130	7,330	4,230
Accumulated amortization	5,130		4,230
Impairment loss on technology platform	-		1,065
Net book value of amortizable intangible assets	875		2,035

For the years ended December 31, 2017 and 2016, amortization of intangible assets charged to operations was $1,160 and $1,731, respectively. For the years ended December 31, 2017 and 2016 we wrote-off fully amortized intangible assets of $260 and $0, respectively.

Estimated amortization is as follows:

Year ending December 31, 2017
2018	$739
2019	76
2020	60

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

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration for purchase orders expected to be completed in the fourth quarter of 2017 and orders already received or actively being negotiated for fiscal 2018. We also used these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2017.

The Company updated its goodwill analysis as of December 31, 2017 using our actual fourth quarter 2017 results and updated projected 2018 results noting no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will perform an analysis in order to determine whether goodwill is impaired.

NOTE 6: LOANS PAYABLE

At the end of December 2016 and the beginning of January 2017, Slipstream Communications, LLC, a related party, see Note 8: Related Party Transactions, purchased all of our outstanding debt from the original debtholders. The terms of the debt have remained the same. The outstanding debt with detachable warrants are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants
8/17/2016	3,000	-	3,000	8/17/2019	17,647,056	8.0% interest
6/29/2016	50	2	52	4/10/2019	89,286	14% interest*
6/13/2016	200	19	219	4/10/2019	357,143	14% interest*
6/13/2016	250	14	264	4/10/2019	446,429	14% interest*
5/3/2016	500	17	517	4/10/2019	892,857	14% interest*
12/28/2015	150	6	156	4/10/2019	267,857	14% interest*
12/28/2015	500	20	520	4/10/2019	892,857	14% interest*
12/28/2015	600	24	624	4/10/2019	1,071,429	14% interest*
10/26/2015	300	13	313	4/10/2019	535,714	14% interest*
10/15/2015	150	7	157	4/10/2019	267,857	14% interest*
10/15/2015	500	23	523	4/10/2019	892,857	14% interest*
6/23/2015	400	21	421	4/10/2019	640,000	14% interest*
6/23/2015	119	31	150	4/10/2019	935,210	Refinanced May 20, 2015 debt, 14% interest *
5/20/2015	465	-	465	4/10/2019	762,295	14% cash interest
	$7,184	$197	$7,381		25,698,847
Debt discount			(1,916)
Total debt	$7,184		$5,465

* 12% cash, 2% added to principal

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Included in accrued expenses is unpaid interest of $295 on outstanding debt.

Term Notes

On December 12, 2016, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below (see Note 8), wherein we borrowed $786 with interest thereon at 8% per annum, maturing on February 1, 2017. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,542,452 shares of common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we incurred fees aggregating $37. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC, a related party (see Note 8), under which we obtained a $3.0 million term loan, with interest thereon at 8% per annum, maturing on August 17, 2017 (with a one-year option for us to extend that maturity, so long as we are not then in default and we deliver additional warrants to the lender). The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. In connection with this loan, we issued the lender a five-year warrant to purchase up to 5,882,352 shares of common stock shares of Creative Realities’ common stock at a per-share price of $0.28 (subject to adjustment), all pursuant to a securities purchase agreement. The proceeds from the loan were used to (i) satisfy the obligations owed to Allied Affiliated Lending, L.P. under the Factoring Agreement, (ii) pay off certain obligations under settlement arrangements in effect as of the date hereof (see Note 8), and (iii) obtain working capital. The Loan and Security Agreement permits the lender to make additional advances of up to an additional $1.0 million. In connection with this financing transaction, we terminated the Factoring Agreement with Allied Affiliated Lending. Our principal subsidiaries — Creative Realities, Inc., Creative Realities, LLC, Conexus World Global, LLC, and Broadcast International, Inc. — were also parties to the securities purchase agreement and are co-makers of the secured convertible promissory notes. In connection with the term loan, we incurred fees aggregating $20. The fair value of the warrants on the issuance date was $361.

On August 10, 2017, Slipstream Communications, LLC extended the maturity date of the 8% senior notes to August 17, 2018. In exchange for the extension of the maturity date of the 8% senior notes, CRI provided 5,882,352 five-year warrants to purchase Company common shares. The fair value of the warrants was $1,240, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On November 13, 2017, Slipstream Communications, LLC extended the maturity dates for the term loan to August 17, 2019. In exchange for the extension of the maturity date of the 8% senior notes, CRI provided 5,882,352 five-year warrants to purchase Company common shares. The fair value of the warrants was $976, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

In December 2016 and January 2017, Slipstream Communications, LLC purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes have remained the same. Further discussion of the notes follows.

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Wireless Ronin Technologies Canada, Inc., and Conexus World Global, LLC — were also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. On August 10, 2017, Slipstream Communications, LLC extended the maturity date of the convertible notes to October 15, 2018. On November 13, 2017, Slipstream Communications, LLC elected to extend the maturity date of the convertible promissory notes on a rolling quarter addition basis to January 15, 2019, which is now April 10, 2019.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES

Structured Settlement Program

During March and December 2017, the Company settled and/or wrote off debt of $1,159 for $288 cash payment and recognized a gain of $872. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

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

Litigation

In February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $335, which is included in accounts payable in the December 31, 2016 accompanying consolidated balance sheet, initiated a breach-of-contract lawsuit against us. Also in February 2016, a former vendor alleging our failure to pay outstanding invoices for approximately $51, which is included in accounts payable in the December 31, 2016 accompanying consolidated balance sheet, filed a motion for summary judgment against us. During 2017, we negotiated settlement with the vendor for $45.

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 are as follows:

Year ending December 31,	Lease Obligations
2018	$587
2019	499
2020	398
2021	61
Total future minimum obligations	$1,545

Rent expense totaled $474 and $416 for the years ended December 31, 2017 and 2016, respectively, and is included in General and Administrative expenses.

Our CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied. As December 31, 2017 those conditions had not been met and were deemed not probable to be achieved resulting in no compensation expense being recorded.

Termination benefits

On August 10, 2017, the Company announced that it was closing its New Jersey and Minnesota locations. The Company has accrued one-time termination benefits related to severance to the affected employees of $146 and will recognize the expense over the period the employees are expected to continue service to the Company.

NOTE 8: RELATED PARTY TRANSACTIONS

As discussed in Note 1, on September 1, 2017, our CEO received 3,198,054 shares of our common stock valued at $1,119, as part of the issuance of the ConeXus Holdback shares. During the year-ended December 31, 2017, 5,422,604 of the 8,806,906 shares of common stock were issued to the CEO upon conversion of preferred stock.

For the years-ended December 31, 2017 and 2016, the Company had sales of $3,390 and $1,344, respectively, with a related party entity that is 22.5% owned by a member of senior management. Accounts receivable due from the related party was $3,017 and $543 at December 31, 2017 and 2016, respectively.

On November 13, 2017, Slipstream Communications, LLC, a related party investor, extended the maturity date of the term loan for which we issued to Slipstream Communications a five-year warrant to purchase up to 5,882,352 shares of common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $1.0 million.

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

NOTE 9: INCOME TAXES

Our gross deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated federal NOL carryforward after application of the IRC Section 382 limitation is $19.3 million and foreign NOL carryforward is $7.0 million as of December 31, 2017.

The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to the U.S. income tax law.  Effective in 2018, the Tax Act reduces U.S. statutory tax rates from 35% to 21%. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.2 million net tax benefit in 2017.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017.  As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the Internal Revenue Service, and other standard-setting bodies, we may make adjustments to the provisional amounts.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which adjustments are made.  The accounting for the tax effects of the Tax Act will be completed in 2018.

A summary of the deferred tax assets and liabilities is included below:

	December 31,
	2017	2016

Deferred tax assets (liabilities):
Reserves	$12	$35
Property and equipment	80	171
Accrued expenses	619	1,034
Severance	56	39
Non-qualified stock options	268	420
Net foreign carryforwards	1,906	1,844
Net operating loss and credit carryforwards	6,801	8,054
Intangibles	605	907

Total deferred tax assets	10,347	12,504
Valuation allowance	(10,896)	(13,114)

Net deferred tax liabilities	$(549)	$(610)

	Year ended December 31,
	2017	2016
Tax provision summary
State income tax	$21	$18
Deferred tax benefit, release of valuation allowance	-	(635)
Deferred tax benefit - federal	2,382	(1,101)
Deferred tax benefit - state	(149)	(89)
Deferred tax benefit - foreign	(75)	(453)
Change in valuation allowance	(2,218)	1,895
Tax (benefit)/expense	$(39)	$(365)

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2017	2016
Federal statutory rate	-34.00%	-34.00%
State taxes	-2.44%	-2.75%
Foreign rate differential	-0.08%	3.11%
Other	3.55%	1.68%
Impact of Tax Act	3.10%	0%
Changes in valuation allowance	-37.79%	36.72%
Effective tax rate	-67.66%	4.80%

NOTE 10: CONVERTIBLE PREFERRED STOCK

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million of the $5.5 million originally issued Convertible Preferred Stock and therefore dividends on those investments were paid via issuance of common shares as of the year-end date.

During the years ended December 31, 2017 and 2016 respectfully, the Company issued an aggregate of 245,816 and 452,224 shares of preferred stock in satisfaction of its semi-annual dividend obligation. During the years ended December 31, 2017 and 2016 respectfully, the Company issued an aggregate of 718,840 and 0 shares of common stock in satisfaction of its semi-annual dividend obligation.

The preferred stock may be converted into our common stock at the option of a holder at an initial conversion price as adjusted of $0.255 per share. Subject to certain conditions, we may call and redeem the preferred stock after three years. From and after the three-year anniversary of the date of issuance, the Company has the right (but not the obligation), upon at least 30 days prior written notice, to call some or all of the Series A Preferred Stock for redemption at any time after the common stock has had a closing price on the relevant trading market, for a period of at least 15 consecutive days, all of which must be after the three-year anniversary date of the purchase agreement, equal to at least one and one-half times the initial conversion price.

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

In 2017, 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock were converted into 8,806,906 shares of common stock at the conversion rate of $0.255 per share.

In 2016, 307,500 shares of Series A Preferred Stock were converted into 1,205,882 shares of common stock at the conversion rate of $0.255 per share.

	Number of Convertible Preferred Series A	Number of Convertible Preferred Series A-1	Shares of Common Stock Received
Q4 2017	-	-	-
Q3 2017	132,200	1,860,561	7,814,749
Q2 2017	12,750	-	50,000
Q1 2017	240,250	-	942,157

Q4 2016	132,000	-	517,647
Q3 2016	75,500	-	296,078
Q2 2016	-	-	-
Q1 2016	100,000	-	392,157

During the quarter-ended September 30, 2017, the four holders of Series A-1 Convertible Preferred Stock (substantially similar in terms to the Company’s Convertible Preferred Stock, and issued to the shareholders of Conexus World Global LLC) converted all 1,860,561 shares of Series A-1 Convertible Preferred Stock into 7,296,318 shares of common stock. Additionally, certain accredited investors converted 132,200 shares of Series A Convertible Preferred Stock for 518,431 shares of common stock. During the quarter ended June 30, 2017, accredited investors converted 12,750 shares of Convertible Preferred Stock for 50,000 shares of common stock. During the quarter ended March 31, 2017, accredited investors converted 240,250 shares of Convertible Preferred Stock for 942,157 shares of common stock. During the three months ended December 31, September 30, and March 31, 2016, accredited investors converted 132,000, 75,500, and 100,000 shares of Convertible Preferred Stock for 517,647, 296,078 and 392,157 shares of common stock, respectively.

NOTE 11: WARRANTS

On November 13, 2017, the Company issued a warrant to purchase 5,882,352 shares of common stock at the per share price of $0.28 (subject to adjustment) to Slipstream Communications, LLC in connection with extension of the term loan facility.

On August 10, 2017, the Company issued a warrant to purchase 5,882,352 shares of common stock at the per share price of $0.28 (subject to adjustment) to Slipstream Communications, LLC in connection with extension of the term loan facility.

On August 17, 2016, the Company issued a warrant to purchase 5,882,352 shares of common stock at the per share price of $0.28 (subject to adjustment) to Slipstream Communications, LLC in connection with extension of the term loan facility.

On June 29, 2016, the Company issued a warrant to purchase 89,286 shares of common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 7, Loans Payable.

On June 13, 2016, the Company issued a warrant to purchase 803,572 shares of common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 7, Loans Payable.

On May 3, 2016, the Company issued a warrant to purchase 892,857 shares common stock at the per share price of $0.28 (subject to adjustment) pursuant to a securities purchase agreement as more fully described in Note 7, Loans Payable.

On January 15, 2016, the Company issued a warrant to purchase 250,000 shares of the Company’s common stock at the per share price of $0.28 (subject to adjustment) in exchange for services rendered related to the issuance of debt on December 28, 2015. The fair value of the warrants on the issuance date was $20. The warrants were initially recorded as a liability with a discount to the debt issued to amortized over the life of the debt but were reclassified to equity as a result of retrospective application of the adoption of ASU 2017-11.

 Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at December 31, 2017.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19
8/19/2017	5.00	1.81%	64.71%	$0.35
11/13/2017	5.00	2.08%	66.24%	$0.29

Remaining Expected Term at December 31, 2017	Risk Free Interest Rate at December 31, 2017	Volatility at December 31, 2017	Stock Price at December 31, 2017
1.64 - 4.87	1.83%	72.34%	$0.32

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, January 1, 2016	12,937,902	1.88	3.90	6,487,500	0.35	3.64
Warrants issued to financial advisors	500,000	0.28	4.46	-	-	-
Warrants issued with promissory notes	1,785,715	0.28	4.37	-	-	-
Warrants issued with term loan	7,424,804	0.28	4.70	-	-	-
Warrants expired	(1,116,359)	11.52	-	-	-	-
Balance, December 31, 2016	21,532,062	0.65	3.79	6,487,500	0.35	2.64
Warrants issued with term loan	11,764,704	0.28	4.75	-	-	-
Warrants expired	(292,755)	46.68	-	-	-	-
Balance December 31, 2017	33,004,011	0.47	3.55	6,487,500	0.35	1.64

NOTE 12: STOCKHOLDERS’ EQUITY

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 5 million shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  During the fourth quarter of 2017, 1,185,968 shares of common stock were repurchased at an aggregate price of $149 and were immediately cancelled.

On September 1, 2017, the Company issued to the prior shareholders of ConeXus 5,631,373 shares of common stock valued at $0.35 per share for a total of $1,971 to settle the contingency of the Company in the ConeXus merger. 3,198,054 of these shares were issued to Rick Mills, a majority shareholder of ConeXus, a related party, and the CEO of Creative Realities, Inc. Since the measurement period for the business combination has expired, the issuance of the shares is recognized as a charge to operations during the year of $1.9 million.

In May 2017, the Company paid a vendor for services at a value of $500 with the issuance of 1,960,784 shares of common stock.

During 2017, accredited investors converted 2,245,511 shares of Convertible Preferred Stock in exchange for 8,806,906 shares of common stock. During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock in exchange for 1,205,882 shares of common stock. In conjunction with the structured settlement program, the Company issued 409,347 shares of its restricted common stock to creditors and 809,842 shares of stock were issued to investors (see Note 8).

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.18 - $0.65	7,145,000	7.51	$0.28	3,833,956	$0.31
$0.66 - $0.79	30,000	6.04	0.79	30,000	$0.79
$0.80 - $12.25	15,500	4.59	3.73	15,500	$3.73
	7,190,500	7.50	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2016	7,490,499	$0.29
Granted	-	-
Exercised	-	-
Forfeited or expired	299,999	0.18
Balance, December 31, 2017	7,190,500	$0.29

The weighted average remaining contractual life for options exercisable is 7.50 years as of December 31, 2017.

NOTE 13: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. There are 6,825,000 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the years ended December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Stock-based compensation costs included in:
Costs of sales	$6	$1
Sales and marketing expense	76	74
General and administrative expense	202	198
Total stock-based compensation expense	$284	$273

At December 31, 2017, there was approximately $554 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 1.6 years and will be adjusted for any future changes in estimated forfeitures.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, the Company computed the estimated fair values of stock options using the Black-Scholes model.

There were no options granted during the year ended December 31, 2017.

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

 The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment behavior, so we estimate the expected term of awards granted by taking the average of the vesting term and the contractual term of the awards, referred to as the simplified method. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company used historical closing stock price volatility for a period of 2 years. Although the Company has historical pricing for a period equal to the expected life of the respective awards, the Company used a shorter period of time as the Company went through reorganization and was fundamentally a different company. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

NOTE 14: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. There are currently plans to implement an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3% on April 1, 2018.

NOTE 15: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States. All sales for the years ended December 31, 2017 and 2016, were in the United States and Canada.

Major Customers

We had three and two customers that accounted for 63% and 71% of accounts receivable as of December 31, 2017 and 2016, respectively. We do not believe the loss of this customer will have a material adverse effect on our business. The Company had three customers that accounted for 56% and 56% of revenue for the years ended December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, the Company had sales of $3,390 and $1,344, respectively, with a related party entity that is 22.5% owned by a member of senior management. Accounts receivable due from the related party was $3,017 and $543 at December 31, 2017 and 2016, respectively.

NOTE 16: SUBSEQUENT EVENTS

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream Communications, LLC which extended the period through which the Company could draw on the Revolver established by the Loan and Security Agreement. In conjunction with this Amendment, we entered into a $1.0 million secured revolving promissory note pursuant to the August 17, 2016 Loan and Security Agreement with Slipstream Communications, LLC, a related party, addressed below (see Note 10), wherein we borrowed $1.0 million with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,851,851 shares of common stock at a per-share price of $0.27 (subject to adjustment), all pursuant to a securities purchase agreement. In connection with the secured revolving promissory note, we did not incur any fees.

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we will incur a one-time non-cash charge of $0.6 million in the first quarter of 2018 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of August 11, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

2.2	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 15, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

2.3	Amendment to Agreement and Plan of Merger and Reorganization and Waiver dated as of September 1, 2017 (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

4.2	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.1	Securities Purchase Agreement dated February 18, 2015 by and between Creative Realities, Inc. and Mill City Ventures II, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Secured Convertible Promissory Note dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.3	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.4	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.5	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.6	Warrant to Purchase Common Stock, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.7	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.8	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.9	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

E-1

Exhibit No.	Description

10.10	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

10.11	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC

10.12	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC

10.13	Warrant dated December 22, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 4, 2016)

10.14	Form of Amended and Restated Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.15	Form of Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.16	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.17	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.18	Form of Amended and Restated Security Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.19	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.20	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.21	First Amendment to Loan and Security Agreement dated as of August 10, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries.

10.22	Second Amendment to Loan and Security Agreement dated as of November 13, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries.

10.23	Third Amendment to Loan and Security Agreement dated as of January 16, 2018 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries.

10.24	Secured Term Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

E-2

Exhibit No.	Description

10.25	Secured Revolving Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Third Amendment to Loan and Security Agreement dated January 16, 2018)

10.26	Employment Agreement with John Walpuck (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.27	Employment Agreement with Richard Mills (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.28	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.29	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

21.1	List of Subsidiaries (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

23.1	Consent of EisnerAmper LLP

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-3