Form 10-Q
period 2018-03-31
CREATIVE REALITIES, INC.
filed 2018-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 10, 2018, the registrant had 82,581,866 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$742	$1,003
Accounts receivable, net of allowance of $59 and $40, respectively	5,058	5,912
Unbilled receivables	316	77
Work-in-process and inventories	770	851
Prepaid expenses and other current assets	1,315	1,030
Total current assets	8,201	8,873
Property and equipment, net	1,189	1,136
Intangibles, net	643	875
Goodwill	14,989	14,989
Other assets	149	172
TOTAL ASSETS	$25,171	$26,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term related party loans payable, net of $212 and $0 discount, respectively	$788	$-
Accounts payable	1,528	2,017
Accrued expenses	2,916	2,689
Deferred revenues	6,607	6,721
Customer deposits	1,276	1,247
Lease termination liability	474	-
Total current liabilities	13,589	12,674
Long-term related party loans payable, net of $1,625 and $1,916 discount, respectively	5,778	5,465
Warrant liability	661	858
Deferred tax liabilities	589	549
Other long-term liabilities	184	220
TOTAL LIABILITIES	20,801	19,766
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,692)	1,927	1,927
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 82,582 shares issued and outstanding	826	826
Additional paid-in capital	30,086	29,757
Accumulated deficit	(28,469)	(26,231)
Total shareholders' equity	2,443	4,352
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	25,171	26,045

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Sales
Hardware	$1,231	$561
Services and other	2,835	5,858
Total sales	4,066	6,419
Cost of sales
Hardware	1,100	564
Services and other	1,457	3,008
Total cost of sales (exclusive of depreciation and amortization shown below)	2,557	3,572
Gross profit	1,509	2,847
Operating expenses:
Sales and marketing expenses	503	418
Research and development expenses	321	157
General and administrative expenses	1,703	1,747
Depreciation and amortization expense	327	402
Lease termination expense	474	-
Total operating expenses	3,328	2,724
Operating income/(loss)	(1,819)	123

Other income (expenses):
Interest expense	(574)	(410)
Change in fair value of warrant liability	197	(8)
Gain on settlement of debt	-	866
Other income/(expense)	4	-
Total other income/(expense)	(373)	448
Income/(loss) before income taxes	(2,192)	571
Provision for income taxes	(46)	(79)
Net income/(loss)	(2,238)	492
Dividends on preferred stock	(111)	(113)
Net income/(loss) attributable to common shareholders	$(2,349)	$379
Basic earnings/(loss) per common share	$(0.03)	$0.01
Diluted earnings/(loss) per common share	$(0.03)	$0.01
Weighted average shares outstanding - basic	82,582	67,112
Weighted average shares outstanding - diluted	82,582	67,112

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income/(loss)	$(2,238)	$492
Adjustments to reconcile net income/(loss) to net cash in operating activities
Depreciation and amortization	327	402
Amortization of debt discount	345	195
Stock-based compensation	64	71
Change in warrant liability	(197)	8
Deferred tax provision	40	63
Allowance for doubtful accounts	19	18
Increase in notes due to in-kind interest	22	25
Charge for lease termination	474	-
Gain on settlement of debt and write-off of Broadcast International, Inc.	-	(866)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	596	2,155
Inventories	81	(153)
Prepaid expenses and other current assets	(285)	1
Other assets	23	(9)
Accounts payable	(489)	(759)
Deferred revenue	(114)	(64)
Accrued expenses	227	1,656
Deposits	29	(256)
Other non-current liabilities	(36)	-
Net cash provided by/(used) in operating activities	(1,112)	2,979
Investing activities
Purchases of property and equipment	(149)	(141)
Net cash used in investing activities	(149)	(141)
Financing activities
Proceeds from related party loans	1,000	-
Payments on debt	-	(786)
Net cash provided by/(used in) financing activities	1,000	(786)
Increase/(decrease) in Cash and Cash Equivalents	(261)	2,052
Cash and Cash Equivalents, beginning of period	1,003	1,352
Cash and Cash Equivalents, end of period	$742	$3,404

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all currency in thousands, except share and per share amounts)

(unaudited)

NOTE 1: NATURE OF ORGANIZATION AND OPERATIONS

Unless the context otherwise indicates, references in these Notes to the accompanying condensed consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Creative Realities, Inc. and its subsidiaries.

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. The Company has expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading interactive marketing technology companies that focuses on the retail shopper experience by helping retailers and brands use the latest technologies to create better shopping experiences.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Creative Realities Canada, Inc., and ConeXus World Global, LLC, a Kentucky limited liability company.

Liquidity and Financial Condition

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three months ended March 31, 2018 and 2017 we recognized net income/(loss) of ($2,238) and $492 respectively. As of March 31, 2018, we had cash and cash equivalents of $742 and working capital deficit of ($5,388).

On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our promissory notes on a rolling quarter addition basis which is now May 25, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least May 15, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through May 15, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2018.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

2.  Revenue Recognition

We recognize revenue on accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018, using the modified retrospective method. See further discussion of the impact of adoption and current revenue recognition policy in Note 4.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2018	2017
Finished goods	$615	$719
Work-in-process	155	132
Total inventories	$770	$851

 4.  Impairment of Long-Lived Assets

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 48.5 and 35.9 million at March 31, 2018 and March 31, 2017, respectively, were excluded from the computation of income/(loss) per share. Additionally, the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes of 37.7 and 37.7 million were excluded at March 31, 2018 and 2017, respectively, as their effect was antidilutive due to net loss. Net income/(loss) attributable to common shareholders for the three months ended March 31, 2018 and 2017 is after dividends on convertible preferred stock of $111 and $113, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2018 and December 31, 2017.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three months ended March 31, 2018 and 2017 (see Note 7).

8. Use of Estimates

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. Refer to Note 11 for additional information on the Tax Reform Act.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. Refer to Note 4.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) Part I. Accounting for Certain Financial Instruments With Down Round Features, Part II Replacement of the Indefinite Deferral for Mandatorily Redeemable Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update provided guidance that changes the classification analysis of certain equity-linked financial instruments with down-round features. These instruments are no longer accounted for as derivative liabilities at fair value as a result of the existence of a down round feature. The Company early adopted this ASU in 2017 and has applied the guidance in this ASU retrospectively to all prior periods. As a result of adopting this ASU, the Company no longer recognizes a liability related to 16,482,635 warrants, which were only classified as liabilities as a result of having down round features. The debt discount for those warrants has been recalculated to reflect the relative fair value of the warrants and the debt. In addition, the Company determined that the impact to the income/(loss) per share as a result of the down round features was not material. The impact to the financial statements for the three-months ended March 31, 2017 is as follows:

*****

	Three months ended
	March 31,
	2017
	As previously reported	As adjusted
Operating income/(loss)	$123	$123

Other income (expenses):
Interest expense	(484)	(410)
Change in fair value of warrant liability	(20)	(8)
Gain on settlement of debt	866	866
Other income/(expense)	-	-
Total other income/(expense)	362	448
Income/(loss) before income taxes	485	571
Benefit/(provision) from income taxes	(79)	(79)
Net income	406	492
Dividends on preferred stock	(113)	(113)
Net income attributable to common shareholders	$293	$379
Net income per common share - basic	$0.00	$0.01
Net income per common share - diluted	$0.00	$0.00
Weighted average shares outstanding - basic	67,112	67,112
Weighted average shares outstanding - diluted	96,711	96,711

*****

In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting for Stock Compensation. The Company adopted this standard effective January 1, 2018; there was no impact on our financial statements for any period presented as a result of adoption.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations, guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities is not a business, provides a framework to assist entities in evaluating whether both an input and substantive process are present, and narrows the definition of the term output. The Company adopted this standard on a prospective basis effective January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including those related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. The Company adopted this standard effective January 1, 2018; there was no impact on our financial statements for any period presented as a result of adoption.

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

NOTE 4: REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Under this method, we concluded that the cumulative effect of applying this guidance was not material to the financial statements and no adjustment to the opening balance of accumulated deficit was required on the adoption date.

Under ASC 606, the Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to the identified performance obligations
●	Recognize revenue when, or as, the Company satisfies the performance obligations

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach.

The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. The Company receives variable consideration in very few instances.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms as payment is due at or shortly after the time of the sale. Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

Deferred contract acquisition costs were evaluated for inclusion in other assets; however, the Company elected to use the practical expedient for recording an immediate expense for those incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

The Company provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. The Company’s technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

We typically generate revenue through the following sources:

●	Hardware:
o	System hardware sales – displays, computers and peripherals

●	Services and Other:
o	Professional implementation and installation services
o	Software design and development services
o	Software as a service, including content management
o	Maintenance and support services

System hardware sales

Included in “hardware” are system hardware sales whereby revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer in instances in which the sale of hardware is the sole performance obligation.

Shipping charges billed to customers are included in hardware sales and the related shipping costs are included in hardware cost of sales. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. The prior period amounts and data have been reclassified in the financial statements and related notes in order to conform to the 2018 presentation.

Installation services

The Company performs outsourced installation services for customers and recognizes revenue upon completion of the installations.

When system hardware sales include installation services to be performed by the Company, the goods and services in the contract are not distinct, so the arrangement is accounted for as a single performance obligation. Our customers control the work-in-process and can make changes to the design specifications over the contract term. Revenues are recognized over time as the installation services are completed based on the relative portion of labor hours completed as a percentage of the budgeted hours for the installation.

The aggregate amount of the transaction price allocated to installation service performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 were $550. We expect to recognize approximately $433 during the three months ended June 30, 2018 and the remainder in the three months ended December 31, 2018.

Software design and development services

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically.

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period.

Maintenance and support services

The Company sells support services which include access to technical support personnel for software and hardware troubleshooting. The Company offers a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. These contracts are generally 12-36 months in length. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

Maintenance and support fees are based on the level of service provided to end customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system. These agreements are renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. These contracts are generally 12-36 months in length. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

The Company also performs time and materials-based maintenance and repair work for customers. Revenue is recognized at a point in time when the performance obligation has been fully satisfied.

In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result of our analysis, we did not identify any components of our revenue transactions which required reclassification between gross and net presentation.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 12 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at March 31, 2018.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2017	$858	-	-	$858
Warrant liabilities at March 31, 2018	$661	-	-	$661

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2017				$858
New warrant liabilities				-
Decrease in fair value of warrant liability				197
Ending warrant liability as of March 31, 2018				$661

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2018	2017
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$-	$113
Issuance of stock upon conversion of preferred stock	$-	$240
Issuance of warrants with term loan extensions	$266	$-

NOTE 7: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	2,865	2,667	2,865	2,568
Customer relationships	2,460	2,207	2,460	2,093
Trademarks and trade names	680	488	680	469
	6,005	5,362	6,005	5,130
Accumulated amortization	5,362		5,130
Net book value of amortizable intangible assets	643		875

For the three months ended March 31, 2018 and 2017, amortization of intangible assets charged to operations was $232 and $323, respectively.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants	`
1/16/2018	$1,000	$-	1,000	1/16/2019	1,851,851	8.0% interest
8/17/2016	3,000	-	3,000	8/17/2019	17,647,056	8.0% interest
6/29/2016	50	2	52	5/25/2019	89,286	14% interest - 12% cash, 2% added to principal
6/13/2016	200	20	220	5/25/2019	357,143	14% interest - 12% cash, 2% added to principal
6/13/2016	250	15	265	5/25/2019	446,429	14% interest - 12% cash, 2% added to principal
5/3/2016	500	20	520	5/25/2019	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	150	7	157	5/25/2019	267,857	14% interest - 12% cash, 2% added to principal
12/28/2015	500	23	523	5/25/2019	892,857	14% interest - 12% cash, 2% added to principal
12/28/2015	600	28	628	5/25/2019	1,071,429	14% interest - 12% cash, 2% added to principal
10/26/2015	300	15	315	5/25/2019	535,714	14% interest - 12% cash, 2% added to principal
10/15/2015	150	7	157	5/25/2019	267,857	14% interest - 12% cash, 2% added to principal
10/15/2015	500	25	525	5/25/2019	892,857	14% interest - 12% cash, 2% added to principal
6/23/2015	400	23	423	5/25/2019	640,000	14% interest - 12% cash, 2% added to principal
6/23/2015	119	34	153	5/25/2019	935,210	Refinanced May 20, 2015 debt, 14% interest*
5/20/2015	465		465	5/25/2019	762,295	14% interest - 12% cash, 2% added to principal
	$8,184	$219	$8,403		27,550,698
Debt discount			(1,837)
Total debt	$8,184		$6,566

* 12% cash,  2% added to principal

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream Communications, LLC (“Slipstream”), a related party (see Note 10), and obtained a $3.0 million term loan, with interest thereon at 8% per annum. The loan currently matures August 17, 2019. The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued Slipstream a five-year warrant to purchase up to 1,851,851 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Our principal subsidiaries – Creative Realities, Inc., Creative Realities, LLC, and Conexus World Global, LLC – are co-makers of the secured convertible promissory notes.

See Note 12 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

In December 2016 and January 2017, Slipstream Communications, LLC purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes are set forth in the table above and are discussed in further detail below.

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Creative Realities Canada, Inc., and Conexus World Global, LLC — are also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note contains other customary terms. See Note 11 for the Black Scholes inputs used to calculate the fair value of the warrants issued in connection with such notes. On August 10, 2017, Slipstream extended the maturity date of all the promissory notes to October 15, 2018. The change was accounted for as a modification of the debt. On November 13, 2017, Slipstream elected to extend the maturity date of the convertible promissory notes on a rolling quarter addition basis to January 15, 2019, which is now extended to May 25, 2019.

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

On June 29, 2016, we entered into a secured convertible promissory note in the principal amount of $50 and an immediately exercisable five-year warrant to purchase up to 89,286 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). The fair value of the warrants on the issuance date was $6, which the Company subsequently revised pursuant to ASU 2017-11 to be $4. This note was subsequently purchased by Slipstream on December 22, 2016. See Note 2 for details on the effect this ASU had on the Company’s financial statements.

On June 13, 2016, upon receipt of an additional $300 of principal, we exchanged two short term demand notes entered into in July 2015 totaling $150 for two secured convertible promissory notes totaling a principal amount of $450 and immediately exercisable five-year warrants to purchase up to 803,572 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). This exchange was accounted for as a modification of the debt. The fair value of the warrants on the issuance date was $57, which the Company subsequently revised pursuant to ASU 2017-11 to be $40. On December 20, 2016, $200 of this note was subsequently purchased by Slipstream; the remaining $250 was already owed to Slipstream. See Note 2 for details on the effect this ASU had on the Company’s financial statements.

On or about May 3, 2016, we entered into a secured convertible promissory note in the principal amount of $500,000 and an immediately exercisable five-year warrant to purchase up to 892,857 shares of the Company’s common stock at a per-share price of $0.28 (subject to adjustment). In connection with the secured convertible promissory note, we incurred commissions to a placement agent aggregating $25. The fair value of the warrants on the issuance date was $89, which the Company subsequently revised pursuant to ASU 2017-11 to be $60. This note was subsequently purchased by Slipstream on December 22, 2016. See Note 2 for details on the effect this ASU had on the Company’s financial statements.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income.

Structured Settlement Program

In March 2017, the Company settled and/or wrote off debt of $1,109 for $243 cash payment and recognized a gain of $866. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017. There were no such settlements in 2018.

Litigation

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On August 10, 2017, the Company announced that it was closing its New Jersey and Minnesota locations. As of March 31, 2018, the Company has accrued one-time termination benefits related to severance to the affected employees of $75 and will recognize the expense over the period the employees are expected to continue service to the Company.

NOTE 10: RELATED PARTY TRANSACTIONS

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,851,851 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

For the quarter ended March 31, 2018, the Company had sales with a related party entity that is approximately 20% owned by a member of senior management. Sales were $417 for the quarter ended March 31, 2018 and $108 during the quarter ended March 31, 2017. Accounts receivable due from the related party was $2,503 and $3,017 at March 31, 2018 and December 31, 2017, respectively.

In December 2016 and January 2017, the Company’s majority shareholder and investor, Slipstream Communications LLC acquired all of the Company’s outstanding debt (see Note 8).

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

For the three months ended March 31, 2018, we reported tax expense of $46 including $40 resulting from the goodwill on the acquisition of Wireless Ronin Technologies. The net deferred liability at March 31, 2018 of $589 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the Company’s deferred tax assets.

The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017. We applied the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.2 million net tax benefit in 2017. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the three months ended March 31, 2018, we made no adjustments to our provisional amounts recorded. We consider the accounting for the enactment-date remeasurement of deferred tax assets and liabilities to be complete as of March 31, 2018.

NOTE 12: CONVERTIBLE PREFERRED STOCK

The preferred stock entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million and the first quarter of 2018 for the remaining $0.3 million originally issued Convertible Preferred Stock and therefore dividends on those investments will be paid via issuance of common shares at all future dividend dates. As of March 31, 2018, the pro rata portion of earned dividends to be distributed as of June 30, 2018 were the equivalent of 3,822 Series A Preferred Stock, which represents 371,073 equivalent common shares based on the volume-weighted adjusted price utilized for conversion. The fair value of these shares are reflected at fair value as a dividend on preferred stock in the condensed consolidated statement of operations and do not impact net loss for the period.

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

During the quarter ended March 31, 2018, there were no conversions of Convertible Preferred Stock into common stock. During the quarter ended March 31, 2017, accredited investors converted 240,250 shares of Series A Convertible Preferred Stock for 942,157 shares of common stock.

NOTE 13: WARRANTS

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,851,851 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants on the issuance date was $266.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations when the warrants were issued and at March 31, 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/20/2014	5.00	1.50%	96.00%	$0.63
2/13/2015	5.00	1.28%	100.00%	$0.34
5/22/2015	5.00	1.28%	107.58%	$0.29
10/15/2015	5.00	1.71%	58.48%	$0.22
10/26/2015	5.00	1.71%	60.47%	$0.21
12/21/2015	5.00	1.75%	58.48%	$0.21
12/28/2015	5.00	1.75%	58.48%	$0.16
1/15/2016	5.00	1.76%	58.48%	$0.17
5/3/2016	5.00	1.25%	51.15%	$0.21
6/13/2016	5.00	1.14%	51.12%	$0.17
6/29/2016	5.00	1.01%	48.84%	$0.17
8/17/2016	5.00	1.15%	51.55%	$0.15
11/4/2016	5.00	1.66%	47.48%	$0.16
12/12/2016	5.00	1.90%	48.54%	$0.19
8/19/2017	5.00	1.81%	64.71%	$0.35
11/13/2017	5.00	2.08%	66.24%	$0.29
1/16/2018	5.00	2.36%	65.07%	$0.27

Remaining Expected Term at March 31, 2018	Risk Free Interest Rate at March 31, 2018	Volatility at March 31, 2018	Stock Price at March 31, 2018
0.1 - 4.8	2.18%	65.07%	$0.30

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2018	33,004,011	0.47	3.55	6,487,500	0.35	1.64
Warrants issued with revolver loan	1,851,852	0.27	4.80	-	-	-
Warrants expired	530,513	10.73	-	-	-	-
Balance March 31, 2018	34,325,350	0.30	3.43	6,487,500	0.35	1.39

NOTE 14: STOCKHOLDERS’ EQUITY

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.18 - $0.65	7,620,000	7.44	$0.28	4,196,314	$0.31
$0.66 - $0.79	30,000	5.79	0.79	30,000	$0.79
$0.80 - $12.25	15,500	4.34	3.73	15,500	$3.73
	7,665,500	7.43	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2017	7,190,500	$0.29
Granted	575,000	0.29
Exercised	-	-
Forfeited or expired	(100,000)	0.19
Balance, March 31, 2018	7,665,500	$0.29

The weighted average remaining contractual life for options exercisable is 7.43 years as of March 31, 2018.

NOTE 15: STOCK-BASED COMPENSATION

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 365,500 options outstanding under the 2006 Equity Incentive Plan. In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. There are 7,300,000 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the three ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation costs included in:
Costs of sales	$(6)	$2
Sales and marketing expense	6	19
General and administrative expense	64	50
Total stock-based compensation expense	$64	$71

At March 31, 2018, there was approximately $409 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 2.3 years and will be adjusted for any future changes in estimated forfeitures.

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

On October 15, 2015, our current CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied. Those conditions had not been met as of March 31, 2018 and no compensation expense had been recorded.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three months ended March 31, 2018 and 2017 were in the United States and Canada.

Major Customers

We had 2 and 3 customers that in the aggregate accounted for 58% and 63% of accounts receivable as of March 31, 2018 and December 31, 2017, respectively.

The Company had 4 and 1 customers that accounted for 66% and 68% of revenue for the three months ended March 31, 2018 and 2017, respectively.

For the quarters ended March 31, 2018 and 2017, the Company had sales of $417 and $108, respectively, with a related party entity that is approximately 20% owned by a member of senior management. Accounts receivable due from the related party was $2,503 and $3,017 at March 31, 2018 and December 31, 2017, respectively.

NOTE 17: SUBSEQUENT EVENTS

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained an additional $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants was $543, which will be accounted for as an additional debt discount and amortized over the remaining life of the loan.

As part of the Fourth Amendment to the Loan and Security Agreement, we entered into a Secured Disbursed Escrow Promissory Note with Slipstream Communications, LLC, a related party investor, under which we obtained a three-year interest free $264 note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 26, 2018.

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

Overview

 Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to retail companies, individual retail brands, enterprises, and organizations throughout the United States and certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools.

Our main operations are conducted directly through Creative Realities, Inc. and under our wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, Creative Realities Canada, Inc., a Canadian corporation, and ConeXus World Global, LLC, a Kentucky limited liability company.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The tables presented below compare our results of operations adjusted for full retrospective adoption of certain accounting guidance described in Note 1 of the unaudited condensed consolidated financial statements from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended
	March 31,		Change
	2018	2017	Dollars	%
Sales	$4,066	$6,419	$(2,353)	-37%
Cost of sales (exclusive of depreciation and amortization shown below)	2,557	3,572	(1,015)	-28%
Gross profit	1,509	2,847	(1,338)	-47%
Sales and marketing expenses	503	418	85	20%
Research and development expenses	321	157	164	104%
General and administrative expenses	1,703	1,747	(44)	-3%
Depreciation and amortization expense	327	402	(75)	-19%
Lease termination expense	474	-	474	100%
Total operating expenses	3,328	2,724	604	22%
Operating income/(loss)	(1,819)	123	(1,942)	-1579%
Other income/(expenses):
Interest expense	(574)	(410)	(164)	40%
Change in fair value of warrant liability	197	(8)	205	-2563%
Gain on settlement of debt	-	866	(866)	100%
Other income/(expense)	4	-	4	100%
Total other income/(expense)	(373)	448	(821)	-183%
Net income/(loss) before income taxes	(2,192)	571	(2,763)	-484%
Provision from income taxes	(46)	(79)	33	-42%
Net income/(loss)	$(2,238)	$492	$(2,730)	-555%

Sales

Sales decreased by $2,353 or 37% in 2018 compared to 2017 primarily as the result of a reduction on nonrecurring project sales with a longstanding client, which sales were $4,200 in 2017 and $1,193 in 2018.  Excluding those nonrecurring project sales from the customer in each period presented, sales increased $654, or 29% from $2,219 to $2,873 as the result of the continued growth of sales within our key existing customer relationships.

Gross Profit

Gross profit margin on a percentage basis decreased to 37% in 2018 from 44% in 2017, and decreased by $1,338 in absolute dollars during the same period. The decrease in gross profit margin percentage and absolute dollars is the result of the reduction in nonrecurring project sales from one longstanding customer noted above which had a higher margin as it was services-related.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $85 or 20% in 2018 compared to 2017. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses increased by $164 or 104% in 2018 compared to 2017 as the result of an increase in amortization expense related to capitalized software and salaries costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses decreased by $44 or 3% in 2018 compared to 2017 as a result of fewer office locations operated in the current year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $75 or 19% in 2018 compared to 2017. This decrease was primarily a result of the reduction in amortization expense relate to a lower cost basis in intangible assets as certain assets become fully amortized.

Lease Termination Expense

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income.

Interest Expense

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the quarter ended March 31, 2018.

Gain on Settlement of Debt

In March 2017, the Company settled and/or wrote off debt of $1,109 for $243 cash payment and recognized a gain of $866. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017. There were no such settlements in 2018.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2018	2017	2017	2017	2017
Net sales	$4,066	$4,136	$3,575	$3,568	$6,419
Cost of sales	2,557	2,636	2,157	1,944	3,572
Gross profit	1,509	1,500	1,418	1,624	2,847
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	3,001	2,793	4,631	2,238	2,322
Depreciation/amortization	327	321	374	408	402
Operating (loss)/income	(1,819)	(1,614)	(3,587)	(1,022)	123
Other expenses/(income)	419	(177)	679	717	(369)
Net (loss)/income	$(2,238)	$(1,437)	$(4,266)	$(1,739)	$492

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

 The following unaudited table presents the Company’s GAAP (Net Loss) measure, and the corresponding adjustments, to calculate “EBITDA” and “Adjusted EBITDA” for the quarters ending March 31, 2018 through March 31, 2017, as adjusted for the retrospective adoption of ASU No. 2017-11:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2018	2017	2017	2017	2017
GAAP net (loss)/income	$(2,238)	$(1,437)	$(4,266)	$(1,739)	$492
Interest expense:
Amortization of debt discount	345	100	328	133	195
Other interest	229	330	169	140	215
Depreciation/amortization	327	321	374	408	402
Income tax expense/(benefit)	46	(190)	77	73	79
EBITDA	$(1,291)	$(876)	$(3,318)	$(985)	$1,383
Adjustments
Change in warrant liability	(197)	(340)	116	369	8
Gain on settlement of debt	-	(6)	-	-	(866)
Lease termination expense	474	-	-	-	-
Additional ConeXus acquisition expense	-	-	1,971	-	-
Other expense/(income)	4	(71)	(11)	2	-
Adjusted EBITDA	$(1,010)	$(1,293)	$(1,242)	$(614)	$525

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three months ended March 31, 2018 and 2017 we recognized net income/(loss) of ($2,238) and $492 respectively. As of March 31, 2018, we had cash and cash equivalents of $742 and working capital deficit of $(5,388).

On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our convertible promissory notes on a rolling quarter addition basis which is now May 25, 2019. On January 16, 2018, Slipstream extended the maturity date of our revolving promissory note to January 16, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least May 15, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through May 15, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2017, we had an accumulated deficit of ($26,231). The cash flows provided by/(used) in operating activities was ($1,112) and $2,979 for the three months ended March 31, 2018 and 2017, respectively. The cash used in operating activities was driven by the Company’s net loss ($2,238), reduction in accounts payable ($489) and change in the fair value of the warrant liability ($197) offset by recording of the lease termination liability and a reduction in accounts receivable of $596.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was ($149) compared to ($141) during 2017. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of March 31, 2018, nor do we anticipate any significant expenditures in 2018.

Financing Activities

Net cash provided by/(used in) financing activities during the three months ended March 31, 2018 was $1,000 compared to ($786) in 2017. The increase was related to issuance of debt in 2018 as compared to paying off debt in January 2017.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2018.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and VP of Finance, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of March 31, 2018 and that material weaknesses exist including: (1) a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis and (2) upon adoption of ASC 606 Revenue from Contracts with Customers, design and implementation of related reporting and disclosure controls..

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level in 2018, and to develop a plan to complete the remediation of the foregoing deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 15, 2018, and there were no such proceedings pending during the period covered by this Report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2018. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,851,852 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants on the issuance date was $266. In connection with the issuance of the warrants, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Debt Obligations

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained an additional $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment).

As part of the Fourth Amendment to the Loan and Security Agreement, we entered into a Secured Disbursed Escrow Promissory Note with Slipstream Communications, LLC, a related party investor, under which we obtained a three-year interest free $264 note.

Appointment of Officers

On May 11, 2018 the Company appointed Will Logan, currently VP of Finance, to the position of Chief Financial Officer effective May 16, 2018. Mr. Logan will succeed John Walpuck, who will remain with the Company in his role as Chief Operating Officer.

Mr. Logan, 34, joined the Company as VP of Finance in November 2017 and has served as such since that date. From January 2007 until November 2017, Mr. Logan was employed by Ernst & Young, most recently as a Senior Manager in the assurance services group. Mr. Logan earned B.A. degrees in Accounting and Economics from Bellarmine University. Mr. Logan is also a Certified Public Accountant.

There are no agreements or understandings between Mr. Logan and any other person pursuant to which he was appointed as an executive officer of the Company. There are no family relations between Mr. Logan and any director or executive officer of the Company and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with this promotion, the Company has not currently entered into any new material plans, contracts or arrangements or amended any material plan, contract or arrangement in which Mr. Logan participates.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fourth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of April 27, 2018.
10.2	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018.
10.3	Second Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018.
10.4	Second Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018
10.5	Secured Disbursed Escrow Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of $264,000 dated as of April 27, 2018
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 15, 2017	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ John Walpuck
John Walpuck
Chief Financial Officer