Form 10-Q
period 2018-06-30
CREATIVE REALITIES, INC.
filed 2018-08-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 10, 2018, the registrant had 83,870,344 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,461	$1,003
Accounts receivable, net of allowance of $53 and $40, respectively	4,760	5,912
Unbilled receivables	312	77
Work-in-process and inventories	462	851
Prepaid expenses and other current assets	1,320	1,030
Total current assets	12,315	8,873
Long-term receivables	900	-
Property and equipment, net	1,154	1,136
Intangibles, net	411	875
Goodwill	14,989	14,989
Other assets	122	172
TOTAL ASSETS	$29,891	$26,045
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term related party loans payable, net of $557 and $0 discount, respectively	$1,551	$-
Accounts payable	2,083	2,017
Accrued expenses	3,519	2,689
Deferred revenues	9,444	6,721
Customer deposits	1,152	1,247
Other current liabilities	75	-
Total current liabilities	17,824	12,674
Long-term related party loans payable, net of $1,336 and $1,916 discount, respectively	6,361	5,465
Warrant liability	650	858
Deferred tax liabilities	472	549
Other long-term liabilities	169	220
TOTAL LIABILITIES	25,476	19,766
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,535)	1,802	1,927
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 83,870 shares issued and outstanding	839	826
Additional paid-in capital	30,855	29,757
Accumulated deficit	(29,081)	(26,231)
Total shareholders' equity	2,613	4,352
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	29,891	26,045

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales
Hardware	$2,839	$1,543	$4,070	$2,081
Services and other	4,340	2,025	7,175	7,906
Total sales	7,179	3,568	11,245	9,987
Cost of sales
Hardware	1,844	1,141	2,944	1,674
Services and other	2,245	803	3,702	3,843
Total cost of sales (exclusive of depreciation and amortization shown below)	4,089	1,944	6,646	5,517
Gross profit	3,090	1,624	4,599	4,470
Operating expenses:
Sales and marketing expenses	538	404	1,041	822
Research and development expenses	297	146	618	303
General and administrative expenses	1,938	1,688	3,641	3,436
Depreciation and amortization expense	324	408	651	809
Lease termination expense	-	-	474	-
Total operating expenses	3,097	2,646	6,425	5,370
Operating income/(loss)	(7)	(1,022)	(1,826)	(900)

Other income (expenses):
Interest expense	(752)	(273)	(1,326)	(757)
Change in fair value of warrant liability	11	(369)	208	(377)
Gain on settlement of obligations	39	-	39	866
Other expense	(5)	(2)	(1)	(2)
Total other expense	(707)	(644)	(1,080)	(270)
Loss before income taxes	(714)	(1,666)	(2,906)	(1,170)
Benefit/(provision) for income taxes	102	(73)	56	(152)
Net loss	(612)	(1,739)	(2,850)	(1,322)
Dividends on preferred stock	(129)	(113)	(240)	(227)
Net loss attributable to common shareholders	$(741)	$(1,852)	$(3,090)	$(1,549)
Basic loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.02)
Diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.02)
Weighted average shares outstanding - basic	82,902	68,862	82,743	67,985
Weighted average shares outstanding - diluted	82,902	68,862	82,743	67,985

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(2,850)	$(1,322)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	651	810
Amortization of debt discount	832	326
Stock-based compensation	177	142
Change in warrant liability	(208)	377
Deferred tax (benefit)/provision	(77)	126
Allowance for doubtful accounts	13	28
Increase in notes due to in-kind interest	62	39
Charge for lease termination	474	-
Gain on settlement of obligations	(39)	(866)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	4	538
Inventories	389	(34)
Prepaid expenses and other current assets	(290)	(30)
Other assets	50	(19)
Accounts payable	66	(616)
Deferred revenue	2,723	6,039
Accrued expenses	830	289
Deposits	(95)	(513)
Other liabilities	(147)	6
Net cash provided by operating activities	2,565	5,320
Investing activities
Purchases of property and equipment	(207)	(306)
Net cash used in investing activities	(207)	(306)
Financing activities
Issuance of common stock	-	500
Proceeds from related party loans	2,100	-
Payments on debt	-	(786)
Net cash provided by/(used in) financing activities	2,100	(286)
Increase/(decrease) in Cash and Cash Equivalents	4,458	4,728
Cash and Cash Equivalents, beginning of period	1,003	1,352
Cash and Cash Equivalents, end of period	$5,461	$6,080

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(all currency in thousands, except per share amounts)

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

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three months ended June 30, 2018 and 2017, we incurred a net loss of $612 and $1,739 respectively. For the six months ended June 30, 2018 and 2017, we incurred a net loss of $2,850 and $1,322 respectively. As of June 30, 2018, we had cash and cash equivalents of $5,461 and working capital deficit of $5,509.

On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our promissory notes on a rolling quarter addition basis, which is now August 24, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least August 14, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through August 15, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

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

2.  Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018, using the modified retrospective method. See further discussion of the impact of adoption and current revenue recognition policy in Note 4.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2018	2017
Finished goods	$414	$719
Work-in-process	48	132
Total inventories	$462	$851

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 52,789,931 at June 30, 2018 were excluded from the computation of loss per share. Additionally, the potential common shares issuable upon conversion of convertible preferred stock and convertible promissory notes of 37,502,845 were excluded at June 30, 2018 as their effect was antidilutive due to net loss. Net income/(loss) attributable to common shareholders for the three and six months ended June 30, 2018 is after dividends on convertible preferred stock of $129 and $240, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles (other than goodwill), stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2018 and December 31, 2017.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three and six months ended June 30, 2018 and 2017 (see Note 7).

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("Tax Reform Act"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. Refer to Note 11 for additional information on the Tax Reform Act.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. Refer to Note 4.

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 were $2,537, $2,375 of which is included in deferred revenue. We expect to recognize approximately $2,420 during the three months ended September 30, 2018 and the remainder in the three months ended December 31, 2018.

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

Maintenance and support fees are based on the level of service provided to end customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system. These agreements are renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. These contracts are generally 12-36 months in length. Revenue is recognized ratably and evenly over the service period.

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

The following table presents information about the Company's warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 13 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at June 30, 2018.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2017	$858	-	-	$858
Warrant liabilities at June 30, 2018	$650	-	-	$650

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2017				$858
New warrant liabilities				-
Decrease in fair value of warrant liability				208
Ending warrant liability as of June 30, 2018				$650

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2018	2017
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$-	$246
Issuance of common stock upon conversion of preferred stock	$125	$2,246
Issuance of warrants with term loan extensions / revolver draws	$809	$2,218

NOTE 7: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	2,865	2,766	2,865	2,568
Customer relationships	2,460	2,321	2,460	2,093
Trademarks and trade names	680	507	680	469
	6,005	5,594	6,005	5,130
Accumulated amortization	5,594		5,130
Net book value of amortizable intangible assets	411		875

For the three months ended June 30, 2018 and 2017, amortization of intangible assets charged to operations was $232 and $323, and for the six months ended June 30, 2018 and 2017 amortization of intangible assets charged to operations was $464 and $646, respectively.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	$-	$264	6/30/2021	-	0.0% interest (1)
B	4/27/2018	$1,100	4	1,104	1/16/2019	4,313,725	8.0% interest (2)
B	1/16/2018	$1,000	3	1,003	1/16/2019	1,851,851	8.0% interest (2)
C	8/17/2016	3,000	11	3,011	8/17/2019	17,647,056	8.0% interest (2)
D	6/29/2016	50	2	52	8/24/2019	89,286	14% interest - 12% cash, 2% added to principal
D	6/13/2016	200	21	221	8/24/2019	357,143	14% interest - 12% cash, 2% added to principal
D	6/13/2016	250	17	267	8/24/2019	446,429	14% interest - 12% cash, 2% added to principal
D	5/3/2016	500	22	522	8/24/2019	892,857	14% interest - 12% cash, 2% added to principal
D	12/28/2015	150	8	158	8/24/2019	267,857	14% interest - 12% cash, 2% added to principal
D	12/28/2015	500	25	525	8/24/2019	892,857	14% interest - 12% cash, 2% added to principal
D	12/28/2015	600	30	630	8/24/2019	1,071,429	14% interest - 12% cash, 2% added to principal
D	10/26/2015	300	16	316	8/24/2019	535,714	14% interest - 12% cash, 2% added to principal
D	10/15/2015	150	8	158	8/24/2019	267,857	14% interest - 12% cash, 2% added to principal
D	10/15/2015	500	28	528	8/24/2019	892,857	14% interest - 12% cash, 2% added to principal
D	6/23/2015	400	25	425	8/24/2019	640,000	14% interest - 12% cash, 2% added to principal
D	6/23/2015	119	37	156	8/24/2019	935,210	Refinanced May 20, 2015 debt, 14% interest(3)
D	5/20/2015	465	-	465	8/24/2019	762,295	14% interest - 12% cash, 2% added to principal
		$9,548	$257	$9,805		31,864,423
	Debt discount			(1,893)
	Total debt	$9,548		$7,912

A – Secured Disbursed Escrow Promissory Note

B – Revolving Loan

C – Term Loan

D – Convertible Promissory Note

(1) 0.0% interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000,000 in principal (disregarding paid-in-kind (“PIK”) interest); 8.0% cash, when total borrowing under the term and revolver loans, in aggregate, exceed $4,000,000 in principal (disregarding PIK interest)

(2) 8.0% interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000,000 in principal (disregarding PIK interest); 8.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,000,000 in principal (disregarding PIK interest)

(3) 12.0% cash, 2.0% added to principal

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes and Secured Disbursed Escrow Promissory Note

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

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream , a related party investor, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan matures on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.255 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, a related party investor, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note will bear simple interest at the 8%; provided, further, however, that the Loan Rate with respect to the Secured Disbursed Escrow Promissory Note shall be 0% at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000,000.

See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

In December 2016 and January 2017, Slipstream purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes are set forth in the table above and are discussed in further detail below.

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. Our principal subsidiaries — Creative Realities, LLC, Creative Realities Canada, Inc., and Conexus World Global, LLC — are also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note contains other customary terms. See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants issued in connection with such notes. On August 10, 2017, Slipstream extended the maturity date of all the promissory notes to October 15, 2018. The change was accounted for as a modification of the debt. On November 13, 2017, Slipstream elected to extend the maturity date of the convertible promissory notes on a rolling quarter addition basis to January 15, 2019, which is now extended to August 24, 2019.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered a settlement agreement to exit this lease agreement, resulting in the Company drawing on the Secured Disbursed Escrow Promissory Note entered with Slipstream on April 27, 2018 (Note 8). The Company reclassified $264 of the previously recorded liability from a Lease Termination Liability to a Note as a result of this transaction and recorded a gain on settlement of $39. Approximately $75 remains recorded as an accrued liability as of June 30, 2018 which was paid subsequent to the balance sheet date.

Structured Settlement Program

In March 2017, the Company settled and/or wrote off debt of $1,109 for $243 cash payment and recognized a gain of $866. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc., as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017. There were no such settlements in any other period presented.

Litigation

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On August 10, 2017, the Company announced that it was closing its New Jersey and Minnesota locations and accrued one-time termination benefits related to severance to the affected employees of $75. During the three-months ended June 30, 2018, the remaining cash payments for termination benefits were paid and no liability remains recorded on the balance sheet.

NOTE 10: RELATED PARTY TRANSACTIONS

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc. (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Payments under the agreement are due as follows: $450 paid August 14, 2018, $350 to be paid November 1, 2018, $450 to be paid March 2, 2018 and $150 to be paid on the first day of each month thereafter through the maturity date. As a result of entry into this payment agreement, we have reclassified $900 to long-term receivables in the balance sheet as we anticipate collecting those balances greater than one year from the balance sheet date.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum; provided however at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan matures on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.255 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, a related party investor, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note will bear simple interest at the 8%; provided, further, however, that the Loan Rate with respect to the Secured Disbursed Escrow Promissory Note shall be 0% at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000,000.

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

For the three and six months ended June 30, 2018, the Company had sales with a related party entity that is approximately 17.5% owned by a member of senior management. Sales were $618, or 8.6%, and $1,035, or 9.2% of consolidated revenue for the three and six months ended June 30, 2018. Accounts receivable due from the related party was $2,650, or 46.8%, and $3,017, or 51.0% of consolidated accounts receivable at June 30, 2018 and December 31, 2017, respectively.

For the three and six months ended June 30, 2017, the Company had sales with a related party entity that is approximately 17.5% owned by a member of senior management. Sales were $1,368, or 38.3%, and $1,477, or 14.8% of consolidated revenue for the three and six months ended June 30, 2017.

In December 2016 and January 2017, the Company’s majority shareholder and investor, Slipstream Communications LLC acquired all of the Company’s outstanding debt (see Note 8).

NOTE 11: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company with a definite life.

For the three and six months ended June 30, 2018, we reported tax benefit of $102 and $56. The net deferred liability at June 30, 2018 of $472 represents the liability relating to indefinite lived assets, which is not more likely than not to be offset by the Company’s deferred tax assets.

The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017. We applied the guidance in the U.S. Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118") when accounting for the enactment date effects of the Tax Reform Act. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.2 million net tax benefit in 2017. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the six months ended June 30, 2018, we made no adjustments to our provisional amounts recorded.

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

As of June 30, 2018, the pro rata portion of earned dividends to be distributed as of June 30, 2018 were the equivalent of 166,056 shares of Series A Convertible Preferred Stock, which represents 791,705 equivalent common shares based on the volume-weighted adjusted price utilized for conversion. The common share dividend was distributed by the Company on June 30, 2018 and is reflected in the issued and outstanding shares on the balance sheet as of that date. The fair value of those common shares issued are reflected at fair value as a dividend on preferred stock in the condensed consolidated statement of operations and do not impact net loss for the period.

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

During the three and six months ended June 30, 2018, accredited investors converted 124,985 shares of Series A Convertible Preferred Stock for 490,137 shares of common stock.

As of the date of the conversion, the pro rata portion of earned dividends were the equivalent of 1,529 shares of Series A Convertible Preferred Stock, which represents 6,636 equivalent common shares based on the stated conversion price. The common share dividend was distributed by the Company and is reflected in the issued and outstanding shares on the balance sheet. The fair value of those common shares issued are reflected at fair value as a dividend on preferred stock in the condensed consolidated statement of operations and do not impact net loss for the period.

During the three and six months ended June 30, 2017, accredited investors converted 12,750 and 252,750 shares of Convertible Preferred Stock for 50,000 and 992,157 shares of common stock, respectively.

NOTE 13: WARRANTS

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, a related party investor, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.255 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, a related party investor, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 1,851,851 shares of Creative Realities’ common stock at a per share price of $0.27 (subject to adjustment). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations for warrants issued during the three-months ended June 30, 2018 and for warrants outstanding as of June 30, 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
4/27/2018	5.00	2.80%	65.95%	$0.23

Remaining Expected Term at June 30, 2018 (Years)	Risk Free Interest Rate at June 30, 2018	Volatility at June 30, 2018	Stock Price at June 30, 2018
0.04 - 4.8	2.49%	70.35%	$0.30

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2018	33,004,011	0.47	3.55	6,487,500	0.35	1.64
Warrants issued with revolver loan	6,165,577	0.26	4.74	-	-	-
Warrants expired	532,657	10.87	-	-	-	-
Balance June 30, 2018	38,636,931	0.29	3.37	6,487,500	0.35	1.14

NOTE 14: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.18 - $0.65	7,620,000	7.19	$0.28	4,702,530	$0.30
$0.66 - $0.79	30,000	5.55	0.79	30,000	$0.79
$0.80 - $12.25	15,500	4.09	3.73	15,500	$3.73
	7,665,500	7.18	$0.29

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, December 31, 2017	7,190,500	$0.29
Granted	575,000	0.29
Exercised	-	-
Forfeited or expired	(100,000)	0.19
Balance, June 30, 2018	7,665,500	$0.29

The weighted average remaining contractual life for options exercisable is 7.18 years as of June 30, 2018.

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

Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation costs included in:
Costs of sales	$-	$2	$(6)	$4
Sales and marketing expense	10	19	16	38
General and administrative expense	103	50	167	100
Total stock-based compensation expense	$113	$71	$177	$142

At June 30, 2018, there was approximately $292 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.5 years and will be adjusted for any future changes in estimated forfeitures.

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

On October 15, 2015, our current CEO was awarded 4,951,557 performance shares with a grant date to be determined upon certain conditions being satisfied. Those conditions had not been met as of June 30, 2018 and no compensation expense had been recorded.

NOTE 15: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and six months ended June 30, 2018 and 2017 were in the United States and Canada.

Major Customers

We had 3 customers that in the aggregate accounted for 66% and 63% of accounts receivable as of June 30, 2018 and December 31, 2017, respectively, which includes transactions with related parties.

The Company had 2 customers that accounted for 67% and 49% of revenue for the three months ended June 30, 2018 and 2017, respectively, which includes transactions with related parties. The Company had 2 customers that accounted for 59% and 60% of revenue for the six months ended June 30, 2018 and 2017, respectively.

For the three and six months ended June 30, 2018, the Company had sales with a related party entity that is approximately 17.5% owned by a member of senior management. Sales to this related party were $618 and $1,035 for the three and six months ended June 30, 2018. Sales to this related party were $1,368 and $1,477 for the three and six months ended June 30, 2017. Accounts receivable due from the related party was $2,650 and $3,017 at June 30, 2018 and December 31, 2017, respectively.

NOTE 16: SUBSEQUENT EVENTS

PLACEHOLDER; TBD

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended
	June 30,		Change
	2018	2017	Dollars	%
Sales	$7,179	$3,568	$3,611	101%
Cost of sales (exclusive of depreciation and amortization shown below)	4,089	1,944	2,145	110%
Gross profit	3,090	1,624	1,466	90%
Sales and marketing expenses	538	404	134	33%
Research and development expenses	297	146	151	103%
General and administrative expenses	1,938	1,688	250	15%
Depreciation and amortization expense	324	408	(84)	-21%
Total operating expenses	3,097	2,646	451	17%
Operating loss	(7)	(1,022)	1,015	-99%
Other income/(expenses):
Interest expense	(752)	(273)	(479)	175%
Change in fair value of warrant liability	11	(369)	380	-103%
Gain on settlement of obligations	39	-	39	100%
Other expense	(5)	(2)	(3)	150%
Total other expense	(707)	(644)	(63)	10%
Net loss before income taxes	(714)	(1,666)	952	-57%
Benefit/(provision) from income taxes	102	(73)	175	-240%
Net loss	$(612)	$(1,739)	$1,127	-65%

Sales

Sales increased by $3,611, or 101%, in 2018 compared to 2017 primarily as the result of completed work on a material software development project with a longstanding client, for which approximately $2,375 was recognized in the current quarter and approximately $2,375 will be recognized in future periods and a hardware configuration, and an engineering project for which approximately $1,600 was recorded in the quarter. These sales were partially offset by a reduction in sales to related parties period over period of approximately $750. The remaining increase was the result of the continued growth of sales within our key existing customer relationships.

Gross Profit

Gross profit margin increased $1,466 in absolute dollars from $1,624 to $3,090, or 90%, primarily as a result of the increase in sales. Gross profit margin decreased to 43% in 2018 from 46% in 2017 during the same period. The decrease in gross profit margin percentage is the result of product mix during the period.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $134, or 33%, in 2018 compared to 2017. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses increased by $151, or 103%, in 2018 compared to 2017 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses increased by $250, or 15%, in 2018 compared to 2017 as a result of expanding operations in the current year and a one-time charge to compensation expense of $40 related to severance agreements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $84 or 21% in 2018 compared to 2017. This decrease was primarily a result of the reduction in amortization expense related to a lower cost basis in intangible assets as certain assets become fully amortized.

Interest Expense

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the six months ended June 30, 2018, the methodology for which is consistent for the three months ended June 30, 2018 and 2017.

Gain on Settlement of Obligations

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the six months ended
	June 30,		Change
	2018	2017	Dollars	%
Sales	$11,245	$9,987	$1,258	13%
Cost of sales (exclusive of depreciation and amortization shown below)	6,646	5,517	1,129	20%
Gross profit	4,599	4,470	129	3%
Sales and marketing expenses	1,041	822	219	27%
Research and development expenses	618	303	315	104%
General and administrative expenses	3,641	3,436	205	6%
Depreciation and amortization expense	651	809	(158)	-20%
Lease termination expense	474	-	474	100%
Total operating expenses	6,425	5,370	1,055	20%
Operating loss	(1,826)	(900)	(926)	103%
Other income/(expenses):
Interest expense	(1,326)	(757)	(569)	75%
Change in fair value of warrant liability	208	(377)	585	-155%
Gain on settlement of obligations	39	866	(827)	-95%
Other expense	(1)	(2)	1	-50%
Total other expense	(1,080)	(270)	(810)	300%
Net loss before income taxes	(2,906)	(1,170)	(1,736)	148%
Benefit/(provision) from income taxes	56	(152)	208	-137%
Net loss	$(2,850)	$(1,322)	$(1,528)	116%

Sales

Sales increased by $1,258 or 13% in 2018 compared to 2017 primarily as the result of growth in revenues within our top five key customer accounts during the period, including additional non-recurring projects on their behalf, in addition to the expansion of our customer base.

Gross Profit

Gross profit margin increased $129 in absolute dollars from $4,470 to $4,599, or 3%. Gross profit margin decreased from 45% in 2017 to 41% in 2018 during the same period. The decrease in gross profit margin percentage is the result of product mix during the period, with increased margin sales in the first quarter of 2018 versus the same period in 2017.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $219 or 27% in 2018 compared to 2017. The increase was primarily due to an increase in payroll expense related to our growing sales force and related travel expenses.

Research and Development Expenses

Research and development expenses increased by $315 or 104% in 2018 compared to 2017 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses increased by $205 or 6% in 2018 compared to 2017 as a result of expanding operations in the current year and a one-time charge to compensation expense of $40 related to severance agreements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $158 or 20% in 2018 compared to 2017. This decrease was primarily a result of the reduction in amortization expense related to a lower cost basis in intangible assets as certain assets become fully amortized.

Interest Expense

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the six months ended June 30, 2018.

Lease Termination Expense and Gain on Settlement of Obligations

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered a settlement agreement to exit this lease agreement, resulting in the Company reordering a gain on settlement of $39.

In March 2017, the Company settled and/or wrote off debt of $1,109 for $243 cash payment and recognized a gain of $866. This debt included $693 of payables previously recorded by our dissolved subsidiary Broadcast International, Inc, as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2018	2018	2017	2017	2017
Net sales	$7,179	$4,066	$4,136	$3,575	$3,568
Cost of sales	4,089	2,557	2,636	2,157	1,944
Gross profit	3,090	1,509	1,500	1,418	1,624
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	2,773	3,001	2,793	4,631	2,238
Depreciation/amortization	324	327	321	374	408
Operating (loss)/income	(7)	(1,819)	(1,614)	(3,587)	(1,022)
Other expenses/(income)	605	419	(177)	679	717
Net loss	$(612)	$(2,238)	$(1,437)	$(4,266)	$(1,739)

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

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2018	2018	2017	2017	2017
GAAP net loss	$(612)	$(2,238)	$(1,437)	$(4,266)	$(1,739)
Interest expense:
Amortization of debt discount	487	345	100	328	133
Other interest	265	229	330	169	140
Depreciation/amortization	437	391	392	445	479
Income tax expense/(benefit)	(102)	46	(190)	77	73
EBITDA	$475	$(1,227)	$(805)	$(3,247)	$(914)
Adjustments
Change in warrant liability	(11)	(197)	(340)	116	369
Gain on settlement of obligations	(39)	-	(6)	-	-
Lease termination expense	-	474	-	-	-
Additional ConeXus acquisition expense	-	-	-	1,971	-
Other expense/(income)	5	(4)	(71)	(11)	2
Adjusted EBITDA	$430	$(945)	$(1,222)	$(1,171)	$(543)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three months ended June 30, 2018 and 2017 we incurred a net loss of $612 and $1,739 respectively. For the six months ended June 30, 2018 and 2017 we incurred a net loss of $2,850 and $1,322 respectively. As of June 30, 2018, we had cash and cash equivalents of $5,461 and working capital deficit of $5,509.

On November 13, 2017, Slipstream Communications, LLC, a related party, extended the maturity date of our term loan to August 17, 2019 and extended the maturity date of our promissory notes on a rolling quarter addition basis which is now August 24, 2019. While management believes that due to the extension of our debt maturity date, our current cash balance and our operational forecast for 2018, we can continue as a going concern through at least August 14, 2019, given our net losses and working capital deficit, we obtained a continued support letter from Slipstream Communications, LLC through August 15, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2017, we had an accumulated deficit of ($26,231). The cash flows provided by in operating activities was $2,565 and $5,320 for the six months ended June 30, 2018 and 2017, respectively. The cash provided by operating activities was driven by the Company’s recognition of deferred revenue of $2,723.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 was ($207) compared to ($306) during 2017. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of June 30, 2018, nor do we anticipate any significant expenditures in 2018.

Financing Activities

Net cash provided by/(used in) financing activities during the six months ended June 30, 2018 was $2,100 compared to ($286) in 2017. The increase was related to issuance of debt in 2018 as compared to paying off debt in January 2017.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2018.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of June 30, 2018 and that material weaknesses exist including: (1) a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis and (2) upon adoption of ASC 606 Revenue from Contracts with Customers, design and implementation of related reporting and disclosure controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of August 14, 2018, and there were no such proceedings pending during the period covered by this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained an additional $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 4,313,725 shares of Creative Realities’ common stock at a per share price of $0.255 (subject to adjustment). The fair value of the warrants on the issuance date was $543. In connection with the issuance of the warrants, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Fourth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of April 27, 2018. (1)
10.2	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018. (1)
10.3	Second Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018. (1)
10.4	Second Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018. (1)
10.5	Secured Disbursed Escrow Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of $264,000 dated as of April 27, 2018. (1)
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) Previously filed on Quarterly Report Form 10-Q on May 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 14, 2018	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer