Form 10-Q
period 2018-09-30
CREATIVE REALITIES, INC.
filed 2018-11-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 12, 2018, the registrant had 2,962,361 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,500	$1,003
Accounts receivable, net of allowance of $100 and $40, respectively	5,047	5,912
Unbilled receivables	216	77
Work-in-process and inventories, net of reserve of $190 and $10, respectively	391	851
Prepaid expenses and other current assets	1,249	1,030
Total current assets	8,403	8,873
Long-term receivables	417	-
Property and equipment, net	1,106	1,136
Intangibles, net	179	875
Goodwill	14,989	14,989
Other assets	187	172
TOTAL ASSETS	$25,281	$26,045
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term related party loans payable, net of $301 and $0 discount, respectively	$1,817	$-
Accounts payable	1,444	2,017
Accrued expenses	1,648	2,689
Deferred revenues	6,752	6,721
Customer deposits	1,258	1,247
Total current liabilities	12,919	12,674
Long-term related party loans payable, net of $1,178 and $1,916 discount, respectively	6,558	5,465
Warrant liability	623	858
Deferred tax liabilities	352	549
Other long-term liabilities	193	220
TOTAL LIABILITIES	20,645	19,766
COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $5,535 and $5,692, respectively)	1,802	1,927
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 2,962 and 2,753 shares issued and outstanding, respectively	30	28
Additional paid-in capital	32,763	30,555
Accumulated deficit	(29,959)	(26,231)
Total shareholders’ equity	2,834	4,352
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,281	$26,045

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales
Hardware	$1,517	$1,568	$5,587	$3,649
Services and other	4,484	2,007	11,659	9,913
Total sales	6,001	3,575	17,246	13,562
Cost of sales
Hardware	838	1,337	3,782	3,011
Services and other	1,422	820	5,124	4,662
Total cost of sales (exclusive of depreciation and amortization shown below)	2,260	2,157	8,906	7,673
Gross profit	3,741	1,418	8,340	5,889
Operating expenses:
Sales and marketing expenses	425	637	1,466	1,459
Research and development expenses	261	185	879	488
General and administrative expenses	3,233	1,838	6,874	5,273
Depreciation and amortization expense	330	374	981	1,184
Lease termination expense	-	-	474	-
ConeXus acquisition expense	-	1,971	-	1,971
Total operating expenses	4,249	5,005	10,674	10,375
Operating income/(loss)	(508)	(3,587)	(2,334)	(4,486)

Other income (expenses):
Interest expense	(688)	(497)	(2,014)	(1,179)
Change in fair value of warrant liability	27	(116)	235	(493)
Gain on settlement of obligations	169	-	208	866
Other expense	(6)	11	(7)	9
Total other expense	(498)	(602)	(1,578)	(797)
Loss before income taxes	(1,006)	(4,189)	(3,912)	(5,283)
Benefit/(provision) for income taxes	128	(77)	184	(229)
Net loss	(878)	(4,266)	(3,728)	(5,512)
Dividends on preferred stock	(105)	(107)	(345)	(334)
Net loss attributable to common shareholders	$(983)	$(4,373)	$(4,073)	$(5,846)
Basic and diluted loss per common share	$(0.31)	$(1.77)	$(1.34)	$(2.38)
Basic loss per common shareholder	$(0.35)	$(1.81)	$(1.47)	$(2.52)
Weighted average shares outstanding - basic	2,814	2,416	2,777	2,316
Weighted average shares outstanding - diluted	2,814	2,416	2,777	2,316

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net loss	$(3,728)	$(5,512)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	981	924
Amortization of debt discount	1,247	543
Stock-based compensation	1,276	213
Change in warrant liability	(235)	493
Deferred tax (benefit)/provision	(197)	188
Allowance for doubtful accounts	60	(45)
Paid-in-kind interest	106	62
Charge for lease termination	474	-
Gain on settlement of obligations	(208)	(866)
Write-off of fully amortized intangible assets	-	260
ConeXus acquisition expense	-	1,971
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	249	(613)
Inventories	460	(642)
Prepaid expenses and other current assets	(219)	5
Other assets	(15)	(28)
Accounts payable	(573)	(237)
Deferred revenue	31	5,881
Accrued expenses	(1,041)	123
Deposits	11	1,236
Other liabilities	(27)	4
Net cash (used in) / provided by operating activities	(1,348)	3,960
Investing activities
Purchases of property and equipment	(255)	(441)
Net cash used in investing activities	(255)	(441)
Financing activities
Issuance of common stock	-	500
Proceeds from related party loans	2,100	-
Payments on debt	-	(786)
Net cash provided by/(used in) financing activities	2,100	(286)
Increase/(decrease) in Cash and Cash Equivalents	497	3,233
Cash and Cash Equivalents, beginning of period	1,003	1,352
Cash and Cash Equivalents, end of period	$1,500	$4,585

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

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three and nine months ended September 30, 2018, we incurred a net loss of $878 and $3,728 respectively. As of September 30, 2018, we had cash and cash equivalents of $1,500 and working capital deficit of $4,516.

On November 9, 2018, the Company’s majority shareholder and investor, Slipstream Communications, LLC, a related party (“Slipstream”), extended the maturity date of our term loan to August 16, 2020. Our intent is to refinance our term loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

On November 13, 2017, Slipstream extended the maturity date of our promissory notes on a rolling quarter addition basis, which is now November 24, 2019. While management believes that, based on (i) the extension of the maturity date on our term loan and promissory notes, (ii) our operational forecast for the remainder of 2018 and through 2019, and (iii) the execution of our planned capital raise, we can continue as a going concern through at least November 14, 2019. Given our net losses and working capital deficit as of September 30, 2018, we obtained a continued support letter from Slipstream through November 14, 2019. We can provide no assurance that our ongoing operational efforts or our capital raise activity will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2018.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

2.  Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018, using the modified retrospective method. See further discussion of the impact of adoption and our revenue recognition policy in Note 4.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2018	2017
Raw materials, net of reserve of $190 and $10, respectively	$229	$719
Work-in-process	162	132
Total inventories	$391	$851

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 1,787,029 at September 30, 2018 were excluded from the computation of loss per share as they are anti-dilutive. Net income/(loss) attributable to common shareholders for the three and nine months ended September 30, 2018 is after dividends on Series A Convertible Preferred Stock (“preferred stock”) of $105 and $345, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2018 and December 31, 2017.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three and nine months ended September 30, 2018 and 2017 (see Note 7).

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, recognition of revenue, deferred taxes, deferred revenue, the fair value of acquired assets and liabilities, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

9. Stock Split

On October 17, 2018, the Company effectuated a l-for-30 reverse stock split of its outstanding common stock, which was approved by the Company’s board of directors on October 17, 2018. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, the stockholders’ deficit reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” in an amount equal to the par value of the decreased shares resulting from the reverse stock split for all periods presented.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2018, the FASB issued ASU No. 2018-16 (“ASU 2018-16”), Derivatives and Hedging. ASU 2018-16 expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate (SOFR) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted if an entity already has adopted Update 2017-12. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationship entered into on or after the date of adoption. As we have previously adopted the amendments in Update 2017-12, and as the benchmark rate on our term loan debt does not utilize the SOFR, the immediate adoption of this amendment will have no effect on the Company’s results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this update provide guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing the requirements to disclose: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) timing of recognizing transfers between levels within the fair value hierarchy; and (iii) valuation processes used for Level 3 fair value measurements. Additionally, the standard now requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We intend to adopt this first quarter of 2019 and do not expect any impact of this guidance on our condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Tax Reform Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act. Refer to Note 11 for additional information on the Tax Reform Act.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Currently an entity needs to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended guidance for lease arrangements in order to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. The guidance is required to be adopted in the first quarter of 2019 on a modified retrospective basis.

The FASB recently issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. This ASU allows entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company expects to elect this transition option.

The Company’s operating lease portfolio primarily includes building and equipment leases. Upon adoption of Topic 842, the Company expects to recognize a right of use asset and liability related to substantially all operating lease arrangements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company does not expect to elect the hindsight practical expedient to determine the lease term for existing leases.

The Company has conducted a risk assessment and has developed a transition plan that will enable the Company to meet the implementation requirement. The Company is in the process of determining the scope of the impact and gathering and assessing data. Additionally, the Company is evaluating its processes and internal controls to meet the accounting, reporting and disclosure requirements of Topic 842. While the Company is currently evaluating Topic 842 to determine the specific impact it will have on the Company’s consolidated financial statements, the adoption is expected to result in a material increase in the assets and liabilities recorded on the balance sheet.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 were $117, $0 of which is included in deferred revenue as of September 30, 2018. We expect to recognize the remainder in the three months ended December 31, 2018.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 13 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at June 30, 2018.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2017	$858	-	-	$858
Warrant liabilities at September 30, 2018	$623	-	-	$623

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2017				$858
New warrant liabilities				-
Decrease in fair value of warrant liability				235
Ending warrant liability as of September 30, 2018				$623

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2018	2017
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$-	$334
Issuance of common stock upon conversion of preferred stock	$125	$2,243
Issuance of warrants with term loan extensions / revolver draws	$809	$1,241

NOTE 7: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$2,865	2,865	$2,865	2,568
Customer relationships	2,460	2,435	2,460	2,093
Trademarks and trade names	680	526	680	469
	6,005	5,826	6,005	5,130
Accumulated amortization	5,826		5,130
Net book value of amortizable intangible assets	$179		$875

For the three months ended September 30, 2018 and 2017, amortization of intangible assets charged to operations was $232 and $282, and for the nine months ended September 30, 2018 and 2017 amortization of intangible assets charged to operations was $696 and $928, respectively.

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

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company performed its annual goodwill impairment test at September 30, 2018.

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration for purchase orders expected to be completed in the fourth quarter of 2018 and orders actively being negotiated for fiscal 2019. We also used these same expectations in a number of valuation models in addition to discounted cash flows, including, leveraged buy-out, trading comps and market capitalization, and ultimately determined an estimated fair value of our reporting unit based on weighted average calculations from these models. Based on the Company's assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2018.

The Company recognizes that any changes in our actual fourth quarter 2018 or projected 2019 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: RELATED PARTY LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Original Principal	Additional Principal	Total Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	$-	$264	6/30/2021	-	0.0% interest (1)
B	4/27/2018	$1,100	9	1,109	1/16/2019	143,791	8.0% interest (2)
B	1/16/2018	$1,000	9	1,009	1/16/2019	61,729	8.0% interest (2)
C	8/17/2016	3,000	27	3,027	8/16/2020	588,236	8.0% interest (2)
D	6/29/2016	50	2	52	11/24/2019	2,977	14% interest - 12% cash, 2% added to principal
D	6/13/2016	200	22	222	11/24/2019	11,905	14% interest - 12% cash, 2% added to principal
D	6/13/2016	250	18	268	11/24/2019	14,881	14% interest - 12% cash, 2% added to principal
D	5/3/2016	500	25	525	11/24/2019	29,762	14% interest - 12% cash, 2% added to principal
D	12/28/2015	150	8	158	11/24/2019	8,929	14% interest - 12% cash, 2% added to principal
D	12/28/2015	500	28	528	11/24/2019	29,762	14% interest - 12% cash, 2% added to principal
D	12/28/2015	600	35	635	11/24/2019	35,715	14% interest - 12% cash, 2% added to principal
D	10/26/2015	300	18	318	11/24/2019	17,858	14% interest - 12% cash, 2% added to principal
D	10/15/2015	150	9	159	11/24/2019	8,929	14% interest - 12% cash, 2% added to principal
D	10/15/2015	500	30	530	11/24/2019	29,762	14% interest - 12% cash, 2% added to principal
D	6/23/2015	400	27	427	11/24/2019	21,334	14% interest - 12% cash, 2% added to principal
D	6/23/2015	119	39	158	11/24/2019	31,176	Refinanced May 20, 2015 debt, 14% interest(3)
D	5/20/2015	465	-	465	11/24/2019	25,410	14% interest - 12% cash, 2% added to principal
		$9,548	$306	$9,854		1,062,156
	Debt discount			(1,479)
	Total debt	$9,548		$8,375

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

(2) 8.0% cash interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000,000 in principal (disregarding PIK interest); 8.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,000,000 in principal (disregarding PIK interest). If the Company does not successfully refinance the term loan debt facility (C above) with a third party by June 30, 2019, the cash portion of the interest rate will increase from 8.0% to 10.0% per annum.

(3) 12.0% cash, 2.0% added to principal

Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes and Secured Disbursed Escrow Promissory Note

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream, and obtained a $3.0 million term loan, with interest thereon at 8% per annum. The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions.

On November 9, 2018, Slipstream, extended the maturity date of our term loan to August 16, 2020. Our intent is to refinance our term loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued Slipstream a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan matures on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note will bear simple interest at the 8%; provided, further, however, that the Loan Rate with respect to the Secured Disbursed Escrow Promissory Note shall be 0% at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) is at or below $4,000,000.

See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

In December 2016 and January 2017, Slipstream purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes are set forth in the table above and are discussed in further detail below.

The convertible promissory notes were issued in a private placement exempt from registration under the Securities Act of 1933. The convertible promissory notes are convertible to common stock. Our principal subsidiaries — Creative Realities, LLC, Creative Realities Canada, Inc., and Conexus World Global, LLC — are also parties to the Securities Purchase Agreement and are co-makers of the secured convertible promissory notes. Obligations under the secured convertible promissory notes are secured by a grant of collateral security in all of the personal property of the co-makers pursuant to the terms of a security agreement. The secured convertible promissory notes bear interest at the rate of 14% per annum. Of this amount, 12% per annum is payable monthly in cash, and the remaining 2% per annum is payable in the form an additional principal through increases in the principal amount of the note. Upon the consummation of a change in control transaction of the Company or a default, interest on the secured convertible promissory note will increase to the rate of 17% per annum. The secured convertible promissory note contains other customary terms. See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants issued in connection with such notes. On August 10, 2017, Slipstream extended the maturity date of all the promissory notes to October 15, 2018. The change was accounted for as a modification of the debt. On November 13, 2017, Slipstream elected to extend the maturity date of the convertible promissory notes on a rolling quarter addition basis, which is now extended to November 24, 2019.

At any time prior to the maturity date, the holder of a promissory note may convert the outstanding principal and accrued and unpaid interest into our common stock at its conversion rate. We may not prepay the secured convertible promissory note prior to the maturity date. The secured convertible promissory note contains other customary terms. See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants. See Note 17 for subsequent events related to the conversion of the promissory notes.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered a settlement agreement to exit this lease agreement, resulting in the Company drawing on the Secured Disbursed Escrow Promissory Note entered with Slipstream on April 27, 2018 (Note 8). The Company reclassified $264 of the previously recorded liability from a Lease Termination Liability to a Note as a result of this transaction and recorded a gain on settlement of $39. Approximately $75 remains recorded as an accrued liability as of June 30, 2018 which was paid off in July 2018.

Structured Settlement Program

In September 2018, the Company settled and/or wrote off obligations of $219 for $50 cash payment and recognized a gain of $169. This debt included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

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

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Payments under the agreement are due as follows: $450 paid August 14, 2018, $350 paid November 1, 2018, $450 to be paid March 2, 2019 and $150 to be paid on the first day of each month thereafter through the maturity date, or December 31, 2019. As a result of entry into this payment agreement, we have reclassified $417 to long-term receivables in the balance sheet as we anticipate collecting those balances greater than one year from the balance sheet date. Since inception of this agreement up to and through the filing date, all payments due have been under this agreement have been received from 33 Degrees timely. See also Note 15.

For the three and nine months ended September 30, 2018, the Company had sales to 33 Degrees of $235, or 3.9%, and $1,265, or 7.3% of consolidated revenue. Accounts receivable due from 33 Degrees was $2,291, or 41.9%, and $3,017, or 51.0% of consolidated accounts receivable at September 30, 2018 and December 31, 2017, respectively.

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

For the three and nine months ended September 30, 2018, we reported tax benefit of $128 and $184, respectively. The net deferred liability at September 30, 2018 of $352 represents the liability relating to indefinite lived assets. . This indefinite lived deferred tax liability is used as a source of taxable income to more likely than not realize some of the Company’s indefinite lived deferred tax assets.

The Tax Reform Act was signed into law on December 22, 2017. Among other things, the Tax Reform Act reduced the U.S. federal corporate tax rate from 35.0 percent to 21.0 percent effective for tax years beginning after December 31, 2017. Accordingly, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized, resulting in a one-time $0.2 million net tax benefit in 2017. Upon further analyses of certain aspects of the Tax Reform Act and refinement of our calculations during the nine months ended September 30, 2018, we made no adjustments to our provisional amounts recorded.

NOTE 12: CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock (the “preferred stock”) entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million and the first quarter of 2018 for the remaining $0.3 million originally issued preferred stock and therefore dividends on those investments will be paid via issuance of common shares at all future dividend dates.

The preferred stock may be converted into our common stock at the option of a holder at an initial conversion price as adjusted of $7.65 per share. Subject to certain conditions, we may call and redeem the preferred stock after three years. From and after the three-year anniversary of the date of issuance, the Company has the right (but not the obligation), upon at least 30 days prior written notice, to call some or all of the preferred stock for redemption at any time after the common stock has had a closing price on the relevant trading market, for a period of at least 15 consecutive days, all of which must be after the three-year anniversary date of the purchase agreement, equal to at least one and one-half times the initial conversion price.

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

During the three and nine months ended September 30, 2018, accredited investors converted 124,985 shares of preferred stock for 16,338 shares of common stock.

See also Note 16 for further discussion of the preferred stock.

NOTE 13: WARRANTS

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations for warrants outstanding as of September 30, 2018.

Remaining Expected Term at September 30, 2018 (Years)	Risk Free Interest Rate at September 30, 2018	Volatility at September 30, 2018	Stock Price at September 30, 2018
0.89	2.59%	75.84%	$9.00

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2018	1,100,150	13.99	3.55	216,255	10.51	1.64
Warrants issued with revolver loan	205,520	7.78	4.49	-	-	-
Warrants expired	23,756	249.41	-	-	-	-
Balance September 30, 2018	1,281,914	8.52	3.14	216,255	10.51	0.89

NOTE 14: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$5.40 - $19.50	287,341	7.29	$8.35	169,256	$8.91
$19.51 - $23.70	1,000	5.29	23.70	1,000	$23.70
$23.71 - $367.50	519	3.83	112.30	519	$112.30
	288,860	7.27	$8.59	170,775

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2017	239,693	$8.69
Granted	52,501	7.94
Exercised	-	-
Forfeited or expired	(3,334)	5.70
Balance, September 30, 2018	288,860	$8.59

The weighted average remaining contractual life for options exercisable is 6.68 years as of September 30, 2018.

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 12,186 options outstanding under the 2006 Equity Incentive Plan.

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. There are 276,674 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation costs included in:
Costs of sales	$6	$2	$-	$6
Sales and marketing expense	(16)	19	-	57
General and administrative expense	1,109	50	1,276	150
Total stock-based compensation expense	$1,099	$71	$1,276	$213

At September 30, 2018, there was approximately $636 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.5 years and will be adjusted for any future forfeitures as they occur.

Stock-based compensation expense is based on awards ultimately expected to vest. ASC 718-10-55 allows companies to either estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates or elect to account for forfeitures as they occur by reversing compensation cost when the award is forfeited. Our accounting policy is to account for forfeitures as they occur by recording a cumulative-effect adjustment in the period in which forfeitures occur.

On October 15, 2015, our current CEO was awarded 165,052 performance shares with a grant date to be determined upon certain conditions being satisfied. Those conditions had not been met as of September 30, 2018 and no compensation expense had been recorded.

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which is currently deferred on the Company’s balance sheet. During the three-months ended September 30, 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash, non-recurring compensation expense in the period of $1,000. The remaining expense to be recognized upon vesting of the restricted shares is $250.

NOTE 15: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All sales for the three and nine months ended September 30, 2018 and 2017 were in the United States and Canada.

Major Customers

We had 2 customers that in the aggregate accounted for 52% and 63% of accounts receivable as of September 30, 2018 and December 31, 2017, respectively, which includes transactions with 33 Degrees.

We had 2 customers that accounted for 56% and 46% of revenue for the three months ended September 30, 2018 and 2017, respectively, which includes transactions with 33 Degrees. The Company had 2 customers that accounted for 56% and 53% of revenue for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 16: ACQUISITIONS

On September 20, 2018, we entered into a Stock Purchase Agreement with Christie Digital Systems, Inc. (“Seller”) (the “Purchase Agreement”) to acquire Allure Global Solutions, Inc., a wholly owned subsidiary of Christie Digital Systems (“Allure”). Allure, headquartered in Atlanta, Georgia, is an enterprise software development company providing software solutions, a suite of complementary services, and ongoing support for an array of digital media and POS solutions. Allure provides a wide range of products for the theatre, restaurant, convenience store, theme park, and retail spaces and works to create, develop, deploy, and maintain enterprise software solutions including those designed specifically to integrate, manage, and power ambient client-owned networks.

Closing of this transaction is subject to obtaining financing, which the Company is seeking via a Registration Statement filed with the Securities and Exchange Commission on Form S-1 (the “Public Offering”). As the closing did not occur on or before October 31, 2018, the purchase price will be subject to increase by up to, but no more than, $250,000 for each thirty (30)-day period beginning as of November 1, 2018 until closing shall occur (with a pro-rated increase for any partial thirty (30)-day period beginning as of November 1, 2018 and prior to Closing), for amounts actually loaned by the Seller to Allure under the their loan agreement.

We will account for business combinations in accordance with ASC 805 Business Combinations. As of November 14, 2018, the transaction has not closed.

NOTE 17: SUBSEQUENT EVENTS

Conversion of Series A Convertible Preferred Stock

On November 5, 2018, a special meeting of the shareholders of preferred stock was held, having given appropriate notice, in which the holders of preferred stock voted and, having achieved greater than seventy-five percent (75%) “for” as required by the Certificate of Designation, agreed to convert the entire class of preferred stock into common stock at an exchange ratio of $7.65 per share. The conversion is contingent upon a successful Public Offering of at least $10 million.

Holders of preferred stock will receive common stock at the stated conversion rate as determined pursuant to the Preferred Stock Certificate of Designation of $7.65 per share, or 723,555 shares of common stock. Those holders of preferred stock who execute a customary lock-up agreement for a period continuing for 90 days after the consummation of the Public Offering will be issued, as a one-time incentive, additional common stock and, if warrants are issued to purchasers in the Public Offering, warrants, in such number that makes the effective conversion price equal to 90% of the lowest of the following: (i) if shares of Common Stock are sold without accompanying warrants in the Public Offering, then the price at which shares of Common Stock are sold in the Public Offering, (ii) if units consisting of shares of Common Stock and warrants are sold in the Public Offering, then the effective price per unit sold in the Public Offering, (iii) if units consisting of shares of Common Stock and warrants are sold in the Public Offering, then the initial price at which shares of Common Stock may be purchased upon exercise of the warrants (i.e., the strike price of the warrants), and (iv) the current Conversion Price under the Certificate of Designation (i.e., $7.80) (subject, however, to equitable adjustments as provided in the Certificate of Designation). The expected public offering price per share is $7.80, which was the last reported sale price of our common stock on October 26, 2018, adjusted to give pro forma effect to the stock split. Those holders of preferred stock who participate in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and execute the foregoing lock-up agreement will receive, as a one-time incentive, additional common stock and, if warrants are issued to purchasers in the Public Offering, warrants, in such number that decreases the effective conversion price on the conversion of preferred stock by those holders that execute a lock-up agreement to 80% of the lowest of those scenarios outlined above. The additional discount will be given if holders of the preferred stock purchase a minimum amount of our securities that will be determined by the Company prior to the effective date of the registration statement filed by the Company. The lock-up agreements will apply to all shares of common stock issued to convert the holder’s preferred stock, and the additional shares of common stock and warrants, and underlying warrant shares, issued by the Company in exchange for the holder’s execution of the lock-up agreement and participation in the offering.

Conversion of Convertible Promissory Notes

On October 29, 2018, the holder of convertible promissory notes, Slipstream, of the Company agreed to convert $4,954,938 of outstanding principal, including paid-in-kind interest and all accrued interest thereon into shares of our common stock and, if warrants are issued to purchasers in the Public Offering, warrants at a conversion price equal to 80% of the lowest of the following: (a) if shares of common stock are sold without accompanying warrants in the Public Offering, then the lower of (i) the price at which shares of common stock are sold in the Public Offering or (ii) the stated conversion price of $7.65 per share, and (b) if units consisting of shares of common stock and warrants are sold in the Public Offering, then the lower of (i) the price per unit sold in the Public Offering, (ii) the price at which shares of common stock may be purchased pursuant to the warrants (i.e., the strike price of the warrants) included within each unit in the Public Offering or (iii) the stated conversion price of $7.65 per unit sold in the Public Offering based on an assumed $7.80 public offering price per share in the Public Offering, which was the last reported sale price of our common stock on October 26, 2018, adjusted to give pro forma effect to the Reverse Split, 809,631 shares of our common stock will be issued at the closing of this offering upon conversion of these convertible promissory notes (reflecting interest accrued through October 26, 2018) and will be eligible for receipt of warrants as outlined above. Common stock and warrant shares issued upon conversion and exercise of warrants have assigned registration rights. Those holders of convertible promissory notes who participate in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and execute the a lock-up agreement will receive, as a one-time incentive, additional common stock and, if warrants are issued to purchasers in the Public Offering, warrants, in such number that decreases the effective conversion price on the conversion of convertible notes by those holders that execute a lock-up agreement to 70% of the lowest of those scenarios outlined above. The additional discount will be given if holders of the convertible note holders purchase a minimum amount of our securities that will be determined by the Company prior to the effective date of the registration statement filed by the Company. The lock-up agreements will apply to all shares of common stock issued to convert the holder’s convertible promissory notes, and the additional shares of common stock and warrants, and underlying warrant shares, issued by the Company in exchange for the holder’s execution of the lock-up agreement and participation in the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on March 26, 2018 and in the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on October 31, 2018.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 of the Company’s condensed consolidated financial statements included elsewhere in this filing. The Company’s condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended
	September 30,		Change
	2018	2017	Dollars	%
Sales	$6,001	$3,575	$2,426	68%
Cost of sales (exclusive of depreciation and amortization shown below)	2,260	2,157	103	5%
Gross profit	3,741	1,418	2,323	164%
Sales and marketing expenses	425	637	(212)	-33%
Research and development expenses	261	185	76	41%
General and administrative expenses	3,233	1,838	1,395	76%
Depreciation and amortization expense	330	374	(44)	-12%
Additional ConeXus acquistion expense	-	1,971	(1,971)	-100%
Total operating expenses	4,249	5,005	(756)	-15%
Operating loss	(508)	(3,587)	3,079	-86%
Other income/(expenses):
Interest expense	(688)	(497)	(191)	38%
Change in fair value of warrant liability	27	(116)	143	-123%
Gain on settlement of obligations	169	-	169	100%
Other expense	(6)	11	(17)	-155%
Total other expense	(498)	(602)	104	-17%
Net loss before income taxes	(1,006)	(4,189)	3,183	-76%
Benefit/(provision) from income taxes	128	(77)	5	-265%
Net loss	$(878)	$(4,266)	$3,388	-79%

Sales

Sales increased by $2,426, or 68%, in the three months ended September 30, 2018 as compared to the same period in 2017 primarily as the result of completed work on a material software development project with a longstanding client, for which approximately $2,375 was recognized in the prior quarter and approximately $2,375 was recognized in the current quarter. The remaining increase was the result of the continued growth of sales within our key existing customer relationships.

Gross Profit

Gross profit margin increased $2,323 in absolute dollars from $1,418 to $3,742, or 164%, primarily as a result of the increase in sales. Gross profit margin increased to 62% in 2018 from 40% in 2017 during the same period. The increase in gross profit margin percentage is the result of product mix during the period, which saw increased services revenue, combined with improvements in hardware cost through increased purchasing power.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $212, or 33%, in 2018 compared to 2017. The decrease was primarily due to attendance of fewer industry trade shows in the third quarter of 2018 compared to 2017, lower headcount in our sales organization and reduced travel expenses.

Research and Development Expenses

Research and development expenses increased by $76, or 41%, in 2018 compared to 2017 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses increased by $1,395, or 76%, in 2018 compared to 2017. $1,000 of this increase represents compensation expense related to shares of common stock granted to our current CEO in the period. The remaining $395 increase, or 21%, as a result of expanding operations in the current year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $44 or 12% in 2018 compared to 2017. This decrease was primarily a result of the reduction in amortization expense related to a lower cost basis in intangible assets as certain assets become fully amortized.

ConeXus Acquisition Expense

On September 1, 2017, the Company issued to the prior shareholders of ConeXus 187,713 shares of common stock valued at $10.50 per share for a total of $1,971 to settle the contingency of the Company in the ConeXus merger.

Interest Expense

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the nine months ended September 30, 2018, the methodology for which is consistent for the three months ended September 30, 2018 and 2017. The change in the fair value of the warrant liability resulted in a gain in the three months ended September 30, 2018 of $27.

Gain on Settlement of Obligations

In September 2018, the Company settled and/or wrote off debt of $219 for $50 cash payment and recognized a gain of $169. This debt included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

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

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the nine months ended
	September 30,		Change
	2018	2017	Dollars	%
Sales	$17,246	$13,562	$3,684	27%
Cost of sales (exclusive of depreciation and amortization shown below)	8,906	7,673	1,233	16%
Gross profit	8,340	5,889	2,451	42%
Sales and marketing expenses	1,466	1,459	7	0%
Research and development expenses	879	488	391	80%
General and administrative expenses	6,874	5,273	1,601	30%
Depreciation and amortization expense	981	1,184	(203)	-17%
Additional ConeXus acquisition expense	-	1,971	(1,971)	-100%
Lease termination expense	474		474	100%
Total operating expenses	10,674	10,375	299	3%
Operating loss	(2,334)	(4,486)	2,152	-48%
Other income/(expenses):
Interest expense	(2,014)	(1,179)	(835)	71%
Change in fair value of warrant liability	235	(493)	728	-148%
Gain on settlement of obligations	208	866	(658)	-76%
Other expense	(7)	9	(16)	-178%
Total other expense	(1,578)	(797)	(781)	98%
Net loss before income taxes	(3,912)	(5,283)	1,371	-26%
Benefit/(provision) from income taxes	184	(229)	413	-180%
Net loss	$(3,728)	$(5,512)	$1,784	-32%

Sales

Sales increased by $3,684 or 27% in 2018 compared to 2017 primarily as the result of growth in revenues within our top five key customer accounts during the period, including additional non-recurring projects on their behalf, in addition to the expansion of our customer base.

Gross Profit

Gross profit margin increased $2,451 in absolute dollars from $5,889 to $8,340, or 42%. Gross profit margin increased from 43% in 2017 to 48% in 2018 during the same period. The increase in gross profit margin percentage is the result of product mix during the period, which saw increased services revenue, combined with improvements in hardware cost through increased purchasing power.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses remained effectively flat, increasing by $7 or 0% in 2018 compared to 2017.

Research and Development Expenses

Research and development expenses increased by $391 or 80% in 2018 compared to 2017 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses increased by $1,601, or 30%, in 2018 compared to 2017. $1,000 of this increase represents compensation expense related to shares of common stock granted to our current CEO in the period. The remaining $601 increase, or 11%, as a result of expanding operations in the current year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $203 or 17% in 2018 compared to 2017. This decrease was primarily a result of the reduction in amortization expense related to a lower cost basis in intangible assets as certain assets become fully amortized.

ConeXus Acquisition Expense

On September 1, 2017, the Company issued to the prior shareholders of ConeXus 187,713 shares of common stock valued at $10.50 per share for a total of $1,971 to settle the contingency of the Company in the ConeXus merger.

Interest Expense

See Note 8 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 5 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the nine months ended September 30, 2018, the methodology for which is consistent for the three months ended September 30, 2018 and 2017. The change in the fair value of the warrant liability resulted in a gain in the nine months ended September 30, 2018 of $235.

Lease Termination Expense and Gain on Settlement of Obligations

In September 2018, the Company settled and/or wrote off debt of $219 for $50 cash payment and recognized a gain of $169. This debt included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

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

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2018	2018	2018	2017	2017
Net sales	$6,001	$7,179	$4,066	$4,136	$3,575
Cost of sales	2,260	4,089	2,557	2,636	2,157
Gross profit	3,741	3,090	1,509	1,500	1,418
Operating expenses	3,919	2,773	3,001	2,793	4,631
Depreciation/amortization	330	324	327	321	374
Operating (loss)/income	(508)	(7)	(1,819)	(1,614)	(3,587)
Other expenses/(income)	370	605	419	(177)	679
Net loss	$(878)	$(612)	$(2,238)	$(1,437)	$(4,266)

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

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2018	2018	2018	2017	2017
GAAP net loss	$(878)	$(612)	$(2,238)	$(1,437)	$(4,266)
Interest expense:
Amortization of debt discount	415	487	345	100	328
Other interest	273	265	229	330	169
Depreciation/amortization	330	437	391	392	445
Income tax expense/(benefit)	(128)	(102)	46	(190)	77
EBITDA	$12	$475	$(1,227)	$(805)	$(3,247)
Adjustments
Change in warrant liability	(27)	(11)	(197)	(340	116
Gain on settlement of obligations	(169)	(39)	-	(6)	-
Lease termination expense	-	-	474	-	-
Additional ConeXus acquisition expense	-	-	-	-	1,971
CEO share grant compensation expense	1,000	-	-	-	-
Other expense/(income)	6	5	(4)	(71)	(11)
Adjusted EBITDA	$822	$430	$(954)	$(1,222)	$(1,171)

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operating activities for the years ended December 31, 2017 and 2016. For the three and nine months ended September 30, 2018 we incurred a net loss of $878 and $3,728 respectively. As of September 30, 2018, we had cash and cash equivalents of $1,500 and working capital deficit of $4,516.

On November 9, 2018, Slipstream, extended the maturity date of our term loan to August 16, 2020. Our intent is to refinance our term loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

On November 13, 2017, Slipstream, extended the maturity date of our promissory notes on a rolling quarter addition basis which is now November 24, 2019. While management believes that, based on (i) the extension of the maturity date on our term loan and promissory notes, (ii) our operational forecast for the remainder of 2018 and through 2019, and (iii) the execution of our planned capital raise, we can continue as a going concern through at least November 14, 2019. Given our net losses and working capital deficit, we obtained a continued support letter from Slipstream through November 14, 2019. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2017, we had an accumulated deficit of $26,231. The cash flows (used in) / provided by operating activities was ($1,348) and $3,960 for the nine months ended September 30, 2018 and 2017, respectively. The cash used by operating activities was driven by the Company’s net loss and payment of liabilities, offset by non-cash expenses including amortization of share-based compensation and debt discount.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $225 compared to $441 during the same period in 2017. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of September 30, 2018, nor do we anticipate any significant expenditures in 2018.

Financing Activities

Net cash provided by/(used in) financing activities during the nine months ended September 30, 2018 was $2,100 compared to ($286) in 2017. The increase was related to issuance of debt in 2018 as compared to paying off debt in January 2017.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2018.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of September 30, 2018 and that material weaknesses exist including: (1) a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis and (2) upon adoption of ASC 606 Revenue from Contracts with Customers, the lack of effective design and implementation of related reporting and disclosure controls.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level in 2018, and to develop a plan to complete the remediation of the foregoing deficiencies in 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of November 14, 2018, and there were no such proceedings pending during the period covered by this Report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2018 and our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2018. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained an additional $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants on the issuance date was $543. In connection with the issuance of the warrants, no underwriters were utilized and no commissions were paid. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for such issuance.

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

Creative Realities, Inc.

Date: November 14, 2018	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

