Form 10-K
period 2018-12-31
CREATIVE REALITIES, INC.
filed 2019-03-28
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The aggregate market value of the common equity held by non-affiliates of the issuer as of June 30, 2018, was approximately $10,206,558 based upon the last sale price of one share on such date.

As of March 1, 2019, the issuer had outstanding 9,724,826 shares of common stock.

i

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to a broad range of companies, individual brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies across 18 vertical markets, as well as the related media management and distribution software platforms and networks, device and content management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems; content creation, production and scheduling programs and systems; a comprehensive series of recurring maintenance, support, and field service offerings; interactive digital shopping assistants, advisors and kiosks; and, other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., Creative Realities Canada, Inc., and ConeXus World Global, LLC. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

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

These activities generate revenue through: bundled-solution sales; consulting services, experience design, content development and production, software development, engineering, implementation, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

We currently market and sell our technology and solutions primarily through our sales and business development personnel, but we also utilize agents, strategic partners, and lead generators who provide us with access to additional sales, business development and licensing opportunities.

Our digital marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include automotive, apparel & accessories, banking, baby/children, beauty, CPG, department stores, digital out-of-home (“DOOH”), electronics, fashion, fitness, foodservice/quick service restaurant (“QSR”), financial services, gaming, luxury, mass merchants, mobile operators, and pharmacy retail; however, the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.  As a result, we remain without an established history of profitability.

We believe that the adoption and evolution of digital marketing technology solutions will increase substantially in years to come both in the industries in which we currently focus and in others. We also believe that adoption of our solutions depends not only upon the services and solutions that we provide but also upon the cost of hardware used to process and display content. While the costs of hardware configurations and software media players have historically decreased and we believe they will continue to do so at an accelerating rate, flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another key component of our business strategy, given the evolving dynamics of the industry in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration and financing of acquisitions. We believe that, based on the foregoing, we can successfully serve as a consolidator of multiple business and technology platforms serving similar markets.

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

The legal entity that is the registrant was originally incorporated and organized as a Minnesota corporation under the name Wireless Ronin Technologies, Inc. in March 2003. Our business initially focused on the provision of expertise in digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from Wireless Ronin Technologies, Inc. to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately-owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate. On May 23, 2016, we dissolved Broadcast International, Inc. On November 20, 2018, we acquired Allure Global Solutions, Inc. (“Allure”), an enterprise software development company (as further described below).

Our corporate structure, including our principal operating subsidiaries, is as follows:

Our fiscal year ends December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

Recent Capitalization Events

Acquisition of Allure Global Solutions, Inc.

On September 20, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Christie Digital Systems, Inc. (“Seller”) to acquire Allure, a wholly owned subsidiary of the Seller (the “Allure Acquisition”). Allure, headquartered in Atlanta, Georgia, is an enterprise software development company providing software solutions, a suite of complementary services, and ongoing support for an array of digital media and POS solutions. Allure provides a wide range of products for the theatre, restaurant, convenience store, theme park, and retail spaces and works to create, develop, deploy, and maintain enterprise software solutions including those designed specifically to integrate, manage, and power ambient client-owned networks. Those networks manage data and marketing content that has been designed and proven to influence consumer purchase behavior. The Allure Acquisition closed on November 20, 2018.

Subject to the terms and conditions of the Purchase Agreement, upon the closing of the Allure Acquisition, we acquired ownership of all of Allure’s issued and outstanding capital shares in consideration for a total purchase price of approximately $8,450, subject to a post-closing working capital adjustment. Of this purchase price amount, we paid $6,300 in cash. Of the remaining purchase price amount, approximately $1,250 is to be paid to former management of Allure, and approximately $900 due from Allure to the Seller, under an existing Note which was amended and restated for this reduced amount. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

The promissory note is convertible into shares of Creative Realities common stock, at the Seller’s option on or after the 180th day after issuance, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the promissory note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the Allure Acquisition. We granted the Seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

The Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, wherein revenues from one specifically-named customer add only 70% of their gross value to the total, for any of (i) the 12-month period ending December 31, 2019, or (ii) any of the next following trailing 12-month periods ending on each of March 31, June 30, September 30 and December 31, 2020.

See Note 5 to the Consolidated Financial Statements for a further discussion of the Allure Acquisition.

Common Stock

Reverse Stock Split

On October 17, 2018, the Company effectuated a l-for-30 reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share.

Public Offering

On November 19, 2018, the Company announced the closing of its underwritten public offering of 2,857,142 shares of its common stock and warrants to purchase 1,428,571 shares of common stock at a combined public offering price of $3.50 per share and warrant (“Public Offering”). The gross proceeds to the Company from this the Public Offering were approximately $10,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The proceeds were primarily used in the Allure Acquisition and in the repayment of approximately $1,283 of debt.

Conversions

In 2018 and 2017, the following Preferred Stock conversions took place:

Convertible Preferred Stock Conversions
	Series A Converted	Series A-1 Converted	Shares of Common Stock Received
Q4 2018	5,535,192	-	1,846,928
Q3 2018	-	-	-
Q2 2018	128,754	-	16,561
Q1 2018	-	-	-

Q4 2017	-	-	-
Q3 2017	132,200	1,860,561	7,814,749
Q2 2017	12,750	-	50,000
Q1 2017	240,250	-	942,157

See additional information on issuance of common stock as the result of conversions of Preferred Stock and Convertible Promissory Notes, respectively, within the “Conversion of Series A Preferred Stock” and “Conversion of Convertible Promissory Notes” sections below.

Conversion of Series A Preferred Stock

The Series A Convertible Preferred Stock (the “Series A Preferred Stock”) entitles its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. As described in detail below, no Series A Preferred Stock is outstanding as of December 31, 2018.

During the years ended December 31, 2018 and December 31, 2017, respectively, the Company issued an aggregate of 0 and 245,816 shares of Series A Preferred Stock in satisfaction of its semi-annual dividend obligation. During the years ended December 31, 2018 and December 31, 2017, respectively, the Company issued an aggregate of 45,856 and 23,962 shares of common stock in satisfaction of its semi-annual dividend obligation.

On November 5, 2018, the requisite holders of Series A Preferred Stock agreed to convert the entire class of Series A Preferred Stock into common stock at the conversion price of $7.65 per share, as required by the applicable Certificate of Designation. Such conversion was contingent upon a successful Public Offering of at least $10,000, which the Company completed on November 19, 2018.

Holders of Series A Preferred Stock received 723,561 shares of common stock at the stated conversion rate as determined pursuant to the Preferred Stock Certificate of Designation upon completion of the Public Offering on November 19, 2018. Those holders of Series A Preferred Stock who executed a customary lock-up agreement for a period continuing for 90 days after the consummation of the Public Offering were issued, as a one-time incentive for such agreement, additional common stock and warrants, in such number that made the effective conversion price of the Series A Preferred Stock equal to 90% of the effective price per unit sold in the Public Offering. Those holders of Series A Preferred Stock who participated in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and executed the foregoing lock-up agreement received, as a one-time additional incentive, additional common stock and warrants in such number that decreased the effective conversion price on the conversion of Series A Preferred Stock to 80% of the effective price per unit sold in the Public Offering. Upon completion of the Company’s public offering on November 19, 2018, the Company issued an additional 1,123,367 shares of common stock to the holders of Series A Preferred Stock in exchange for the foregoing incentives to execute a lock-up agreement and participate in the Public Offering. The lock-up agreements applied to all shares of common stock issued to convert the holder’s Series A Preferred Stock, and the additional shares of common stock and warrants, and underlying warrant shares, issued by the Company in exchange for the holder’s execution of the lock-up agreement and participation in the Public Offering. As a result of this conversion, there remains no Series A Preferred Stock outstanding as of December 31, 2018.

For purposes of the Company’s conversion, the conversion date coincided with a public offering which provided an adequate measurement of fair value of the common stock and warrants to purchase common stock at $3.50 per (one share of common stock and one-half warrant to purchase one share of common stock). The Company recorded a charge of $3,932 upon conversion of the Series A Preferred Stock into common stock. The calculation of the incremental inducement represents the fair value of consideration given in excess of the fair value of securities at the stated conversion price of the converted instruments. The charge is presented in the statement of operations for the year ended December 31, 2018 below net loss in arriving at net income loss available to common shareholders.

On March 18, 2019, the Company filed Statements of Cancellation with the Minnesota Secretary of State that eliminated from the Company’s Articles of Incorporation all matters set forth in the Certificates of Designation of Preferences, Rights and Limitations with respect to the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock or Series A-1 Convertible Preferred Stock were issued or outstanding at the time of the filing of the Statements of Cancellation.

In 2017, 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock were converted into 293,571 shares of common stock at the conversion rate of $7.65 per share.

Conversion of Convertible Promissory Notes

On October 29, 2018, the holder of our convertible promissory notes, Slipstream Communications LLC (“Slipstream”), agreed to convert $4,954,938 of outstanding principal, including paid-in-kind interest and all accrued interest thereon into shares of our common stock and warrants at a conversion price equal to the lower of $7.65, or 80% of the price at which shares of common stock are sold in the Public Offering. The conversion was contingent upon (i) the conversion of the Company’s Series A Preferred Stock, and (ii) the successful completion of the Public Offering of at least $10,000, each of which were successfully completed on November 19, 2018. In exchange for participation in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and Slipstream’s execution of a lock-up agreement, Slipstream received, as a one-time incentive, additional common stock and warrants in such number that decreased the effective conversion price of the convertible notes to 70% of the lowest of those scenarios outlined above. Upon completion of the Company’s Public Offering on November 19, 2018, the convertible promissory notes were converted into 2,039,152 shares of the Company’s common stock. The lock-up agreement applied to all shares of common stock and warrants issued to Slipstream and underlying warrant shares.

For purposes of the Company’s conversion, the conversion date coincided with a public offering which provided an adequate measurement of fair value of the common stock and warrants to purchase common stock at $3.50 per (one share of common stock and one-half warrant to purchase one share of common stock). The Company recorded debt conversion expense of $5,055 in connection with issuance of incentive shares issued upon conversion of the convertible promissory notes into common stock. The calculation of the incremental inducement represents the fair value of consideration given in excess of the fair value of securities at the stated conversion price of the converted instruments. The charge is presented in the statement of operations for the year ended December 31, 2018 as an other expense and is a non-cash addback to cash flows from operations.

Changes in Management and Board of Directors

During 2017, the Company transitioned the finance and accounting function from Fairfield, NJ to the corporate headquarters in Louisville, KY which included hiring Will Logan as VP of Finance. The Company appointed Mr. Logan to the position of Chief Financial Officer effective May 16, 2018. Mr. Logan succeeded John Walpuck, who remained with the Company in his role as Chief Operating Officer throughout 2018.

Effective December 31, 2018, the Company entered into a separation agreement with Mr. Walpuck. Mr. Walpuck’s employment agreement was effective for a one-year term, which automatically renewed for additional one-year periods unless either the Company or Mr. Walpuck elected not to extend the employment term, an option which the Company elected and communicated on December 31, 2018. Mr. Walpuck and the Company agreed to a transition of Mr. Walpuck’s duties commencing January 31, 2019. Mr. Walpuck began consulting for the Company commencing February 1, 2019, and such services will end May 1, 2019. Mr. Walpuck will be paid $100 per hour, with a maximum of 80 hours each month during the term.

Pursuant to the terms of Mr. Walpuck’s employment agreement, Mr. Walpuck is receiving a total of $220,000 in severance payments in even monthly installments through December 2019. The Company agreed to fully vest all stock options of Mr. Walpuck, such options do not terminate as a result of Mr. Walpuck’s termination of employment and remain exercisable throughout the term of the options. The material terms of Mr. Walpuck’s employment agreement and payments to be made upon termination without “cause” are outlined in Item 13 under the caption “Employment Agreements.”

On September 7, 2018, Pat O’Brien and Eric J. Bertrand resigned from the Company’s Board of Directors. Mr. O’Brien had served as a Director since November 2015 and Mr. Bertrand had served as a Director since May 2016. Each resignation was received by the Company in anticipation of the increased commitments required of Directors in anticipation of the Company’s listing on the Nasdaq Capital Markets. There were no changes in the Board of Directors in 2017.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically and integrate our recent merger transactions, acquire and integrate other companies which operate directly in our target markets, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities.

Industry Background

Over approximately the past 18-24 months, we believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences; (iii) accelerating decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (iv) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (v) increasing sophistication of social networking platforms; (vi) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (vii) customers challenging service providers with the delivery of a satisfactory consumer experience with the traditional pressure on reducing installation and ongoing operating costs.

As a result, a growing number of retailers, brands, venue-operators and other organizations have identified the need and opportunity to implement increasingly cost-effective and “sales-lifting” digital marketing, and interactive experiences to market to their customers. These experiences include creating unique and customized experiences for targeted, timely offerings and relevant promotions; improving engagement resulting in increased sales; and increasing shopping basket size. We believe our clients consider capitalizing on these industry trends to be increasingly critical to any successful “store of the future” retail and brand sales environment, especially where sales staff turnover is high, training outcomes are inconsistent and product knowledge is low.

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

Our Markets

We currently market and sell our marketing technology solutions through our direct sales force, inside sales team, and word-of-mouth referrals from existing customers. Select strategic partnerships and lead generation programs also drive business to the Company through targeted business development initiatives. We market to companies that seek digital marketing solutions across multiple connected devices and who specifically seek or could benefit from enhancements to the customer experience offered in their stores, venues, brands or organizations.

Our digital marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include automotive, apparel & accessories, banking, baby/children, beauty, CPG, department stores, digital out-of-home (“DOOH”), electronics, fashion, fitness, foodservice/quick service restaurant (“QSR”), financial services, gaming, luxury, mass merchants, mobile operators, and pharmacy retail; however, the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies is relatively new and evolving.  Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in part as a result of new construction and remodeling activities of pre-existing retail, convenience store, stadium and event venues in addition to the recent economic recovery in general. These general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions.

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

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are multiple individual competitors who offer pieces of our solutions. These include digital signage software companies such as Stratacache, Four Winds Interactive, and Reflect Systems; marketing services companies such as Sapient Nitro or digital signage systems integrators such as Convergent Media Systems. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital marketing technology and solutions, brand awareness, and proprietary processes are the primary factors affecting our competitive position.

Major Customers

Our largest customers account for a majority of our total revenue on a consolidated basis. We had two and three customers that accounted for 48% and 56% of revenue for the years ended December 31, 2018 and 2017. One of those customers for the year ended December 31, 2017 was a related party, 33 Degrees. Our Chief Executive Officer, Rick Mills, owns 17.5% of 33 Degrees.

We had two customers that in the aggregate accounted for 40% and 63% of accounts receivable as of December 31, 2018 and December 31, 2017, respectively. For the years ended December 31, 2018 and 2017, we had sales of $1,565,916 and $3,390,148, respectively, with 33 Degrees. 33 Degrees was one of these customers for all periods.

Accounts receivable due from 33 Degrees was $1,932,741 and $3,016,646 at December 31, 2018 and 2017, respectively.

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Territories

We sell products and services primarily throughout North America.

Employees

We have approximately 120 employees as of December 31, 2018. We do not have any employees that operate under collective-bargaining agreements.

ITEM 1A	RISK FACTORS

Our business involves a high degree of risk. In evaluating our business, you should carefully consider the specific risks described below, and any risks described in our other filings with the Securities and Exchange Commission, pursuant to Sections 13(a), 13(c), 14, or 15(d) of the Securities Exchange Act of 1934. Any of the risks we describe below could cause our business, financial condition, results of operations or future prospects to be materially adversely affected. In addition, some of the following statements are forward-looking statements. For more information about forward-looking statements, please see the “Forward-Looking Statements” section included in Item 7 of this Annual Report. Amounts within the “Risk Factors” section are stated in thousands with the exception of share information.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have generally incurred losses, and may never become or remain profitable.

Except for the second and fourth quarters of 2016 and the first quarter of 2017, we have incurred net losses, and at December 31, 2018 have negative cash flows from operations and a working capital deficit. We incurred net losses in each of the years ended December 31, 2018 and 2017, respectively. We do not know with any degree of certainty whether or when we will become profitable. Even if we are able to achieve profitability in future periods, we may not be able to sustain or increase our profitability in successive periods.

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. Nevertheless, our assessments regarding market size, market share, market acceptance of our products and services and a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors beyond our control and those that cannot be predicted at this time.

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

We may be required to raise additional funding through public or private financings, including equity financings, through 2019. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We are reliant on the continued support of a related party for adequate financing of our operations.

We may be required to raise additional funding through public or private financings, including equity financings, through 2019. As of the date of this filing, our majority shareholder and investor, Slipstream Communications LLC is the holder of 64.9% of our outstanding debt instruments including a term loan and secured revolving promissory note and has beneficial ownership of approximately 39.75% of our common stock (on an as-converted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties) as of December 31, 2018. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;

●	our financial results;

●	the experience and reputation of our management team;

●	market interest, or lack of interest, in our industry and business plan;

●	the trading volume of, and volatility in, the market for our common stock and warrants;

●	our ongoing success, or failure, in executing our business plan;

●	the amount of our capital needs; and

●	the amount of debt, options, warrants, and convertible securities we have outstanding.

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

Our success will depend to a large extent on broad market acceptance of our interactive marketing technologies among our current and prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our interactive marketing technologies by prospective customers will depend primarily on the following factors:

●	our ability to demonstrate the economic and other benefits attendant to our interactive marketing technologies;

●	our customers becoming comfortable with using our interactive marketing technologies; and

●	the reliability of our interactive marketing technologies.

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

Our business is characterized by short-term purchase orders and contracts that do not require that purchases be made by our customers. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Our continued growth and financial performance could be adversely affected by the loss of several key customers, including a significant related party customer.

Our largest customers account for a majority of our total revenue on a consolidated basis. We had two and three customers that accounted for 48% and 56% of revenue for the years ended December 31, 2018 and 2017, respectively. One of those customers for the year ended December 31, 2017 was a related party, 33 Degrees Convenience Connect, Inc. (“33 Degrees”). Our Chief Executive Officer, Richard Mills, owns 17.5% of 33 Degrees. For the years ended December 31, 2018 and 2017, we had sales of $1,565 and $3,390, respectively, with 33 Degrees.

We had two customers that in the aggregate accounted for 40% and 63% of accounts receivable as of December 31, 2018 and December 31, 2017, respectively. 33 Degrees was one of these customers for all periods. Accounts receivable due from 33 Degrees was $1,933 and $3,017 at December 31, 2018 and 2017, respectively.

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

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

A portion of our business involves the use of software technology that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual-property litigation, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Chief Executive Officer; and

●	Chief Financial Officer

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

We anticipate that opportunities to acquire similar businesses will materially depend on, among other things, the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in financial markets could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult.

We are subject to cyber security risks and interruptions or failures in our information technology systems, and will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies to process and record financial and operating data and rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. At the same time, cyber incidents, including deliberate attacks, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks and those of our vendors, suppliers and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability.

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

Our operations are dependent in part upon: network capacity provided by third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; our dedicated and virtualized server capacity located at its data center services provider partner and a geo-redundant micro-data center location; and our own infrastructure and equipment. Collectively, this infrastructure, equipment, and capacity must be sufficiently robust to handle all of our customers’ web-traffic, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We (and our service providers) may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or our own infrastructure to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development over the past several years. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any current existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

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

Our business has been and could continue to be affected by general global economic and market conditions. Any downturn in the United States and worldwide economy could have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably leverage various forms of digital marketing technology and solutions, and/or the content we create, deliver and publish on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

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

Whether or not we have superior products, many of these current and potential future competitors have a longer operating histories in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as new, inexperienced or unproven. In addition, our existing and potential future competitors may be able to use their extensive resources to:

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

We have limited resources as a result of, among other things, significant restructuring and integration costs incurred in connection with prior acquisition activities. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, balance sheet, revenues, expenses or prospects.

Failure to achieve and maintain effective internal controls could limit our ability to detect and prevent fraud and thereby adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. Nevertheless, all internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our inability to maintain an effective control environment may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price. We have identified several material weaknesses in internal controls and have concluded in our 2017 and 2018 filings that our disclosure controls and procedures and internal controls over financial reporting were not effective at the reasonable assurance level.

Our controlling shareholder possesses controlling voting power with respect to our common stock and also holds voting preferred stock, which will limit your influence on corporate matters.

Our controlling shareholder, Slipstream Communications, LLC, has beneficial ownership of 6,402,983 shares of common stock, including common shares that are beneficially owned by an affiliate of Slipstream Communications named Slipstream Funding, LLC. These shares represent beneficial ownership of approximately 39.75% of our common stock (on an as-converted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties) as of December 31, 2018. As a result, Slipstream Funding has the ability to control our management and affairs through the election and removal of our entire Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250 million shares of capital stock, 50 million of which is undesignated preferred stock. Pursuant to authority granted by our Articles of Incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

Significant actual or perceived potential future issuance of our common stock could adversely affect the market price of our common stock. Generally, issuances of substantial amounts of common stock in the public market, and the availability of shares for future sale, could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial amount of time.

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

We do not plan to pay dividends on our common stock for the foreseeable future. Earnings of the business will be reinvested in future growth strategies or utilized to repay outstanding debt.

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

We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted. A failure to remain listed on Nasdaq could have a material adverse effect on the liquidity and price of our common stock.

Risks Related to Our Recently Completed Acquisition of Allure Global Solutions, Inc.

The loss of the services of certain key management personnel at Allure could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of certain key personnel from Allure’s senior management team. As we integrate and combine Allure with our business, the loss of key personnel at Allure could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. Allure does not maintain key-person insurance for members of its senior management team and we do not anticipate obtaining any such insurance after our acquisition of Allure.

We may be unable to successfully integrate Allure with our business, which could cause our business to suffer.

Our acquisition of Allure is significant, and we may be unable to successfully integrate and combine the operations, personnel and technology of Allure with our operations. If we fail to successfully manage the integration of Allure, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. The types of integration issues we face may include difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration process is likely to impose substantial demands on our management. Other challenges involved in integrating Allure with Creative Realities include, but are not limited to, the following:

●	retaining existing customers and strategic partners for each company;

●	retaining and integrating management and other key employees of the combined company;

●	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

●	effectively managing the diversion of management’s attention from business matters to integration issues;

●	combining product offerings and incorporating acquired software, technology and rights into the product offerings of the combined company effectively and quickly;

●	integrating sales efforts so that customers can do business easily with the combined company;

●	transitioning all facilities to a common information technology environment;

●	effectively offering products and services of Creative Realities and Allure to each other’s customers;

●	anticipating the market needs and achieving market acceptance of our products and services;

●	bringing together the companies’ marketing efforts so that the industry receives useful information about the combination and customers perceive value in the combined company’s products and services; and

●	developing and maintaining uniform standards, controls, procedures and policies.

There is no assurance that improved operating results will be achieved as a result of the Allure acquisition or that we successfully integrate the businesses of Allure in a timely manner, if at all.

We may not realize the growth opportunities that are anticipated from our acquisition of Allure.

The benefits we expect to achieve as a result of the Allure acquisition will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends largely on the successful integration of Allure’s business and operations with our business and operations. Even if we are able to integrate our business with Allure’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The Allure Acquisition may fail to achieve beneficial synergies.

We consummated the Allure Acquisition with the expectation that the acquisition will result in beneficial synergies, such as cost reductions and improving the stability of the combined company’s revenues. Achieving these anticipated synergies and benefits will depend largely on our success in integrating our existing business with Allure’s business. Potential risks from an unsuccessful integration include:

●	The potential disruption of the combined company’s ongoing business and distraction of management;

●	The risk that the customers of Creative Realities or Allure may defer purchasing decisions due to disagreements with the combined company on its strategic direction and product initiatives;

●	the risk that Allure’s customers abandon or reject products offered by the combined company after the acquisition, including Allure products that are integrated into Creative Realities’ business, such as additional software products, hosting applications or installation services;

●	The risk that it may be more difficult to retain key management, marketing, and technical personnel after the acquisition;

●	The risk that costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

●	The risk that the combined company cannot increase sales of its product; and

●	The risk that integrating and changing the businesses will impair Creative Realities’ and Allure’s relationships with their customers and business partners.

●	effectively offering products and services of Creative Realities and Allure to each other’s customers;

●	anticipating the market needs and achieving market acceptance of our products and services;

●	bringing together the companies’ marketing efforts so that the industry receives useful information about the acquisition and customers perceive value in the combined company’s products and services; and

●	developing and maintaining uniform standards, controls, procedures and policies.

Even if the two companies are able to integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could adversely affect the business, results of operations and financial condition of the combined company.

The assumption of unknown liabilities in the Allure acquisition may harm our financial condition and results of operations.

Because we acquired all of the capital stock of Allure, we are obtaining ownership of Allure subject to all of its liabilities, including contingent and unknown liabilities. Although the Purchase Agreement includes representations and warranties and indemnity covenants from the seller of Allure that may offer us some contractual remedies for breaches or certain other undisclosed or unknown liabilities, there are limitations and conditions to our ability to recoup any liabilities, and there may be other unknown obligations for which we have no contractual remedy. In such a case, our business could be materially and adversely affected. We may learn additional information about Allure’s business that adversely affects us, such as the existence of unknown liabilities, or issues that could affect our ability to comply with applicable laws. If Allure’s liabilities are greater than expected, or if there are material obligations of which we do not become aware until after the acquisition or we have no recourse against the Seller, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We have incurred and will continue to incur significant transaction and integration costs in connection with the Allure Acquisition.

We have incurred significant costs associated with completing the Allure Acquisition, and expect to incur additional significant costs integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be achieved in the near term, or at all.

The variable sales cycle of some of the combined company’s products will likely make it difficult to predict operating results.

Our revenues in any quarter depend substantially upon contracts signed and the related shipment and installation or delivery of hardware and software products in that quarter. It is therefore difficult for us to accurately predict revenues and this difficulty also will affect the combined company. It is difficult to forecast the timing of large individual hardware and software sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with our products that could result in the deferral of some or all of the revenue to future periods.

Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated or not at all. If the combined company receives any significant cancellation or deferral of customer orders, or it is unable to conclude license negotiations by the end of a fiscal quarter, its operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for it to predict quarterly results in the future, and could negatively impact the combined company’s business, operating results and financial condition for an indefinite period of time.

ITEM 2	PROPERTIES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223. There, we have approximately 17,500 square-feet of office space and 6,500 square-feet of warehouse space, which we believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $18 and escalates 1% annually through the end of the lease term in January 2024. The corporate phone number is (502) 791-8800.

We lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease through June 30, 2018 with a monthly rental of $6 CAD per month.

We lease office space of approximately 11,000 square feet to support our Atlanta operations at a facility known as Embassy Row 400 and having as its street address 6600 Peachtree Dunwoody Road, Atlanta, Georgia 30328. This property is under lease until September 30, 2020 with a monthly rental of $20 and escalates to $22 through the end of the lease term.

We also lease 3,650 square feet of office space in Dallas, Texas, and 4,100 square feet of office space and 5,100 square feet of warehouse space in El Segunda California for monthly lease payments of $4 and $4 per month which have lease terms ending on December 31, 2021 and June 30, 2019, respectively.

ITEM 3	LEGAL PROCEEDINGS

Litigation

We are involved in certain legal claims and proceedings incidental to our business, including customer bankruptcy and employment-related matters from time to time, and other legal matters that arise in the normal course of business as described in Note 10 to the Company’s financial statements, Commitments and Contingencies. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged.

While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Market Information

Our common stock is listed for trading on the Nasdaq Capital Markets (“Nasdaq”) under the symbol “CREX”. Trading of our common stock on Nasdaq commenced on November 19, 2018. Prior to November 19, 2018, our common stock was listed for trading on the OTC Bulletin Board, the “OTCQX,” under the symbol “CREX.” The transfer agent and registrar for our common stock is Computershare Limited, 401 2nd Avenue North, Minneapolis, Minnesota 55401.

Shareholders

As of March 1, 2019, we had 424 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor. Prior to the conversion of all outstanding Series A Convertible Preferred Stock on November 19, 2018, we have previously paid dividends to the holders of Series A Convertible Preferred Stock, satisfied through the issuance of preferred and common stock. Our future dividend policy is subject to the sole discretion of our Board of Directors and will depend upon a number of factors, including future earnings, capital requirements and our financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2018, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by stockholders	None	(1)	N/A	None
Equity compensation plans not approved by stockholders	288,860		$8.59	17,723,326

(1)	All shares reflected in the table are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan.

Recent Sales of Unregistered Securities

During 2018, accredited investors converted 128,754 shares of Series A Convertible Preferred Stock for 16,339 shares of common stock at the conversion rate of $7.65 per share, excluding the impact of the conversion completed in conjunction with the Public Offering, in which an additional 5,535,192 shares of Series A Convertible Preferred Stock were converted into an aggregate 1,846,928 shares of common stock inclusive of the one-time incentive shares issued.

During 2017, accredited investors converted 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock for 293,571 shares of common stock at the conversion rate of $7.65 per share. During 2016, accredited investors converted 307,500 shares of Convertible Preferred Stock for 40,199 shares of common stock. For these issuances, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that all the investors were accredited investors. The Company and the investors entered into registration rights agreements requiring Creative Realities to register under the Securities Act of 1933 the resale of the shares of common stock issuable upon conversion of the secured notes and upon exercise of the warrants.

In April 2018, we entered into a $1,100 secured revolving promissory note. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of common stock at a per share price of $7.65 (subject to adjustment), all pursuant to a securities purchase agreement. The fair value of the warrants was $543. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

In January 2018, we entered into a $1,000 secured revolving promissory note. In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of common stock at a per-share price of $8.10 (subject to adjustment), all pursuant to a securities purchase agreement. The fair value of the warrants was $266. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

In November 2017, in connection with the extension of the maturity date of our term loan, we issued the lender a five-year warrant to purchase up to 196,079 shares of common stock at a per-share price of $8.40 (subject to adjustment). The fair value of the warrants on the issuance date was $1,000. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

In August 2017, in connection with the extension of the maturity date of our term loan, we issued to the lender a five-year warrant to purchase up to 196,079 shares of common stock at a per-share price of $8.40 (subject to adjustment). The fair value of the warrants on the issuance date was $1,241. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

In December 2016, we entered into a $1.0 million secured revolving promissory note. In connection with the loan, we issued the lender a five-year warrant to purchase up to 51,416 shares of common stock at a per-share price of $8.40 (subject to adjustment), all pursuant to a securities purchase agreement. The fair value of the warrants on the issuance date was $136. This note was repaid on January 12, 2017. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream under which we obtained a $3,000 term loan, with interest thereon at 8% per annum, maturing on August 17, 2018. In connection with the loan, we issued the lender a five-year warrant to purchase up to 196,079 shares of Creative Realities’ common stock at a per share price of $8.40 (subject to adjustment).

Share Repurchase Program

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 166,667 shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  No shares were repurchased by the Company during 2018. During the fourth quarter of 2017, 39,533 shares of common stock were repurchased at an aggregate price of $149 and were immediately cancelled, as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-October 31, 2017
November 1-November 30, 2017	39,533	3.795	39,533
December 1-December 31, 2017
Total	39,533		39,533	127,134

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to a broad range of companies, individual brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies across 18 vertical markets, as well as the related media management and distribution software platforms and networks, device and content management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems; content creation, production and scheduling programs and systems; a comprehensive series of recurring maintenance, support, and field service offerings; interactive digital shopping assistants, advisors and kiosks; and, other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc. a Canadian corporation and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

We generate revenue in our business by:

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

These activities generate revenue through: bundled-solution sales; consulting services, experience design, content development and production, software development, engineering, implementation, and field services; software license fees; and maintenance and support services related to our software, managed systems and solutions.

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

On January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Under this method, we concluded that the cumulative effect of applying this guidance was not material to the financial statements and no adjustment to the opening balance of accumulated deficit was required on the adoption date.

Under ASC 606, we account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the identified performance obligations

●	Recognize revenue when, or as, we satisfy our performance obligations

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach.

We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. We receive variable consideration in very few instances.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, except for the payment agreement entered on August 14, 2018 with 33 Degrees Convenience Connect, Inc., outlined within Note 11, as payment is due at or shortly after the time of the sale. Observable prices are used to determine the stand-alone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

Deferred contract acquisition costs were evaluated for inclusion in other assets; however, we elected to use the practical expedient for recording an immediate expense for those incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

We provide innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

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

Installation services

We perform outsourced installation services for customers and recognize revenue upon completion of the installations.

When system hardware sales include installation services that we must perform, the goods and services in the contract are not distinct, so the arrangement is accounted for as a single performance obligation. Our customers control the work-in-process and can make changes to the design specifications over the contract term. Revenues are recognized over time as the installation services are completed based on the relative portion of labor hours completed as a percentage of the budgeted hours for the installation.

Software design and development services

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically.

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. We account for revenue from these services in accordance with ASC 985 Software and recognize revenue ratably over the performance period.

Maintenance and support services

We sell support services that include access to technical support personnel for software and hardware troubleshooting. We offer a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. These contracts are generally 12-36 months in length. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

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

We also perform time and materials-based maintenance and repair work for customers. Revenue is recognized at a point in time when the performance obligation has been fully satisfied.

In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result of our analysis, we did not identify any components of our revenue transactions requiring reclassification between gross and net presentation.

Accounts Receivable

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

Approximately 30% or $1,933 of our accounts receivable at December 31, 2018 is from a related party (see Note 9 in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Rerport).

Goodwill and Intangible Assets

Goodwill is evaluated for impairment annually as of September 30 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have no indefinite-lived intangible assets. We test goodwill for impairment by comparing the book value to the fair value at the reporting unit level. We have only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The fair value of the reporting unit is determined by using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. We use these same expectations in other valuation models throughout the business. In addition to the discounted cash flow analysis, we utilize a leveraged buy-out model, trading comps and market capitalization to ultimately determine an estimated fair value of our reporting unit based on weighted average calculations from these models. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

In addition, our market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if our market capitalization falls below its book value. If this situation occurs, we will perform the required detailed analysis to determine if there is impairment.

We have not made any material changes in our reporting units or the accounting methodology we used to assess impairment of goodwill since September 30, 2018. We updated our goodwill analysis as of December 31, 2018 using actual fourth quarter 2018 results and updated projected 2019 results and concluded no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 - 7
Trademark	5
Customer relationships	15

Intangible assets are evaluated for impairment if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. There were no indicators of impairment identified in 2018 and no impairments were recorded for the years ended December 31, 2018 or 2017.

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

We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

As of December 31, 2018 and 2017, a full valuation allowance is recorded against our deferred tax assets to reduce the consolidated deferred tax asset to zero. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of those instruments. The fair value of the warrant liabilities is calculated using a Black-Scholes model, which approximates a binomial model due to probability factors used to determine the fair value. The calculation of this liability is based on Level 3 inputs. See Notes 6 and 14 for further discussion on the valuation of warrant liabilities.

Impact of Recently Issued Accounting Pronouncements

Refer to Note 3, “Recently Issued Accounting Pronouncements,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Years Ended
	December 31,		Change
	2018	2017	Dollars	%
Sales	$22,475	$17,698	$4,777	27%
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,252	10,309	1,943	19%
Gross profit	10,223	7,389	2,834	38%

Sales and marketing expenses	2,075	2,078	(3)	0%
Research and development expenses	1,257	991	266	27%
General and administrative expenses	9,714	6,944	2,770	40%
Depreciation and amortization expense	1,185	1,505	(320)	-21%
ConeXus acquisition stock issuance expense	-	1,971	(1,971)	-100%
Lease termination expense	474	-	474	100%
Total operating expenses	14,705	13,489	1,216	9%
Operating loss	(4,482)	(6,100)	1,618	-27%
Other income (expenses):
Interest expense	(2,606)	(1,610)	(996)	62%
Change in fair value of warrant liability	837	(153)	990	-647%
Gain on settlement of debt	294	872	(578)	-66%
Debt conversion expense	(5,055)	-	(5,055)	100%
Other income	(6)	2	(8)	-400%
Total other income / (expense)	(6,536)	(889)	(5,647)	635%
Net loss before income taxes	(11,018)	(6,989)	(4,029)	58%
Benefit/(provision) from income taxes	398	39	359	921%
Net loss	$(10,620)	$(6,950)	$(3,670)	53%
Dividends on preferred stock	345	-	345	100%
Preferred stock conversion expense	3,932	-	3,932	100%
Net loss attributable to common shareholders	$(14,897)	$(6,950)	$(7,947)	114%

Sales

Sales increased by $4,777 or 27% in 2018 compared to 2017 driven by (i) an increase in aggregate revenue of $2,923 from our four largest customers in 2017, (ii) approximately $922 from new customers, (iii) incremental revenue from Allure customers of $601 for the six-weeks ended December 31, 2018, and (iv) broadening our sales within existing customer relationships.

Gross Profit

Gross profit margin on a percentage basis increased to 45% in 2018 from 42% in 2017, and increased by $2,834 in absolute dollars during the same period. The increase in gross profit margin percentage and increase in absolute dollars is primarily the result of increased services revenue which has a higher average gross margin percentage, combined with the contribution of approximately $312 in gross margin, at approximately 52% gross margin percent, from the Allure business for period between the acquisition date and December 31, 2018.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses remained effectively flat, decreasing by $3 or 0% in 2018 compared to 2017, inclusive of approximately $35 in incremental expenses from Allure for the period between the acquisition date and December 31, 2018.

Research and Development Expenses

Research and development expenses increased 27% to $1,257 in 2018 from $991 in 2017 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months, including further development of the content management system application acquired by the Company as part of the acquisition of Allure in November 2018. Allure contributed approximately $31 in the period between the acquisition date and December 31, 2018.

General and Administrative Expenses

Total general and administrative expenses increased 40% to $9,714 in 2018 from $6,944 in 2017, an increase of $2,770. The primary drivers of this increase were (i) $1,000 of compensation expense related to shares of common stock granted to our current CEO, (ii) $710 of one-time transaction expenses incurred in execution of the Company’s close on the acquisition of Allure, (iii) $385 of severance costs recorded related to a reduction-in-force following acquisition of Allure, (iv) $174 of general and administrative expenses incurred by Allure in the six weeks ended December 31, 2018, which had no comparable expense in 2017, and (v) $30 of retention expense recorded post-acquisition of Allure in connection with the acquired retention liability. Exclusive of these non-recurring expenses, total general and administrative expenses for the year increased by $$471 in the period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased 21% to $1,185 in 2018 from $1,505 in 2017 driven by a combination of legacy Company recorded tangible and intangible assets reaching the end of their depreciable lives during the period and partially offset by $60 of depreciation and amortization recorded for assets acquired in the Allure Acquisition for the period between the acquisition date and December 31, 2018.

Interest Expense

See Note 9 to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the Consolidated Financial Statements for a discussion of the Company’s non-cash change in Warrant Liability.

Lease Termination Expense and Gain on Settlement of Obligations

In September 2018, the Company settled and/or wrote off obligations of $219 for $50 cash payment and recognized a gain of $169. This obligation included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company. In December 2018, the Company settled and/or wrote off obligations of $94 for $8 cash payment and recognized a gain of $86.

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004, which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39.

During 2017, the Company settled and/or wrote off debt of $1,159 for $288 cash payment and recognized a gain of $872. This debt included $693 of accounts payables previously recorded by our dissolved subsidiary Broadcast International, Inc., as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

Debt Conversion Expense

The Company recorded debt conversion expense of $5,055 in connection with issuance of incentive shares issued upon conversion of the convertible promissory notes into common stock on November 19, 2018 in conjunction with the Public Offering. See Note 9 to the Consolidated Financial Statements. There was no such corresponding activity and expense in 2017.

Preferred Stock Conversion Expense

The Company recorded preferred stock conversion expense of $3,932, which is reflected as a loss to common shareholders, in connection with issuance of incentive shares issued upon conversion of the Series A preferred stock into common stock on November 19, 2018 in conjunction with the Public Offering. See Note 13 to the Consolidated Financial Statements. There was no such corresponding activity and expense in 2017.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s annual and quarterly financial statements:

Quarters ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net sales	$5,229	$6,001	$7,179	$4,066
Cost of sales	3,346	2,260	4,089	2,557
Gross profit	1,883	3,741	3,090	1,509
Operating expenses, excluding depreciation and amortization	3,827	3,919	2,773	3,001
Depreciation/amortization	204	330	324	327
Operating (loss)/income	(2,148)	(508)	(7)	(1,819)
Other expenses/(income)	4,744	370	605	419
Net (loss)/income	$(6,892)	$(878)	$(612)	$(2,238)

Quarters ended	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net sales	$4,136	$3,575	$3,568	$6,419
Cost of sales	2,636	2,157	1,944	3,572
Gross profit	1,500	1,418	1,624	2,847
Operating expenses, excluding depreciation and amortization	2,793	4,631	2,238	2,322
Depreciation/amortization	321	374	408	402
Operating (loss)/income	(1,614)	(3,587)	(1,022)	123
Other expenses/(income)	(177)	679	717	(369)
Net (loss)/income	$(1,437)	$(4,266)	$(1,739)	$492

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

	December 31,	September 30,	June 30,	March 31,
Quarters ended	2018	2018	2018	2018
GAAP net loss	$(6,892)	$(878)	$(612)	$(2,238)
Interest expense:
Amortization of debt discount	447	415	487	345
Other interest	145	273	265	229
Depreciation/amortization	311	330	437	391
Income tax expense/(benefit)	(214)	(128)	(102)	46
EBITDA	$(6,203)	$12	$475	$(1,227)
Adjustments
Change in warrant liability	(602)	(27)	(11)	(197)
Gain on settlement of obligations	(86)	(169)	(39)	-
Lease termination expense	-	-	-	474
Debt conversion expense	5,055	-	-	-
CEO share grant compensation expense	-	1,000	-	-
Severance charges	385	-	-	-
Deal & transaction costs	710	-	-	-
Other expense/(income)	(1)	6	5	(4)
Adjusted EBITDA	$(742)	$822	$430	$(954)

Liquidity and Capital Resources

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. As of December 31, 2018, we had cash and cash equivalents of $2,718 and a working capital deficit of $2,645.

On November 9, 2018, Slipstream extended the maturity date of our term loan and revolving loan to August 16, 2020. Our intent is to refinance our term loan and revolving loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans, (ii) our operational forecast through 2019, and (iii) the execution of our planned capital raise, we can continue as a going concern through at least March 31, 2020. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2020. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2018, we had an accumulated deficit of $36,851. The cash flows used in / provided by operating activities was $(1,564) and $655 for the years ended December 31, 2018 and 2017, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses of $(10,620) and $(6,950) for the years ended December 31, 2018 and 2017, respectively. Included in our net losses were non-cash charges consisting of depreciation, amortization of debt discount related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, stock-based compensation, stock issuance expenses related to the Allure acquisition, settlement of lease termination, settlement of vendor obligations, and changes in the allowance for doubtful accounts totaling $2,696 and $4,669 for the years ended December 31, 2018 and 2017, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 was $(6,582) compared to $569 during 2017. The increase in cash used in investing activities is primarily due to completion of our acquisition of Allure during the period, partially offset by the loss recorded on conversion of related party promissory notes. We currently do not have any material commitments for capital expenditures as of December 31, 2018, nor do we anticipate any significant expenditures for investing in 2019.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 was $9,861 compared to net cash used in financing activities during the year ended December 31, 2017 of $435. The increase was driven by loans from a related party, net of repayments made, and completion of our public offering in November 2018.

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2018 at the reasonable assurance level due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of December 31, 2018 and that material weaknesses exist including: (1) a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis and (2) upon adoption of ASC 606 Revenue from Contracts with Customers, the lack of effective design and implementation of related reporting and disclosure controls.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has implemented certain practices and procedures to address the foregoing deficiencies, including (i) hiring of new accounting personnel, (ii) transition of oversight of financial reporting to a new principal financial officer, and (iii) formal establishment of an Audit Committee of the Board of Directors. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting and has a plan in place to complete the remediation of the foregoing deficiencies during 2019.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a “smaller reporting company” under applicable laws, to provide only management’s report in its annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Alec Machiels (Chairman), Richard Mills (CEO), David Bell, Donald Harris, and Joseph Manko. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Alec Machiels	45	Director (Chairman)
David Bell	74	Director
Donald A. Harris	66	Director
Richard Mills	63	Chief Executive Officer and Director
Joseph Manko	53	Director
Will Logan	34	Chief Financial Officer

The biographies of the above-identified individuals are set forth below:

Alec Machiels is a Partner at Pegasus Capital Advisors, L.P., a private equity fund manager, and joined our Board of Directors in August 2014 in connection with our acquisition of Creative Realities, LLC. Mr. Machiels is a member of the Executive, Investment and Sustainability Committees, as well as the co-chair of the Energy and Wellness Committees at Pegasus Capital Advisors, L.P.  He has over 17 years of private equity investing and investment banking experience.  Previously, Mr. Machiels was a Financial Analyst in the Financial Services Group at Goldman Sachs International in London and in the Private Equity Group at Goldman Sachs and Co. in New York.  Investments in which he has been highly involved in include Molycorp Minerals, Traxys, Pure Biofuels, Olympus, Slipstream Communications, Coffeyville Resources and Merisant Company.  Mr. Machiels previously served on the board of Pure Biofuels from 2012-2018 and currently serves on the boards of Olympus, Slipstream Communications, NSI, and Valogix.  He was also a member of the Board of Trustees of the American Federation of Arts and Chair of its Endowment Committee 2011- 2013.  Mr. Machiels also co-founded Potentia Pharmaceuticals and Apellis Pharmaceuticals – two biotechnology companies in the complement immunotherapy space – as well as Revon Systems, a healthcare IT company.  Mr. Machiels is a graduate of Harvard Business School, KU Leuven Law School in Belgium and Konstanz University in Germany.

David Bell joined our Board of Directors in August 2014 in connection with our acquisition of Creative Realities, LLC. Mr. Bell brings over 40 years of advertising and marketing industry experience to the board, including serving as CEO of three of the largest companies in the industry–Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Since 2007, Mr. Bell has led Slipstream Communications, LLC which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. Mr. Bell previously served as an Operating Advisor at Pegasus Capital Advisors. He is currently a Senior Advisor to AOL and has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell served as an independent director on the Board of Directors of Time, Inc. from June 2014 to January 2018.

Donald A. Harris was appointed to our Board of Directors in August 2014 in connection with our acquisition of Broadcast International, Inc. He has been President of 1162 Management, and the General Partner of 5 Star Partnership, a private equity firm, since June 2006. Mr. Harris has been President and Chief Executive Officer of UbiquiTel Inc., a telecommunications company organized by Mr. Harris and other investors, since its inception in September 1999 and also its Chairman since May 2000. Mr. Harris served as the President of Comcast Cellular Communications Inc. from March 1992 to March 1997. Mr. Harris received a Bachelor of Science degree from the United States Military Academy and an MBA from Columbia University. Mr. Harris’s experience in the telecommunications industry and his association with private equity funding is valuable to the Company.

Richard Mills is currently our Chief Executive Officer and a member of our Board of Directors. Mr. Mills possesses over 32 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by Creative Realities as reported herein. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

Joseph Manko is an experienced Board member and Senior Principal in Horton Capital Management LLC, the investment manager for the Horton Capital Partners Fund, LP (“Horton Fund”), and significant shareholder in the Company. Mr. Manko was appointed to our Board in 2018. Mr. Manko has over 20 years of investment experience in the asset management, investment banking, private equity and corporate securities markets, including senior roles at Deutsche Bank in London and Merrill Lynch in Hong Kong. Prior to founding the Horton Fund, Mr. Manko was a Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited. Mr. Manko began his career as a corporate finance attorney at Skadden, Arps, Slate, Meagher & Flom and earned both his B.A. and Juris Doctorate from the University of Pennsylvania.

Will Logan joined the Company as VP of Finance in November 2017 and was promoted to the position of Chief Financial Officer effective May 16, 2018. From January 2007 until November 2017, Mr. Logan was employed by Ernst & Young in the assurance services group where he primarily served large public companies, including a two-year international rotation in London, UK in the asset management practice. He brings over ten years of experience in SEC reporting, technical accounting matters and Sarbanes-Oxley compliance expertise as well as expertise in initial public offerings, acquisitions and integration. He has B.A. degrees in Accounting and Economics from Bellarmine University and is a Certified Public Accountant.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Machiels, the Board of Directors considered his background and experience with the private investing market and his long-standing oversight of the Creative Realities business during such time as it was wholly owned by Pegasus Capital. With regard to Mr. Bell, the Board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. With regard to Mr. Mills, the Board of Directors considered his extensive background and experience in the industry. With regard to Mr. Manko, the Board of Directors considered his legal and corporate finance background and prior experience on boards of directors. Finally, with regard to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors.

The Board of Directors has determined that there are presently three “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris and Manko.

The Board of Directors has determined that at least one member of the board, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above, which includes past employment experience in finance and through various Director roles at public companies, including experience on the Audit Committee for other publicly traded companies. Mr. Bell is deemed to be independent of the Company. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

Board Committees

Our Board of Directors has created a standing Compensation Committee and Audit Committee. Messrs. Bell, Harris and Manko serve on each of those committees. In the case of the Compensation Committee, Mr. Manko serves as chair, and in the case of the Audit Committee, Mr. Bell serves as chair. The Board of Directors has determined that at least one member of the board’s Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above. Mr. Bell, Mr. Harris and Mr. Manko qualify as “independent” member of the board as described above. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements.

The Board of Directors has not created a separate committee for nomination or corporate governance. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. Nevertheless, nominees to serve as directors on our Board of Directors are selected by those directors on our board who are independent.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2018 and written representations from such persons that no other reports were required, all applicable Section 16(a) filing requirements were timely met except as follows: Richard Mills failed to timely file a report relating to the issuance of shares to him by the Company in connection with the Second Amendment to Agreement and Plan of Merger and Reorganization and Waiver, which agreement is an exhibit to this Annual Report on Form 10-K.

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

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2018 and 2017:

Name and Principal Position (a)	Years	Salary ($) (b)	Bonus ($)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2018	330,000	-	413,332	-	-	-	743,332
Chief Executive Officer and Director	2017	270,000	-	-	-	-	-	270,000

Will Logan	2018	156,000	-	-	76,410	-	-	232,410
Chief Financial Officer	2017	24,000	-	-	92,587	-	-	116,587

John Walpuck	2018	240,000	-	-	-	-	-	240,000
Chief Operating Officer	2017	240,000	-	-	-	-	-	240,000

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Walpuck joined the Company effective May 2014. Mr. Logan joined the Company effective November 2017.

(b)	In the case of Mr. Logan, represents his prorated annual base salary of $156,000. Mr. Logan joined the Company on November 6, 2017.

(c)	On September 20, 2018, the Compensation Committee of the Board of Directors (1) adjusted the salary of Mr. Mills, CEO, to $330,000 annually, retroactive to January 1, 2018 and (2) granted 166,667 shares of common stock to Mr. Mills, CEO as compensation for his performance and direction of the Company since taking over as CEO in October 2015, 33,334 of which have been granted but are subject to certain performance requirements. These shares have been reflected as outstanding as of December 31, 2018. The chart above reflects the fair value of the unrestricted shares received by Mr. Mills on the date the shares were formally issued, December 19, 2018.

(d)	Represents the grant date fair value based on the Black-Scholes value determined as of November 6, 2017 and September 20, 2018, the respective grant dates.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2018:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number		Market value
	Securities		Underlying				of shares		of shares
	Underlying		Unexercised				or units of		or units of
	Unexercised		Options		Option		stock		stock
	Options		(#)		Exercise	Option	that has		that have
	(#)		Non-		Price	Expiration	not vested		not vested
Name	Exercisable		Exercisable		($)	Date	(#)		($)
John Walpuck	9,000	(b)	-		$19.50	5/29/2024	-		-
	1,667	(b)	-		$13.50	8/18/2024	-		-
	16,023	(c)	-		$13.50	10/9/2024	-		-
	48,315	(c)	-		$9.60	1/22/2025	-		-
	35,663	(c)	-		$5.70	11/20/2025	-		-

Richard Mills	-		-		-	-	33,334	(d)	76,002(d)

Will Logan	4,792	(e)	14,375	(e)	$8.70	11/6/2027	-		-
	-		16,667	(f)	$7.50	9/20/2028	-		-

(a)	Represents shares issuable upon the exercise of stock options granted under our Amended and Restated 2006 Equity Incentive Plan or our 2014 Stock Incentive Plan.

(b)	These stock options became fully exercisable upon the effectiveness of the Company’s merger transaction with Creative Realities, LLC.

(c)	These stock options became fully exercisable in conjunction with the separation agreement executed between Mr. Walpuck and the Company effective December 31, 2018.

(d)	On September 20, 2018, the Compensation Committee of the Board of Directors granted 166,667 shares of common stock to Mr. Mills, CEO as compensation for his performance and direction of the Company since taking over as CEO in October 2015, 33,334 of which have been granted and are deemed vested but are subject to certain performance requirements. These shares have been reflected as outstanding as of December 31, 2018. The chart above reflects the fair value of the performance restricted shares granted to Mr. Mills as of December 31, 2018.

(e)	This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on November 6, 2018, with additional increments of 25 percent becoming exercisable annually thereafter.

(f)	This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on September 20, 2019, with additional increments of 25 percent becoming exercisable annually thereafter.

Director Compensation Table

Non-employee directors received no compensation during 2018 and 2017.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of December 31, 2018, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock

●	each current director

●	each executive officer of the Company and other persons identified as a named executive in this Annual Report on Form 10-K, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 13100 Magisterial Drive, Suite 100, Louisville, KY 40223, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	1,011,666	9.44%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	6,402,983	39.75%
Horton Capital Partners Fund, L.P. [4]	685,215	6.59%
Joseph Manko [5]	0	*
John Walpuck [6]	110,668	1.13%
Donald A. Harris [7]	110,031	1.12%
Alec Machiels [8]	0	*
David Bell [9]	0	*
Richard Mills [10]	765,833	7.31%
Will Logan [11]	10,860	*
All current executive officers and directors as a group [12]	997,392	9.32%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member, and may deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. See table footnote 3 for further information regarding Slipstream Communications, LLC. The share figure includes 59,301 shares of common stock issuable upon exercise of an outstanding warrant issued to the shareholder in connection with our merger transaction with Creative Realities, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC may be deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. Slipstream Communications, LLC (“Slipstream Communications”) is the sole member of Slipstream Funding, LLC (“Slipstream Funding”). BCOM Holdings, LP (“BCOM Holdings”) is the managing member of Slipstream Communications. BCOM GP LLC (“BCOM GP”) is the general partner of BCOM Holdings. Business Services Holdings, LLC (“Business Services Holdings”) is the sole member of BCOM GP. PP IV BSH, LLC (“PP IV BSH”), Pegasus Investors IV, L.P. (“Pegasus Investors”) and Pegasus Partners IV (AIV), L.P. (“Pegasus Partners (AIV)”) are the members of Business Services Holdings. Pegasus Partners IV, L.P. (“Pegasus Partners”) is the sole member of PP IV BSH. Pegasus Investors IV, L.P. (“Pegasus Investors”) is the general partner of each of Pegasus Partners (AIV) and Pegasus Partners and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors GP”) is the general partner of Pegasus Investors. Pegasus Investors GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut. The share figure includes the 952,365 shares of common stock and 59,301 common shares issuable upon exercise of an outstanding warrant, issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 2,164,373 common shares purchasable upon exercise of outstanding warrants issued to and held by Slipstream Communications, LLC.

(4)	Includes 198,804 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by Horton Capital Partners Fund, LP contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(5)	Mr. Manko is a director of the Company. As outlined in footnote 4 above, investment and voting power over shares held by HCPF may be deemed to be directly or indirectly controlled by Joseph M. Manko, Jr.

(6)	Mr. Walpuck is our former Chief Operating Officer. Shares reflected in the table are common shares issuable upon exercise of vested options.

(7)	Mr. Harris is a director of the Company. Share figure includes 23,119 shares purchasable upon the exercise of outstanding warrants.

(8)	Mr. Machiels is a director of the Company.

(9)	Mr. Bell is a director of the Company.

(10)	Mr. Mills is a director of the Company and Chief Executive Officer. Includes 756,904 common shares and 8,929 common shares purchasable upon exercise of outstanding warrants, each held by RFK Communications, LLC. The warrants to purchase shares held by RFK Communications, LLC contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(11)	Mr. Logan is the Chief Financial Officer of the Company.

(12)	Includes Messrs. Walpuck, Harris, Machiels, Bell, Mills, Manko and Logan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Agreements

We employ Richard Mills as our Chief Executive Officer. Mr. Mills’ employment agreement is effective for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $270,000 subject to annual increases but generally not subject to decreases, and includes provisions for the right to receive up to 4,951,557 performance shares of common stock in connection with a series of performance-based requirements. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Mills’ employment, Mr. Mills will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment (the current term of Mr. Mills’ employment is beyond the one-year anniversary), the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

We employ John Walpuck as our Chief Operating Officer until March 13, 2019. Effective March 13, 2019, the Board of Directors of the Company removed John Walpuck as Chief Operating Officer. Mr. Walpuck and the Company agreed to a transition of Mr. Walpuck’s duties commencing January 31, 2019. Mr. Walpuck began consulting for the Company commencing February 1, 2019, and such services will end May 1, 2019. Mr. Walpuck will be paid $100 per hour, with a maximum of 80 hours each month during the term. Pursuant to the terms of Mr. Walpuck’s employment agreement, Mr. Walpuck is receiving a total of $220,000 in severance payments in even monthly installments through December 2019. The Company agreed to fully vest all stock options of Mr. Walpuck, such options do not terminate as a result of Mr. Walpuck’s termination of employment and remain exercisable throughout the term of the options.

Independence

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. The Board believes the engagement of all directors in this function is important at this time in the Company’s development in light of the Company’s recent acquisition activities.

The Board of Directors has determined that there are presently three “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris and Manko.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following table presents fees for audit and other services provided by EisnerAmper LLP for 2018 and 2017. Fees for tax services were provided by Ernst & Young, LLP beginning in the second quarter of 2018 and were provided by Eichen & Dimeglio, CPAs, PC in the first quarter of 2018 and for all periods in 2017. Fees to EisnerAmper LLP were as follows:

	2018	2017

Audit fees (a)	$254	$207
Audit related fees (b)	-	-
Tax fees (c)	-	-

	$254	$207

(a)	Audit fees for 2018 and 2017 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-1 and audit services provided in connection with other regulatory filings.

(b)	There were no audit-related fees.

(c)	There were no tax fees to EisnerAmper LLP. Tax fees to other service providers consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning of $55 and $53 for 2018 and 2017, respectively.

Our Board of Directors pre-approved the audit services rendered by EisnerAmper, LLP during 2018 and 2017 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 28, 2019.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer	March 28, 2019
Richard Mills

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 28, 2019
Will Logan	Principal Accounting Officer)

/s/ Alec Machiels	Chairman of the Board of Directors	March 28, 2019
Alec Machiels

/s/ David Bell	Director	March 28, 2019
David Bell

/s/ Donald Harris	Director	March 28, 2019
Donald Harris

/s/ Joseph Manko	Director	March 28, 2019
Joseph Manko

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2019

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,718	$1,003
Accounts receivable, net of allowance for doubtful accounts of $583 and $40, respectively	6,479	5,912
Unbilled receivables	1,202	77
Work-in-process and inventories	379	851
Prepaids and other current assets	1,581	1,030
Total current assets	12,359	8,873
Property and equipment, net	1,230	1,136
Intangibles, net	5,060	875
Goodwill	18,900	14,989
Other assets	179	172
TOTAL ASSETS	$37,728	$26,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,995	$2,017
Accrued expenses	3,847	2,689
Deferred revenues	6,454	6,721
Customer deposits	2,687	1,247
Warrant liability	21	-
Total current liabilities	15,004	12,674
Long-term related party loans payable, net of $1,031 and $1,916 discount, respectively	3,233	5,465
Long-term seller note payable	2,303	-
Warrant liability	-	858
Deferred tax liabilities	128	549
Other liabilities	239	220
TOTAL LIABILITIES	20,907	19,766

COMMITMENTS AND CONTINGENCIES
Convertible preferred stock, net of discount (liquidation preference of $0 and $5,692, respectively)	-	1,927

SHAREHOLDERS’ EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 9,725 and 2,753 shares issued and outstanding, respectively	97	28
Additional paid-in capital	53,575	30,555
Accumulated deficit	(36,851)	(26,231)
Total shareholders’ equity	16,821	4,352
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,728	$26,045

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2018	2017
Sales
Hardware	$6,981	$5,412
Services and other	15,494	12,286
Total sales	22,475	17,698

Cost of sales
Hardware	4,776	4,434
Services and other	7,476	5,875
Total cost of sales (exclusive of depreciation and amortization shown separately below)	12,252	10,309
Gross profit	10,223	7,389

Operating expenses:
Sales and marketing	2,075	2,078
Research and development	1,257	991
General and administrative	9,714	6,944
Depreciation and amortization	1,185	1,505
Acquisition expense	-	1,971
Lease termination expense	474	-
Total operating expenses	14,705	13,489
Operating loss	(4,482)	(6,100)

Other income (expenses):
Interest expense, including amortization of debt discount	(2,606)	(1,610)
Change in fair value of warrant liability	837	(153)
Gain on settlement of obligations and dissolution of Broadcast	294	872
Debt conversion expense	(5,055)	-
Other (expense)/income, net	(6)	2
Total other expense	(6,536)	(889)
Net (loss) before income taxes	(11,018)	(6,989)
Benefit from income taxes	398	39
Net (loss)	(10,620)	(6,950)
Dividends on preferred stock	345	246
Preferred stock conversion expense	3,932	-
Net (loss) attributable to common shareholders	$(14,897)	$(7,196)
Net (loss) per common share - basic and diluted	$(2.95)	$(2.86)
Net (loss) per common share attributable to common shareholders	$(4.14)	$(2.96)
Weighted average shares outstanding - basic and diluted	3,602	2,426

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2018 and 2017

(in thousands, except shares)

			Additional
	Common Stock		paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total
Balance as of December 31, 2016	2,221,669	$22	$23,739	$(19,281)	$4,480
Shares issued upon conversion of preferred stock	293,571	3	2,243	-	2,246
Additional shares issued for ConeXus purchase	187,713	2	1,969	-	1,971
Shares issued for services	65,360	1	499	-	500
Issuance of warrants with debt extension	-	-	2,216	-	2,216
Redemption and cancellation of shares under repurchase plan	(39,533)	(1)	(148)	-	(149)
Dividends on preferred stock	-	-	(246)	-	(246)
Common stock issued as dividend	23,962	1	(1)	-	-
Stock-based compensation	-	-	284	-	284
Net loss	-	-	-	(6,950)	6,950
Balance as of December 31, 2017	2,752,742	28	30,555	(26,231)	4,352

Shares issued upon conversion of preferred stock	16,339	-	125	-	125
Shares issued upon conversion of preferred stock in public offering	1,846,928	18	1,784	-	1,802
Shares issued upon conversion of promissory notes in public offering	2,039,152	20	10,031	-	10,051
Shares issued in public offering, net of expenses	2,857,142	29	8,890	-	8,919
Stock-based compensation from performance shares granted to CEO	166,667	2	998	-	1,000
Issuance of warrants with debt extension	-	-	809	-	809
Common stock issued as dividend	45,856	-	-	-	-
Stock-based compensation	-	-	383	-	383
Net loss	-	-	-	(10,620)	(10,620)
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2018	2017
Operating Activities:
Net loss	$(10,620)	$(6,950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,186	1,505
Amortization of debt discount	1,694	756
Stock-based compensation	1,383	284
Change in warrant liability	(837)	153
Allowance for doubtful accounts	(7)	-
ConeXus acquisition stock issuance expense	-	1,971
Non-cash interest expense on convertible notes	78	86
Non-cash interest expense on related party loans	58
Deferred tax benefit	(421)	(61)
Loss on conversion of related party promissory notes	5,055	-
Gain on obligation settlement	(294)	(872)
Changes to operating assets and liabilities, net of acquisition:	-
Accounts receivable and unbilled receivables	1,013	(1,749)
Inventories	613	(266)
Prepaid expenses and other current assets	(533)	(862)
Other non-current assets	-	(34)
Accounts payable	(98)	(390)
Deferred revenue	(543)	5,968
Accrued expenses	(248)	473
Customer deposits	938	641
Other non-current liabilities	19	2
Net cash (used in) provided by operating activities	(1,564)	655
Investing activities
Purchases of property and equipment	(308)	(569)
Acquisition of business, net of cash acquired	(6,274)	-
Net cash used in investing activities	(6,582)	(569)
Financing activities
Proceeds from common stock issuance, net of issuance costs	8,919	500
Proceeds of related party loans	2,100	-
Share repurchase and cancellation	-	(149)
Payment of related party loans	(1,158)	(786)
Net cash (used in) provided by financing activities	9,861	(435)
(Decrease)/increase in Cash and Cash Equivalents	1,715	(349)
Cash and Cash Equivalents, beginning of year	1,003	1,352
Cash and Cash Equivalents, end of year	$2,718	$1,003

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

All currency is rounded to the nearest thousands except share and per share amounts

NOTE 1: NATURE OF ORGANIZATION AND OPERATIONS

Unless the context otherwise indicates, references in these Notes to the accompanying consolidated financial statements to “we,” “us,” “our” and “the Company” refer to Creative Realities, Inc. and its subsidiaries.

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

On November 20, 2018, we closed on the Allure Acquisition. Allure, headquartered in Atlanta, Georgia. While the Allure Acquisition expanded our operations, geographical footprint and customer base and also enhanced our current product offerings, the core business of Allure is consistent with the operations of Creative Realties, Inc. and will not add new operating activities to our business.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., Creative Realities Canada, Inc., and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

Liquidity and Financial Condition

The accompanying consolidated financial statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. As of December 31, 2018, we had cash and cash equivalents of $2,718 and a working capital deficit of $2,645.

On November 9, 2018, Slipstream Communications, LLC, (“Slipstream”) a related party (see Note 9), extended the maturity date of our term loan and revolving loan to August 16, 2020. Our intent is to refinance our term loan and revolving loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans, (ii) our operational forecast through 2019, and (iii) the execution of our planned capital raise, we can continue as a going concern through at least March 31, 2020. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2020. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 to the Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Acquisitions

Acquisition of Allure Global Solutions, Inc.

On September 20, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Christie Digital Systems, Inc. (“Seller”) to acquire Allure, a wholly owned subsidiary of the Seller (the “Allure Acquisition”). Allure is an enterprise software development company providing software solutions, a suite of complementary services, and ongoing support for an array of digital media and POS solutions. Allure provides a wide range of products for the theatre, restaurant, convenience store, theme park, and retail spaces and works to create, develop, deploy, and maintain enterprise software solutions including those designed specifically to integrate, manage, and power ambient client-owned networks. Those networks manage data and marketing content that has been designed and proven to influence consumer purchase behavior. The Allure Acquisition closed on November 20, 2018.

Subject to the terms and conditions of the Purchase Agreement, upon the closing of the Allure Acquisition, we acquired ownership of all of Allure’s issued and outstanding capital shares in consideration for a total purchase price of approximately $8,450, subject to a post-closing working capital adjustment. Of this purchase price amount, we paid $6,300 in cash. Of the remaining purchase price amount, approximately $1,250 is to be paid to former management of Allure, and approximately $900 due from Allure to the Seller, under an existing Seller Note which was amended and restated for this reduced amount. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

The promissory note is convertible into shares of Creative Realities common stock, at the Seller’s option on or after the 180th day after issuance, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the promissory note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the Allure Acquisition. We will grant the Seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

The Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, wherein revenues from one specifically-named customer add only 70% of their gross value to the total, for any of (i) the 12-month period ending December 31, 2019, or (ii) any of the next following trailing 12-month periods ending on each of March 31, June 30, September 30 and December 31, 2020.

See Note 5 to the Consolidated Financial Statements for a further discussion of the Company’s Allure Acquisition.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-K and Article 3 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for annual financial reporting.

The consolidated financial statements include the accounts of Creative Realities, Inc., our wholly owned subsidiaries Allure, ConeXus World Global LLC, Creative Realities (Canada), Inc., and Creative Realities, LLC. All inter-company balances and transactions have been eliminated in consolidation, as applicable.

2.  Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted effective January 1, 2018, using the modified retrospective method. See further discussion of the impact of adoption and our revenue recognition policy in Note 4.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2018	2017
Raw materials, net of reserve of $207 and $10, respectively	$220	$719
Work-in-process	159	132
Total inventories	$379	$851

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 5,320,162 and 1,571,931 at December 31, 2018 and 2017, respectively were excluded from the computation of loss per share as they are anti-dilutive due to the net loss. Net loss attributable to common shareholders for the years ended December 31, 2018 and 2017 is after common stock dividends on Series A Convertible Preferred Stock (“preferred stock”) of $345 and $246, respectively, and a preferred stock conversion expense of $3,932 in 2018 as discussed further in Note 13.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of December 31, 2018 and 2017.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the years ended December 31, 2018 and 2017 (see Note 8).

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, recognition of revenue, valuation allowances related to deferred taxes, deferred revenue, the fair value of acquired assets and liabilities, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

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

10. Business Combinations

Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 5, “Business Combination” for a discussion of the accounting for the Allure Acquisition.

11. Property and Equipment

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

Property and equipment consist of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017

Equipment	$159	$1,700
Leasehold improvements	58	680
Purchased and developed software	1,758	1,516
Furniture and fixtures	82	439
Other depreciable assets	57	27
Total property and equipment	2,114	4,362
Less: accumulated depreciation and amortization	(884)	(3,226)
Net property and equipment	$1,230	$1,136

During 2018, we wrote-off fully depreciated property and equipment and the related accumulated depreciation of $3,628.

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned
Equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	5 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $391 and $345 for the years ended December 31, 2018 and 2017, respectively.

12. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $243 and $524 for the years ended December 31, 2018 and 2017, respectively. These software development costs include both enhancements and upgrades of our client based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. Topic 842 requires entities to recognize a right-of-use asset and a lease liability for substantially all leases, with the exception of short-term leases, and disclose key information about leasing arrangements for certain leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The Company will adopt the new standard effective January 1, 2019, using a modified retrospective approach. Under the modified retrospective approach, the Company will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date.

We plan to take advantage of the transition package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward our prior lease classifications under ASC 840 and our assessment on whether a contract is or contains a lease. We will also elect to combine lease and non-lease components for all asset classes and to keep leases with an initial term of 12 months or less off the balance sheet for select asset classes. We do not expect to elect the use of hindsight practical expedient.

The Company has designed new processes and controls, cataloged and entered its leases into a repository and evaluated its population of leased assets to assess the effect of the new guidance on the Company’s consolidated financial statements. We do not expect ASU 2016-02 to have a material impact on our annual operating results or cash flows. The most significant impact of adoption will be the recognition of right of use assets and lease liabilities on our balance sheet. We expect the right of use asset recorded, net of amounts reclassified from other assets and liabilities, as specified by the new lease guidance, will not be materially different than the lease liability, which will be based on the present value of the remaining minimum rental payments of approximately $2,315 using discount rates as of the effective date.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing the requirements to disclose: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) timing of recognizing transfers between levels within the fair value hierarchy; and (iii) valuation processes used for Level 3 fair value measurements. Additionally, the standard now requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. The adoption of this standard will solely impact the footnote disclosures in the Company’s consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We intend to adopt this first quarter of 2019 and do not expect any impact of this guidance on our consolidated financial statements.

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

The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the customer and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. The Company receives variable consideration in very few instances.

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

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the customers. Unbilled receivables are recorded as accounts receivable when the Company has an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when the Company invoices clients in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services, including technical help desk operations

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 were $52, $16 of which is included in unbilled receivables as of December 31, 2018. We expect to recognize the remainder in the three months ended March 31, 2019.

Software design and development services

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically.

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. We account for revenue from these services in accordance with ASC 985 Software and recognize revenue ratably over the performance period.

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

NOTE 5: BUSINESS COMBINATION

On November 20, 2018, the Company completed the Allure Acquisition. Pursuant to the Stock Purchase Agreement, the total purchase price was $8,450, which was primarily funded using cash from the Company’s public offering closed on November 19, 2018. The difference between the total purchase price and the net consideration transferred is driven by the cash acquired in the acquisition. The preliminary purchase price of Allure consisted of the following items:

(in thousands)	Consideration
Cash consideration for stock	$6,300	(1)
Payable to former Allure management	1,021	(2)
Seller note payable	900	(3)
Earnout liability	250	(4)
Total consideration	8,471
Cash acquired	(26)	(5)
Net consideration transferred	$8,445

(1)	Cash consideration for outstanding shares of Allure common stock per Stock Purchase Agreement.

(2)	Represents a payable due to two former members of the Allure management team for a total of $1,250 as a result of the acquisition; 30% due in November 2018 and 70% due in November 2019. The fair value of the payable as of the acquisition date was deemed to be $1,021.

(3)	Represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated for this amount through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the stock purchase agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller. The Seller Note thereby increased from $900 per the Stock Purchase Agreement to $2,303 at the opening balance sheet. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

(4)

The Stock Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement. The fair value of the earnout liability was determined to be $250 at the time of acquisition.

(5)	Represents the Allure cash balance acquired at acquisition.

The Company incurred $710 of direct transaction costs for the year ended December 31, 2018. These costs are included in general, administrative expense in the accompanying Consolidated Statement of Operations. In addition, the Company incurred $9 of incremental interest expense for the year ended December 31, 2018, representing interest on the Allure Amended and Restated Note for the period from November 20, 2018 to December 31, 2018.

The Company accounted for the Allure Acquisition using the acquisition method of accounting. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of November 20, 2018. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in thousands)	Total
Accounts receivable	$2,477
Unbilled receivables	221
Inventory	142
Prepaid expenses & other current assets	18
Property and equipment	177
Other assets	7
Identified intangible assets:
Definite-lived trade names	340
Developed technology	1,770
Customer relationships	2,870
Goodwill	3,911
Accounts payable	(331)
Accrued expenses	(975)
Customer deposits	(503)
Deferred revenues	(276)
Accounts payable converted into Seller Note	(1,403)
Net consideration transferred	$8,445

The preliminary fair value of the customer relationship intangible asset has been estimated using the income approach through a discounted cash flow analysis with the cash flow projections discounted using a rate of 26.0%. The cash flows are based on estimates used to price the Allure Acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

The definite-lived trade name represents the Allure brand name as marketed primarily in the sports & entertainment, large venue and quick service restaurant verticals of the digital signage industry. The Company applied the income approach through an excess earnings analysis to determine the preliminary fair value of the trade name asset. The Company identified this asset as definite-lived as opposed to indefinite-lived as the Company plans to utilize the Allure trade name as a product name as opposed to go-to-market company name. The Company applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The developed technology assets are primarily comprised of know-how and functionality embedded in Allure’s proprietary content management application which drives currently marketed products and services. The Company applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The Company is amortizing the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 5 to 15 years.

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

(in thousands)	Preliminary Valuation	Amortization Period
Identifiable intangible assets:
Definite-lived trade names	$340	5 years
Developed technology	1,770	7 years
Customer relationships	2,870	15 years
Total	$4,980

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment of $177.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill and is subject to change upon final valuation. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Allure Acquisition. These benefits include a comprehensive portfolio of iconic customer brands, complementary product offerings, enhanced national footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information presents the combined financial results for the Company and Allure as if the Allure Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2017. Prior to the Allure Acquisition, Allure had a fiscal year reporting from April 1 to March 31 annually. The pro forma financial information set forth below for the years ended December 31, 2018 and 2017 includes Allure’s pro forma information for the combined twelve-month periods January 1, 2018 through December 31, 2018 and the twelve-month periods April 1, 2017 – March 31, 2018, respectively.

	Year Ended December 31,
(in thousands, except earnings per common share)	2018	2017
	(unaudited)
Net sales	$31,477	$27,147
Net income/(loss)	$(11,615)	$(9,643)
Earnings per common share	$(3.22)	$(3.97)

The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information and does not reflect future events that may occur after December 31, 2018 or any operating efficiencies or inefficiencies that may result from the Allure Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

NOTE 6: FAIR VALUE MEASUREMENT

We measure certain financial assets, including cash equivalents, at fair value on a recurring basis. In accordance with ASC 820, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-level hierarchy that prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 13 for the inputs used for the probability weighted Black Scholes valuations when the warrants were issued and at December 31, 2018.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2017	$858	-	-	$858
Warrant liabilities at December 31, 2018	$21	-	-	$21

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2017				$858
New warrant liabilities				-
Decrease in fair value of warrant liability				837
Ending warrant liability as of December 31, 2018				$21

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2018	2017
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Noncash preferred stock dividends	$345	$246
Issuance of common stock upon conversion of preferred stock	$1,927	$2,246
Issuance of warrants with term loan extensions / revolver draws	$809	$2,216
Conversion of promissory notes	$10,031	$-
Noncash preferred stock conversion expense	$3,932	$-

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2018 and December 31, 2017:

	December 31,		December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	2,895	$2,865	2,568
Customer relationships	5,330	2,477	2,460	2,093
Trademarks and trade names	1,020	553	680	469
	10,985	5,925	6,005	5,130
Accumulated amortization	5,925		5,130
Net book value of amortizable intangible assets	$5,060		$875

For the year ended December 31, 2018, the gross carrying amount of technology platform, customer relationships, and trademarks and trade names increased $1,770, $2,870, and $340 from the Allure acquisition completed on November 19, 2018. For the years ended December 31, 2018 and 2017, amortization of intangible assets charged to operations was $795 and $1,160, respectively, inclusive of amortization expense for the acquired intangible assets for the six-week period from November 19, 2018 to December 31, 2018. For the years ended December 31, 2018 and 2017 we wrote-off fully amortized intangible assets of $0 and $260, respectively.

Estimated amortization is as follows:

Year ending December 31,	Amortization
2019	$593
2020	572
2021	512
2022	512
Thereafter	2,866

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 - 7
Trademark	5
Customer relationships	15

Goodwill

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

Following the Allure acquisition during the fourth quarter of 2018, the Company elected to update its goodwill analysis as of December 31, 2018 using our actual fourth quarter 2018 results and updated projected 2019 results. No impairment was identified as a result of those procedures. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will perform an analysis in order to determine whether goodwill is impaired.

The Company recognizes that any changes in our projected 2019 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,000	8/16/2020	61,729	8.0% interest (2)
C	8/17/2016	3,000	8/16/2020	588,236	8.0% interest (2)
D	11/19/2018	2,303	2/15/2020	-	3.5% interest (3)
		$6,567		649,965
	Debt discount	(1,031)
	Total debt	$5,536

A – Secured Disbursed Escrow Promissory Note with related party

B – Revolving Loan with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

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

(3) 3.5% simple cash interest per annum; interest payable quarterly with the first payment due on December 31, 2018 with payments of accrued interest continuing quarterly thereafter until the maturity date of February 20, 2020.

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

On November 19, 2018, we used proceeds from our public offering to repay Slipstream $1,283, inclusive of $125 of accrued interest, to reduce borrowings under the Loan and Security Agreement to an aggregate of $4,264, comprised of $3,000 term loan, $1,000 revolving loan and $264 secured disbursed escrow promissory note. The consolidated balance sheet includes $27 of accrued interest as of December 31, 2018 representing one month’s interest at 8.0% on the $4,000 outstanding balance.

On November 9, 2018, Slipstream, extended the maturity date of our term loan and revolver loan to August 16, 2020 through the Fifth Amendment to the Loan and Security Agreement. Our intent is to refinance our term loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the interest rate would conditionally increase from 8.0% per annum to 10.0% per annum effective July 1, 2019 if we have not successfully completed such refinancing activity by June 30, 2019.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued Slipstream a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan was originally set to mature on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note will bear simple interest at the 8%; provided, further, however, that the Loan Rate with respect to the Secured Disbursed Escrow Promissory Note shall be 0% at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) is at or below $4,000.

On August 10, 2017, Slipstream Communications, LLC extended the maturity date of the 8% senior notes to August 17, 2018. In exchange for the extension of the maturity date of the 8% senior notes, CRI provided 196,079 five-year warrants to purchase Company common shares. The fair value of the warrants was $1,240, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On November 13, 2017, Slipstream Communications, LLC extended the maturity dates for the term loan to August 17, 2019. In exchange for the extension of the maturity date of the 8% senior notes, CRI provided 196,079 five-year warrants to purchase Company common shares. The fair value of the warrants was $976, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

See Note 13 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

On October 29, 2018, the holder of convertible promissory notes, Slipstream, agreed to convert $4,955 of outstanding principal, including paid-in-kind interest and all accrued interest thereon into shares of our common stock and warrants at a conversion price equal to the lower of $7.65, or 80% of the price at which shares of common stock were sold in the Public Offering. The conversion was contingent upon (i) the conversion of the Company’s Series A Preferred Stock, and (ii) the successful completion of a Public Offering of at least $10 million, each of which were successfully completed on November 19, 2018. In exchange for participation in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and Slipstream’s and execution of a lock-up agreement, Slipstream received, as a one-time incentive, additional common stock and warrants in such number that decreased the effective conversion price of the convertible notes to 70% of the lowest of those scenarios outlined above. Upon completion of the Company’s Public Offering on November 19, 2018, the convertible promissory notes were converted into shares of the Company’s common stock. The Company issued 653,062 shares of common stock at the stated conversion rate and an additional 1,386,090 shares of common stock in exchange for conversion of the convertible promissory notes as a result of the one-time incentive. The lock-up agreement applied to all shares of common stock and warrants issued to Slipstream.

For purposes of the Company’s conversion, the conversion date coincided with a public offering which provided an adequate measurement of fair value of the common stock and warrants to purchase common stock at $3.50 per (one share of common stock and one-half warrant to purchase one share of common stock). In accordance with ASC 470 Debt, the Company recorded debt conversion expense of $5,055 in connection with issuance of incentive shares issued upon conversion of the convertible promissory notes into common stock. The calculation of the incremental inducement represents the fair value of consideration given in excess of the fair value of securities at the stated conversion price of the converted instruments. The charge is presented in the statement of operations for the year ended December 31, 2018 as an other expense and is a non-cash addback to cash flows from operations.

In December 2016 and January 2017, Slipstream purchased all of our outstanding convertible promissory notes from the original debtholders. The terms of the notes are discussed in further detail above.

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $900 through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the Stock Purchase Agreement. As of the balance sheet date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller, resulting in a Seller Note of $2,303. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

The promissory note is convertible into shares of Creative Realities common stock, at the seller’s option on or after the 180th day after issuance, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the promissory note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the acquisition. We granted the seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered a settlement agreement to exit this lease agreement, resulting in the Company drawing on the Secured Disbursed Escrow Promissory Note entered with Slipstream on April 27, 2018 (Note 8). The Company reclassified $264 of the previously recorded liability from a Lease Termination Liability to a Note as a result of this transaction and recorded a gain on settlement of obligations of $39.

Settlement of obligations

In September 2018, the Company settled and/or wrote off obligations of $219 for $50 cash payment and recognized a gain of $169. This obligation included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company. In December 2018, the Company settled and/or wrote off obligations of $94 for $8 cash payment and recognized a gain of $86.

During 2017, the Company settled and/or wrote off debt of $1,159 for $288 cash payment and recognized a gain of $872. This debt included $693 of accounts payables previously recorded by our dissolved subsidiary Broadcast International, Inc., as we had exhausted all efforts to identify and settle these obligations in the first quarter of 2017.

Litigation

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On December 21, 2018, the Company announced certain restructuring activities following completion of its acquisition of Allure and accrued one-time termination benefits related to severance to the affected employees of $386. During the three-months ended December 31, 2018, cash payments for termination benefits of $31 were paid and a liability of $355 remains included in accrued expenses on the consolidated balance sheet.

On August 10, 2017, the Company announced that it was closing its New Jersey and Minnesota locations and accrued one-time termination benefits related to severance to the affected employees of $75 in the third quarter of 2017 which were included in general and administrative expenses on the consolidated statement of operations. During the three-months ended June 30, 2018, the remaining cash payments for termination benefits were paid and no liability remains recorded on the consolidated balance sheet as of December 31, 2018.

Leases

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 are as follows:

Year ending December 31,	Lease Obligations
2019	$726
2020	613
2021	423
2022	374
Thereafter	375
Total future minimum obligations	$2,511

Rent expense totaled $488 and $474 for the years ended December 31, 2018 and 2017, respectively, and is included in General and Administrative expenses.

NOTE 11: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 9, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Remaining payments due under the agreement as of December 31, 2018 were $1,933, $450 of which has been paid subsequent to the year-end date as of the date of this filing. Remaining payments of $150 are to be paid on the first day of each month beginning April 1, 2019 through the maturity date, or December 31, 2019. All amounts under this note are included in accounts receivable in current assets as all amounts are expected to be collected within one year of the balance sheet date. Since inception of this agreement up to and through the filing date, all payments due under this agreement have been received from 33 Degrees timely, including monthly interest payments and payments for ongoing services. See also Note 18.

Since the Company entered into the payment agreement with 33 Degrees, 33 Degrees has continued to purchase additional hardware and services from the Company, strictly on a prepaid basis, in addition to making payments under the payment agreement. In aggregate, 33 Degrees has paid $433 to the Company for new hardware and services above and beyond their contractual obligations under the payment agreement, primarily from 33 Degrees Menu Services, LLC (33 Degrees MS), a wholly-owned subsidiary of 33 Degrees. 33 Degrees MS processes orders from third parties for digital signage menu board solutions for which the Company is the exclusive vendor of hardware, installation and SaaS services. The ultimate payer on those orders received by the Company from 33 Degrees MS is a third party with a strong credit rating.

Based on the positive payment history under the payment agreement and the reduced credit risk on the ultimately payer for 33 Degrees MS orders, on March 12, 2019 the Company entered into a security agreement and promissory note with 33 Degrees MS providing a line of credit of $300 for hardware, installation and SaaS services. Under the agreement, product will be shipped and installed by the Company upon evidence of a valid purchase order from the ultimate payer being provided as collateral.

For the years ended December 31, 2018 and 2017, the Company had sales to 33 Degrees, inclusive of sales to 33 Degrees MS, of $1,566, or 6.9%, and $3,390, or 19.2% of consolidated sales. Accounts receivable due from 33 Degrees, inclusive of accounts receivable from 33 Degrees MS, was $1,933, or 30%, and $3,017, or 51.0% of consolidated accounts receivable at December 31, 2018 and December 31, 2017, respectively.

On September 1, 2017, our CEO received 106,602 shares of our common stock valued at $1,119 at the time of receipt, as part of the issuance of the ConeXus Holdback shares from the merger of ConeXus World Global LLC and Creative Realities, LLC on October 15, 2015. During the year-ended December 31, 2017, 1,860,561 shares of Series A-1 Convertible Preferred Stock were converted into 293,571 shares of common stock at the conversion rate of $7.65 per share, of which 180,754 of those shares of common stock were issued to the CEO.

NOTE 12: INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with the Act, the Company recorded an income tax benefit of $0.2 million in the fourth quarter of 2017, the period in which the legislation was enacted. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118.

The income tax provision consisted of the following:

	Year ended December 31,
	2018	2017
Tax provision summary
State income tax	$23	$21
Deferred tax benefit, release of valuation allowance	-	-
Deferred tax benefit - federal	(454)	2,382
Deferred tax expense/(benefit) - state	33	(149)
Deferred tax benefit - foreign	-	(75)
Change in valuation allowance	-	(2,218)
Tax benefit	$(398)	$(39)

The income tax provision includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws. The amount provided for deferred income taxes reflects that impact of the revaluation of the Company’s deferred income tax assets and liabilities required as the result of the change in the U.S. federal and state income tax rates, as discussed above.

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2018	2017
Federal statutory rate	21.00%	-34.00%
State taxes, net of federal benefit	1.36%	-2.44%
Foreign rate differential	0.58%	-0.08%
IRC 162(m) limitation	-0.63%	0%
Impact of Tax Act	0%	3.10%
Discrete items, Transaction items, and Other	239.77%	3.55%
Changes in valuation allowance	-258.44%	-37.79%
Effective tax rate	3.64%	-67.66%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2018	2017

Deferred tax assets (liabilities):
Reserves	$233	$12
Property and equipment	462	80
Accrued expenses	822	619
Severance	65	56
IRC 163(j) Interest Deduction	591	-
Non-qualified stock options	336	268
Net foreign carryforwards	2,214	1,906
Net operating loss and credit carryforwards	35,526	6,801
Intangibles	(672)	605

Total deferred tax assets, net	39,577	10,347
Valuation allowance	(39,705)	(10,896)

Net deferred tax liabilities	$(128)	$(549)

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated federal NOL carryforward after application of the IRC Section 382 limitation is $35,526 and foreign NOL carryforward is $2,214 as of December 31, 2018. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company with a definite life.

NOTE 13: CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock (the “preferred stock”) entitled its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary in duly authorized, validly issued, fully paid and non-assessable shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5.2 million and the first quarter of 2018 for the remaining $0.3 million originally issued preferred stock and therefore dividends on those investments will be paid via issuance of common shares at all future dividend dates.

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

During the year ended December 31, 2018 and December 31, 2017, respectively, the Company issued an aggregate of 0 and 245,816 shares of preferred stock in satisfaction of its semi-annual dividend obligation. During the years ended December 31, 2018 and December 31, 2017, respectively, the Company issued an aggregate of and 45,856 and 23,962 shares of common stock in satisfaction of its semi-annual dividend obligation.

On November 5, 2018, the shareholders of preferred stock agreed to convert the entire class of preferred stock into common stock at an exchange ratio of $7.65 per share. The conversion was contingent upon a successful Public Offering of at least $10 million, which the Company completed on November 19, 2018.

Holders of preferred stock received common stock at the stated conversion rate of $7.65 per share, or 723,561 shares of common stock. Those holders of preferred stock who executed a customary lock-up agreement for a period continuing for 90 days after the consummation of the public offering were issued, as a one-time incentive, additional common stock and warrants, in such number as defined in underlying agreements. The Company issued an additional 1,123,367 shares of common stock in exchange for execution of such lock-up agreemnets. The lock-up agreements applied to all shares of common stock issued to convert the holder’s preferred stock, and the additional shares of common stock and warrants, and underlying warrant shares, issued by the Company in exchange for the holder’s execution of the lock-up agreement and participation in the public offering. As a result of this conversion, there remains no Series A Preferred Stock outstanding as of December 31, 2018.

For purposes of the Company’s conversion, the conversion date coincided with a public offering which provided an adequate measurement of fair value of the common stock and warrants to purchase common stock at $3.50 per (one share of common stock and one-half warrant to purchase one share of common stock). In accordance with ASC 470 Debt, the Company recorded a charge of $3,932 upon conversion of the Series A Preferred Stock into common stock. The calculation of the incremental inducement represents the fair value of consideration given in excess of the fair value of securities at the stated conversion price of the converted instruments. The charge is presented in the statement of operations for the year ended December 31, 2018 below net loss in arriving at net income loss available to common shareholders.

In 2017, 385,200 shares of Series A Convertible Preferred Stock and 1,860,561 shares of Series A-1 Convertible Preferred Stock were converted into 293,571 shares of common stock at the conversion rate of $7.65 per share.

NOTE 14: WARRANTS

On November 19, 2018, the Company announced the closing of its underwritten public offering of 2,857,142 shares of its common stock and warrants to purchase 1,428,571 shares of common stock at a combined public offering price of $3.50 per share and warrant. The gross proceeds to the Company from this the Public Offering were approximately $10,000, before deducting underwriting discounts and commissions and other estimated offering expenses. The proceeds were primarily used in the Allure Acquisition and in the repayment of approximately $1,283 of debt.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment and subsequently adjusted to $6.25 in November 2018). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $6.09 in November 2018). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On November 13, 2017, the Company issued a warrant to purchase 196,079 shares of common stock at the per share price of $8.40 (subject to adjustment and subsequently adjusted to $6.24 in November 2018) to Slipstream Communications, LLC in connection with extension of the term loan facility. The fair value of the warrants was $976, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On August 10, 2017, the Company issued a warrant to purchase 196,079 shares of common stock at the per share price of $8.40 (subject to adjustment and subsequently adjusted to $6.24 in November 2018) to Slipstream Communications, LLC in connection with extension of the term loan facility. The fair value of the warrants was $1,240, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

 Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations for when the warrants were issued and at December 31, 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
8/19/2017	5.00	1.81%	64.71%	$10.50
11/13/2017	5.00	2.08%	66.24%	$8.70
1/16/2018	5.00	2.36%	65.07%	$7.80
4/27/2018	5.00	2.80%	65.95%	$6.90

Remaining Expected Term at December 31, 2018	Risk Free Interest Rate at December 31, 2018	Volatility at December 31, 2018	Stock Price at December 31, 2018
0.64 - 4.92	2.60%	98.44%	$2.28

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2018	1,100,150	$13.99	3.55	216,255	$10.51	1.64
Warrants issued with revolver loan	205,520	7.78	4.49	-	-	-
Warrants issued in public offering, including to underwriter	1,590,085	4.36	4.81	-	-	-
Warrants issued upon conversion of Preferred Stock	923,472	4.20	4.92	-	-	-
Warrants issued upon conversion of Promissory Notes	1,019,576	4.20	4.92	-	-	-
Warrants expired	23,756	249.41	-	-	-	-
Balance December 31, 2018	4,815,047	$4.90	4.34	216,255	$10.51	0.64

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$5.40 - $19.50	287,341	7.04	$8.35	215,048	$8.66
$19.51 - $23.70	1,000	5.04	23.70	1,000	$23.70
$23.71 - $367.50	519	3.58	112.30	519	$112.30
	288,860	7.02	$8.59	216,567

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2017	239,693	$8.69
Granted	52,501	7.94
Exercised	-	-
Forfeited or expired	(3,334)	5.70
Balance, December 31, 2018	288,860	$8.59

The weighted average remaining contractual life for options exercisable is 7.02 years as of December 31, 2018.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

On September 7 and September 20, 2018, the Company granted 10-year options to purchase an aggregate of 33,334 shares of its common stock to two employees, 16,667 of which were granted to an Officer. The options vest over 4 years and have an exercise price of $7.50. The fair value of the options on the grant date was $4.58 and was determined using the Black-Sholes model. The values set forth above were calculated using the following weighted average assumptions:

Risk-free interest rate	2.82 – 2.96%
Expected term	6.25 years
Expected price volatility	63.45%
Dividend yield	0%

On November 6, 2017, the Company granted 10-year options to purchase an aggregate of 19,167 shares of its common stock to an Officer, which were accounted for in 2018. The options vest over 4 years and have an exercise price of $8.70. The fair value of the options on the grant date was $5.37 and was determined using the Black-Sholes model. The values set forth above were calculated using the following weighted average assumptions:

Risk-free interest rate	1.95%
Expected term	6.25 years
Expected price volatility	66.24%
Dividend yield	10%

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

Stock Compensation Expense Information

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

Compensation expense recognized for the issuance of stock options for the years ended December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
Stock-based compensation costs included in:
Costs of sales	$-	$6
Sales and marketing expense	-	76
General and administrative expense	1,383	202
Total stock-based compensation expense	$1,383	$284

At December 31, 2018, there was approximately $529 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next 3.5 years and will be adjusted for any future forfeitures as they occur.

On October 15, 2015, our current CEO was awarded 165,052 performance shares with a grant date to be determined upon certain conditions being satisfied. Those conditions had not been met as of December 31, 2018 and no compensation expense had been recorded.

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which is currently deferred on the Company’s balance sheet. During the three-months ended September 30, 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash, non-recurring compensation expense in the period of $1,000. The remaining expense to be recognized upon vesting of the restricted shares is $250, which is included in the total of $529 unrecognized compensation expense.

On December 31, 2018, the Company recorded $35 in additional compensation expense for the accelerated vesting of outstanding, unvested stock options in conjunction with the separation agreement executed between the Chief Operating Officer and the Company during the year ended December 31, 2018.

NOTE 16: STOCKHOLDERS’ EQUITY

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 166,667 shares of our outstanding common stock through August 9, 2019. The authorization allows for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  During the fourth quarter of 2017, 39,533 shares of common stock were repurchased at an aggregate price of $149 and were immediately cancelled.

In May 2017, the Company paid a vendor for services at a value of $500 with the issuance of 63,360 shares of common stock.

NOTE 17: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates in the United States. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

During 2018, employees who joined the Company via acquisition of Allure participated in a defined contribution 401(k) retirement plans. Associates were able to contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. There was no employer match on this plan during 2018. Allure personnel became eligible for the Creative Realities 401(k) retirement plan effective January 1, 2019 and the related employer match program.

We have a Registered Retirement Savings Plan for eligible associates in Canada. Associates may contribute up to 18% of earned income reported on their tax return in the previous year, subject to legal contribution limits. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

NOTE 18: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended December 31, 2018 and 2017 were in the United States and Canada.

Major Customers

We had two customers that in the aggregate accounted for 40% and 63% of accounts receivable as of December 31, 2018 and December 31, 2017, respectively, which includes transactions with 33 Degrees as of December 31, 2017.

We had two and three customers that accounted for 48% and 56% of revenue for the years ended December 31, 2018 and 2017, respectively, which includes transactions with 33 Degrees for 2017.

NOTE 19: SUBSEQUENT EVENTS

On March 18, 2019, the Company filed Statements of Cancellation with the Minnesota Secretary of State that eliminated from the Company’s Articles of Incorporation all matters set forth in the Certificates of Designation of Preferences, Rights and Limitations with respect to the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock. No shares of Series A Convertible Preferred Stock or Series A-1 Convertible Preferred Stock were issued or outstanding at the time of the filing of the Statements of Cancellation.

On March 12, 2019, the Company entered into a security agreement and promissory note with 33 Degrees MS providing a line of credit of $300 for hardware, installation and SaaS services. Under the agreement, product will be shipped and installed by the Company upon evidence of a valid purchase order from the ultimate payer being provided as collateral. Simultaneously, the Company and 33 Degrees amended their pre-existing security agreement promissory note for 33 Degrees Convenience Connect, Inc. to cross-default and cross-collateralize the agreements.

Effective December 31, 2018, the Company entered into a separation agreement with John Walpuck, our Chief Operating Officer until March 13, 2019. The Company agreed to a transition of Mr. Walpuck’s duties through May 1, 2019. Mr. Walpuck will be paid $100 per hour, with a maximum of 80 hours each month during the term. Pursuant to the terms of Mr. Walpuck’s employment agreement, Mr. Walpuck is receiving a total of $220,000 in severance payments in even monthly installments through December 2019. The Company agreed to fully vest all stock options of Mr. Walpuck, such options do not terminate as a result of Mr. Walpuck’s termination of employment and remain exercisable throughout the term of the options.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of August 11, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

2.2	Amendment to Agreement and Plan of Merger and Reorganization dated as of October 15, 2015, by and among the registrant, CXW Acquisition, Inc. and ConeXus World Global, LLC (incorporated by reference to the registrants Current Report on Form 8-K filed with the SEC on October 21, 2015)

2.3	Amendment to Agreement and Plan of Merger and Reorganization and Waiver dated as of September 1, 2017 (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

2.4	Stock Purchase Agreement, dated as of September 20, 2018, by and between the registrant and Christie Digital System, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018).

3.1	Articles of Incorporation, as amended (incorporated by reference to registrant’s Amendment No. 1 to Form SB-2 filed on October 12, 2006).

3.2	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.3	Articles of Amendment Filed on October 17, 2018 (incorporate by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.4	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Series A Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed August 19, 2014 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2014)

4.2	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

4.3	Statement of Cancellation of Series A Convertible Preferred Stock (incorporated by reference to registrant’s report on Form 8-K filed with the SEC on March 18, 2019)

4.4	Statement of Cancellation of Series A-1 Convertible Preferred Stock (incorporated by reference to registrant’s report on Form 8-K filed with the SEC on March 18, 2019)

10.1	Securities Purchase Agreement dated February 18, 2015 by and between Creative Realities, Inc. and Mill City Ventures II, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Secured Convertible Promissory Note dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.3	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.4	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.5	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.6	Warrant to Purchase Common Stock, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.7	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.8	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.9	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

E-1

Exhibit No.	Description

10.10	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

10.11	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.12	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.13	Warrant dated December 22, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 4, 2016)

10.14	Form of Amended and Restated Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.15	Form of Securities Purchase Agreement dated December 28, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.16	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.17	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.18	Form of Amended and Restated Security Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.19	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.20	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.21	First Amendment to Loan and Security Agreement dated as of August 10, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.22	Second Amendment to Loan and Security Agreement dated as of November 13, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.23	Third Amendment to Loan and Security Agreement dated as of January 16, 2018 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.24	Secured Term Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

E-2

Exhibit No.	Description

10.25	Secured Revolving Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Third Amendment to Loan and Security Agreement dated January 16, 2018) subsidiaries (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.26	Fourth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

10.27	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

10.28	Second Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.29	Second Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.30	Secured Disbursed Escrow Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of $264,000 dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.31	Employment Agreement with John Walpuck (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.32	Employment Agreement with Richard Mills (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.33	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.34	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.35	Form of Investor Warrant issued November 19, 2018 (incorporated by reference to Exhibit 4.3 to the registrant’s Amendment No. 5 to Form S-1/A filed with the SEC on November 14, 2018)

10.36	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Amendment No. 3 to Form S-1/A filed with the SEC on October 22, 2018)

10.37	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-1 filed October 22, 2018)

10.38	2014 Stock Incentive Plan as amended (incorporated by reference to the registrant’s definitive proxy statement filed with the SEC on July 24, 2018)

10.39	Fifth Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant's report on Form 8-K filed with the SEC on November 20, 2018)

10.40	Third Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC (incorporated by reference to Exhibit 10.2 of registrant's report on Form 8-K filed with the SEC on November 20, 2018)

10.41	Amended and Restated Convertible Promissory Note dated November 20, 2018 issued by Allure Global Solutions, Inc. in favor of Christie Digital Systems, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on November 26, 2018)

10.42	Restricted Stock Agreement dated December 14, 2018 with Richard Mills (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on December 20, 2018.

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of EisnerAmper LLP

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-3