Form 10-Q
period 2019-03-31
CREATIVE REALITIES, INC.
filed 2019-05-09
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-33169

Creative Realities, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1967918
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

13100 Magisterial Drive, Suite 100, Louisville KY	40223
Address of Principal Executive Offices	Zip Code

(502) 791-8800

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CREX	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	CREXW	The Nasdaq Stock Market LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2019, the registrant had 9,724,826 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,248	$2,718
Accounts receivable, net of allowance of $651 and $583, respectively	8,024	6,479
Unbilled receivables	145	1,202
Work-in-process and inventories, net of reserve of $196 and $207, respectively	665	379
Prepaid expenses and other current assets	958	1,581
Total current assets	12,040	12,359

Operating lease right-of-use assets	2,122	-
Property and equipment, net	1,329	1,230
Intangibles, net	4,904	5,060
Goodwill	18,900	18,900
Other assets	170	179
TOTAL ASSETS	$39,465	$37,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	2,390	1,995
Accrued expenses	5,266	3,847
Deferred revenues	5,430	6,454
Customer deposits	1,491	2,687
Short-term seller note payable	2,303	-
Current maturities of operating leases	662	-
Current maturities of finance leases	31	-
Warrant liability	22	21
Total current liabilities	17,595	15,004
Long-term related party loans payable, net of $875 and $1,031 discount, respectively	3,389	3,233
Long-term seller note payable	-	2,303
Long-term obligations under operating leases	1,466	-
Long-term obligations under finance leases	16	-
Deferred tax liabilities	147	128
Other long-term liabilities	3	239
TOTAL LIABILITIES	22,616	20,907
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 9,725 and 9,725 shares issued and outstanding, respectively	97	97
Additional paid-in capital	53,616	53,575
Accumulated deficit	(36,864)	(36,851)
Total shareholders’ equity	16,849	16,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,465	$37,728

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Sales
Hardware	$1,641	$1,231
Services and other	7,843	2,835
Total sales	9,484	4,066
Cost of sales
Hardware	1,405	1,100
Services and other	4,398	1,457
Total cost of sales	5,803	2,557
Gross profit	3,681	1,509
Operating expenses:
Sales and marketing expenses	697	503
Research and development expenses	373	321
General and administrative expenses	2,290	1,703
Depreciation and amortization expense	286	327
Lease termination expense	-	474
Total operating expenses	3,646	3,328
Operating income/(loss)	35	(1,819)

Other income (expenses):
Interest expense	(204)	(574)
Change in fair value of warrant liability	(1)	197
Gain on settlement of obligations	7	-
Other income/(expense)	-	4
Total other income/(expense)	(198)	(373)
Income/(loss) before income taxes	(163)	(2,192)
Provision for income taxes	(21)	(46)
Net income/(loss)	(184)	(2,238)
Dividends on preferred stock	-	(111)
Net income/(loss) attributable to common shareholders	$(184)	$(2,349)
Basic earnings/(loss) per common share	$(0.02)	$(0.81)
Diluted earnings/(loss) per common share	$(0.02)	$(0.85)
Weighted average shares outstanding - basic	9,725	2,753
Weighted average shares outstanding - diluted	9,725	2,753

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income/(loss)	$(184)	$(2,238)
Adjustments to reconcile net income/(loss) to net cash in operating activities
Depreciation and amortization	277	327
Amortization of debt discount	156	345
Stock-based compensation	41	64
Change in warrant liability	1	(197)
Deferred tax provision	19	40
Allowance for doubtful accounts	68	19
Increase in notes due to in-kind interest	-	22
Charge for lease termination	-	474
Gain on settlement of obligations	(7)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(556)	596
Inventories	(286)	81
Prepaid expenses and other current assets	623	(285)
Operating lease right-of-use assets, net	141	-
Other assets	9	23
Accounts payable	402	(489)
Deferred revenue	(1,024)	(114)
Accrued expenses	1,419	227
Deposits	(1,196)	29
Other non-current liabilities	(135)	(36)
Net cash provided by/(used) in operating activities	(232)	(1,112)
Investing activities
Purchases of property and equipment	(230)	(149)
Net cash used in investing activities	(230)	(149)
Financing activities
Proceeds from related party loans	-	1,000
Principal payments on finance leases	(8)	-
Net cash provided by/(used in) financing activities	(8)	1,000
Increase/(decrease) in Cash and Cash Equivalents	(470)	(261)
Cash and Cash Equivalents, beginning of period	2,718	1,003
Cash and Cash Equivalents, end of period	$2,248	$742

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Stock-based compensation	-	-	41	-	41
Net loss	-	-	-	(184)	(184)
Balance as of March 31, 2019	9,724,826	$97	$53,616	$(36,864)	$16,849

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2017	2,752,742	$28	$30,555	$(26,231)	$4,352
Stock-based compensation	-	-	64	-	64
Issuance of warrants with debt extension	-	-	266	-	266
Net loss	-	-	-	(2,238)	(2,238)
Balance as of March 31, 2018	2,752,742	$28	$30,885	$(28,469)	$2,444

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

On November 20, 2018, we closed on our acquisition of Allure Global Solutions, Inc. (the “Allure Acquisition”). While the Allure Acquisition expanded our operations, geographical footprint and customer base and also enhanced our current product offerings, the core business of Allure is consistent with the operations of Creative Realties, Inc. and we are not adding different operating activities to our business.

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

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. For the three months ended March 31, 2019 and 2018 we have incurred net losses of $184 and $2,238, respectively. As of March 31, 2019, we had cash and cash equivalents of $2,248 and working capital deficit of $5,555, which includes $662 representing current maturities of operating leases brought onto the consolidated balance sheet January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

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

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans, (ii) our operational forecast through 2020, and (iii) the execution of our planned capital raise, we can continue as a going concern through at least May 15, 2020. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through May 15, 2020. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Acquisitions

Acquisition of Allure Global Solutions, Inc.

On September 20, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Christie Digital Systems, Inc. (“Seller”) to acquire the capital stock of Allure, a wholly owned subsidiary of the Seller (the “Allure Acquisition”). Allure is an enterprise software development company providing software solutions, a suite of complementary services, and ongoing support for an array of digital media and POS solutions. Allure provides a wide range of products for the theatre, restaurant, convenience store, theme park, and retail spaces and works to create, develop, deploy, and maintain enterprise software solutions including those designed specifically to integrate, manage, and power ambient client-owned networks. Those networks manage data and marketing content that has been designed and proven to influence consumer purchase behavior. The Allure Acquisition closed on November 20, 2018.

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

The promissory note is convertible into shares of Creative Realities common stock, at the Seller’s option on or after May 19, 2019, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the promissory note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the Allure Acquisition. We will grant the Seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

The Purchase Agreement contemplates additional consideration of $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, wherein revenues from one specifically-named customer add only 70% of their gross value to the total, for any of (i) the 12-month period ending December 31, 2019, or (ii) any of the next following trailing 12-month periods ending on each of March 31, June 30, September 30 and December 31, 2020.

See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the Company’s Allure Acquisition.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2019	2018
Raw materials, net of reserve of $196 and $207, respectively	$241	$220
Work-in-process	424	159
Total inventories	$665	$379

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 5,320,162 and 1,615,976 at March 31, 2019 and 2018, respectively, were excluded from the computation of loss per share as they are anti-dilutive. Net loss attributable to common shareholders for the three months ended March 31, 2019 and 2018 is after dividends on convertible preferred stock of $0 and $111, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2019 and December 31, 2018.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the three months ended March 31, 2019 and 2018 (see Note 8).

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, recognition of revenue, right-of-use assets and related lease liabilities, deferred taxes, deferred revenue, the fair value of acquired assets and liabilities, valuation of warrants and other stock-based compensation and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

9. Reverse Stock Split

On October 17, 2018, the Company effectuated a l-for-30 reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, the stockholders’ equity for the three-months ended March 31, 2018 reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

11. Leases

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under ASC 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Note 17— Leases.

Lease accounting results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components. We have no leases with an initial term of 12 months or less.

Upon adoption, we recognized total ROU assets of $2,319, with corresponding liabilities of $2,319 on the condensed consolidated balance sheets. This included $54 of pre-existing finance lease ROU assets previously reported in computer equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The net effect of the adoption resulted in an insignificant cumulative effect adjustment to retained earnings on January 1, 2019 but did not impact our prior year consolidated statements of income, statements of cash flows, or statements of shareholders’ equity.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, current maturities of operating leases, and long-term obligations under operating leases on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of financing leases, and long-term obligations under financing leases on our condensed consolidated balance sheets

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended. For information regarding the impact of Topic 842 adoption, see Note 2 – Summary of Significant Accounting Policies and Note 17— Leases.

In October 2018, the FASB issued ASU No. 2018-16 (“ASU 2018-16”), Derivatives and Hedging. ASU 2018-16 expands the permissible benchmark interest rates to include the Secured Overnight Financing Rate (SOFR) to be eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815, Derivatives and Hedging. The Company adopted this ASU effective January 1, 2019 on a prospective basis for qualifying or redesignated hedging relationships entered on or after the date of adoption. As we previously adopted the amendments in Update 2017-12, and as the benchmark rate on our term loan debt does not utilize the SOFR, the adoption of this amendment had no effect on the Company’s results of operations, financial position and cash flows.

On January 1, 2019, we adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. We have updated our Condensed Consolidated Financial Statements to include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period for which a statement of comprehensive income is filed.

On January 1, 2019, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which aimed to address concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. Prior to adoption, an entity was required to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performed Step 2 by comparing the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. As a result of adoption, in completing our annual impairment testing of goodwill as of September 30, 2019, we will apply a one-step quantitative test and record the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. There was no impact on our condensed consolidated financial statements as the result of adoption.

Not yet adopted

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables and loans, entities will be required to estimate lifetime expected credit losses. The amendments are effective for public business entities for fiscal years and interim periods beginning after December 15, 2019. The Company is evaluating the impact that adoption will have on its consolidated financial statements.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31, 2019
Hardware	$1,641

Services:
Installation Services	2,372
Software Development Services	3,976
Managed Services	1,495
Total Services	7,843

Total Hardware and Services	$9,484

System hardware sales

System hardware revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer in instances in which the sale of hardware is the sole performance obligation. Shipping charges billed to customers are included in hardware sales and the related shipping costs are included in hardware cost of sales. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. System hardware revenues are classified as “Hardware” within our disaggregated revenue.

Installation services

The Company performs outsourced installation services for customers and recognizes revenue upon completion of the installations. Installation services also includes engineering services performed as part of an installation project.

When system hardware sales include installation services to be performed by the Company, the goods and services in the contract are not distinct, so the arrangement is accounted for as a single performance obligation. Our customers control the work-in-process and can make changes to the design specifications over the contract term. Revenues are recognized over time as the installation services are completed based on the relative portion of labor hours completed as a percentage of the budgeted hours for the installation. Installation services revenues are classified as “Installation Services” within our disaggregated revenue.

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of March 31, 2019 were $0.

Software design and development services

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically. Software design and development revenues are classified as “Software Development Services” within our disaggregated revenue.

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are generally 12-36 months in length. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period. Software as a service revenues are classified as “Managed Services” within our disaggregated revenue.

Maintenance and support services

The Company sells support services which include access to technical support personnel for software and hardware troubleshooting. The Company offers a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. These contracts are generally 12-36 months in length. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract. Maintenance and Support revenues are classified as “Managed Services” within our disaggregated revenue.

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

(in thousands)	Consideration
Cash consideration for stock	$ 6,300	(1)
Payable to former Allure management	1,021	(2)
Seller note payable	900	(3)
Earnout liability	250	(4)
Total consideration	8,471
Cash acquired	(26)	(5)
Net consideration transferred	$8,445

(1)	Cash consideration for outstanding shares of Allure common stock per Stock Purchase Agreement.

(2)	Represents a payable due to two former members of the Allure management team for a total of $1,250 as a result of the acquisition; 30% due in November 2018 and 70% due in November 2019. The fair value of the payable as of the acquisition date was deemed to be $1,021.

(3)	Represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated for this amount through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the stock purchase agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller. The Seller Note thereby increased from $900 per the Stock Purchase Agreement to $2,303 at the opening balance sheet. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

(4)	The Stock Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement. The fair value of the earnout liability was determined to be $250 at the time of acquisition.

(5)	Represents the Allure cash balance acquired at acquisition.

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

The following unaudited pro forma information presents the combined financial results for the Company and Allure, adjusted for Allure’s fiscal year ended March 31, as if the Allure Acquisition had been completed January 1, 2017. Prior to the Allure Acquisition, Allure had a fiscal year reporting from April 1 to March 31 annually. The pro forma financial information set forth below for the three months ended March 31, 2019 and 2018 includes Allure’s pro forma information for the three month period January 1, 2018 through March 31, 2018.

	Three Months Ended March 31,
(in thousands, except earnings per common share)	2019	2018
	(unaudited)
Net sales	$9,484	$6,434
Net loss	$(184)	$(2,513)
Loss per common share	$(0.02)	$(0.91)

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 14 for the inputs used for the probability weighted Black Scholes valuations at March 31, 2019.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2018	$21	-	-	$21
Warrant liabilities at March 31, 2019	$22	-	-	$22

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2018				$21
New warrant liabilities				-
Increase in fair value of warrant liability				1
Ending warrant liability as of March 31, 2019				$22

As part of the Allure Acquisition, the Stock Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. There were no changes to the assumptions nor adjustments recorded to the fair value of the earnout liability as of March 31, 2019 given limited passage of time in the measurement period and performance in-line with those estimates utilized in developing the initial estimate.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2019	2018
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Issuance of warrants with term loan extensions / revolver draws	$-	$266
Cash paid during the period for:
Interest	$80	$168
Income taxes, net	$-	$-

NOTE 8: INTANGIBLE ASSETS

Intangible Assets

Intangible assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31,		December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	2,957	$4,635	2,895
Customer relationships	5,330	2,536	5,330	2,477
Trademarks and trade names	1,020	588	1,020	553
	10,985	6,081	10,985	5,925
Accumulated amortization	6,081		5,925
Net book value of amortizable intangible assets	$4,904		$5,060

For the three months ended March 31, 2019 and 2018, amortization of intangible assets charged to operations was $156 and $232, respectively.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,000	8/16/2020	61,729	8.0% interest (2)
C	8/17/2016	3,000	8/16/2020	588,236	8.0% interest (2)
D	11/19/2018	2,303	2/15/2020	-	3.5% interest (3)
		$6,567		649,965
	Debt discount	(875)
	Total debt	$5,692

A – Secured Disbursed Escrow Promissory Note with related party

B – Revolving Loan with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

(1) 0.0% interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding paid-in-kind (“PIK”) interest); 8.0% cash, when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest)

(2) 8.0% cash interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding PIK interest); 8.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest). If the Company does not successfully refinance the term loan debt facility (C above) with a third party by June 30, 2019, the cash portion of the interest rate will increase from 8.0% to 10.0% per annum.

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

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued Slipstream a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants was $266, which was accounted for as an additional debt discount and is being amortized over the remaining life of the loan.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million revolving loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan was originally set to mature on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which was accounted for as an additional debt discount and is being amortized over the remaining life of the loan.

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

On November 19, 2018, we used proceeds from our public offering to repay Slipstream $1,283, inclusive of $125 of accrued interest, to reduce borrowings under the Loan and Security Agreement to an aggregate of $4,264, comprised of $3,000 term loan, $1,000 revolving loan and $264 secured disbursed escrow promissory note. The condensed consolidated balance sheet includes $27 of accrued interest as of March 31, 2019 representing one month’s interest at 8.0% on the $4,000 outstanding balance.

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

See Note 14 for the Black Scholes inputs used to calculate the fair value of the warrants.

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

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $900 through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the Stock Purchase Agreement. As of the balance sheet date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller, resulting in a Seller Note of $2,303. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. The condensed consolidated balance sheet includes $29 of accrued interest as of March 31, 2019 representing all interest accrued under the note since close of the Allure Acquisition. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

The promissory note is convertible into shares of Creative Realities common stock, at the seller’s option on or after May 19, 2019, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the promissory note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the acquisition. We granted the seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

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

Settlement of obligations

During the three months ended March 31, 2019, the Company wrote off obligations of $7 and recognized a gain of $7. There were no such settlements in the three months ended March 31, 2018.

Litigation

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On December 21, 2018, the Company announced certain restructuring activities following completion of its acquisition of Allure and accrued one-time termination benefits related to severance to the affected employees of $386, $31 of which was paid prior to the year end date. During the three-months ended March 31, 2019, cash payments for termination benefits of $92 were paid and a liability of $263 remains included in accrued expenses on the condensed consolidated balance sheet.

NOTE 11: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 9, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Remaining payments due under the agreement as of March 31, 2019 were $1,317, $300 of which has been paid subsequent to the reporting date as of the date of this filing. Remaining payments of $150 are to be paid on the first day of each month beginning June 1, 2019 through the maturity date, or December 31, 2019. All amounts under this note are included in accounts receivable in current assets as all amounts are expected to be collected within one year of the balance sheet date. Since inception of this agreement up to and through the filing date, all payments due under this agreement have been received from 33 Degrees timely, including monthly interest payments and payments for ongoing services.

Since the Company entered into the payment agreement with 33 Degrees, 33 Degrees has continued to purchase additional hardware and services from the Company, on a prepaid basis, in addition to making payments under the payment agreement. In aggregate, 33 Degrees has paid $433 to the Company for new hardware and services above and beyond their contractual obligations under the payment agreement, primarily from 33 Degrees Menu Services, LLC (33 Degrees MS), a wholly-owned subsidiary of 33 Degrees.

On March 12, 2019 the Company entered into a security agreement and promissory note with 33 Degrees MS providing a line of credit of $300 for hardware, installation and SaaS services. Under the agreement, product will be shipped and installed by the Company upon evidence of a valid purchase order from the ultimate payer being provided as collateral.

For the three months ended March 31, 2019 and 2018, the Company had sales to 33 Degrees of $195, or 2.1%, and $417, or 10.3%, respectively, of consolidated revenue. Accounts receivable due from 33 Degrees was $1,516, or 17.3%, and $1,933, or 30.0% of consolidated accounts receivable at March 31, 2019 and December 31, 2018, respectively.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream Communications, LLC, a related party investor, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019 (subsequently extended to August 2020). In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $6.09 in November 2019). The fair value of the warrants was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

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

For the three months ended March 31, 2019, we reported tax expense of $21. The net deferred tax liability at March 31, 2019 of $147 represents the liability relating to indefinite lived assets. This indefinite lived deferred tax liability is used as a source of taxable income to more likely than not realize some of the Company’s indefinite lived deferred tax assets.

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

Holders of preferred stock received common stock at the stated conversion rate of $7.65 per share, or 723,561 shares of common stock. Those holders of preferred stock who executed a customary lock-up agreement for a period continuing for 90 days after the consummation of the public offering were issued, as a one-time incentive, additional common stock and warrants, in such number as defined in underlying agreements. The Company issued an additional 1,123,367 shares of common stock in exchange for execution of such lock-up agreements. The lock-up agreements applied to all shares of common stock issued to convert the holder’s preferred stock, and the additional shares of common stock and warrants, and underlying warrant shares, issued by the Company in exchange for the holder’s execution of the lock-up agreement and participation in the public offering. As a result of this conversion, there remained no Series A Preferred Stock outstanding as of December 31, 2018.

On March 18, 2019, we filed Statements of Cancellation with the Secretary of State of the State of Minnesota that, effective upon filing, eliminated from the Company’s Articles of Incorporation all matters set forth in the Certificates of Designation of Preferences, Rights and Limitations with respect to the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock of the Company. No shares of Series A Convertible Preferred Stock or Series A-1 Convertible Preferred Stock were issued or outstanding at the time of the filing of the Statements of Cancellation. A copy of the Statements of Cancellation were attached as Exhibit 3.1 and 3.2 to Form 8-K filed the same date.

As of March 31, 2018, the pro rata portion of earned dividends to be distributed as of June 30, 2018 were the equivalent of 3,822 Series A Preferred Stock, which represents 12,369 equivalent common shares based on the volume-weighted adjusted price utilized for conversion. The fair value of these shares are reflected at fair value as a dividend on preferred stock in the condensed consolidated statement of operations and do not impact net loss for the period. During the quarter ended March 31, 2018, there were no conversions of Convertible Preferred Stock into common stock.

NOTE 14: WARRANTS

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.0 million revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019 (subsequently extended to August 2020). In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $6.09 in November 2018). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Listed below are the inputs used for the probability weighted Black Scholes option pricing model valuation for warrants issued during the three months ended March 31, 2019 and 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
1/16/2018	5.00	2.36%	65.07%	$7.80

Listed below are the inputs used for the probability weighted Black Scholes option pricing model valuation for those warrants classified in the condensed consolidated balance sheet as liabilities as of March 31, 2019.

Remaining Expected Term at March 31, 2019 (Years)	Risk Free Interest Rate at March 31, 2019	Volatility at March 31, 2019	Stock Price at March 31, 2019
0.39	2.42%	120.11%	$2.71

A summary of outstanding liability and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2019	4,815,047	$4.90	4.34	216,255	$7.34	0.64
Warrants issued	-	-	-	-	-	-
Warrants expired	-	-	-	-	-	-
Balance March 31, 2019	4,815,047	$4.90	4.09	216,255	$7.34	0.39

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$5.40 - $19.50	287,341	6.79	$8.35	215,048	$8.66
$19.51 - $23.70	1,000	4.79	23.70	1,000	$23.70
$23.71 - $367.50	519	3.33	112.30	519	$112.30
	288,860	6.78	$8.59	216,567

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2018	288,860	$8.59
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, March 31, 2019	288,860	$8.59

The weighted average remaining contractual life for options exercisable is 6.26 years as of March 31, 2019.

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

Compensation expense recognized for the issuance of stock options for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation costs included in:
Costs of sales	$-	$(6)
Sales and marketing expense	-	6
General and administrative expense	41	64
Total stock-based compensation expense	$41	$64

At March 31, 2019, there was approximately $488 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future forfeitures as they occur.

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

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which is currently deferred on the Company’s balance sheet. During the three-months ended September 30, 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash, non-recurring compensation expense in the period of $1,000. The remaining expense to be recognized upon vesting of the restricted shares is $250. The conditions have not been met as of March 31, 2019 for those remaining shares to vest and no compensation expense has been recorded.

NOTE 16: SIGNIFICANT CUSTOMERS

Major Customers

We had 3 customers that in the aggregate accounted for 44% and 40% of accounts receivable as of March 31, 2019 and December 31, 2018, respectively, which includes transactions with 33 Degrees for both periods.

We had 2 and 4 customers that accounted for 42% and 66% of revenue for the three months ended March 31, 2019 and 2018, respectively, of which 33 Degrees represented 2.1% and 10.3% for the same periods, respectively.

NOTE 17: LEASES

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2019 and 2023. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$8
Interest	2
Operating lease cost	197
Total lease cost	$207

Weighted Average Remaining Lease Term
Operating leases	4.0 years
Finance leases	1.6 years

Weighted Average Discount Rate
Operating leases	10.0%
Finance leases	13.3%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2019	$528	$27
2020	681	22
2021	630	3
2022	377	-
2023	375	-
Thereafter	-	-
Total undiscounted cash flows	2,591	52
Less imputed interest	(463)	$(5)
Present value of lease liabilities	$2,128	$47

Supplemental cash flow information related to leases are as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$191
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$8

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$-
Finance leases	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended March 31,		Change
	2019	2018	Dollars	%
Sales	$9,484	$4,066	$5,418	133%
Cost of sales	5,803	2,557	3,246	127%
Gross profit	3,681	1,509	2,172	144%
Sales and marketing expenses	697	503	194	39%
Research and development expenses	373	321	52	16%
General and administrative expenses	2,290	1,703	587	34%
Depreciation and amortization expense	286	327	(41)	-13%
Lease termination expense	-	474	(474)	-100%
Total operating expenses	3,646	3,328	318	10%
Operating income/(loss)	35	(1,819)	1,854	-102%
Other income/(expenses):
Interest expense	(204)	(574)	370	-64%
Change in fair value of warrant liability	(1)	197	(198)	-101%
Gain on settlement of obligations	7	-	7	100%
Other income/(expense)	-	4	(4)	-100%
Total other income/(expense)	(198)	(373)	175	-47%
Net income/(loss) before income taxes	(163)	(2,192)	2,029	-93%
Provision from income taxes	(21)	(46)	25	-54%
Net income/(loss)	$(184)	$(2,238)	$2,054	-92%

Sales

Sales increased by $5,418, or 133%, in the three months ended March 31, 2019 as compared to the same period in 2018 primarily as the result of (i) completed work on a material software development project for approximately $2,083, (ii) the recognition of revenue from the sale of software licenses for a project previously recorded as deferred revenue of $1,802 and (iii) revenues from acquired customers of Allure, which were not reflected in 2018. The remaining increase was the result of the continued growth of sales within our key existing customer relationships.

Gross Profit

Gross profit margin increased $2,172 in absolute dollars from $1,509 to $3,681, or 144%, primarily as a result of the increase in sales and an expansion of gross profit margin. Gross profit margin increased to 38.8% in 2019 from 37.1% in 2018 during the same period. The increase in gross profit margin percentage is the result of sales mix during the period, which saw services revenue increase to 82.7% of revenues in the period combined with improvements in hardware cost through increased purchasing power. Gross profit margin from services revenues decreased to 43.9% from 48.6% primarily as the result of one $876 project with a margin below 10%, without which our services gross profit margin was 48.6%.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $194, or 39%, in 2019 compared to 2018. The increase was primarily due to an expansion in the sales organization as a result of the Allure Acquisition and increased participation in industry trade shows in the three months ended March 31, 2019 as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses increased by $52, or 16%, in 2019 compared to 2018 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months.

General and Administrative Expenses

Total general and administrative expenses increased by $587, or 34%, in 2019 compared to 2018, primarily as the result of increased headcount, benefits, rent and office expenses from the Allure Acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $41, or 13%, in 2019 compared to 2018. This decrease was primarily a result of the reduction in amortization expense related to a lower cost basis in intangible assets as certain assets become fully amortized, partially offset by amortization expense recorded on intangible assets acquired in the acquisition of Allure.

Interest Expense

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the three months ended March 31, 2019, the methodology for which is consistent for the three months ended March 31, 2018. The change in the fair value of the warrant liability resulted in a loss in the three months ended March 31, 2019 of $1.

Gain on Settlement of Obligations

During the three months ended March 31, 2019, the Company wrote off obligations of $7 and recognized a gain of $7. There were no such settlements in the three months ended March 31, 2018.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2019	2018	2018	2018	2018
Net sales	$9,484	$5,229	$6,001	$7,179	$4,066
Cost of sales	5,803	3,346	2,260	4,089	2,557
Gross profit	3,681	1,883	3,741	3,090	1,509
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	3,360	3,827	3,919	2,773	3,001
Depreciation/amortization	286	204	330	324	327
Operating (loss)/income	35	(2,148)	(508)	(7)	(1,819)
Other expenses/(income)	219	4,744	370	605	419
Net (loss)/income	$(184)	$(6,892)	$(878)	$(612)	$(2,238)

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

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2019	2018	2018	2018	2018
GAAP net loss	$(184)	$(6,892)	$(878)	$(612)	$(2,238)
Interest expense:
Amortization of debt discount	156	447	415	487	345
Other interest	48	145	273	265	229
Depreciation/amortization	328	311	330	437	391
Income tax expense/(benefit)	21	(214)	(128)	(102)	46
EBITDA	$368	$(6,203)	$12	$475	$(1,227)
Adjustments
Change in warrant liability	1	(602)	(27)	(11)	(197)
Gain on settlement of obligations	(7)	(86)	(169)	(39)	-
Lease termination expense	-	-	-	-	474
Debt conversion expense	-	5,055	-	-	-
CEO share grant compensation expense	-	-	1,000	-	-
Severance charges	-	385	-	-	-
Deal & transaction costs	-	710	-	-	-
Other expense/(income)	-	(1)	6	5	(4)
Adjusted EBITDA	$362	$(742)	$822	$430	$(954)

Liquidity and Capital Resources

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. For the three months ended March 31, 2019 and 2018 we recognized net loss of $184 and $2,238, respectively. As of March 31, 2019, we had cash and cash equivalents of $2,248 and working capital deficit of $5,555, which includes $662 representing current maturities of operating leases brought onto the consolidated balance sheet January 1, 2019 upon adoption of ASU 2016-02.

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

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2018, we had an accumulated deficit of $36,851. The cash flows used in operating activities was $232 and $1,112 for the three months ended March 31, 2019 and 2018, respectively. The cash flows used in operating activities was driven by the Company’s net loss and reductions in deferred revenue and customer deposits combined with collections on accounts receivable, offset partially by an increase in accrued expenses and non-cash expenses including amortization of share-based compensation and debt discount.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was $230 compared to $149 during the same period in 2018. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of March 31, 2019, nor do we anticipate any significant expenditures in 2019.

Financing Activities

Net cash provided by/(used in) financing activities during the three months ended March 31, 2019 was ($8) compared to $1,000 for the same period in 2018. The decrease was the result of no proceeds from related party loans in the three months ended March 31, 2019.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2019.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Based on our evaluation and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of March 31, 2019 and that a material weakness exists as the result of a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management plans to expand the scope of its remediation of its internal controls over financial reporting at the consolidated level and has developed a plan to complete the remediation of the foregoing deficiencies in 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings as of May 9, 2019, and there were no such proceedings pending during the period covered by this Report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

Creative Realities, Inc.

Date: May 9, 2019	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer