Form 10-Q
period 2019-06-30
CREATIVE REALITIES, INC.
filed 2019-08-08
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2019, the registrant had 9,742,786 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,824	$2,718
Accounts receivable, net of allowance of $479 and $583, respectively	6,207	6,479
Unbilled receivables	116	1,202
Work-in-process and inventories, net of reserve of $185 and $207, respectively	768	379
Prepaid expenses and other current assets	495	1,581
Total current assets	9,410	12,359

Operating lease right-of-use assets	1,977	-
Property and equipment, net	1,327	1,230
Intangibles, net	4,757	5,060
Goodwill	18,242	18,900
Other assets	164	179
TOTAL ASSETS	$35,877	$37,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,637	$-
Accrued expenses	6,120	3,847
Deferred revenues	1,312	6,454
Customer deposits	1,889	2,687
Accounts payable	1,714	1,995
Current maturities of operating leases	640	-
Current maturities of finance leases	28	-
Warrant liability	-	21
Total current liabilities	13,340	15,004
Long-term related party loans payable, net of $717 and $1,031 discount, respectively	3,547	3,233
Long-term seller note payable	-	2,303
Long-term obligations under operating leases	1,347	-
Long-term obligations under finance leases	11	-
Deferred tax liabilities	45	128
Other long-term liabilities	-	239
TOTAL LIABILITIES	18,290	20,907
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 9,743 and 9,725 shares issued and outstanding, respectively	97	97
Additional paid-in capital	53,937	53,575
Accumulated deficit	(36,447)	(36,851)
Total shareholders’ equity	17,587	16,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,877	$37,728

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales
Hardware	$1,654	$2,839	$3,295	$4,070
Services and other	7,660	4,340	15,503	7,175
Total sales	9,314	7,179	18,798	11,245
Cost of sales
Hardware	1,311	1,844	2,716	2,944
Services and other	3,775	2,245	8,173	3,702
Total cost of sales	5,086	4,089	10,889	6,646
Gross profit	4,228	3,090	7,909	4,599
Operating expenses:
Sales and marketing expenses	610	538	1,307	1,041
Research and development expenses	394	297	767	618
General and administrative expenses	2,421	1,938	4,711	3,641
Depreciation and amortization expense	308	324	594	651
Lease termination expense	-	-	-	474
Total operating expenses	3,733	3,097	7,379	6,425
Operating income/(loss)	495	(7)	530	(1,826)

Other income (expenses):
Interest expense	(213)	(752)	(417)	(1,326)
Change in fair value of warrant liability	22	11	21	208
Gain on settlement of obligations	6	39	13	39
Other expense	-	(5)	-	(1)
Total other expense	(185)	(707)	(383)	(1,080)
Income/(loss) before income taxes	310	(714)	147	(2,906)
Benefit from provision for income taxes	107	102	86	56
Net income/(loss)	417	(612)	233	(2,850)
Dividends on preferred stock	-	(129)	-	(240)
Net income/(loss) attributable to common shareholders	$417	$(741)	$233	$(3,090)
Basic earnings/(loss) per common share	$0.04	$(0.27)	$0.02	$(1.12)
Diluted earnings/(loss) per common share	$0.04	$(0.27)	$0.02	$(1.12)
Weighted average shares outstanding - basic	9,736	2,763	9,731	2,758
Weighted average shares outstanding - diluted	9,736	2,763	9,731	2,758

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income/(loss)	$233	$(2,850)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	577	651
Amortization of debt discount	314	832
Stock-based compensation	333	177
Change in warrant liability	(21)	(208)
Deferred tax benefit	(83)	(77)
Allowance for doubtful accounts	85	13
Increase in notes due to in-kind interest	-	62
Charge for lease termination	-	474
Gain on settlement of obligations	(13)	(39)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	507	4
Inventories	(389)	389
Prepaid expenses and other current assets	1,086	(290)
Operating lease right of use asset, net	286	-
Other assets	15	50
Accounts payable	(268)	66
Deferred revenue	(5,142)	2,723
Accrued expenses	2,821	830
Deposits	(798)	(95)
Operating lease liabilities, non-current	(276)	-
Other liabilities	(3)	(147)
Net cash (used in)/provided by operating activities	(736)	2,565
Investing activities
Purchases of property and equipment	(382)	(207)
Proceeds from net working capital settlement	210	-
Net cash used in investing activities	(172)	(207)
Financing activities
Issuance of common stock	30	-
Proceeds from related party loans	-	2,100
Principal payments on finance leases	(15)	-
Other financing activities, net	(1)	-
Net cash provided by financing activities	14	2,100
Increase/(decrease) in Cash and Cash Equivalents	(894)	4,458
Cash and Cash Equivalents, beginning of period	2,718	1,003
Cash and Cash Equivalents, end of period	$1,824	$5,461

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2019	9,724,826	$97	$53,616	$(36,864)	$16,849
Shares issued for services	17,960	-	30	-	30
Stock-based compensation	-	-	41	-	41
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	417	417
Balance as of June 30, 2019	9,742,786	$97	$53,937	$(36,447)	$17,587

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Shares issued for services	17,960	-	30	-	30
Stock-based compensation	-	-	82	-	82
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	233	233
Balance as of June 30, 2019	9,742,786	$97	$53,907	$(36,447)	$17,587

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2018	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2018	2,752,742	$28	$30,885	$(28,469)	$2,444
Common stock issued as dividend	26,613	-	-	-	-
Issuance of warrants with debt extension	-	-	543	-	543
Shares issued upon conversion of preferred stock	16,339		124	-	124
Stock-based compensation	-	-	113	-	113
Net loss	-	-	-	(612)	(612)
Balance as of June 30, 2018	2,795,694	$28	$31,665	$(29,081)	$2,612

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2018	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2017	2,752,742	$28	$30,555	$(26,231)	$4,352
Common stock issued as dividend	26,613	-	-	-	-
Issuance of warrants with debt extension	-	-	809	-	809
Shares issued upon conversion of preferred stock	16,339		124	-	124
Stock-based compensation	-	-	177	-	177
Net loss	-	-	-	(2,850)	(2,850)
Balance as of June 30, 2018	2,795,694	$28	$31,665	$(29,081)	$2,612

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

On November 20, 2018, we closed on our acquisition of Allure Global Solutions, Inc. (the “Allure Acquisition”). While the Allure Acquisition expanded our operations, geographical footprint and customer base and also enhanced our current product offerings, the core business of Allure is consistent with the operations of Creative Realties, Inc. and as a result of the Allure Acquisition we did not add different operating activities to our business.

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

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. For the three months ended June 30, 2019 and 2018 we have recognized/(incurred) net income/(losses) of $417 and ($612), respectively. For the six months ended June 30, 2019 and 2018, we recognized/(incurred) net income/(losses) of $233 and ($2,850), respectively. As of June 30, 2019, we had cash and cash equivalents of $1,824 and working capital deficit of $3,930, which includes $640 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

On November 9, 2018, Slipstream Communications, LLC, (“Slipstream”) a related party (see Note 9), extended the maturity date of our term loan and revolving loan to August 16, 2020. Our intent is to refinance our term loan and revolving loan with an unrelated third party during 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase prospectively from 8.0% per annum to 10.0% per annum effective July 1, 2019.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans and (ii) our operational forecast through 2020, we can continue as a going concern through at least August 15, 2020. However, given our historical net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through August 15, 2020. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

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

On May 10, 2019, we reached agreement with Seller on the final net working capital as of the acquisition date resulting in a net cash settlement including a payment to us from Seller in the amount of $210 and a reduction of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our condensed consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666 as of June 30, 2019. The outstanding principal balance of the Amended and Restated Seller Note as of June 30, 2019 is $1,637.

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

The Purchase Agreement contemplates additional consideration of $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, provided that revenues from one specifically-named customer is capped at 70% of their gross revenue as part of the aggregate revenue calculation, for any of (i) the 12-month period ending December 31, 2019, or (ii) any of the next following trailing 12-month periods ending on each of March 31, June 30, September 30 and December 31, 2020.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2019	2018
Raw materials, net of reserve of $185 and $207, respectively	$128	$220
Work-in-process	640	159
Total inventories	$768	$379

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. All of the shares reserved for outstanding stock options and warrants totaling approximately 5,320,162 and 1,759,664 at June 30, 2019 and 2018, respectively, were excluded from the computation of loss per share as they are anti-dilutive. Net income/(loss) attributable to common shareholders for the three months ended June 30, 2019 and 2018 is after dividends on convertible preferred stock of $0 and $129, respectively. Net income/(loss) attributable to common shareholders for the six months ended June 30, 2019 and 2018 is after dividends on convertible preferred stock of $0 and $240, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2019 and December 31, 2018.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the six months ended June 30, 2019 and 2018 (see Note 8).

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

9. Reverse Stock Split

On October 17, 2018, the Company effectuated a l-for-30 reverse stock split of its outstanding common stock. The accompanying financial statements and notes to the financial statements give effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share. Accordingly, the stockholders’ equity for the three- and six-months ended June 30, 2018 reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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

Upon adoption, we recognized total ROU assets of $2,319, with corresponding liabilities of $2,319 on the condensed consolidated balance sheets. This included $54 of pre-existing finance lease ROU assets previously reported in computer equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The net effect of the adoption resulted in an insignificant cumulative effect adjustment to retained earnings on January 1, 2019 but did not impact our prior year consolidated statements of operations, statements of cash flows, or statements of shareholders’ equity.

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

Operating leases are included in operating lease right-of-use assets, current maturities of operating leases, and long-term obligations under operating leases on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of financing leases, and long-term obligations under financing leases on our condensed consolidated balance sheets.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies the disclosure requirements for fair value measurements by removing the requirements to disclose: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) timing of recognizing transfers between levels within the fair value hierarchy; and (iii) valuation processes used for Level 3 fair value measurements. Additionally, the standard now requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. We are currently evaluating the disclosure requirements related to adopting this guidance.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services

The following table disaggregates the Company’s revenue by major source for the three- and six-months ended June 30, 2019:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Hardware	$1,654	$3,295

Services:
Installation Services	1,791	4,163
Software Development Services	4,259	8,235
Managed Services	1,610	3,105
Total Services	7,660	15,503

Total Hardware and Services	$9,314	$18,798

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of June 30, 2019 were $0.

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

NOTE 5: BUSINESS COMBINATION

On November 20, 2018, the Company completed the Allure Acquisition. Pursuant to the Purchase Agreement, the total purchase price was $8,450, which was primarily funded using cash from the Company’s public offering closed on November 19, 2018.

On May 10, 2019, the Company entered a settlement agreement with Seller finalizing the opening balance sheet net working capital in accordance with the Purchase Agreement. The reconciliation of final net working capital compared to the estimated net working capital at the date of the acquisition resulted in a final net working capital below the estimated net working capital by $398. The $398 net working capital deficit was settled via cash payment from the Seller to the Company in the amount of $210, net of past due interest on the Amended and Restated Seller Note of $20 and $168 collected by the Company on certain acquired accounts receivable which, in accordance with the Purchase Agreement, were required to be utilized to pay down the Amended and Restated Seller Note. The preliminary purchase price and related allocation of the purchase price has been updated to reflect the cash settlement. The difference between the total purchase price and the net consideration transferred is driven by the cash acquired in the acquisition. The purchase price allocation remains preliminary as of June 30, 2019 as the Company continues to evaluate certain acquired assets and liabilities.

The revised preliminary purchase price of Allure consisted of the following items:

(in thousands)	Consideration
Cash consideration for stock	$5,902	(1)
Payable to former Allure management	1,021	(2)
Seller note payable	900	(3)
Earnout liability	250	(4)
Total consideration	8,073
Cash acquired	(26	)(5)
Net consideration transferred	$8,047

(1)	Cash consideration for outstanding shares of Allure common stock per Stock Purchase Agreement, after the net adjustment upon finalizing the net working capital settlement on May 10, 2019.

(2)	Represents a payable due to two former members of the Allure management team for a total of $1,250 as a result of the acquisition; 30% due in November 2018 and 70% due in November 2019. The fair value of the payable as of the acquisition date was deemed to be $1,021.

(3)	Represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated for this amount through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the stock purchase agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to net cash settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller. The Seller Note thereby increased from $900 per the Stock Purchase Agreement to $2,303 at the opening balance sheet. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note will require us to make quarterly payments of interest through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

On May 10, 2019, we reached agreement with Seller on the final net working capital as of the acquisition date resulting in a net cash settlement including a payment to us from Seller in the amount of $210 and a reduction of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our condensed consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666 as of June 30, 2019. The outstanding principal balance of the Amended and Restated Seller Note as of June 30, 2019 is $1,637.

(4)	The Stock Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as further described in the underlying agreement. The fair value of the earnout liability was determined to be $250 at the time of acquisition.

(5)	Represents the Allure cash balance acquired at acquisition.

The Company accounted for the Allure Acquisition using the acquisition method of accounting. The revised preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of November 20, 2018. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in thousands)	Total
Accounts receivable	$1,543
Unbilled receivables	221
Inventory	142
Prepaid expenses & other current assets	18
Property and equipment	177
Other assets	7
Identified intangible assets:
Definite-lived trade names	340
Developed technology	1,770
Customer relationships	2,870
Goodwill	3,253
Accounts payable	(331)
Accrued expenses	(447)
Customer deposits	(503)
Deferred revenues	(276)
Accounts payable converted into Seller Note	(737)
Net consideration transferred	$8,047

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

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment is $177.

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

The following unaudited pro forma information for the six months ended June 30, 2018 presents the combined financial results for the Company and Allure, adjusted for Allure’s fiscal year ended March 31, as if the Allure Acquisition had been completed January 1, 2017. Prior to the Allure Acquisition, Allure had a fiscal year reporting from April 1 to March 31 annually. The pro forma financial information set forth below for the six months ended June 30, 2018 includes Allure’s pro forma information for the six month period January 1, 2018 through June 30, 2018. The unaudited information set forth below for the six months ended June 30, 2019 represents the Company’s consolidated results for that period.

	Six Months Ended June 30,
(in thousands, except earnings per common share)	2019	2018
	(unaudited)
Net sales	$18,798	$15,985
Net income/(loss)	$233	$(2,789)
Earnings/(loss) per common share	$0.02	$(0.66)

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company used to determine such fair value. See Note 14 for the inputs used for the probability weighted Black Scholes valuations at June 30, 2019.

		Quote Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Warrant liabilities at December 31, 2018	$21	-	-	$21
Warrant liabilities at June 30, 2019	$-	-	-	$-

The change in level 3 fair value is as follows:

Warrant liability as of December 31, 2018				$21
Decrease in fair value of warrant liability				(21)
Ending warrant liability as of June 30, 2019				$-

As part of the Allure Acquisition, the Stock Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. There were no changes to the assumptions nor adjustments recorded to the fair value of the earnout liability as of June 30, 2019 given limited passage of time in the measurement period and performance in-line with those estimates utilized in developing the initial estimate. The liability is deemed to be Level 3 as the valuation is based on an revenue projections and estimates developed by management as informed by historical results.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 31,
	2019	2018
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Issuance of common stock upon conversion of preferred stock	$-	$125
Issuance of warrants with term loan extensions / revolver draws	$-	$809
Right of offset settlement of Amended and Restated Seller Note	$498	$-
Cash paid during the period for:
Interest	$181	$359
Income taxes, net	$-	$-

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30,		December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,021	$4,635	2,895
Customer relationships	5,330	2,583	5,330	2,477
Trademarks and trade names	1,020	624	1,020	553
	10,985	6,228	10,985	5,925
Accumulated amortization	6,228		5,925
Net book value of amortizable intangible assets	$4,757		$5,060

For the three months ended June 30, 2019 and 2018, amortization of intangible assets charged to operations was $147 and $232, respectively. For the six months ended June 30, 2019 and 2018 amortization of intangible assets charged to operations was $303 and $464, respectively.

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2018:

Total
Balance as of January 1, 2019	$18,900
Adjustments due to adjustments to preliminary purchase price allocation (Note 5)	(658)
Balance as of June 30, 2019	$18,242

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,000	8/16/2020	61,729	8.0% interest (2)
C	8/17/2016	3,000	8/16/2020	588,236	8.0% interest (2)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest (3)
		$5,901		649,965
	Debt discount	(717)
	Total debt	$5,184
	Less current maturities	(1,637)
	Long term debt	$3,547

A – Secured Disbursed Escrow Promissory Note with related party

B – Revolving Loan with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from the Allure Acquisition

(1) 0.0% interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding paid-in-kind (“PIK”) interest); 8.0% cash, when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest)

(2) 8.0% cash interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding PIK interest); 8.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest). The cash portion of the interest rate would increase prospectively from 8.0% to 10.0% per annum effective July 1, 2019.

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

On November 19, 2018, we used proceeds from our public offering to repay Slipstream $1,283, inclusive of $125 of accrued interest, to reduce borrowings under the Loan and Security Agreement to an aggregate of $4,264, comprised of $3,000 term loan, $1,000 revolving loan and $264 secured disbursed escrow promissory note. The condensed consolidated balance sheet includes $27 of accrued interest as of June 30, 2019 representing one month’s interest at 8.0% on the $4,000 outstanding balance.

On November 9, 2018, Slipstream, extended the maturity date of our term loan and revolver loan to August 16, 2020 through the Fifth Amendment to the Loan and Security Agreement. Our intent is to refinance our term loan with an unrelated third party during 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase prospectively from 8.0% per annum to 10.0% per annum effective July 1, 2019.

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

Amended and Restated Seller Note from the Allure Acquisition

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

On May 10, 2019, we reached agreement with Seller on the final net working capital as of the acquisition date resulting in a net cash settlement including a payment to us from Seller in the amount of $210 and a reduction of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our condensed consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666 as of June 30, 2019. The outstanding principal balance of the Amended and Restated Seller Note as of June 30, 2019 is $1,637.

The promissory note will require us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due. The condensed consolidated balance sheet includes $14 of accrued interest as of June 30, 2019 representing all interest accrued under the note since close of the Allure Acquisition. We are able to prepay in whole or in part amounts owing under the promissory note, without penalty, at our option, at any time and from time to time.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39 in the three months ended June 30, 2018.

Settlement of obligations

During the three and six months ended June 30, 2019, the Company wrote off obligations and recognized a gain of $6 and $13, respectively. There were no such settlements in the three and six months ended June 30, 2018.

Litigation

The Company is involved in various legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On December 21, 2018, the Company announced certain restructuring activities following completion of its acquisition of Allure and accrued one-time termination benefits related to severance to the affected employees of $386, $31 of which was paid prior to the year end date. During the three and six months ended June 30, 2019, cash payments for termination benefits of $119 and $211 were paid and a liability of $144 remains included in accrued expenses on the condensed consolidated balance sheet.

NOTE 11: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 9, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Remaining payments due under the agreement as of June 30, 2019 were $867, $300 of which has been paid subsequent to the reporting date as of the date of this filing. Remaining payments of $150 are to be paid on the first day of each month beginning September 1, 2019 through the maturity date, or December 31, 2019. All amounts under this note are included in accounts receivable in current assets as all amounts are expected to be collected within one year of the balance sheet date. Since inception of this agreement up to and through the filing date, all payments due under this agreement have been received from 33 Degrees timely, including monthly interest payments and payments for ongoing services.

Since the Company entered into the payment agreement with 33 Degrees, 33 Degrees has continued to purchase additional hardware and services from the Company, on a prepaid basis, in addition to making payments under the payment agreement. On March 12, 2019, the Company entered into a security agreement and promissory note with 33 Degrees Menu Services, LLC, a subsidiary of 33 Degrees, providing a line of credit of $300 for hardware, installation and SaaS services. Under the agreement, product will be shipped and installed by the Company upon evidence of a valid purchase order from the ultimate payer being provided as collateral.

For the three and six months ended June 30, 2019, the Company had sales to 33 Degrees of $275, or 3.0%, and $470, or 2.5%, respectively, of consolidated revenue. For the three and six months ended June 30, 2018, the Company had sales to 33 Degrees of $618, or 8.6%, and $1,035, or 9.2%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $872, or 13.0%, and $1,933, or 30.0% of consolidated accounts receivable at June 30, 2019 and December 31, 2018, respectively.

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

NOTE 12: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company with a definite life.

For the three and six-months ended June 30, 2019, we reported a tax benefit of $107 and $86, respectively. The tax benefit for the three months ended June 30, 2019 excluded the net unfavorable impact of a discrete item for vesting of restricted stock units in the period. The net deferred tax liability at June 30, 2019 of $45 represents the liability relating to indefinite lived assets. This indefinite lived deferred tax liability is used as a source of taxable income to more likely than not realize some of the Company’s indefinite lived deferred tax assets.

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

As of June 30, 2018, the pro rata portion of earned dividends to be distributed as of June 30, 2018 were the equivalent of 5,536 shares of Series A Convertible Preferred Stock, which represents 26,391 equivalent common shares based on the volume-weighted adjusted price utilized for conversion. The common share dividend was distributed by the Company on June 30, 2018 and is reflected in the issued and outstanding shares on the balance sheet as of that date. The fair value of those common shares issued are reflected at fair value as a dividend on preferred stock in the condensed consolidated statement of operations and do not impact net loss for the period. During the three and six months ended June 30, 2018, accredited investors converted 4,167 shares of Series A Convertible Preferred Stock for 16,339 shares of common stock.

NOTE 14: WARRANTS

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

Listed below are the inputs used for the probability weighted Black Scholes option pricing model valuation for warrants issued during the six months ended June 30, 2019 and 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
1/16/2018	5.00	2.36%	65.07%	$7.80
4/27/2018	5.00	2.80%	65.95%	$6.90

Listed below are the inputs used for the probability weighted Black Scholes option pricing model valuation for those warrants classified in the condensed consolidated balance sheet as liabilities as of June 30, 2019.

Remaining Expected Term at June 30, 2019 (Years)	Risk Free Interest Rate at June 30, 2019	Volatility at June 30, 2019	Stock Price at June 30, 2019
0.14	2.14%	34.79%	$2.30

A summary of outstanding liability and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2019	4,815,047	$4.90	4.34	216,255	$7.34	0.64
Warrants issued	-	-	-	-	-	-
Warrants expired	-	-	-	-	-	-
Balance June 30, 2019	4,815,047	$4.90	3.84	216,255	$7.34	0.14

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$5.40 - $19.50	287,341	6.54	$8.35	217,548	$8.63
$19.51 - $23.70	1,000	4.55	23.70	1,000	$23.70
$23.71 - $367.50	519	3.09	112.30	519	$112.30
	288,860	6.53	$8.59	219,067

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2018	288,860	$8.59
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, June 30, 2019	288,860	$8.59

The weighted average remaining contractual life for options exercisable is 6.02 years as of June 30, 2019.

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

Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation costs included in:
Costs of sales	$-	$-	$-	$(6)
Sales and marketing expense	-	10	-	16
General and administrative expense	291	103	333	167
Total stock-based compensation expense	$291	$113	$333	$177

At June 30, 2019, there was approximately $196 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future forfeitures as they occur.

Stock-based compensation expense is based on awards ultimately expected to vest. ASC 718-10-55 allows companies to either estimate forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates or elect to account for forfeitures as they occur by reversing compensation cost when the award is forfeited. Our accounting policy is to account for forfeitures as they occur by reversing compensation cost in the period in which forfeitures occur.

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which is was deferred on the Company’s balance sheet. During the three-months ended September 30, 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash, non-recurring compensation expense in the period of $1,000. During the three months ended June 30, 2019, the conditions were met for those remaining shares to vest. During the three-months ended June 30, 2019, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash, non-recurring compensation expense in the period of $250.

NOTE 16: SIGNIFICANT CUSTOMERS

Major Customers

We had 4 and 3 customers that in the aggregate accounted for 51% and 40% of accounts receivable as of June 30, 2019 and December 31, 2018, respectively, which includes transactions with 33 Degrees for both periods.

We had 2 customers that accounted for 51% and 67% of revenue for the three months ended June 30, 2019 and 2018, respectively, which includes transactions with related parties. We had 2 customers that accounted for 41% and 59% of revenue for the six months ended June 30, 2019 and 2018, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$8	$16
Interest	1	3
Operating lease cost	197	393
Total lease cost	$206	$412

Weighted Average Remaining Lease Term
Operating leases		3.83 years
Finance leases		1.4 years

Weighted Average Discount Rate
Operating leases		10.0%
Finance leases		13.5%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2019	$335	$17
2020	681	22
2021	630	3
2022	377	-
2023	375	-
Thereafter	-	-
Total undiscounted cash flows	2,398	42
Less imputed interest	(271)	$(4)
Present value of lease liabilities	$2,127	$38

Supplemental cash flow information related to leases are as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$383
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$15

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$-
Finance leases	$-

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

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended
	June 30,		Change
	2019	2018	Dollars	%
Sales	$9,314	$7,179	$2,135	30%
Cost of sales	5,086	4,089	997	24%
Gross profit	4,228	3,090	1,138	37%
Sales and marketing expenses	610	538	72	13%
Research and development expenses	394	297	97	33%
General and administrative expenses	2,421	1,938	483	25%
Depreciation and amortization expense	308	324	(16)	-5%
Total operating expenses	3,733	3,097	636	21%
Operating income/(loss)	495	(7)	502	7,171%
Other income/(expenses):
Interest expense	(213)	(752)	539	-72%
Change in fair value of warrant liability	22	11	11	100%
Gain on settlement of obligations	6	39	(33)	-85%
Other expense	-	(5)	5	-100%
Total other expense	(185)	(707)	522	-74%
Net income/(loss) before income taxes	310	(714)	1,024	143%
Benefit from provision for income taxes	107	102	5	5%
Net income/(loss)	$417	$(612)	$1,029	168%

Sales

Sales increased by $2,135, or 30%, in the three months ended June 30, 2019 compared to the same period in 2018 driven by $1,328 from new customers, $1,160 contributed by legacy Allure customers, partially offset by a reduction of $344 in sales to related parties.

Gross Profit

Gross profit increased $1,138 in absolute dollars from $3,090 to $4,288, or 37%, primarily as a result of the increase in sales. Gross profit margin increased to 45% in the three months ended June 30, 2019 from 43% during the same period in 2018. The increase in gross profit margin percentage is the result of product mix during the period, which was 82% services, including software development services, in 2019.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $72, or 13%, in the three months ended June 30, 2019 compared to the same period in 2018 a result of increased sales headcount following the Allure Acquisition and participation in an increased number of trade shows and customer-facing events.

Research and Development Expenses

Research and development expenses increased by $97, or 33%, in the three months ended June 30, 2019 compared to the same period in 2018 due to increased development headcount as a result of the Allure Acquisition.

General and Administrative Expenses

Total general and administrative expenses increased by $483, or 25%, in the three months ended June 30, 2019 compared to the same period in 2018 as a result of (1) a net increase of $189 in non-recurring, non-cash charges for stock-based compensation expense, primarily driven by $250 from vesting of previously issued performance restricted stock units (“PRSUs”) during the period partially offset by a reduction in stock compensation expense recorded from vesting of stock options as several have fully vested in the most recent twelve month period, (2) $110 of amortized retention bonus expense acquired in the Allure Acquisition, and (3) an increase of $154 in rent expense driven by the additional office from the Allure Acquisition and expanded operations in Louisville, KY, our Corporate headquarters.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $16, or 5%, in the three months ended June 30, 2019 compared to the same period in 2018 due to additional assets as a result of the Allure Acquisition.

Interest Expense

See Note 9 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the three months ended June 30, 2019, the methodology for which is consistent for the three months ended June 30, 2018. The change in the fair value of the warrant liability resulted in a gain in the three months ended June 30, 2019 of $22.

Gain on Settlement of Obligations

During the three months ended June 30, 2019, the Company wrote off obligations and recognized a gain of $6.

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004 which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39 in the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the six months ended
	June 30,		Change
	2019	2018	Dollars	%
Sales	$18,798	$11,245	$7,553	67%
Cost of sales	10,889	6,646	4,243	64%
Gross profit	7,909	4,599	3,310	72%
Sales and marketing expenses	1,307	1,041	266	26%
Research and development expenses	767	618	149	24%
General and administrative expenses	4,711	3,641	1,070	29%
Depreciation and amortization expense	594	651	(57)	-9%
Lease termination expense	-	474	(474)	-100%
Total operating expenses	7,379	6,425	954	15%
Operating income/(loss)	530	(1,826)	2,356	129%
Other income/(expenses):
Interest expense	(417)	(1,326)	909	-69%
Change in fair value of warrant liability	21	208	(187)	-90%
Gain on settlement of obligations	13	39	(26)	-67%
Other expense	-	(1)	1	-100%
Total other expense	(383)	(1,080)	697	-65%
Net income/(loss) before income taxes	147	(2,906)	3,053	105%
Benefit from provision for income taxes	86	56	30	54%
Net income/(loss)	$233	$(2,850)	$3,083	108%

Sales

Sales increased by $7,553, or 67%, in the six months ended June 30, 2019 compared to the same period in 2018 driven by $3,605 from new customers, $2,442 contributed by legacy Allure customers and the remainder through expansion and growth in the pre-existing customer base, partially offset by a reduction of $566 in sales to related parties.

Gross Profit

Gross profit increased $3,310 in absolute dollars from $4,599 to $7,909, or 72% during the six months ended June 30, 2019 versus the same period in the prior year driven by an increase in sales and an increase in services revenue as a percentage of total revenue from 64% to 83%. Gross profit margin increased from 41% for the six months ended June 30, 2018 to 42% in 2019 during the same period.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $266, or 26%, in the six months ended June 30, 2019 compared to the same period in 2018 as a result of increased sales headcount following the Allure Acquisition and participation in an increased number of trade shows and customer-facing events.

Research and Development Expenses

Research and development expenses increased by $149, or 24%, in the six months ended June 30, 2019 compared to the same period in 2018 due to increased development headcount as a result of the Allure Acquisition.

General and Administrative Expenses

Total general and administrative expenses increased by $1,070, or 29%, in the six months ended June 30, 2019 compared to the same period in 2018 primarily as a result of (1) a net increase of $166 in non-recurring, non-cash charges for stock-based compensation expense, primarily driven by $250 from vesting of previously issued performance restricted stock units (“PRSUs”) during the period partially offset by a reduction in stock compensation expense recorded from vesting of stock options as several have fully vested in the most recent twelve month period, (2) $165 of amortized retention bonus expense acquired in the Allure Acquisition, (3) an increase of $273 in rent expense driven by the additional office from the Allure Acquisition and expanded operations in Louisville, KY, our Corporate headquarters, (4) $130 cloud migration costs to combine the legacy Allure and CRI cloud hosting environments, and (5) $154 in additional employment-related costs as a result of the Allure Acquisition.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $57, or 9%, in the six months ended June 30, 2019 compared to the same period in 2018 due to reduced amortization expense related to intangible assets, partially offset by increased depreciation of property and equipment acquired in the Allure Acquisition. Although we added intangible assets as a result of the Allure Acquisition, the amortization periods are longer than of those assets which became fully depreciated in 2018.

Interest Expense

See Note 9 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the six months ended June 30, 2019, the methodology for which is consistent for the six months ended June 30, 2019. The change in the fair value of the warrant liability resulted in a gain in the six months ended June 30, 2019 of $21.

Gain on Settlement of Obligations

During the six months ended June 30, 2019, the Company wrote off obligations and recognized a gain of $13.

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

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2019	2019	2018	2018	2018
Net sales	$9,314	$9,484	$5,229	$6,001	$7,179
Cost of sales	5,086	5,803	3,346	2,260	4,089
Gross profit	4,228	3,681	1,883	3,741	3,090
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	3,425	3,360	3,827	3,919	2,773
Depreciation/amortization	308	286	204	330	324
Operating income/(loss)	495	35	(2,148)	(508)	(7)
Other expenses/(income)	78	219	4,744	370	605
Net income/(loss)	$417	$(184)	$(6,892)	$(878)	$(612)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA has been provided. EBITDA and Adjusted EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA and Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2019	2019	2018	2018	2018
GAAP net income/(loss)	$417	$(184)	$(6,892)	$(878)	$(612)
Interest expense:
Amortization of debt discount	158	156	447	415	487
Other interest, net	55	48	145	273	265
Depreciation/amortization	308	286	204	330	324
Income tax expense/(benefit)	(107)	21	(214)	(128)	(102)
EBITDA	$831	$327	$(6,310)	$12	$362
Adjustments
Change in warrant liability	(22)	1	(602)	(27)	(11)
Gain on settlement of obligations	(6)	(7)	(86)	(169)	(39)
Debt conversion expense	-	-	5,055	-	-
Stock-based compensation	291	42	107	1,099	113
Severance charges	-	-	385	-	-
Deal & transaction costs	-	-	710	-	-
Other expense/(income)	-	-	(1)	6	5
Adjusted EBITDA	$1,094	$363	$(742)	$921	$430

Liquidity and Capital Resources

We have incurred net losses for the years ended December 31, 2018 and 2017 and have negative cash flows from operating activities as of December 31, 2018. For the three months ended June 30, 2019 and 2018 we have recognized/(incurred) net income/(losses) of $417 and ($612), respectively. For the six months ended June 30, 2019 and 2018, we recognized/(incurred) net income/(losses) of $233 and ($2,850), respectively. As of June 30, 2019, we had cash and cash equivalents of $1,824 and working capital deficit of $3,930, which includes $640 representing current maturities of operating leases brought onto the consolidated balance sheet January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

On November 9, 2018, Slipstream Communications, LLC, (“Slipstream”) a related party (see Note 9), extended the maturity date of our term loan and revolving loan to August 16, 2020. Our intent is to refinance our term loan and revolving loan with an unrelated third party in the first half of 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase prospectively from 8.0% per annum to 10.0% per annum effective July 1, 2019.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Based on our evaluation and those criteria, management identified that the Company’s internal control over financial reporting was not effective as of June 30, 2019 and that a material weakness exists as the result of a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Planned Ongoing/Remedial Actions:

●	Since the original determination regarding the material weakness associated with a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis, management of the Company has performed the following to remediate the deficiency:

○	Added additional headcount in the accounting and finance function to support an adequate and timely close process;

○	Created a financial statement close checklist to document the timing, responsibilities and segregation of close duties within and between accounting and finance function personnel;

○	Documented a timeline for the financial statement close process and adhered to the timeline in executing the financial statement close;

○	Performed a Sarbanes-Oxley Section 404a self-assessment of internal controls over financial reporting in the financial statement close process which included identifying, documenting, performance of walk-throughs and testing of the identified internal controls; and

○	Began testing the effectiveness of identified internal controls in the second quarter of 2019, which we expect to continue through the remainder of 2019.

Based on the plan and results generated through executing this plan, Management believes the remediation of the foregoing deficiency will result in elimination of this material weakness during 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We were not party to any material legal proceedings, other than ordinary routine litigation incidental to the business, as of August 8, 2019, and there were no such proceedings pending during the period covered by this Report.

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

Creative Realities, Inc.

Date: August 8, 2019	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer