Form 10-Q/A
period 2019-06-30
CREATIVE REALITIES, INC.
filed 2019-08-14
CIK 1356093

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) of Creative Realities, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, originally filed August 8, 2019 (the “Original Filing”). This Amendment is being filed solely for the purpose of amending and restating Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements (the “MD&A”), and does not disclose events that may have occurred subsequent to the filing date of the Original Filing. The MD&A is amended to include within the Liquidity and Capital Resources section the cash position of the Company with regards to the Company’s operating, investing and financing activities for the six-months period ended June 30, 2019 compared to the six-month period ended June 30, 2018. There are no other changes to the MD&A. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment.

PART 1. FINANCIAL INFORMATION

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

Operating Activities

As of December 31, 2018, we had an accumulated deficit of ($36,851). The cash flows provided by/(used in) operating activities was ($736) and $2,565 for the six months ended June 30, 2019 and 2018, respectively. The cash used in operating activities was driven by the Company’s recognition of revenue from deferred revenue of $5,142 offset by an increase in accrued expenses of approximately $2,000 related to the recognition of the deferred revenue.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was ($172) compared to ($207) during 2018. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of June 30, 2019, nor do we anticipate any significant expenditures in 2019.

Financing Activities

Net cash provided by/(used in) financing activities during the six months ended June 30, 2019 was $14 compared to $2,100 in 2018. The decrease was the result of no proceeds from related party loans in the six months ended June 30, 2019.

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

Creative Realities, Inc.

Date: August 14, 2019	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer