Form 10-Q
period 2019-09-30
CREATIVE REALITIES, INC.
filed 2019-11-07
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 7, 2019, the registrant had 9,774,546 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,240	$2,718
Accounts receivable, net of allowance of $588 and $583, respectively	5,110	6,479
Unbilled receivables	340	1,202
Work-in-process and inventories, net of reserve of $158 and $207, respectively	591	379
Prepaid expenses and other current assets	286	1,581
Total current assets	8,567	12,359

Operating lease right-of-use assets	1,854	-
Property and equipment, net	1,475	1,230
Intangibles, net	4,610	5,060
Goodwill	18,265	18,900
Other assets	156	179
TOTAL ASSETS	$34,927	$37,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,637	$-
Accrued expenses	5,791	3,847
Deferred revenues	927	6,454
Customer deposits	1,689	2,687
Accounts payable	1,341	1,995
Current maturities of operating leases	643	-
Current maturities of finance leases	25	-
Warrant liability	-	21
Total current liabilities	12,053	15,004
Long-term related party loans payable, net of $612 and $1,031 discount, respectively	3,652	3,233
Long-term seller note payable	-	2,303
Long-term obligations under operating leases	1,225	-
Long-term obligations under finance leases	6	-
Deferred tax liabilities	99	128
Other long-term liabilities	-	239
TOTAL LIABILITIES	17,035	20,907
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 9,756 and 9,725 shares issued and outstanding, respectively	98	97
Additional paid-in capital	53,999	53,575
Accumulated deficit	(36,205)	(36,851)
Total shareholders’ equity	17,892	16,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,927	$37,728

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales
Hardware	$2,034	$1,517	$5,329	$5,587
Services and other	4,689	4,484	20,192	11,659
Total sales	6,723	6,001	25,521	17,246
Cost of sales
Hardware	1,484	838	4,200	3,782
Services and other	1,933	1,422	10,106	5,124
Total cost of sales	3,417	2,260	14,306	8,906
Gross profit	3,306	3,741	11,215	8,340
Operating expenses:
Sales and marketing expenses	523	425	1,830	1,466
Research and development expenses	306	261	1,073	879
General and administrative expenses	2,113	3,233	6,824	6,874
Depreciation and amortization expense	278	330	872	981
Lease termination expense	-	-	-	474
Total operating expenses	3,220	4,249	10,599	10,674
Operating income/(loss)	86	(508)	616	(2,334)

Other income/(expenses):
Interest expense	(199)	(688)	(616)	(2,014)
Change in fair value of warrant liability	-	27	21	235
Gain on settlement of obligations	406	169	419	208
Other expense	-	(6)	-	(7)
Total other income/(expense)	207	(498)	(176)	(1,578)
Income/(loss) before income taxes	293	(1,006)	440	(3,912)
Benefit from / (provision for) income taxes	(51)	128	35	184
Net income/(loss)	242	(878)	475	(3,728)
Dividends on preferred stock	-	(105)	-	(345)
Net income/(loss) attributable to common shareholders	$242	$(983)	$475	$(4,073)
Basic earnings/(loss) per common share	$0.02	$(0.31)	$0.05	$(1.34)
Diluted earnings/(loss) per common share	$0.02	$(0.35)	$0.05	$(1.47)
Weighted average shares outstanding - basic	9,756	2,814	9,739	2,777
Weighted average shares outstanding - diluted	9,756	2,814	9,739	2,777

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income/(loss)	$475	$(3,728)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	847	981
Amortization of debt discount	419	1,247
Stock-based compensation	395	1,276
Change in warrant liability	(21)	(235)
Deferred tax benefit	(29)	(197)
Allowance for doubtful accounts	194	60
Increase in notes due to in-kind interest	-	106
Charge for lease termination	-	474
Gain on settlement of obligations	(419)	(208)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	1,739	249
Inventories	(212)	460
Prepaid expenses and other current assets	1,295	(219)
Operating lease right of use asset, net	409	-
Other assets	23	(15)
Accounts payable	(235)	(573)
Deferred revenue	(5,527)	31
Accrued expenses	2,491	(1,041)
Deposits	(990)	11
Operating lease liabilities	(395)	-
Other liabilities	(3)	(27)
Net cash provided by/(used in) operating activities	456	(1,348)
Investing activities
Purchases of property and equipment	(652)	(255)
Proceeds from net working capital settlement	210	-
Net cash used in investing activities	(442)	(255)
Financing activities
Issuance of common stock	30	-
Proceeds from related party loans	-	2,100
Repayment of seller note	(498)	-
Other financing activities, net, including principal payments on finance leases	(24)	-
Net cash (used in)/provided by financing activities	(492)	2,100
Increase/(decrease) in Cash and Cash Equivalents	(478)	497
Cash and Cash Equivalents, beginning of period	2,718	1,003
Cash and Cash Equivalents, end of period	$2,240	$1,500

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
Three months ended September 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of June 30, 2019	9,742,786	$97	$53,937	$(36,447)	$17,587
Shares issued to directors as compensation	13,590	1	31	-	32
Stock-based compensation	-	-	31	-	31
Net income	-	-	-	242	242
Balance as of September 30, 2019	9,756,376	$98	$53,999	$(36,205)	$17,892

			Additional
	Common Stock		paid in	Accumulated
Nine months ended September 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Shares issued for services	17,960	-	30	-	30
Shares issued to directors as compensation	13,590	1	31	-	32
Stock-based compensation	-	-	113	-	113
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	475	475
Balance as of September 30, 2019	9,756,376	$98	$53,999	$(36,205)	$17,892

			Additional
	Common Stock		paid in	Accumulated
Three months ended September 30, 2018	Shares	Amount	capital	(Deficit)	Total
Balance as of June 30, 2018	2,795,694	$28	$31,665	$(29,081)	$2,612
Vesting of performance shares previously granted to CEO	166,667	2	998	-	1,000
Stock-based compensation	-	-	99	-	99
Net loss	-	-	-	(878)	(878)
Balance as of September 30, 2018	2,962,361	$30	$32,762	$(29,959)	$2,833

			Additional
	Common Stock		paid in	Accumulated
Nine months ended September 30, 2018	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2017	2,752,742	$28	$30,555	$(26,231)	$4,352
Common stock issued as dividend	26,613	-	-	-	-
Issuance of warrants with debt extension	-	-	809	-	809
Shares issued upon conversion of preferred stock	16,339		124	-	124
Vesting of performance shares previously granted to CEO	166,667	2	998	-	1,000
Stock-based compensation	-	-	276	-	276
Net loss	-	-	-	(3,728)	(3,728)
Balance as of September 30, 2018	2,962,361	$30	$32,762	$(29,959)	$2,833

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation, and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities as of December 31, 2018. For the three months ended September 30, 2019 and 2018 we have recognized/(incurred) net income/(losses) of $242 and ($878), respectively. For the nine months ended September 30, 2019 and 2018, we recognized/(incurred) net income/(losses) of $475 and ($3,728), respectively. As of September 30, 2019, we had cash and cash equivalents of $2,240 and working capital deficit of $3,486, which includes $640 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

On November 9, 2018, Slipstream Communications, LLC, an Anguillan limited liability company, (“Slipstream”) a related party (see Note 9), extended the maturity date of our term loan and revolving loan to August 16, 2020. Our intent is to refinance our term loan and revolving loan with an unrelated third party during 2019. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase prospectively from 8.0% per annum to 10.0% per annum effective July 1, 2019.

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans and (ii) our operational forecast through 2020, we can continue as a going concern through at least November 8, 2020. However, given our historical net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through November 15, 2020. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Acquisitions

Acquisition of Allure Global Solutions, Inc.

On September 20, 2018, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Christie Digital Systems, Inc. (“Seller”) to acquire the capital stock of Allure Global Solutions, Inc. (“Allure”), a wholly owned subsidiary of Seller (the “Allure Acquisition”). Allure is an enterprise software development company providing software solutions, a suite of complementary services, and ongoing support for an array of digital media and POS solutions. Allure provides a wide range of products for the theatre, restaurant, convenience store, theme park, and retail spaces and works to create, develop, deploy, and maintain enterprise software solutions including those designed specifically to integrate, manage, and power ambient client-owned networks. Those networks manage data and marketing content that has been designed and proven to influence consumer purchase behavior. The Allure Acquisition closed on November 20, 2018.

Subject to the terms and conditions of the Purchase Agreement, upon the closing of the Allure Acquisition, we acquired ownership of all of Allure’s issued and outstanding capital shares in consideration for a total purchase price of approximately $8,450, subject to a post-closing working capital adjustment. Of this purchase price amount, we paid $6,300 in cash. Of the remaining purchase price amount, approximately $1,250 is to be paid to former management of Allure, and approximately $900 is due from Allure to Seller, under an existing Seller note which was amended and restated for this reduced amount (as so amended and restated, the “Amended and Restated Seller Note”). The Amended and Restated Seller Note accrues interest at 3.5% per annum and requires us to make quarterly payments of interest only through February 19, 2020, on which date the Amended and Restated Seller Note will mature and all remaining amounts owing thereunder will be due. We are able to prepay in whole or in part amounts owing under the Amended and Restated Seller Note, without penalty, at our option, at any time and from time to time.

On May 10, 2019, we reached a settlement agreement with Seller on, among other things, the final net working capital as of the acquisition date resulting in (i) a payment to us from Seller in the amount of $210, and (ii) a reduction of the amount due under the Amended and Restated Seller Note of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and (b) $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our condensed consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666 as of June 30, 2019. The outstanding principal balance of the Amended and Restated Seller Note as of September 30, 2019 is $1,637.

The Amended and Restated Seller Note is convertible into shares of our common stock at Seller’s option on or after May 19, 2019, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the Amended and Restated Seller Note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the Allure Acquisition. We will grant Seller customary registration rights for the shares of our common stock issuable upon conversion of the Amended and Restated Seller Note.

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

See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the Company’s Allure Acquisition.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the applicable instructions to Form 10-Q and Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2019	2018
Raw materials, net of reserve of $158 and $207, respectively	$265	$220
Work-in-process	326	159
Total inventories	$591	$379

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. All of the shares reserved for outstanding stock options and warrants totaling approximately 5,021,888 and 1,787,029 at September 30, 2019 and 2018, respectively, were excluded from the computation of income/(loss) per share as they are anti-dilutive. Net income/(loss) attributable to common shareholders for the three months ended September 30, 2019 and 2018 is after dividends on convertible preferred stock of $0 and $105, respectively. Net income/(loss) attributable to common shareholders for the nine months ended September 30, 2019 and 2018 is after dividends on convertible preferred stock of $0 and $345, respectively.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2019 and December 31, 2018.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the nine months ended September 30, 2019 and 2018 (see Note 8).

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

10. Leases

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

On January 1, 2019, we adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expanded the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The adoption had no impact to the Company’s consolidated financial statements.

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

On January 1, 2019, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which aimed to address concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. Prior to adoption, an entity was required to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performed Step 2 by comparing the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. As a result of adoption, in completing our annual impairment testing of goodwill as of September 30, 2019, we applied a one-step quantitative test and would have recorded the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. There was no impact on our condensed consolidated financial statements as the result of adoption.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables and loans, entities will be required to estimate lifetime expected credit losses. The amendments are effective for public business entities that qualify as smaller reporting companies for fiscal years and interim periods beginning after December 15, 2022. We are currently evaluating the disclosure requirements related to adopting this guidance.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services

The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2019:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Hardware	$2,034	$5,329

Services:
Installation Services	2,143	6,306
Software Development Services	695	8,930
Managed Services	1,851	4,956
Total Services	4,689	20,192

Total Hardware and Services	$6,723	$25,521

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of September 30, 2019 were $1,428. We expect to recognize $1,428 during the three months ended December 31, 2019.

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

On May 10, 2019, the Company entered a settlement agreement with Seller finalizing the opening balance sheet net working capital in accordance with the Purchase Agreement. The reconciliation of final net working capital compared to the estimated net working capital at the date of the acquisition resulted in a final net working capital below the estimated net working capital by $398. The $398 net working capital deficit was settled via cash payment from Seller to the Company in the amount of $210, net of past due interest on the Amended and Restated Seller Note of $20 and $168 collected by the Company on certain acquired accounts receivable which, in accordance with the Purchase Agreement, were required to be utilized to pay down the Amended and Restated Seller Note. The preliminary purchase price and related allocation of the purchase price has been updated to reflect the cash settlement. The difference between the total purchase price and the net consideration transferred is driven by the cash acquired in the acquisition. The purchase price allocation remains preliminary as of September 30, 2019 as the Company continues to evaluate certain acquired assets and liabilities.

The revised preliminary purchase price of Allure consisted of the following items:

(in thousands)	Consideration
Cash consideration for stock	$5,902	(1)
Payable to former Allure management	1,021	(2)
Seller note payable	900	(3)
Earnout liability	250	(4)
Total consideration	8,073
Cash acquired	(26	)(5)
Net consideration transferred	$8,047

(1)	Cash consideration for outstanding shares of Allure common stock per the Purchase Agreement, after the net adjustment upon finalizing the net working capital settlement on May 10, 2019.

(2)	Represents a payable due to two former members of the Allure management team for a total of $1,250 as a result of the acquisition: 30% due in November 2018 and 70% due in November 2019. The fair value of the payable as of the acquisition date was deemed to be $1,021.

(3)	Represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated for this amount through the Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the stock purchase agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with Seller to net cash settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller. The Seller Note (as amended and restated below, the “Amended and Restated Seller Note”) thereby increased from $900 per the Purchase Agreement to $2,303 at the opening balance sheet. The Amended and Restated Seller Note accrues interest at 3.5% per annum and requires us to make quarterly payments of interest only through February 19, 2020, on which date the Amended and Restated Seller Note will mature and all remaining amounts owing thereunder will be due. We are able to prepay the Amended and Restated Seller Note in whole or in part, without penalty, at our option, at any time and from time to time.

On May 10, 2019, we reached a settlement agreement with Seller on, among other things, the final net working capital as of the acquisition date resulting in (i) a payment to us from Seller in the amount of $210 and (ii) a reduction of the amount due under the Amended and Restated Seller Note of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to Seller and (b) $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our condensed consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666 as of June 30, 2019. The outstanding principal balance of the Amended and Restated Seller Note as of September 30, 2019 is $1,637.

(4)	The Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, as further described in the Purchase Agreement. The fair value of the earnout liability was determined to be $250 at the time of acquisition.

(5)	Represents the Allure cash balance acquired at acquisition.

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

(in thousands)	Total
Accounts receivable	$1,512
Unbilled receivables	221
Inventory	142
Prepaid expenses & other current assets	18
Property and equipment	177
Other assets	7
Identified intangible assets:
Definite-lived trade names	340
Developed technology	1,770
Customer relationships	2,870
Goodwill	3,276
Accounts payable	(331)
Accrued expenses	(447)
Customer deposits	(494)
Deferred revenues	(276)
Accounts payable converted into Seller Note	(738)
Net consideration transferred	$8,047

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

The following unaudited pro forma information for the nine months ended September 30, 2018 presents the combined financial results for the Company and Allure, adjusted for Allure’s fiscal year ended March 31, as if the Allure Acquisition had been completed January 1, 2017. Prior to the Allure Acquisition, Allure had a fiscal year reporting from April 1 to March 31 annually. The pro forma financial information set forth below for the nine months ended September 30, 2018 includes Allure’s pro forma information for the nine month period January 1, 2018 through September 30, 2018. The unaudited information set forth below for the nine months ended September 30, 2019 represents the Company’s consolidated results for that period.

	Nine Months Ended September 30,
(in thousands, except earnings per common share)	2019	2018
	(unaudited)
Net sales	$25,521	$25,306
Net income/(loss)	$475	$(3,865)
Earnings/(loss) per common share	$0.05	$(0.41)

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

The Company previously recorded warrant liabilities that were measured at fair value on a recurring basis using a binomial option pricing model. The warrant liabilities were classified as Level 3 and were determined to have a fair value of $21 as of December 31, 2018. The warrant liabilities had been previously decreased to $0 as of June 30, 2019. All of the Company’s outstanding warrants classified as liabilities expired during the three months ended September 30, 2019.

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. There were no changes to the assumptions nor adjustments recorded to the fair value of the earnout liability as of September 30, 2019 given limited passage of time in the measurement period and performance in-line with those estimates utilized in developing the initial estimate. The liability is deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2019	2018
Supplemental non-cash Investing and Financing Activities
Issuance of common stock upon conversion of preferred stock	$-	$125
Issuance of warrants with term loan extensions / revolver draws	$-	$809

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$108	$136
Income taxes, net	$15	$24

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,084	$4,635	2,895
Customer relationships	5,330	2,631	5,330	2,477
Trademarks and trade names	1,020	660	1,020	553
	10,985	6,375	10,985	5,925
Accumulated amortization	6,375		5,925
Net book value of amortizable intangible assets	$4,610		$5,060

For the three months ended September 30, 2019 and 2018, amortization of intangible assets charged to operations was $147 and $232, respectively. For the nine months ended September 30, 2019 and 2018 amortization of intangible assets charged to operations was $451 and $696, respectively.

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2018:

Total
Balance as of January 1, 2019	$18,900
Adjustments due to adjustments to preliminary purchase price allocation (Note 5)	(635)
Balance as of September 30, 2019	$18,265

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

On January 1, 2019, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which aimed to address concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. The Company performed its annual goodwill impairment test at September 30, 2019.

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the preceding three years. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2019.

The Company recognizes that any changes in our actual fourth quarter 2019 or projected 2020 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,000	6/30/2021	61,729	10.0% interest (2)
C	8/17/2016	3,000	6/30/2021	588,236	10.0% interest (2)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest (3)
		$5,901		649,965
	Debt discount	(612)
	Total debt	$5,289
	Less current maturities	(1,637)
	Long term debt	$3,652

A – Secured Disbursed Escrow Promissory Note with related party

B – Revolving Loan with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from the Allure Acquisition

(1) 0.0% interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding paid-in-kind (“PIK”) interest); 10.0% cash, when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest)

(2) 10.0% cash interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,000 in principal (disregarding PIK interest); 10.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,000 in principal (disregarding PIK interest).

(3) 3.5% simple cash interest per annum; interest payable quarterly with the first payment due on December 31, 2018 with payments of accrued interest continuing quarterly thereafter until the maturity date of February 20, 2020.

The foregoing obligations are secured by all of the tangible assets of the co-makers pursuant to the terms of an amended and restated security agreement.

Term Notes and Secured Disbursed Escrow Promissory Note

On August 17, 2016, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Slipstream Communications, LLC, an Anguillan limited liability company (“Slipstream”), and obtained a $3.0 million term loan (the “Term Loan”), with interest thereon at 8% per annum. The Term Loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions).

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1.0 million revolving loan (the “Revolving Loan”), with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the Revolving Loan, we issued Slipstream a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants was $266, which was accounted for as an additional debt discount and is being amortized over the remaining life of the Revolving Loan.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1.1 million Revolving Loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000 then interest rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, no interest accrues on any portion of the outstanding Disbursed Escrow Loan. The Revolving Loan was originally set to mature on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the Revolving Loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which was accounted for as an additional debt discount and is being amortized over the remaining life of the Revolving Loan.

The Fourth Amendment also included our issuance to Slipstream a Secured Disbursed Escrow Promissory Note (the “Disbursed Escrow Note”), and, effective June 30, 2018 we drew $264 thereon in conjunction with our exit from a previously leased operating facility. The principal amount of the Disbursed Escrow Note bears simple interest at the 8%; provided, that the Disbursed Escrow Note accrues no interest when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) is at or below $4,000.

On November 19, 2018, we used proceeds from our public offering to repay Slipstream $1,283, inclusive of $125 of accrued interest, to reduce borrowings under the Loan Agreement to an aggregate of $4,264, comprised of $3,000 Term Loan, $1,000 Revolving Loan and $264 Disbursed Escrow Note. The condensed consolidated balance sheet includes $33 of accrued interest as of September 30, 2019 representing one month’s interest at 8.0% on the $4,000 outstanding balance.

On November 9, 2018, Slipstream extended the maturity date of the Term Loan and Revolver Loan to August 16, 2020 through the Fifth Amendment to the Loan and Security Agreement. Our current intent is to refinance our Term Loan with an unrelated third party during 2019. In conjunction with the extension of the maturity date of our Term Loan, the cash portion of the interest rate increased from 8.0% per annum to 10.0% per annum effective July 1, 2019.

On November 6, 2019, Slipstream extended the maturity date of the Term Loan and Revolver Loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning their maturity date with that of the Disbursed Escrow Note.

See Note 14 for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

On October 29, 2018, Slipstream, the holder of convertible promissory notes, agreed to convert $4,955 of outstanding principal, including paid-in-kind interest and all accrued interest thereon into shares of our common stock and warrants at a conversion price equal to the lower of $7.65, or 80% of the price at which shares of common stock were sold in the Public Offering. The conversion was contingent upon (i) the conversion of the Company’s Series A Preferred Stock, and (ii) the successful completion of a Public Offering of at least $10 million, each of which were successfully completed on November 19, 2018. In exchange for participation in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and Slipstream’s execution of a lock-up agreement, Slipstream received, as a one-time incentive, additional common stock and warrants in such number that decreased the effective conversion price of the convertible notes to 70% of the lowest of those scenarios outlined above. Upon completion of the Company’s Public Offering on November 19, 2018, the convertible promissory notes were converted into shares of the Company’s common stock. The Company issued 653,062 shares of common stock at the stated conversion rate and an additional 1,386,090 shares of common stock in exchange for conversion of the convertible promissory notes as a result of the one-time incentive. The lock-up agreement applied to all shares of common stock and warrants issued to Slipstream.

Amended and Restated Seller Note from the Allure Acquisition

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated through the Purchase Agreement as part of the Allure Acquisition. The Amended and Restated Seller Note accrues interest at 3.5% per annum and requires us to make quarterly payments of interest only through February 19, 2020, on which date the Amended and Restated Seller Note will mature and all remaining amounts owing thereunder will be due. The condensed consolidated balance sheet includes $14 of accrued interest as of September 30, 2019 representing all interest accrued under the Amended and Restated Seller Note since close of the Allure Acquisition. We are able to prepay in whole or in part amounts owing under the Amended and Restated Seller Note, without penalty, at our option, at any time and from time to time.

The Amended and Restated Seller Note is convertible into shares of Creative Realities common stock, at Seller’s option on or after May 19, 2019, at an initial conversion price of $8.40 per share, subject to customary equitable adjustments. Conversion of all amounts owing under the Amended and Restated Seller Note will be mandatory if the 30-day volume-weighted average price of our common stock exceeds 200% of the common stock trading price at the closing of the acquisition. We granted Seller customary registration rights for the shares of our common stock issuable upon conversion of the promissory note.

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

Settlement of obligations

During the three and nine months ended September 30, 2019, through settlements of liabilities no longer deemed valid, the Company wrote off obligations and recognized a gain of $406 and $419, respectively. During the three and nine months ended September 30, 2018, the Company wrote off obligations and recognized a gain of $169 and $208, respectively.

Litigation

(a) On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of Allure for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. This case is in the early stages of litigation and, as a result, the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible recovery, or range of recovery, if any.

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. As of the date of this filing, no formal legal action had been taken by the customer against the Company and, as a result, the outcome of this matter is unclear, so the Company is unable to reasonably estimate the possible loss, or range of loss, if any.

The Company has notified its insurance company and Seller on notice of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

(b) The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

Termination benefits

On December 21, 2018, the Company announced certain restructuring activities following completion of its acquisition of Allure and accrued one-time termination benefits related to severance to the affected employees of $386, $31 of which was paid prior to the year-end date. During the three and nine months ended September 30, 2019, cash payments for termination benefits of $84 and $295 were paid and a liability of $60 remains included in accrued expenses on the condensed consolidated balance sheet.

NOTE 11: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 9, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulates a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. Remaining payments due under the agreement as of September 30, 2019 were $417, $300 of which has been paid subsequent to the reporting date as of the date of this filing. Remaining payments of $117 are to be paid on December 1, 2019. All amounts under this note are included in accounts receivable in current assets, as all amounts are expected to be collected within one year of the balance sheet date. Since inception of this agreement up to and through the filing date, all payments due under this agreement have been received from 33 Degrees timely, including monthly interest payments and payments for ongoing services.

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

For the three and nine months ended September 30, 2019, the Company had sales to 33 Degrees of $279, or 4.2%, and $750, or 2.9%, respectively, of consolidated revenue. For the three and nine months ended September 30, 2018, the Company had sales to 33 Degrees of $235, or 3.9%, and $1,265, or 7.3%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $517, or 9.1%, and $1,933, or 30.0% of consolidated accounts receivable at September 30, 2019 and December 31, 2018, respectively.

On November 6, 2019, Slipstream extended the maturity date of the Term Loan and Revolving Loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of such loans with the maturity date of the Disbursed Escrow Note. See Note 9 for additional information regarding the loans.

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

For the three and nine months ended September 30, 2019, we reported a tax expense/(benefit) of $51 and ($35), respectively. The net deferred tax liability at September 30, 2019 of $99 represents the liability relating to indefinite lived assets. This indefinite lived deferred tax liability may be considered a source of taxable income and reduced by certain indefinite lived deferred tax assets that will never expire, subject to statutory limitations.

NOTE 13: CONVERTIBLE PREFERRED STOCK

Our Series A Convertible Preferred Stock (the “preferred stock”) entitled its holders to a 6% dividend, payable semi-annually in cash or in kind through the three-year anniversary of the original issue date, and from and after such three-year anniversary, payable in shares of common stock. The three-year anniversary of the initial investment date occurred during the second half of 2017 for $5,200 and the first quarter of 2018 for the remaining $300 originally issued preferred stock and therefore dividends on those investments will be paid via issuance of common shares at all future dividend dates.

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

During the three and nine months ended September 30, 2018, accredited investors converted 124,985 shares of preferred stock for 16,339 shares of common stock.

NOTE 14: WARRANTS

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment and subsequently adjusted to $6.25 in November 2018). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, under which we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $6.09 in November 2018). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Listed below are the inputs used for the probability weighted Black Scholes option pricing model valuation for warrants issued during the nine months ended September 30, 2019 and 2018.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
1/16/2018	5.00	2.36%	65.07%	$7.80
4/27/2018	5.00	2.80%	65.95%	$6.90

A summary of outstanding liability and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2019	4,815,047	$4.90	4.34	216,255	$7.34	0.64
Warrants issued	-	-	-	-	-	-
Warrants expired	(82,019)	8.25	-	(216,255)	7.34	-
Balance September 30, 2019	4,733,028	$4.84	3.66	-	$-	-

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$5.40 - $19.50	287,341	6.29	$8.35	238,381	$8.53
$19.51 - $23.70	1,000	4.29	23.70	1,000	$23.70
$23.71 - $367.50	519	2.83	112.30	519	$112.30
	288,860	6.27	$8.59	239,900

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2018	288,860	$8.59
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Balance, September 30, 2019	288,860	$8.59

The weighted average remaining contractual life for options exercisable is 5.88 years as of September 30, 2019.

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

Compensation expense recognized for the issuance of both stock options to employees and common stock to directors for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation costs included in:
Costs of sales	$-	$6	$-	$-
Sales and marketing expense	-	(16)	-	-
General and administrative expense	62	1,109	395	1,276
Total stock-based compensation expense	$62	$1,099	$395	$177

At September 30, 2019, there was approximately $166 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future forfeitures as they occur.

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

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which is was deferred on the Company’s balance sheet. During the three-months ended September 30, 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash compensation expense in the period of $1,000. During the three months ended June 30, 2019, the conditions were met for those remaining shares to vest. During the three-months ended June 30, 2019, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash compensation expense in the period of $250.

NOTE 16: SIGNIFICANT CUSTOMERS

Major Customers

We had 1 and 3 customers that in the aggregate accounted for 11% and 40% of accounts receivable as of September 30, 2019 and December 31, 2018, respectively, which includes transactions with 33 Degrees for both periods.

We had 1 and 2 customers that accounted for 13% and 56% of revenue for the three months ended September 30, 2019 and 2018, respectively. We had 1 and 2 customers that accounted for 23% and 56% of revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$8	$25
Interest	1	4
Operating lease cost	172	565
Total lease cost	$181	$594

Weighted Average Remaining Lease Term
Operating leases		3.6 years
Finance leases		1.2 years

Weighted Average Discount Rate
Operating leases		10.0%
Finance leases		13.5%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2019	$168	$8
2020	681	22
2021	630	3
2022	377	-
2023	375	-
Thereafter	-	-
Total undiscounted cash flows	2,231	33
Less imputed interest	(363)	$(3)
Present value of lease liabilities	$1,868	$30

Supplemental cash flow information related to leases are as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$551
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$23

NOTE 18: SUBSEQUENT EVENTS

Extension of Maturity Date of Debt

On November 6, 2019, Slipstream extended the maturity date of our Term Loan and Second Revolver Loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of those loans with that of the Disbursed Escrow Note.

Director Resignation; Election of Successor

Effective November 8, 2019, Alec Machiels is resigning as a member of the Company’s Board of Directors (the “Board”) and Chairman of the Board. The Board elected Dennis McGill as Mr. Machiels’ successor, effective November 8, 2019. The Board elected Mr. McGill to serve as the Company’s Chairman of the Board.

Consulting Agreement

On November 7, 2019, the Company and Dennis McGill executed a Consulting Agreement (the “Consulting Agreement”). The term of the Consulting Agreement is one year, and it automatically renews for successive one-year periods. Either party may terminate the Consulting Agreement at any time upon 30 days’ written notice. Under the Consulting Agreement, Mr. McGill will receive compensation of $5,000 per month in cash in exchange for general business and strategy consulting services to the Company.

Option Agreement

On November 7, 2019, the Company and Mr. McGill also executed an Option Agreement (the “Option Agreement”). Under the Option Agreement, Mr. McGill has the option to purchase 25,000 shares of the Company’s common stock under the Company’s 2014 Stock Incentive Plan. The options have an exercise price of $1.88 per share, which was the closing price of the Company’s common stock as reported on Nasdaq on the date prior to the date of the Option Agreement. The options vest in three equal annual installments beginning on the one-year anniversary of the date of the Option Agreement, provided that Mr. McGill must continue to serve as a director of the Company.

Executive Bonus

On November 6, 2019, the Board approved payment of a $150 cash bonus to Richard Mills, the Company’s Chief Executive Officer, for his significant contributions to the Company’s performance in 2018.

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

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation, and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change. The Company acquired Allure Global Solutions, Inc. effective November 2018.

	For the three months ended
	September 30,		Change
	2019	2018	Dollars	%
Sales	$6,723	$6,001	$722	12%
Cost of sales	3,417	2,260	1,157	51%
Gross profit	3,306	3,741	(435)	-12%
Sales and marketing expenses	523	425	98	23%
Research and development expenses	306	261	45	17%
General and administrative expenses	2,113	3,233	(1,120)	-35%
Depreciation and amortization expense	278	330	(52)	-16%
Total operating expenses	3,220	4,249	(1,029)	-24%
Operating income/(loss)	86	(508)	594	-121%
Other income/(expenses):
Interest expense	(199)	(688)	489	-71%
Change in fair value of warrant liability	-	27	(27)	-100%
Gain on settlement of obligations	406	169	237	140%
Other expense	-	(6)	6	-100%
Total other expense	207	(498)	705	-142%
Net income/(loss) before income taxes	293	(1,006)	1,299	-129%
Benefit from / (provision for) income taxes	(51)	128	(179)	-140%
Net income/(loss)	$242	$(878)	$1,120	-128%

Sales

Sales increased by $722, or 12%, in the three months ended September 30, 2019 compared to the same period in 2018 driven by $1,248 from new customers in 2019 and $1,228 contributed by legacy Allure customers. During the three months ended September 30, 2018 the Company completed work on a single, material software development project with a longstanding client, for which approximately $2,375 was recognized in the three months ended September 30, 2018 and for which no similar project was completed in the same period in 2019.

Gross Profit

Gross profit decreased $435 in absolute dollars from $3,741 to $3,306, or 12%, primarily as a result of a single, material software development project which was recorded in the three months ended September 30, 2018 which had no equivalent in the current year. Excluding that project, the Company generated gross margin of approximately $2,316 during the three months ended September 30, 2018.

Gross profit margin decreased to 49.2% in the three months ended September 30, 2019 from 62.3% during the same period in 2018, primarily as a result of the material software development project recorded during the three months ended September 30, 2018.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $98, or 23%, in the three months ended September 30, 2019 compared to the same period in 2018 a result of increased sales headcount following the Allure Acquisition and participation in an increased number of trade shows and customer-facing events.

Research and Development Expenses

Research and development expenses increased by $45, or 17%, in the three months ended September 30, 2019 compared to the same period in 2018 due to increased development headcount as a result of the Allure Acquisition.

General and Administrative Expenses

Total general and administrative expenses decreased by $1,120, or 35%, in the three months ended September 30, 2019 compared to the same period in 2018 as a result of (1) $1,000 reduction in compensation expense related to shares of common stock granted to our current CEO during the three months ended September 30, 2018 which did not recur in 2019, (2) $90 reduction in salaries, benefits and related taxes due to headcount reductions post-integration of the Allure Acquisition, and (3) $167 reduction in transaction/deal costs which were incurred during 2018 as part of the Allure Acquisition, partially offset by a (1) $144 increase in rent as a result of the Allure Acquisition and expansion of the Company’s headquarters, and (2) $142 increase in contractor spend.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $52, or 16%, in the three months ended September 30, 2019 compared to the same period in 2018 due to certain property and intangible assets reaching the end of their useful lives, partially offset by the newly added assets as a result of the Allure Acquisition.

Interest Expense

See Note 9 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the three months ended September 30, 2019, the methodology for which is consistent for the three months ended September 30, 2018. The change in the fair value of the warrant liability resulted in no gain or loss in the three months ended September 30, 2019. All warrants previously classified as liabilities within the balance sheet expired during the three months ended September 30, 2019.

Gain on Settlement of Obligations

During the three months ended September 30, 2019, the Company wrote off liabilities and recognized a gain of $406, primarily related to legacy accounts payable deemed to no longer be legal obligations to vendors.

In September 2018, the Company settled and/or wrote off debt of $219 for $50 cash payment and recognized a gain of $169. This debt included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change. The Company acquired Allure Global Solutions, Inc. effective November 2018.

	For the nine months ended
	September 30,		Change
	2019	2018	Dollars	%
Sales	$25,521	$17,246	$8,275	48%
Cost of sales	14,306	8,906	5,400	61%
Gross profit	11,215	8,340	2,875	34%
Sales and marketing expenses	1,830	1,466	364	25%
Research and development expenses	1,073	879	194	22%
General and administrative expenses	6,824	6,874	(50)	-1%
Depreciation and amortization expense	872	981	(109)	-11%
Lease termination expense	-	474	(474)	-100%
Total operating expenses	10,599	10,674	(75)	-1%
Operating income/(loss)	616	(2,334)	2,950	-126%
Other income/(expenses):
Interest expense	(616)	(2,014)	1,398	-69%
Change in fair value of warrant liability	21	235	(214)	-91%
Gain on settlement of obligations	419	208	211	101%
Other expense	-	(7)	7	-100%
Total other expense	(176)	(1,578)	1,402	-89%
Net income/(loss) before income taxes	440	(3,912)	4,352	-111%
Benefit from provision for income taxes	35	184	(149)	-81%
Net income/(loss)	$475	$(3,728)	$4,203	-113%

Sales

Sales increased by $8,275, or 48%, in the nine months ended September 30, 2019 compared to the same period in 2018 driven by $4,452 from customers new to the Company in 2019, $3,667 contributed by legacy Allure customers and the remainder through expansion and growth in the pre-existing customer base, partially offset by a reduction of $521 in sales to related parties.

Gross Profit

Gross profit increased $2,875 in absolute dollars from $8,340 to $11,209, or 34% during the nine months ended September 30, 2019 versus the same period in the prior year driven by an increase in sales, partially offset by a reduction in gross margin. Gross margin decreased from 48% for the nine months ended September 30, 2018 to 44% in 2019 during the same period.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $364, or 25%, in the nine months ended September 30, 2019 compared to the same period in 2018 as a result of increased sales headcount following the Allure Acquisition and participation in an increased number of trade shows and customer-facing events.

Research and Development Expenses

Research and development expenses increased by $194, or 22%, in the nine months ended September 30, 2019 compared to the same period in 2018 due to increased development headcount as a result of the Allure Acquisition.

General and Administrative Expenses

Total general and administrative expenses decreased by $50, or 1%, in the nine months ended September 30, 2019 compared to the same period in 2018 as a result of (1) $881 reduction in compensation expense related to shares of common stock granted to our current CEO during the three months ended September 30, 2018 which did not recur in 2019, (2) $20 reduction in salaries, benefits and related taxes due to headcount reductions post-integration of the Allure Acquisition, and (3) $211 reduction in transaction/deal costs which were incurred during 2018 as part of the Allure Acquisition, partially offset by a (a) $623 increase in rent as a result of the Allure Acquisition and expansion of the Company’s headquarters, and (b) $523 increase in contractor spend.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $109, or 11%, in the nine months ended September 30, 2019 compared to the same period in 2018 due to reduced amortization expense related to intangible assets, partially offset by increased depreciation of property and equipment acquired in the Allure Acquisition. Although we added intangible assets as a result of the Allure Acquisition, the amortization periods are longer than of those assets which became fully depreciated in 2018 and 2019.

Interest Expense

See Note 9 to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

See Note 6 to the condensed consolidated financial statements for a discussion of the Company’s non-cash change in warrant liability for the nine months ended September 30, 2019, the methodology for which is consistent for the nine months ended September 30, 2019. The change in the fair value of the warrant liability resulted in a gain of $21 in the nine months ended September 30, 2019. All warrants previously classified as liabilities within the balance sheet expired during the three months ended September 30, 2019.

Gain on Settlement of Obligations

During the three months ended September 30, 2019, the Company wrote off liabilities and recognized a gain of $419, primarily related to legacy accounts payable deemed to no longer be legal obligations to vendors.

In September 2018, the Company settled and/or wrote off debt of $219 for $50 cash payment and recognized a gain of $169. This debt included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

Summary Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2019	2019	2019	2018	2018
Net sales	$6,723	$9,314	$9,484	$5,229	$6,001
Cost of sales	3,417	5,086	5,803	3,346	2,260
Gross profit	3,306	4,228	3,681	1,883	3,741
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	2,942	3,425	3,360	3,827	3,919
Depreciation/amortization	278	308	286	204	330
Operating income/(loss)	86	495	35	(2,148)	(508)
Other expenses/(income)	(156)	78	219	4,744	370
Net income/(loss)	$242	$417	$(184)	$(6,892)	$(878)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that earnings before interest, tax, depreciation and amortization (“EBITDA”), which is a non-GAAP financial measure, is a performance measure and not a liquidity measure, and therefore a reconciliation between net income/(loss) and EBITDA and Adjusted EBITDA, which is a non-GAAP financial measure, has been provided. EBITDA and Adjusted EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA and Adjusted EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2019	2019	2019	2018	2018
GAAP net income/(loss)	$242	$417	$(184)	$(6,892)	$(878)
Interest expense:
Amortization of debt discount	105	158	156	447	415
Other interest, net	94	55	48	145	273
Depreciation/amortization	278	308	286	204	330
Income tax expense/(benefit)	51	(107)	21	(214)	(128)
EBITDA	$770	$831	$327	$(6,310)	$12
Adjustments
Change in warrant liability	-	(22)	1	(602)	(27)
Gain on settlement of obligations	(406)	(6)	(7)	(86)	(169)
Debt conversion expense	-	-	-	5,055	-
Stock-based compensation	62	291	42	107	1,099
Severance charges	-	-	-	385	-
Deal & transaction costs	-	-	-	710	-
Other expense/(income)	-	-	-	(1)	6
Adjusted EBITDA	$426	$1,094	$363	$(742)	$921

Liquidity and Capital Resources

We incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities as of December 31, 2018. For the three months ended September 30, 2019 and 2018 we have recognized/(incurred) net income/(losses) of $242 and ($878), respectively. For the nine months ended September 30, 2019 and 2018, we recognized/(incurred) net income/(losses) of $475 and ($3,728), respectively. As of September 30, 2019, we had cash and cash equivalents of $2,240 and working capital deficit of $3,486, which includes $640 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

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

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2018, we had an accumulated deficit of ($36,851). The cash flows provided by/(used in) operating activities was $456 and ($1,348) for the nine months ended September 30, 2019 and 2018, respectively. The cash provided by operating activities was driven by collections on accounts receivable of $1,739, utilization of prepaid assets of $1,295 and an increase in accrued expenses of $2,491, partially offset by the Company’s recognition of deferred revenue of $5,527.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was $442 compared to $255 during the same period in 2018. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs, partially offset by cash received from a net working capital settlement of $210 in 2019. We currently do not have any material commitments for capital expenditures as of September 30, 2019, nor do we anticipate any significant expenditures for the remainder of 2019.

Financing Activities

Net cash (used in) / provided by financing activities during the nine months ended September 30, 2019 and 2018 was ($492) compared to $2,100. The decrease was related to debt proceeds of $2,100 in 2018 as compared to debt repayment of $498 in 2019.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2019.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, during the third quarter of fiscal 2014 we identified a material weakness in internal control related to a deficient process to close the monthly consolidated financial statements and prepare comprehensive and timely account analysis that support the Company’s financial reporting processes.

During 2019, management implemented our previously disclosed remediation plan that included: (i) addition of headcount in the accounting and finance function to support an adequate and timely close process; (ii) creation of a financial statement close checklist to document the timing, responsibilities and segregation of close duties within and between accounting and finance function personnel; (iii) documentation of a timeline for completion of the financial statement close process and adherence to the timeline in executing the financial statement close; (iv) performance of a Sarbanes-Oxley Section 404a self-assessment of internal controls over financial reporting in the financial statement close process which included identifying, documenting, performance of walk-throughs and testing of the identified internal controls; and (v) testing of the effectiveness of those identified and implemented internal controls.

During the third quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no other changes in our internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of Allure for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. This case is in the early stages of litigation and, as a result, the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible recovery, or range of recovery, if any.

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. As of the date of this filing, no formal legal action had been taken by the customer against the Company and, as a result, the outcome of this matter is unclear, so the Company is unable to reasonably estimate the possible loss, or range of loss, if any.

The Company has notified its insurance company and Seller on notice of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

(b) The Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of November 7, 2019, and there were no other such proceedings pending during the period covered by this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Director Resignation; Election of Successor

Effective November 8, 2019, Alec Machiels is resigning as a member of the Company’s Board of Directors (the “Board”) and Chairman of the Board. The Board elected Dennis McGill as Mr. Machiels’ successor, effective November 8, 2019. The Board elected Mr. McGill to serve as the Company’s Chairman of the Board.

Over the course of a forty-five-year career, Mr. McGill has served as a director, Chief Executive Officer or Chief Financial Officer of various public and private companies. From June 2015 to October 2017, Mr. McGill served as the President and CEO of ReCommunity Holdings II, Inc., the largest independent recycling processing company in the US, processing over 1.8 million tons of material annually and employing a team of 1,600 members. Mr. McGill served on the Board of Directors for Lighting Science Group Corp. (“LSGC”) from March 2015 to July 2017 while the company was publicly traded. Mr. McGill also served as the LSGC’s Interim Chief Operating Officer from June 2014 to September 2014 and as LSGC’s Interim Chief Financial Officer from July 2014 to December 2014. Mr. McGill joined Pegasus Capital as an operating advisor in December 2014 and remains in that capacity today. Since June 2014, Mr. McGill has also served on the board of directors of DGSE Companies, Inc., a company listed on the NYSE MKT that buys and sells jewelry, diamonds, fine watches, rare coins and currency (“DGSE”). Mr. McGill previously served on the board of directors of DGSE, ReCommunity Holdings, LP and Fiber Composites, LLC and served as the chairman of DGSE’s audit committee. From February 2013 to October 2013, Mr. McGill served as executive vice president and Chief Financial Officer of Heartland Automotive Services, Inc., where he actively participated with the senior management team to develop and roll-out a new business model. From September 2010 to February 2013, Mr. McGill served as executive vice president and Chief Financial Officer of Blockbuster LLC and was responsible for directing and managing various aspects of the Chapter 11 process. From March 2005 to July 2010, Mr. McGill served as executive vice president and Chief Financial Officer of Safety-Kleen Systems, Inc., during which time he led the company’s merger and acquisition efforts and grew the company from $0 to $160 million in EBITDA during his tenure. Mr. McGill holds a Bachelor of Science degree in Finance and Accounting and Master of Business Administration degree from the University of California, Berkeley and is a Certified Public Accountant in the state of California.

Consulting Agreement

On November 7, 2019, the Company and Dennis McGill executed a Consulting Agreement (the “Consulting Agreement”). The term of the Consulting Agreement is one year, and it automatically renews for successive one-year periods. Either party may terminate the Consulting Agreement at any time upon 30 days’ written notice. Under the Consulting Agreement, Mr. McGill will receive compensation of $5,000 per month in cash in exchange for general business and strategy consulting services to the Company.

The foregoing summary of the Consulting Agreement is qualified in all respects by the Consulting Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by this reference.

Option Agreement

On November 7, 2019, the Company and Mr. McGill also executed an Option Agreement (the “Option Agreement”). Under the Option Agreement, Mr. McGill has the option to purchase 25,000 shares of the Company’s common stock under the Company’s 2014 Stock Incentive Plan. The options have an exercise price of $1.88 per share, which was the closing price of the Company’s common stock as reported on Nasdaq on the date prior to the date of the Option Agreement. The options vest in three equal annual installments beginning on the one-year anniversary of the date of the Option Agreement, provided that Mr. McGill must continue to serve as a director of the Company. The foregoing summary of the Option Agreement is qualified in all respects by the Option Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by this reference.

Executive Bonus

On November 6, 2019, the Board approved payment of a $150 cash bonus to Richard Mills, the Company’s Chief Executive Officer, for his significant contributions to the Company’s performance in 2018.

Extension of Maturity Date of Debt

On November 6, 2019, Slipstream extended the maturity date of our Term Loan and Second Revolver Loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of those loans with that of the Disbursed Escrow Note. The foregoing summary of the Sixth Amendment is qualified in all respects by the Sixth Amendment and Fourth Allonges, a copy of each is attached hereto as Exhibits 10.3-10.5 and incorporated herein by this reference.

(b) Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1	Consulting Agreement dated effective as of November 7, 2019 by and between the Company and Dennis McGill
10.2	Option Agreement dated effective as of November 7, 2019 by and between the Company and Dennis McGill
10.3	Sixth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of November 6, 2019
10.4	Fourth Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC, dated as of November 6, 2019
10.5	Fourth Allonge to Amended and Restated Secured Promissory Note issued in favor of Slipstream Communications, LLC, dated as of November 6, 2019
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 7, 2019	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer