Form 10-K
period 2019-12-31
CREATIVE REALITIES, INC.
filed 2020-03-13
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,379,858 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2020, the registrant had 9,794,971 shares of common stock outstanding.

i

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation (the “Company”) that provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. The Company has expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools. We believe we are one of the world’s leading interactive marketing technology companies that focuses on the retail shopper experience by helping retailers and brands use the latest technologies to create better shopping experiences.

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

We originally incorporated and organized as a Minnesota corporation under the name Wireless Ronin Technologies, Inc. in March 2003. Our business initially focused on the provision of expertise in digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from Wireless Ronin Technologies, Inc. to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately-owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate. On May 23, 2016, we dissolved Broadcast International, Inc. On November 20, 2018, we acquired Allure Global Solutions, Inc. (“Allure”), an enterprise software development company (as further described below).

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

Industry Background

Over approximately the past 18-36 months, we believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences; (iii) accelerating decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (iv) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (v) increasing sophistication of social networking platforms; (vi) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (vii) customers challenging service providers with the delivery of a satisfactory consumer experience with the traditional pressure on reducing installation and ongoing operating costs.

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

Seasonality

A portion of our customer activity is influenced by seasonal effects related to traditional end of calendar year peak retail sales periods and certain other factors that arise from our target customer base. Nevertheless, our revenues can be materially affected by the launch of new markets, the timing of production rollouts, and other factors, any of which have the ability to reduce or outweigh certain seasonal effects.

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in part as a result of new construction and remodeling activities of pre-existing retail, convenience store, stadium and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

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

Major Customers

We had one (1) and two (2) customers that accounted for 18.5% and 48.3% of revenue for the years ended December 31, 2019 and 2018, respectively.

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

For the years ended December 31, 2019 and 2018, we had sales of $1,103 (3.5% of consolidated sales) and $1,566 (6.9% of consolidated sales), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

Territories

We sell products and services primarily throughout North America.

Employees

We have approximately 100 employees as of March 12, 2020. We do not have any employees that operate under collective-bargaining agreements.

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

Except for the second, third and fourth quarters of 2019, we have incurred historical net losses. As of and for the year-ended December 31, 2019 we have a working capital deficit and have had negative cash flows from operations. We incurred a net loss for the year ended December 31, 2018. While we have been able to achieve profitability in recent periods, it is uncertain whether we will be able to sustain or increase our profitability in successive periods.

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

We will likely be required to raise additional funding through public or private financings, including equity financings, through 2020. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We are reliant on the continued support of a related party for adequate financing of our operations.

As of the date of this filing, our majority shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 79.3% of our outstanding debt instruments including a term loan, secured revolving promissory note, secured escrow disbursement note, and secured special promissory note and has beneficial ownership of approximately 39.28% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties) as of December 31, 2019. Slipstream has also provided us with a continued support letter through March 31, 2021. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We may be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital.

We need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for capital. Factors affecting the availability and price of capital may include the following:

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

Our financial condition and potential for continued net losses may cause current and prospective customers to defer placing orders with us, to require terms that are less favorable to us, or to place their orders with our competitors, which could adversely affect our business, financial condition and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our expenses to increase.

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

Our largest customers account for a significant portion of our total revenue on a consolidated basis. We had one (1) and two (2) customers that accounted for 18.5% and 48.3% of revenue for the years ended December 31, 2019 and 2018, respectively.

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

A portion of our business involves our ownership and licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent or other intellectual property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

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

The platform architecture, data tracking technology and integration layers underlying our proprietary platforms, our contract administration, procurement, timekeeping, content and network management, network services, device management, virtualized services, software automation and other tools, and back-end services are complex and include software and code used to generate customer invoices. This software and code are developed internally, licensed from third parties, or integrated by in-house personnel and third parties. Any of the system architecture, system administration, integration layers, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. Consequently, our systems could experience performance failure, or we may be unable to scale our systems, which may:

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include our:

●	Chief Executive Officer;

●	Chief Financial Officer; and

●	Vice President of Operations

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

We are subject to cyber security risks and interruptions or failures in our information technology systems and will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

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

In light of our limited resources in general, we have made no material investments in research and development over the past several years. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market, and we may lose any current existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

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

In addition, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of the COVID-19 respiratory illness first identified in Wuhan, Hubei Province, China. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, our ability to collect against existing trade receivables and our operating results. Specifically, such event may cause us, our customers or suppliers to temporarily suspend operations in the affected city or country, and customers may suspend or terminate capital improvements including in-store digital deployments or refresh projects, all of which may have a material adverse effect on our business.

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

Whether or not we have superior products, many of these current and potential future competitors have a longer operating histories in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as new, inexperienced or unproven. In addition, our existing and potential future competitors may be able to use their extensive resources to:

●	develop and deploy new products and services more quickly and effectively than we can;

●	develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer-term relationships and commitments;

●	offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	take advantage of acquisition and other opportunities more readily; and

●	devote greater resources to the marketing and sales of their products, technology, platform, and services.

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

Our controlling shareholder possesses controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our controlling shareholder, Slipstream Communications, LLC, has beneficial ownership of 6,322,858 shares of common stock, including common shares that are beneficially owned by its affiliate Slipstream Funding, LLC. These shares represent beneficial ownership of approximately 39.28% of our common stock (on an as-converted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties) as of December 31, 2019. As a result, Slipstream Funding, LLC has the ability to strongly influence our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Because we acquired all of the capital stock of Allure, we obtained ownership of Allure subject to all of its liabilities, including contingent and unknown liabilities. Although the Purchase Agreement includes representations and warranties and indemnity covenants from the seller of Allure that may offer us some contractual remedies for breaches or certain other undisclosed or unknown liabilities, there are limitations and conditions to our ability to recoup any liabilities, and there may be other unknown obligations for which we have no contractual remedy. In such a case, our business could be materially and adversely affected. We may learn additional information about Allure’s business that adversely affects us, such as the existence of unknown liabilities, or issues that could affect our ability to comply with applicable laws. We are currently engaged in a dispute involving Allure and its legacy customer based upon alleged deficient products and services provided by Allure prior to our acquisition. The alleged claim seeks $3,200 in damages that, if successful, would materially adversely affect our business. We have also tendered an indemnity claim against the seller for the claimed damages in such dispute. There is no guarantee that we will prevail on any matter.

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

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223. There, we have approximately 17,500 square-feet of office space and 6,500 square-feet of warehouse space, which we believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $30 and escalates 1% annually through the end of the lease term in December 2023. The corporate phone number is (502) 791-8800.

We lease office space of approximately 10,000 square feet to support our Canadian operations at a facility located at 4510 Rhodes Drive, Suite 800, Windsor, Ontario under a lease that expired June 30, 2018 and operates month-to-month with a monthly rental of $6 CAD per month.

We lease office space of approximately 11,000 square feet to support our Atlanta operations at a facility known as Embassy Row 400 and having as its street address 6600 Peachtree Dunwoody Road, Atlanta, Georgia 30328. This property is under lease until September 30, 2020 with a monthly rental of $22.

We also lease 3,650 square feet of office space in Dallas, Texas, and 4,100 square feet of office space and 5,100 square feet of warehouse space in El Segunda, California for monthly lease payments of $4 and $4 per month, respectively. The lease term for Dallas expires on December 31, 2021 and the term for California expired on June 30, 2019 and operates month-to-month.

ITEM 3	LEGAL PROCEEDINGS

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of Allure for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer.

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018, before our acquisition of Allure. The suits filed by and against Allure were consolidated in the Jefferson Circuit Court, Kentucky in January 2020. These consolidated cases remain in the early stages of litigation and, as a result, the outcome of each and the allocation of liability, if any, remain unclear, so the Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recovery, if any, at the time of this filing.

The Company has notified its insurance company of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller (Christie Digital Systems, Inc.) for breach of contract, indemnification, and fraudulent misrepresentation under the Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. We continue to assert the offset right under the Purchase Agreement and Amended and Reseller Note.

Information regarding legal proceeding can be found in Note 10 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

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

Shareholders

As of February 27, 2020, we had 371 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On December 30, 2019, the Company entered into a Seventh Amendment to Loan and Security Agreement (the “Seventh Amendment”) with its subsidiaries and Slipstream Communications, LLC (“Lender”). Pursuant to the Seventh Amendment, Lender made a $2,000 loan to the Company (the “Special Loan”) under the terms of the Company’s existing Loan and Security Agreement with Lender (as amended by the Seventh Amendment, the “Loan Agreement”). The Special Loan is evidenced by a Secured Convertible Special Loan Promissory Note (the “Note”). The Note bears simple interest at 8% per annum, of which 6% is payable in cash (the “Interest”) and 2% is payable in kind as additional principal under the Note (“Additional Principal”), which is payable monthly commencing February 1, 2020. The entire unpaid principal balance of the Note (including the Additional Principal) together with all accrued but unpaid interest is due on June 30, 2021 (the “Maturity Date”). The Company may prepay the Note, in whole or in part, at any time and from time to time, without penalty or premium. The principal (including the Additional Principal) and accrued but unpaid interest will be converted into a new class of senior preferred stock of the Company upon any event of default or in the event that the Company does not refinance the Note prior to October 1, 2020, with such class of senior preferred stock of the Company to be created in advance of such conversion, having those rights and preferences set forth in the Loan Agreement and as otherwise agreed to by the Company and Lender. For this issuance, we relied on the statutory exemptions from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder. We relied on this exemption based on the fact that the investor was an accredited investor.

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

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the Company’s Consolidated Financial Statements included within Part II, ITEM 8 of this Report. The following discussion identifies those accounting policies that we believe are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

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

See Note 2 Summary of Significant Accounting Policies in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our revenue recognition policies.

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

We have not made any material changes in our reporting units or the accounting methodology we used to assess impairment of goodwill since September 30, 2019. We updated our goodwill analysis as of December 31, 2019 using actual fourth quarter 2019 results and updated projected 2020 results and concluded no impairment exists. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 - 7
Trademark	3-5
Customer relationships	15

Intangible assets are evaluated for impairment if events and circumstances warrant by comparing the fair value of the intangible asset with its carrying amount. The impairment evaluation involves testing the recoverability of the asset on an undiscounted cash-flow basis, and, if the asset is not recoverable, recognizing impairment charge, if necessary, to reduce the asset’s carrying amount to its fair value. There were no indicators of impairment identified in 2019 and no impairments were recorded for the years ended December 31, 2019 or 2018.

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

As of December 31, 2019 and 2018, a full valuation allowance is recorded against our deferred tax assets to reduce the consolidated deferred tax asset to zero, with the exception of those deferred tax assets generated by net operating losses post-Tax Act. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

Impact of Recently Issued Accounting Pronouncements

Refer to Note 3 Recently Issued Accounting Pronouncements in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Years Ended
	December 31,		Change
	2019	2018	Dollars	%
Sales	$31,598	$22,475	$9,123	41%
Cost of sales	17,859	12,252	5,607	46%
Gross profit	13,739	10,223	3,516	34%

Sales and marketing expenses	2,344	2,075	269	13%
Research and development expenses	1,413	1,257	156	12%
General and administrative expenses	9,092	9,714	(622)	-6%
Depreciation and amortization expense	1,250	1,185	65	5%
Lease termination expense	-	474	(474)	-100%
Gain on earnout liability	(250)	-	(250)	-100%
Total operating expenses	13,849	14,705	(856)	-6%
Operating loss	(110)	(4,482)	4,372	-98%
Other income (expenses):
Interest expense	(831)	(2,606)	1,775	-68%
Change in fair value of warrant liability	21	837	(816)	-97%
Gain on settlement of obligations	2,046	294	1,752	596%
Debt conversion expense	-	(5,055)	5,055	-100%
Other income/(expense)	5	(6)	11	-183%
Total other income / (expense)	1,241	(6,536)	7,777	-119%
Net income/(loss) before income taxes	1,131	(11,018)	12,149	-110%
Benefit/(provision) from income taxes	(93)	398	(491)	-123%
Net income/(loss)	$1,038	$(10,620)	$11,658	-110%
Dividends on preferred stock	-	345	(345)	-100%
Preferred stock conversion expense	-	3,932	(3,932)	-100%
Net income/(loss) attributable to common shareholders	$1,038	$(14,897)	$15,935	-107%

Sales

Sales increased by $9,123, or 41% in 2019 compared to 2018 driven by (1) $3,458 from new customers in 2019, (2) $5,290 contributed by legacy Allure customers, and (3) expansion of revenue within pre-existing customer base. Organic growth accounted for approximately $4,434 of the increase, representing an organic growth rate of approximately 20% as compared to 2018. The remaining growth of approximately $4,689 year-over-year represents the revenue growth contributed by the inclusion of Allure in our consolidated results for a full year in 2019, which contributed approximately $601 revenue to our consolidated 2018 results.

Gross Profit

Gross profit increased $3,516 in absolute dollars to $13,739 in 2019 from $10,223 in 2018, or 34% driven by an increase in sales, partially offset by a reduction in gross margin. Gross margin decreased from 45.5% for the year-ended December 31, 2018 to 43.5% in 2019 during the same period, primarily driven by product mix.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $269 or 13% in 2019 compared to 2018 as a result of increased sales headcount following the Allure Acquisition and participation in an increased number of trade shows and customer-facing events.

Research and Development Expenses

Research and development expenses increased 12% to $1,413 in 2019 from $1,257 in 2018 as the result of an increase in amortization expense related to capitalized software and salary costs driven by an increased investment in products and offerings in the most recent twelve months, including further development of the content management system application acquired by the Company as part of the acquisition of Allure in November 2018. Allure contributed approximately $31 in the period between the acquisition date and December 31, 2018.

General and Administrative Expenses

Total general and administrative expenses decreased 6% to $9,092 in 2019 from $9,714 in 2018, a decrease of $622. The primary drivers of this decrease were (1) $936 reduction in compensation expense related to (a) shares of common stock granted to our current CEO during 2018 which did not recur in 2019 and (b) a reduction in amortization of stock compensation expenses as a result of previously issued option awards fully vesting in 2018 and 2019, and (2) $710 reduction in transaction costs incurred in 2018 as a result of the Allure Acquisition which did not recur in 2019, partially offset by (1) $480 increase in bonus expense in 2019 and (2) $408 increase in rent as a result of the Allure Acquisition and expansion of the Company’s headquarters.

Depreciation and Amortization Expenses

Depreciation and amortization expense increased 5% from $1,185 in 2019 to $1,250 in 2018, driven by a combination of legacy Company recorded tangible and intangible assets reaching the end of their depreciable lives during the period and partially offset by increases in depreciation and amortization recorded for assets acquired in the Allure Acquisition for the period between the acquisition date and December 31, 2018.

Lease Termination Expense

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004, which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39. There were no such lease terminations during 2019.

Gain on Earnout Liability

The Company completed an updated fair value analysis at December 31, 2019 of the contingent consideration earnout liability initially recorded at $250 in the opening balance sheet at the time of the Allure Acquisition on November 20, 2018. As a result of that analysis, the Company concluded the fair value of the liability was $0, resulting in a gain of $250 in the current year.

Interest Expense

See Note 9 Loans Payable to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

All of the Company’s outstanding warrants classified as liabilities expired during the three months ended September 30, 2019. See Note 6 Fair Value Measurement to the Consolidated Financial Statements for a discussion of the Company’s non-cash change in Warrant Liability.

Gain on Settlement of Obligations

During the year ended December 31, 2019, the Company settled and/or wrote off obligations of $3,178 for $1,132 cash payment and recognized a gain of $2,046. $1,619 of this gain related to settlement of legacy sales commissions due to a third-party vendor which were settled with a cash payment of $1,100 during the three-months ended December 31, 2019. The remaining settlements related to legacy accounts payable deemed to no longer be legal obligations to vendors.

In 2018, the Company settled and/or wrote off obligations of $313 for $58 cash payment and recognized a gain of $255. This obligation included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

Debt Conversion Expense

The Company recorded debt conversion expense of $5,055 in connection with issuance of incentive shares issued upon conversion of the convertible promissory notes into common stock on November 19, 2018 in conjunction with the Public Offering. See Note 9 Loans Payable to the Consolidated Financial Statements. There was no such corresponding activity and expense in 2019.

Dividends on Preferred Stock

The Company issued common stock dividends on Series A Convertible Preferred Stock of $345 during the year-ended December 31, 2018. There was no outstanding preferred stock in 2019 and no such dividends were issued during the year-ended December 31, 2019.

Preferred Stock Conversion Expense

The Company recorded preferred stock conversion expense of $3,932, which is reflected as a loss to common shareholders, in connection with issuance of incentive shares issued upon conversion of the Series A preferred stock into common stock on November 19, 2018 in conjunction with the Public Offering. See Note 13 Convertible Preferred Stock to the Consolidated Financial Statements. There was no such corresponding activity and expense in 2019.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s annual and quarterly financial statements:

Quarters ended	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net sales	$6,077	$6,723	$9,314	$9,484
Cost of sales	3,553	3,417	5,086	5,803
Gross profit	2,524	3,306	4,228	3,681
Operating expenses, excluding depreciation and amortization	2,872	2,942	3,425	3,360
Depreciation/amortization	378	278	308	286
Operating (loss)/income	(726)	86	495	35
Other expenses/(income)	(1,289)	(156)	78	219
Net income/(loss)	$563	$242	$417	$(184)

Quarters ended	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net sales	$5,229	$6,001	$7,179	$4,066
Cost of sales	3,346	2,260	4,089	2,557
Gross profit	1,883	3,741	3,090	1,509
Operating expenses, excluding depreciation and amortization	3,827	3,919	2,773	3,001
Depreciation/amortization	204	330	324	327
Operating (loss)/income	(2,148)	(508)	(7)	(1,819)
Other expenses/(income)	4,744	370	605	419
Net (loss)/income	$(6,892)	$(878)	$(612)	$(2,238)

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

		Quarters ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2019
GAAP net income/(loss)	$1,038	$563	$242	$417	$(184)
Interest expense:
Amortization of debt discount	524	105	105	158	156
Other interest, net	306	109	94	55	48
Depreciation/amortization	1,250	378	278	308	286
Income tax expense/(benefit)	93	128	51	(107)	21
EBITDA	$3,211	$1,283	$770	$831	$327
Adjustments
Change in warrant liability	(21)	-	-	(22)	1
Gain on settlement of obligations	(2,051)	(1,632)	(406)	(6)	(7)
Gain on earnout liability	(250)	(250)	-	-	-
Stock-based compensation	447	52	62	291	42
Adjusted EBITDA	$1,336	$(547)	$426	$1,094	$363

Liquidity and Capital Resources

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and have negative cash flows from operating activities as of December 31, 2019. As of December 31, 2019, we had cash and cash equivalents of $2,534 and a working capital deficit of $2,449.

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

On December 30, 2019, we entered into the Secured Convertible Special Loan Promissory Note (“Special Loan”) as part of the Seventh Amendment of the Loan and Security Agreement with Slipstream, under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of paid-in-kind (“SLPIK”) interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. The entry into the Seventh Amendment adjusted the interest rate on the Company’s Term Loan and Revolving Loan to 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan exceeds $4,100 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional PIK.

Upon the earlier to occur of an Event of Default or October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of CRI ("New Preferred") having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by CRI and the Lender, the New Preferred shall:

●	be the most senior equity security of CRI, including with respect to the payment of dividends and other distributions;

●	be on substantially the same terms and conditions as CRI’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;

●	not be subject to a right of redemption upon the part of a holder thereof;

●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;

●	have a Stated Value that is an amount mutually agreed by CRI and the Lender at the time of issuance;

●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of CRI's common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and

●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

On November 9, 2018, Slipstream extended the maturity date of our term loan and revolving loan to August 16, 2020. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase from 8.0% per annum to 10.0% per annum effective July 1, 2019.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans, and (ii) our operational forecast through 2021, we can continue as a going concern through at least March 31, 2021. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2021. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

We do not currently generate positive cash flow. Our operational costs have been greater than sales generated to date. As of December 31, 2019, we had an accumulated deficit of $35,643. The cash flows used in operating activities was ($970) and ($1,564) for the years ended December 31, 2019 and 2018, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses. For the years ended December 31, 2019 and 2018, our net loss attributable to common shareholders was $(1,008) and ($15,191) when adjusted for gain on settlements of obligations, respectively. Included in our net losses were non-cash charges consisting of depreciation, amortization of debt discount related to convertible preferred stock / issued for debt-issuance costs, change in warrant liability, stock-based compensation, stock issuance expenses related to the Allure acquisition, settlement of lease termination, and changes in the allowance for doubtful accounts totaling $2,420 and $2,951 for the years ended December 31, 2019 and 2018, respectively.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2019 were $(687) compared to ($6,582) during 2018. The decrease in cash used in investing activities is primarily due to completion of our acquisition of Allure during the prior period, partially offset by the loss recorded on conversion of related party promissory notes, and the current year proceeds from net working capital settlement. We currently do not have any material commitments for capital expenditures as of December 31, 2019, nor do we anticipate any significant expenditures for investing in 2020.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2019 and 2018 was $1,473 and $9,861, respectively. The decrease was driven by smaller loans from a related party in 2019 as compared to proceeds from of our public offering in November 2018.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Dennis McGill (Chairman), Richard Mills (CEO), David Bell, Donald Harris, Joseph Manko, and Stephen Nesbit. The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Dennis McGill	64	Director (Chairman)
David Bell	74	Director
Donald A. Harris	67	Director
Richard Mills	64	Chief Executive Officer and Director
Joseph Manko	54	Director
Stephen Nesbit	68	Director
Will Logan	35	Chief Financial Officer

The biographies of the above-identified individuals are set forth below:

Dennis McGill joined our Board of Directors in November 2019. Over the course of a 45-year career, Mr. McGill has served as a director, Chief Executive Officer or Chief Financial Officer of various public and private companies. From June 2015 to October 2017, Mr. McGill served as the President and CEO of ReCommunity Holdings II, Inc., the largest independent recycling processing company in the US, processing over 1.8 million tons of material annually and employing a team of 1,600 members. Mr. McGill served on the Board of Directors for Lighting Science Group Corp. (“LSGC”) from March 2015 to July 2017 while the company was publicly traded. Mr. McGill also served as the LSGC’s Interim Chief Operating Officer from June 2014 to September 2014 and as LSGC’s Interim Chief Financial Officer from July 2014 to December 2014. Mr. McGill joined Pegasus Capital as an operating advisor in December 2014 and remains in that capacity today. Since June 2014, Mr. McGill has also served on the board of directors of DGSE Companies, Inc., a company listed on the NYSE MKT that buys and sells jewelry, diamonds, fine watches, rare coins and currency (“DGSE”). Mr. McGill previously served on the board of directors of DGSE, ReCommunity Holdings, LP and Fiber Composites, LLC and served as the chairman of DGSE’s audit committee. From February 2013 to October 2013, Mr. McGill served as executive vice president and Chief Financial Officer of Heartland Automotive Services, Inc., where he actively participated with the senior management team to develop and roll-out a new business model. From September 2010 to February 2013, Mr. McGill served as executive vice president and Chief Financial Officer of Blockbuster LLC and was responsible for directing and managing various aspects of the Chapter 11 process. From March 2005 to July 2010, Mr. McGill served as executive vice president and Chief Financial Officer of Safety-Kleen Systems, Inc., during which time he led the company’s merger and acquisition efforts and grew the company from $0 to $160 million in EBITDA during his tenure. Mr. McGill holds a Bachelor of Science degree in Finance and Accounting and Master of Business Administration degree from the University of California, Berkeley and is a Certified Public Accountant in the state of California.

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

Richard Mills is currently our Chief Executive Officer and a member of our Board of Directors. Mr. Mills possesses over 32 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by the Company. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

Joseph Manko is an experienced Board member and Senior Principal in Horton Capital Management LLC, the investment manager for the Horton Capital Partners Fund, LP (“Horton Fund”), and significant shareholder in the Company. Mr. Manko was appointed to our Board in 2018. Mr. Manko has over 20 years of investment experience in the asset management, investment banking, private equity and corporate securities markets, including senior roles at Deutsche Bank in London and Merrill Lynch in Hong Kong. Prior to founding the Horton Fund, Mr. Manko was a Partner and Chief Executive Officer of Switzerland-based BZ Fund Management Limited. Mr. Manko has served on the board of several companies and currently serves as a director of Safeguard Scientifics, Inc., Wireless Telecom Group, Inc., and Repro Med Systems, Inc. (doing business as KORU Medical Systems). Mr. Manko began his career as a corporate finance attorney at Skadden, Arps, Slate, Meagher & Flom and earned both his B.A. and Juris Doctorate from the University of Pennsylvania.

Stephen Nesbit has been in the digital signage and digital advertising industry for over 20 years. He is currently the Managing Director of Prestonwood Trail Holdings LLC and has provided advisory services for companies in the Digital Signage and Digital Media Industry for the past 10 years.  He has directed and advised projects in North America, Europe, Asia proper, Southeast Asia, the Middle East, Australia and Africa. Prior to founding Prestonwood Trail, Mr. Nesbit was the President/COO at Reflect Systems, a prominent software and services company in the Digital Signage business. He joined Reflect after serving as President/COO of MarketForward, the Global Digital Media Division owned by the Publicis Groupe S.A. in Paris France.  Mr. Nesbit began his career in Digital Signage as the EVP Global Operations & GM International Business for Next Generation Network. NGN was one of the first Digital Place Based Advertising companies in the industry before its sale to Anschutz Investments where the company changed its name to National Cinemedia (NASDAQ: NCMI). He began his career at IBM in the Data Processing Division holding various field and HQ management positions. Mr. Nesbit also held management and executive positions at Wang Labs and BBN Communications Inc., the communications company that was the original architect of the Internet.  Mr. Nesbit holds an undergraduate degree from the University of Notre Dame and earned an MBA from the Indiana University Kelly Graduate School of Business.

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

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, in addition to any unique skills or attributes associated with a director. With regard to Mr. McGill, the Board of Directors considered his background and experience with running and accelerating growth at public companies. With regard to Mr. Bell, the Board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. With regard to Mr. Mills, the Board of Directors considered his extensive background and experience in the industry. With regard to Mr. Manko, the Board of Directors considered his legal and corporate finance background and prior experience on boards of directors. With regard to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors. Finally, with regard to Mr. Nesbit, the Board of Directors considered his extensive experience in the digital signage industry, having run several companies in the industry and acted as a consultant broadly for digital signage companies over the past twenty years.

The Board of Directors has determined that there are presently four “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, Manko and Nesbit.

The Board of Directors has determined that at least two members of the Board, Mr. McGill and Mr. Bell, qualify as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Each of Mr. McGill and Mr. Bell’s relevant experience in this regard is detailed above, which includes past employment experience in finance and through various Director roles at public companies, including experience on the Audit Committee for other publicly traded companies. Mr. Bell is deemed to be independent of the Company. The Board of Directors has determined that each director is able to read and understand fundamental financial statements.

Board Committees

Our Board of Directors has created a standing Compensation Committee and Audit Committee. Messrs. Manko, Nesbit and Bell serve on the Compensation Committee. Messrs. Bell, Harris and Manko serve on the Audit Committee. In the case of the Compensation Committee, Mr. Manko serves as chair, and in the case of the Audit Committee, Mr. Bell serves as chair. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above. Mr. Bell, Mr. Harris and Mr. Manko qualify as “independent” member of the board as described above. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements.

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

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2019 and 2018:

Name and Principal Position (a)	Years	Salary ($)	Bonus ($)(c)(f)	Stock Awards ($) (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2019	330,000	150,000	77,668	-	-	9,481	567,149
Chief Executive Officer and Director	2018	330,000	-	413,332	-	-	5,775	749,107

Will Logan	2019	189,000	25,000	-	-	-	5,430	219,430
Chief Financial Officer	2018	156,000	-	-	76,410	-	3,510	235,920

John Walpuck Chief Operating Officer	2019 2018	212,000, including 18,000 for consulting (b)	-	-	-	-	-	212,000, including 18,000 for consulting (b)
		240,000	-	-	-	-	-	240,000

(a)	Mr. Mills joined the Company effective October 15, 2015. Effective March 13, 2019, the Board of Directors removed John Walpuck as Chief Operating Officer. Effective December 31, 2018, the Company entered into a separation agreement with Mr. Walpuck. Mr. Logan joined the Company effective November 2017.

(b)	Pursuant to the terms of Mr. Walpuck’s employment agreement, Mr. Walpuck received $194,000 in severance payments in even monthly installments through December 2019. Mr. Walpuck provided consulting services to the Company and was paid an additional $18,000 for such services in 2019.

(c)	On September 20, 2018, the Compensation Committee of the Board of Directors (1) adjusted the salary of Mr. Mills, CEO, to $330 annually, retroactive to January 1, 2018 and (2) granted 166,667 shares of common stock to Mr. Mills. The chart above reflects the fair value of the unrestricted shares which vested and received by Mr. Mills on the date the shares were formally issued, December 19, 2018 (133,333) and January 11, 2019 (33,334).

(d)	Represents the grant date fair value based on the Black-Scholes value determined as of September 20, 2018, the grant dates.

(e)

On January 28, 2019, the Board approved payment of a $25 bonus to Mr. Logan for his efforts related to the Company’s public offering completed in November 2018, including work related to the acquisition of Allure, uplisting to Nasdaq, conversion of debt and equity securities into common stock, and the completion of the capital raise.

(f)	On November 6, 2019, the Board approved payment of a $150 cash bonus to Mr. Mills for his significant contributions to the Company’s performance in 2018. $100 was paid during December 2019 and $50 was recorded in accrued expenses as of December 31, 2019 and paid in January 2020.

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

Richard Mills Employment Agreement

We employ Richard Mills as our Chief Executive Officer. Mr. Mills’ employment agreement is effective for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $270 subject to annual increases but generally not subject to decreases. Mr. Mills’ current annual base salary is $330. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Mills’ employment, Mr. Mills will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment (the current term of Mr. Mills’ employment is beyond the one-year anniversary), the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Will Logan Employment Arrangement

Will Logan, the Company’s Chief Financial Officer, has an employment arrangement with the Company pursuant to which, during fiscal 2019, he received an annual base salary of $189 and a performance bonus of $25. Mr. Logan participates in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements, and also received the stock options discussed under “Outstanding Equity Awards at Fiscal Year-End” below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2019:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Richard Mills	-		-		-	-	-	-

Will Logan	9,584	(a)	9,584	(a)	$8.70	11/6/2027	-	-
	4,167	(b)	12,500	(b)	$7.50	9/20/2028	-	-

(a)	This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on November 6, 2018, with additional increments of 25 percent becoming exercisable annually thereafter.

(b)	This stock option becomes exercisable to the extent of 25 percent of the shares purchasable thereunder on September 20, 2019, with additional increments of 25 percent becoming exercisable annually thereafter.

Director Compensation

On March 13, 2019, the Company’s Board of Directors approved a plan to compensate non-officer directors for their service to the Company in the amount of $25 per year, beginning April 1, 2019, to be issued in either cash or restricted stock vesting immediately upon issuance. Shares of restricted stock are to be issued quarterly in arrears for service the preceding quarter for a value of $6 per director, with the number of shares issued based on the most recent close price of the Company’s common stock.

During 2019, non-employee directors were issued a total of 31,760 shares. Non-employee directors received no compensation during 2018. The table below sets forth the compensation paid to our non-employee directors during 2019:

Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)
Dennis McGill	–	-		29,758	(3)	–	–	5,000	(4)	34,758
David Bell	–	12,500	(2)	–		–	–	–		12,500
Donald A. Harris	–	12,500	(2)	–		–	–	–		12,500
Joseph Manko	–	12,500	(2)	–		–	–	–		12,500
Stephen Nesbit	–	12,500	(2)	–		–	–	–		12,500
Alec Machiels(1)		12,500	(2)							12,500

(1)	Mr. Machiels resigned from the Board of Directors effective November 8, 2019.
(2)	Each director was awarded shares for his service having an aggregate value of $6,250 on a quarterly basis in arrears commencing in the third quarter of 2019 for services completed in the second quarter of 2019.
(3)	Mr. McGill was granted the option to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.88 per share. The options vest in three equal annual installments beginning on the one-year anniversary of the issuance, November 7, 2020.
(4)	Under a Consulting Agreement (described below), Mr. McGill receives compensation of $5,000 per month.

Consulting Agreement

On November 7, 2019, the Company and Dennis McGill executed a Consulting Agreement (the “Consulting Agreement”). The term of the Consulting Agreement is one year, and it automatically renews for successive one-year periods. Either party may terminate the Consulting Agreement at any time upon 30 days’ written notice. Under the Consulting Agreement, Mr. McGill will receive compensation of $5 per month in cash in exchange for general business and strategy consulting services to the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 11, 2020, by:

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

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	952,365	8.86%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 99 River Road Cos Cob, CT 06807	6,322,848	39.23%
Horton Capital Partners Fund, L.P. [4]	868,240	8.16%
Joseph Manko [5]	879,397	8.24%
Stephen Nesbit [6]	11,157	*
Donald A. Harris [7]	121,144	1.22%
Dennis McGill [8]	4,805	*
David Bell [9]	11,157	*
Richard Mills [10]	765,833	7.27%
Will Logan [11]	19,818	*
All current executive officers and directors as a group [12]	1,813,311	15.62%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member, and may deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. See table footnote 3 for further information regarding Slipstream Communications, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC may be deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. Slipstream Communications, LLC (“Slipstream Communications”) is the sole member of Slipstream Funding, LLC (“Slipstream Funding”). BCOM Holdings, LP (“BCOM Holdings”) is the managing member of Slipstream Communications. BCOM GP LLC (“BCOM GP”) is the general partner of BCOM Holdings. Business Services Holdings, LLC (“Business Services Holdings”) is the sole member of BCOM GP. PP IV BSH, LLC (“PP IV BSH”), Pegasus Investors IV, L.P. (“Pegasus Investors”) and Pegasus Partners IV (AIV), L.P. (“Pegasus Partners (AIV)”) are the members of Business Services Holdings. Pegasus Partners IV, L.P. (“Pegasus Partners”) is the sole member of PP IV BSH. Pegasus Investors IV, L.P. (“Pegasus Investors”) is the general partner of each of Pegasus Partners (AIV) and Pegasus Partners and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors GP”) is the general partner of Pegasus Investors. Pegasus Investors GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut. The share figure includes the 952,365 shares of common stock issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 2,143,539 common shares purchasable upon exercise of outstanding warrants issued to and held by Slipstream Communications, LLC.

(4)	Investment and voting power over shares held by Horton Capital Partners Fund, L.P. (“HCPF”) may be deemed to be directly or indirectly controlled by Joseph M. Manko, Jr. The share figure includes 230,050 common shares purchasable upon exercise of outstanding warrants. The warrants to purchase shares held by HCPF contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(5)	Mr. Manko is a director of the Company. Includes shares that Mr. Manko may be deemed to beneficially own that are held by HCPF described in footnote 4. Mr. Manko disclaims beneficial ownership of such shares.

(6)	Mr. Nesbit is a director of the Company.

(7)	Mr. Harris is a director of the Company. Share figure includes 23,119 shares purchasable upon the exercise of outstanding warrants.

(8)	Mr. McGill is a director of the Company and Chairman of the Board.

(9)	Mr. Bell is a director of the Company.

(10)	Mr. Mills is a director of the Company and Chief Executive Officer. Includes 756,904 common shares and 8,929 common shares purchasable upon exercise of outstanding warrants, each held by RFK Communications, LLC. The warrants to purchase shares held by RFK Communications, LLC contain “blocker” provisions that limits its ability to exercise such warrants to the extent that such exercise would cause the shareholder’s beneficial ownership in the Company to exceed 4.99% of the Company’s shares outstanding. The calculation of beneficial ownership does not take into account the effect of such “blocker” provisions.

(11)	Mr. Logan is the Chief Financial Officer of the Company.

(12)	Includes Messrs. McGill, Mills, Manko, Bell, Harris, Nesbit and Logan.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2019, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by stockholders	None	(1)	N/A	None
Equity compensation plans not approved by stockholders	313,860	(1)	$8.06	17,698,326	(2)

(1)	All shares reflected in the table are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan.

(2)	Reflects number of securities remaining available for issuance under the 2014 Stock Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Slipstream Financings

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream, and obtained a $3,000 term loan, with interest thereon at 8% per annum. The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions.

On December 30, 2019, we entered into the Special Loan as part of the Seventh Amendment under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of SLPIK interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. The entry into the Seventh Amendment adjusted the interest rate on the Company’s Term Loan and Revolving Loan to 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan exceeds $4,100 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional PIK.

Upon the earlier to occur of an Event of Default and October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of CRI ("New Preferred") having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by CRI and the Lender, the New Preferred shall:

●	be the most senior equity security of CRI, including with respect to the payment of dividends and other distributions;
●	be on substantially the same terms and conditions as CRI’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;
●	not be subject to a right of redemption upon the part of a holder thereof;
●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;
●	have a Stated Value that is an amount mutually agreed by CRI and the Lender at the time of issuance;
●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of CRI's common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and
●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

33 Degrees

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulated a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. As of December 31, 2019, 33 Degrees paid the note in full and had a remaining outstanding accounts receivable balance of $1 in the Consolidated Financial Statements. 33 Degrees has continued to purchase additional hardware and services from the Company on a prepaid basis.

For the years ended December 31, 2019 and 2018, we had sales of $1,103 (3.5% of consolidated revenue) and $1,566 (6.9% of consolidated revenue), respectively, with 33 Degrees. Accounts receivable due from 33 Degrees was $1, or 0.0%, and $1,933, or 30.0% of consolidated accounts receivable at December 31, 2019 and December 31, 2018, respectively.

Each of the foregoing transactions were approved by our Board of Directors after full disclosure of any conflicts of interest. Any directors that had a conflicting interest in the transactions abstained from approving such matter.

Independence

The Company does not have a standing nominating committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. The Board believes the engagement of all directors in this function is important at this time in the Company’s development in light of the Company’s recent acquisition activities.

The Board of Directors has determined that there are presently four “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, Manko and Nesbit.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following table presents fees for audit and other services provided by EisnerAmper LLP for 2019 and 2018. Fees for tax services were provided by Ernst & Young, LLP beginning in the second quarter of 2018 and were provided by Eichen & Dimeglio, CPAs, PC in the first quarter of 2018. Fees to EisnerAmper LLP were as follows:

	2019	2018

Audit fees (a)	$210	$254
Audit related fees (b)	-	-
Tax fees (c)	-	-

	$210	$254

(a)	Audit fees for 2019 and 2018 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-1 and audit services provided in connection with other regulatory filings.

(b)	There were no audit-related fees.

(c)	There were no tax fees to EisnerAmper LLP. Tax fees to other service providers consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning of $32 and $55 for 2019 and 2018, respectively.

Our Board of Directors pre-approved the audit services rendered by EisnerAmper, LLP during 2019 and 2018 and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.
(b)	See “Exhibit Index” on page E-1.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky, on March 12, 2020.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer and Director	March 12, 2020
Richard Mills

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 12, 2020
Will Logan	Principal Accounting Officer)

/s/ Dennis McGill	Chairman of the Board of Directors	March 12, 2020
Dennis McGill

/s/ David Bell	Director	March 12, 2020
David Bell

/s/ Donald Harris	Director	March 12, 2020
Donald Harris

/s/ Joseph Manko	Director	March 12, 2020
Joseph Manko

/s/ Steve Nesbit	Director	March 12, 2020
Steve Nesbit

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019.

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

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2020

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,534	$2,718
Accounts receivable, net of allowance for doubtful accounts of $617 and $583, respectively	4,663	6,479
Unbilled receivables	86	1,202
Work-in-process and inventories	379	379
Prepaids and other current assets	320	1,581
Total current assets	7,982	12,359
Operating lease right-of-use assets	1,728	-
Property and equipment, net	1,553	1,230
Intangibles, net	4,407	5,060
Goodwill	18,171	18,900
Other assets	135	179
TOTAL ASSETS	$33,976	$37,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,637	$-
Short-term related party convertible loans payable, at fair value	2,000	-
Accounts payable	1,849	1,995
Accrued expenses	2,751	3,847
Deferred revenues	772	6,454
Customer deposits	755	2,687
Current maturities of operating leases	646	-
Current maturities of financing leases	21	-
Warrant liability	-	21
Total current liabilities	10,431	15,004
Long-term related party loans payable, net of $507 and $1,031 discount, respectively	3,757	3,233
Long-term seller note payable	-	2,303
Long-term obligations under operating leases	1,100	-
Long-term obligations under financing leases	5	-
Deferred tax liabilities	175	128
Other liabilities	-	239
TOTAL LIABILITIES	15,648	20,907

SHAREHOLDERS’ EQUITY
Common stock, $.01 per value, 200,000 shares authorized; 9,775 and 9,725 shares issued and outstanding, respectively	98	97
Additional paid-in capital	54,052	53,575
Accumulated deficit	(35,642)	(36,851)
Total shareholders’ equity	18,508	16,821
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,976	$37,728

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2019	2018
Sales
Hardware	$8,229	$6,981
Services and other	23,369	15,494
Total sales	31,598	22,475

Cost of sales
Hardware	6,245	4,776
Services and other	11,614	7,476
Total cost of sales	17,859	12,252
Gross profit	13,739	10,223

Operating expenses:
Sales and marketing	2,344	2,075
Research and development	1,413	1,257
General and administrative	9,092	9,714
Depreciation and amortization	1,250	1,185
Lease termination expense	-	474
Gain on reversal of earnout liability	(250)	-
Total operating expenses	13,849	14,705
Operating loss	(110)	(4,482)

Other income/(expenses):
Interest expense, including amortization of debt discount	(831)	(2,606)
Change in fair value of warrant liability	21	837
Gain on settlement of obligations	2,046	294
Debt conversion expense	-	(5,055)
Other income/(expense), net	5	(6)
Total other income/(expense)	1,241	(6,536)
Net income/(loss) before income taxes	1,131	(11,018)
Benefit from income taxes	(93)	398
Net income/(loss)	1,038	(10,620)
Dividends on preferred stock	-	345
Preferred stock conversion expense	-	3,932
Net income/(loss) attributable to common shareholders	$1,038	$(14,897)
Net income/(loss) per common share - basic	$0.11	$(2.95)
Net income/(loss) per common share - diluted	$0.11	$(2.95)
Net income/(loss) per common share attributable to common shareholders	$0.11	$(4.14)
Weighted average shares outstanding - basic	9,748	3,602
Weighted average shares outstanding - diluted	9,759	3,602

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2019 and 2018

(in thousands, except shares)

			Additional
	Common Stock		paid in	(Accumulated
	Shares	Amount	capital	Deficit)	Total
Balance as of December 31, 2017	2,752,742	28	30,555	(26,231)	4,352
Shares issued upon conversion of preferred stock	16,339	-	125	-	125
Shares issued upon conversion of preferred stock in public offering	1,846,928	18	1,784	-	1,802
Shares issued upon conversion of promissory notes in public offering	2,039,152	20	10,031	-	10,051
Shares issued in public offering, net of expenses	2,857,142	29	8,890	-	8,919
Vesting of performance shares granted to CEO	166,667	2	998	-	1,000
Issuance of warrants with debt extension	-	-	809	-	809
Common stock issued as dividend	45,856	-	-	-	-
Stock-based compensation	-	-	383	-	383
Net loss	-	-	-	(10,620)	(10,620)
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821

Adjustment due to adoption of ASU 2016-02 (Topic 842, Leases)	-	-	-	171	171
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Shares issued for services	17,960	-	30	-	30
Shares issued to directors as compensation	31,760	1	62	-	63
Stock-based compensation	-	-	135	-	135
Net income	-	-	-	1,038	1,038
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2019	2018
Operating Activities:
Net income/(loss)	$1,038	$(10,620)
Adjustments to reconcile net income/(loss) to be used in operating activities:
Depreciation and amortization	1,217	1,186
Amortization of debt discount	524	1,694
Stock-based compensation	448	1,383
Shares issued for services	30	-
Change in warrant liability	(21)	(837)
Allowance/(reversal) for doubtful accounts	253	(7)
Non-cash interest expense on convertible notes	-	78
Non-cash interest expense on related party loans	-	58
Deferred tax benefit	47	(421)
Loss on conversion of related party promissory notes	-	5,055
Gain on obligation settlement	(2,046)	(294)
Gain on reversal of earnout liability	(250)	-
Changes to operating assets and liabilities, net of acquisition:
Accounts receivable and unbilled receivables	2,319	1,013
Inventories	-	613
Prepaid expenses and other current assets	1,260	(533)
Other assets	44	-
Operating lease right of use asset, net	535	-
Accounts payable	284	(98)
Deferred revenue	(5,682)	(543)
Accrued expenses	1,474	(248)
Customer deposits	(1,924)	938
Operating lease liabilities	(517)	-
Other non-current liabilities	(3)	19
Net cash used in operating activities	(970)	(1,564)
Investing activities
Proceeds from net working capital settlement	210	-
Purchases of property and equipment	(897)	(308)
Acquisition of business, net of cash acquired	-	(6,274)
Net cash used in investing activities	(687)	(6,582)
Financing activities
Proceeds from common stock issuance, net of issuance costs	-	8,919
Proceeds from related party loans	2,000	2,100
Payment of related party loans	-	(1,158)
Principal payments on finance leases	(31)	-
Repayment of seller note	(498)	-
Other financing activities, net	2	-
Net cash provided by financing activities	1,473	9,861
(Decrease)/increase in Cash and Cash Equivalents	(184)	1,715
Cash and Cash Equivalents, beginning of year	2,718	1,003
Cash and Cash Equivalents, end of year	$2,534	$2,718

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

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and have negative cash flows from operating activities as of December 31, 2019. As of December 31, 2019, we had cash and cash equivalents of $2,534 and a working capital deficit of $2,449.

On November 6, 2019, Slipstream Communications, LLC (“Slipstream”) extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

On December 30, 2019, Slipstream into the Secured Convertible Special Loan Promissory Note (“Special Loan”) as part of the Seventh Amendment of the Loan and Security Agreement with Slipstream, under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of paid-in-kind (“SLPIK”) interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. The entry into the Seventh Amendment adjusted the interest rate on the Company’s Term Loan and Revolving Loan to 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan exceeds $4,100 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional PIK.

Upon the earlier to occur of an Event of Default or October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of CRI (“New Preferred”) having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by CRI and the Lender, the New Preferred shall:

●	be the most senior equity security of CRI, including with respect to the payment of dividends and other distributions;

●	be on substantially the same terms and conditions as CRI’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;

●	not be subject to a right of redemption upon the part of a holder thereof;

●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;

●	have a Stated Value that is an amount mutually agreed by CRI and the Lender at the time of issuance;

●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of CRI’s common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and

●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

See Note 9 Loans Payable to the Consolidated Financial Statements for discussion of the accounting for the Special Loan.

On November 9, 2018, Slipstream extended the maturity date of our term loan and revolving loan to August 16, 2020. In conjunction with the extension of the maturity date of our term loan, we agreed that the cash portion of the interest rate would increase from 8.0% per annum to 10.0% per annum effective July 1, 2019.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans, and (ii) our operational forecast through 2021, we can continue as a going concern through at least March 31, 2021. However, given our history of net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2021. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 9 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

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

Subject to the terms and conditions of the Purchase Agreement, upon the closing of the Allure Acquisition, we acquired ownership of all of Allure’s issued and outstanding capital shares in consideration for a total purchase price of approximately $8,450, subject to a post-closing working capital adjustment. Of this purchase price amount, we paid $6,300 in cash. Of the remaining purchase price amount, approximately $1,250 was to be paid to former management of Allure, and approximately $900 is due from Allure to Seller, under an existing Seller note which was amended and restated for this reduced amount (as so amended and restated, the “Amended and Restated Seller Note”). The Amended and Restated Seller Note accrued interest at 3.5% per annum and required us to make quarterly payments of interest only through February 19, 2020, on which date the Amended and Restated Seller Note matured and all remaining amounts owing thereunder were due.

On May 10, 2019, we reached a settlement agreement with Seller on, among other things, the final net working capital as of the acquisition date resulting in (i) a payment to us from Seller in the amount of $210, and (ii) a reduction of the amount due under the Amended and Restated Seller Note of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and (b) $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. Our consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666. The outstanding principal balance of the Amended and Restated Seller Note as of December 31, 2019 is $1,637.

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

The Purchase Agreement contemplates additional consideration of $2,000 to be paid by us to Seller in the event that Allure’s revenue exceeds $13,000, provided that revenues from one specifically-named customer is capped at 70% of their gross revenue as part of the aggregate revenue calculation, for any of (i) the 12-month period ending December 31, 2019, or (ii) any of the next following trailing 12-month periods ending on each of March 31, June 30, September 30 and December 31, 2020. We currently do not expect to owe any amount of additional consideration to Seller and no liability has been recorded in the Consolidated Financial Statements for this contingent liability as of December 31, 2019.

See Note 5 Business Combinations for further discussion of the Company’s Allure Acquisition.

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

2. Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted effective January 1, 2018, using the modified retrospective method. See Note 4 Revenue Recognition for further discussion of the impact of adoption and our revenue recognition policy.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2019	2018
Raw materials, net of reserve of $134 and $207, respectively	$200	$220
Work-in-process	179	159
Total inventories	$379	$379

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 5,046,888 and 5,320,162 at December 31, 2019 and 2018, respectively were excluded from the computation of income/(loss) per share as no options or warrants were in the money for 2019 and all options and warrants were anti-dilutive in 2018 due to the net loss. In calculating diluted earnings per share for 2019, in accordance with ASC 260 Earnings per share, we included the dilutive issuance of the potential issuance of common stock upon an assumed conversion of the Special Loan. Net loss attributable to common shareholders for the years ended December 31, 2018 is after common stock dividends on Series A Convertible Preferred Stock (“preferred stock”) of $345 and a preferred stock conversion expense of $3,932 as discussed further in Note 13 Convertible Preferred Stock.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of December 31, 2019 and 2018.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30. There was no impairment loss recognized on goodwill or definite-lived intangible assets during the years ended December 31, 2019 and 2018 (see Note 8 Intangible Assets and Goodwill).

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, recognition of revenue, valuation allowances related to deferred taxes, deferred revenue, the fair value of acquired assets and liabilities, valuation of stock-based compensation awards and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

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

10. Business Combinations

Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 5 Business Combination for a discussion of the accounting for the Allure Acquisition.

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

Property and equipment consist of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Equipment	$83	$159
Leasehold improvements	136	58
Purchased and developed software	2,563	1,758
Furniture and fixtures	102	82
Other depreciable assets	65	57
Total property and equipment	2,949	2,114
Less: accumulated depreciation and amortization	(1,396)	(884)
Net property and equipment	$1,553	$1,230

During 2018, we wrote-off fully depreciated property and equipment and the related accumulated depreciation of $3,628.

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned
Equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $564 and $391 for the years ended December 31, 2019 and 2018, respectively.

12. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $805 and $243 for the years ended December 31, 2019 and 2018, respectively. These software development costs include both enhancements and upgrades of our client-based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in property and equipment, net on the consolidated balance sheets.

13. Leases

On January 1, 2019, we adopted Accounting Standards Updates (“ASU”) No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under ASC 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see Note 17 Leases.

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

Upon adoption, we recognized total ROU assets of $2,319, with corresponding liabilities of $2,319 on the consolidated balance sheets. This included $54 of pre-existing finance lease ROU assets previously reported in computer equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The effect of the adoption resulted in a $171 cumulative effect adjustment to retained earnings on January 1, 2019 but did not impact our prior year consolidated statements of income, statements of cash flows, or statements of shareholders’ equity.

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

Operating leases are included in operating lease right-of-use assets, current maturities of operating leases, and long-term obligations under operating leases on our consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of financing leases, and long-term obligations under financing leases on our consolidated balance sheets.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended. For information regarding the impact of Topic 842 adoption, see Note 2 Summary of Significant Accounting Policies and Note 17 Leases.

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

On January 1, 2019, we adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which aimed to address concerns over the cost and complexity of the two-step goodwill impairment test by removing the second step of the test. Prior to adoption, an entity was required to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performed Step 2 by comparing the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. As a result of adoption, in completing our annual impairment testing of goodwill as of September 30, 2019, we applied a one-step quantitative test and would have recorded the amount of goodwill impairment, if any, as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. There was no impact on our Consolidated Financial Statements as the result of adoption.

Not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our Consolidated Financial Statements.

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

We typically generate revenue through the following sources:

●	Hardware:

○	System hardware sales – displays, computers and peripherals

●	Services and Other:

○	Professional implementation and installation services

○	Software design and development services

○	Software as a service, including content management

○	Maintenance and support services, including technical help desk operations

The following table disaggregates the Company’s revenue by major source for the year-ended December 31, 2019:

(in thousands)	Year Ended December 31, 2019
Hardware	$8,229

Services:
Installation Services	7,500
Software Development Services	9,303
Managed Services	6,566
Total Services	23,369

Total Hardware and Services	$31,598

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

The company generally provides a warranty on hardware sales in-line with the warranty provided by the original equipment manufacturer and therefore has not identified hardware warranties as a significant estimate or additional performance obligation at the date of sale.

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 and 2018 were $0 and $52, respectively.

Software design and development services

Software and software license sales are revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically.

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. We account for revenue from these services in accordance with ASC 985 Software and recognize revenue ratably over the performance period. These services are classified as Managed Services.

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

Maintenance and support fees are based on the level of service provided to end customers, which can range from monitoring the health of a customer’s network to supporting a sophisticated web-portal to managing the end-to-end hardware and software of a digital marketing system. These agreements are renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. These contracts are generally 12-36 months in length. Revenue is recognized ratably and evenly over the service period. These services are classified as Managed Services.

The Company also performs time and materials-based maintenance and repair work for customers. Revenue is recognized at a point in time when the performance obligation has been fully satisfied. Certain portions of these revenues are classified as Hardware, Installation Services and Managed Services, depending on the customer and related contractual terms.

In addition to changes in the timing of when we record variable consideration, ASC 606 provided clarification about the classification of certain costs relating to revenue arrangements with customers. As a result of our analysis, we did not identify any components of our revenue transactions which required reclassification between principle and agent presentation.

NOTE 5: BUSINESS COMBINATION

On November 20, 2018, the Company completed the Allure Acquisition. Pursuant to the Stock Purchase Agreement, the total purchase price was $8,450, which was primarily funded using cash from the Company’s public offering closed on November 19, 2018. The difference between the total purchase price and the net consideration transferred is driven by the cash acquired in the acquisition, including cash received by the Company as a result of a net working capital settlement with Seller. During the fourth quarter of 2019, the Company finalized the purchase price accounting of Allure. The final purchase price consisted of the following items:

(in thousands)	Consideration
Cash consideration for stock	$6,300	(1)
Payable to former Allure management	1,021	(2)
Seller note payable	900	(3)
Earnout liability	250	(4)
Total consideration	8,471
Cash acquired	(424	)(5)
Net consideration transferred	$8,047

(1)	Cash consideration for outstanding shares of Allure common stock per Stock Purchase Agreement.

(2)	Represents a payable due to two former members of the Allure management team for a total of $1,250 as a result of the acquisition; 30% due in November 2018 and 70% due in November 2019. The fair value of the payable as of the acquisition date was deemed to be $1,021. During November 2019, the Company entered a payment plan with each former member of Allure management to spread the remaining payments due from the Company throughout 2020. As of December 31, 2019, the Company’s consolidated balance sheet includes $535 related to this liability within accrued expenses.

(3)	Represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated for this amount through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the stock purchase agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller. The Seller Note thereby increased from $900 per the Stock Purchase Agreement to $2,303 at the opening balance sheet. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note required us to make quarterly payments of interest through February 19, 2020, on which date the promissory note matured and all remaining amounts owing thereunder were due. See Note 10 Commitments and Contingencies in the consolidated financial statements for further discussion of this note, which is now past due.

(4)	The Stock Purchase Agreement contemplates additional consideration or $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement. The fair value of the earnout liability was initially determined to be $250 at the time of acquisition but has since been adjusted to $0, resulting in a gain on reversal of earnout liability of $250 in the fourth quarter of 2019. We currently do not expect to owe any amount of additional consideration to Seller and no liability has been recorded in the Consolidated Financial Statements for this contingent liability as of December 31, 2019. We utilized a third-party valuation specialist to assist in evaluating this liability as of the opening balance sheet date. Should revenues from Allure customers exceed $13,000 during 2020, the $2,000 liability generated would be recorded through the Company’s statement of operations.

(5)

Represents the Allure cash balance acquired at acquisition ($26) and the cash received from Seller in settlement of our net working capital claim ($398).

On May 10, 2019, we reached a settlement agreement with Seller on, among other things, the final net working capital as of the acquisition date resulting in (i) a payment to us from Seller in the amount of $210, and (ii) a reduction of the amount due under the Amended and Restated Seller Note of $168 of cash collected by the Company which had been previously designated for payment on the Amended and Restated Seller Note but was not ultimately remitted to the Seller and (b) $20 of unpaid accrued interest. In addition to this net working capital settlement, Seller accepted collection risk for one acquired receivable in the amount of $666, which was net settled through the Amended and Restated Seller Note. As a result, our consolidated balance sheet reflects a reduction in both accounts receivable and the Amended and Restated Seller Note of $666. The outstanding principal balance of the Amended and Restated Seller Note as of December 31, 2019 is $1,637.

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

The Company accounted for the Allure Acquisition using the acquisition method of accounting. The allocation of the purchase price, which was finalized in November 2019 in conjunction with the close of the one-year measurement period, is based on estimates of the fair value of assets acquired and liabilities assumed as of November 20, 2018. The components of the final purchase price allocation are as follows:

(in thousands)	Total
Accounts receivable	$1,452
Unbilled receivables	221
Inventory	142
Prepaid expenses & other current assets	17
Property and equipment	177
Other assets	7
Identified intangible assets:
Definite-lived trade names	340
Developed technology	1,770
Customer relationships	2,870
Goodwill	3,812
Accounts payable	(330)
Accrued expenses	(294)
Customer deposits	(494)
Deferred revenues	(276)
Accounts payable converted into Seller Note	(737)
Net consideration transferred	$8,047

The fair value of the customer relationship intangible asset has been estimated using the income approach through a discounted cash flow analysis with the cash flow projections discounted using a rate of 26.0%. The cash flows are based on estimates used to price the Allure Acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

The definite-lived trade name represents the Allure brand name as marketed primarily in the sports & entertainment, large venue and quick service restaurant verticals of the digital signage industry. The Company applied the income approach through an excess earnings analysis to determine the preliminary fair value of the trade name asset. The Company identified this asset as definite-lived as opposed to indefinite-lived as the Company plans to utilize the Allure trade name as a product name as opposed to go-to-market company name. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

The developed technology assets are primarily comprised of know-how and functionality embedded in Allure’s proprietary content management application which drives currently marketed products and services. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

The Company is amortizing the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 3 to 15 years.

The table below sets forth the valuation and amortization period of identifiable intangible assets:

(in thousands)	Preliminary Valuation	Amortization Period
Identifiable intangible assets:
Definite-lived trade names	$340	3-5 years
Developed technology	1,770	7 years
Customer relationships	2,870	15 years
Total	$4,980

The Company estimated the fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The fair value of property, plant and equipment of $177.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill and is subject to change upon final valuation. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Allure Acquisition. These benefits include a comprehensive portfolio of iconic customer brands, complementary product offerings, enhanced national footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information for the year-ended December 31, 2018 presents the combined financial results for the Company and Allure, adjusted for Allure’s fiscal year ended March 31, as if the Allure Acquisition had been completed January 1, 2017. Prior to the Allure Acquisition, Allure had a fiscal year reporting from April 1 to March 31 annually. The pro forma financial information set forth below for the year-ended December 31, 2018 includes Allure’s pro forma information for the twelve-month period January 1, 2018 through December 31, 2018. The information set forth below for the year-ended December 31, 2019 represents the Company’s consolidated results for that period.

	Year Ended December 31,
(in thousands, except earnings per common share)	2019	2018
	(unaudited)
Net sales	$31,598	$31,477
Net income/(loss)	$1,038	$(11,615)
Earnings per common share	$0.11	$(3.22)

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

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Seller in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. As part of our finalization of opening balance sheet accounting at the close of the measurement period, we recorded an adjustment to reflect the earnout liability to $0. The liability is deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results.

As discussed in Note 9 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. As the Special Loan was entered into on December 30, 2019, we have concluded that the fair value on December 31, 2019 approximates the cash proceeds received on the issuance of the debt.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2019	2018
Supplemental non-cash Investing and Financing Activities
Issuance of common stock upon conversion of preferred stock	$-	$1,927
Issuance of warrants with term loan extensions / revolver draws	$-	$809
Noncash preferred stock dividends	$-	$345
Conversion of promissory notes	$-	$10,031
Noncash preferred stock conversion expense	$-	$3,932

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$403	$630
Income taxes, net	$25	$34

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2019 and December 31, 2018:

	December 31,		December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,147	$4,635	2,895
Customer relationships	5,330	2,679	5,330	2,477
Trademarks and trade names	1,020	752	1,020	553
	10,985	6,578	10,985	5,925
Accumulated amortization	6,578		5,925
Net book value of amortizable intangible assets	$4,407		$5,060

For the year ended December 31, 2018, the gross carrying amount of technology platform, customer relationships, and trademarks and trade names increased $1,770, $2,870, and $340, respectively, from the Allure acquisition completed on November 19, 2018. For the years ended December 31, 2019 and 2018, amortization of intangible assets charged to operations was $654 and $795, respectively, inclusive of amortization expense for the acquired intangible assets for the six-week period from November 19, 2018 to December 31, 2018.

Estimated amortization is as follows:

Year ending December 31,	Estimated Future Amortization
2020	$616
2021	544
2022	444
2023	444
Thereafter	2,359

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)

Technology platform and patents	4 - 7
Trademark	3-5
Customer relationships	15

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2018:

Total
Balance as of January 1, 2019	$18,900
Adjustments due to finalization of purchase price allocation (Note 5)	(729)
Balance as of December 31, 2019	$18,171

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

The Company recognizes that any changes in our projected 2020 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,000	6/30/2021	61,729	8.0% interest (2)
C	8/17/2016	3,000	6/30/2021	588,236	8.0% interest (2)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest (3)
E	12/30/2019	2,000	6/30/2021 (4)	-	8.0% interest (4)
		$7,901		649,965
	Debt discount	(507)
	Total debt	$7,394
	Less current maturities	(3,637)
	Long term debt	3,757

A – Secured Disbursed Escrow Promissory Note with related party

B – Revolving Loan with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

(1)	0.0% interest per annum.

(2)	8.0% cash interest per annum when total borrowings under the term and revolver loans, in aggregate, are below $4,100 in principal (disregarding PIK interest); 8.0% cash, 2.0% PIK when total borrowing under the term and revolver loans, in aggregate, exceed $4,100 in principal (disregarding PIK interest).

(3)	3.5% simple cash interest per annum; interest payable quarterly with the first payment due on December 31, 2018 with payments of accrued interest continuing quarterly thereafter until the maturity date of February 20, 2020.

(4)	8.0% cash interest per annum, comprised of 6.0% cash, 2.0% PIK. Interest payable monthly with the first payment due on February 1, 2020. In an event of default, the interest rate increases by 6.0% to 14.0%. Debt is convertible to preferred stock at the earlier of an event of default or October 1, 2020. While the stated maturity date of the Special Loan is June 30, 2021, the mandatory conversion feature into preferred stock as of October 1, 2020 results in the classification of this debt instrument as a current liability on the consolidated balance sheet.

Term Note, Revolving Promissory Note, Secured Convertible Special Loan and Secured Disbursed Escrow Promissory Note

On August 17, 2016, we entered into a Loan and Security Agreement with Slipstream, and obtained a $3,000 term loan, with interest thereon at 8% per annum. The term loan contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions.

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our term loan and revolver loan with the Secured Disbursed Escrow Promissory Note.

On December 30, 2019, we entered into the Special Loan as part of the Seventh Amendment under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of SLPIK interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. The entry into the Seventh Amendment adjusted the interest rate on the Company’s Term Loan and Revolving Loan to 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan exceeds $4,100 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional PIK.

Upon the earlier to occur of an Event of Default or October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of CRI (“New Preferred”) having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by CRI and the Lender, the New Preferred shall:

●	be the most senior equity security of CRI, including with respect to the payment of dividends and other distributions;

●	be on substantially the same terms and conditions as CRI’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;

●	not be subject to a right of redemption upon the part of a holder thereof;

●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;

●	have a Stated Value that is an amount mutually agreed by CRI and the Lender at the time of issuance;

●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of CRI’s common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and

●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

In entering the Seventh Amendment and Special Loan, pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Special Loan at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations in each reporting period.

On November 19, 2018, we used proceeds from our common stock offering to repay Slipstream $1,283, inclusive of $125 of accrued interest, to reduce borrowings under the Loan and Security Agreement to an aggregate of $4,264, comprised of $3,000 term loan, $1,000 revolving loan and $264 secured disbursed escrow promissory note. The consolidated balance sheet includes $27 of accrued interest as of December 31, 2018 representing one month’s interest at 8.0% on the $4,000 outstanding balance.

On November 9, 2018, Slipstream, extended the maturity date of our term loan and revolver loan to August 16, 2020 through the Fifth Amendment to the Loan and Security Agreement. In conjunction with the extension of the maturity date of our term loan, we agreed that the interest rate would increase from 8.0% per annum to 10.0% per annum effective July 1, 2019.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream and obtained a $1,000 revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued Slipstream a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $8.09 in April 2018). The fair value of the warrants was $266, which was accounted for as an additional debt discount and amortized over the remaining life of the loan.

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1,100 revolving loan, with interest thereon at 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan (excluding the additional principal added pursuant to this proviso) exceeds $4,000 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional principal of the Term Loan (“PIK”); provided, further, however, that the Loan Rate with respect to the Disbursed Escrow Loan shall be 0%. The revolving loan was originally set to mature on January 16, 2019, which was amended to August 16, 2020 in conjunction with the Fifth Amendment to the Loan and Security Agreement. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

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

See Note 13 Convertible Preferred Stock for the Black Scholes inputs used to calculate the fair value of the warrants.

Convertible Promissory Notes

On October 29, 2018, Slipstream, the holder of convertible promissory notes, agreed to convert $4,955 of outstanding principal, including paid-in-kind interest and all accrued interest thereon into shares of our common stock and warrants at a conversion price equal to the lower of $7.65, or 80% of the price at which shares of common stock were sold in the Company’s common stock offering completed on November 19, 2018 (“Public Offering”). The conversion was contingent upon (i) the conversion of the Company’s Series A Preferred Stock, and (ii) the successful completion of a Public Offering of at least $10,000, each of which were successfully completed on November 19, 2018. In exchange for participation in the Public Offering, subject to a minimum participation requirement as agreed between the underwriters and the Company, and Slipstream’s execution of a lock-up agreement, Slipstream received, as a one-time incentive, additional common stock and warrants in such number that decreased the effective conversion price of the convertible notes to 70% of the lowest of those scenarios outlined above. Upon completion of the Company’s Public Offering on November 19, 2018, the convertible promissory notes were converted into shares of the Company’s common stock. The Company issued 653,062 shares of common stock at the stated conversion rate and an additional 1,386,090 shares of common stock in exchange for conversion of the convertible promissory notes as a result of the one-time incentive. The lock-up agreement applied to all shares of common stock and warrants issued to Slipstream.

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $900 through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the Stock Purchase Agreement. As of the balance sheet date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller, resulting in a Seller Note of $2,303. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note requires us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note will mature and all remaining amounts owing thereunder will be due.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid, nor do we intend to pay, the Amended and Restated Seller Note, which is now past its maturity date, without resolution of our demand for arbitration. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. See Note 10 Commitments and Contingencies in the consolidated financial statements for further discussion.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Lease termination

On August 10, 2017, we announced the planned closure of our office facilities located at 22 Audrey Place, Fairfield, New Jersey 07004, which housed our previous operations center and ceased use of the facilities in February 2018. In ceasing use of these facilities, we recorded a one-time non-cash charge of $474 to accrue for the remaining rent under the lease term, net of anticipated subtenant rental income. Effective June 30, 2018, we entered into a settlement agreement to exit this lease agreement, resulting in the Company recording a gain on settlement of $39. There were no such lease terminations during 2019.

Settlement of obligations

During the year ended December 31, 2019, the Company settled and/or wrote off obligations of $3,178 for $1,132 cash payment and recognized a gain of $2,046. $1,619 of this gain related to settlement of legacy sales commissions due to a third party vendor which were settled with a cash payment of $1,100 during the three-months ended December 31, 2019. The remaining settlements related to legacy accounts payable deemed to no longer be legal obligations to vendors.

In 2018, the Company settled and/or wrote off obligations of $313 for $58 cash payment and recognized a gain of $255. This obligation included $30 of accrued wage labor liabilities no longer anticipated to be pursued against the Company.

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

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. This suit remains in the early stages of litigation and, as a result, the outcome of the suit and the allocation of liability, if any, remain unclear, so the Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recover, if any, at the time of this filing.

The Company has notified its insurance company on notice of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for breach of contract, indemnification, and fraudulent misrepresentation under the Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid the Amended and Restated Seller Note which is now past its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment.

(b) The Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of March 11, 2020, and there were no other such proceedings pending during the period covered by this Report.

Termination benefits

Effective December 31, 2018, the Company entered into a separation agreement with Mr. Walpuck, the Company’s former Chief Operating Officer. Mr. Walpuck and the Company agreed to a transition of Mr. Walpuck’s duties commencing January 31, 2019. Mr. Walpuck began consulting for the Company commencing February 1, 2019, and such services ended May 1, 2019. Mr. Walpuck was paid $100 per hour, with a maximum of 80 hours each month during the term of the consulting arrangement.

Pursuant to the terms of Mr. Walpuck’s employment agreement, Mr. Walpuck received a total of $220 in severance payments in even monthly installments through December 2019. The Company agreed to fully vest all stock options of Mr. Walpuck, such options do not terminate as a result of Mr. Walpuck’s termination of employment and remain exercisable throughout the term of the options.

On December 21, 2018, the Company announced certain restructuring activities following completion of its acquisition of Allure and accrued one-time termination benefits related to severance to the affected employees of $386. During the three-months ended December 31, 2018, cash payments for termination benefits were $31, with the remaining cash payments of $355 paid during the year-ended December 31, 2019.

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

NOTE 11: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 9 Loans Payable, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulated a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. As of December 31, 2019, 33 Degrees paid the note in full and had a remaining outstanding accounts receivable balance of $1 in the Consolidated Financial Statements. Interest income of $118 related to the agreement has been included in interest expense in the consolidated statement of operations for the year ended December 31, 2019. 33 Degrees has continued to purchase additional hardware and services from the Company on a prepaid basis.

For the years ended December 31, 2019 and 2018, we had sales of $1,103 (3.5% of consolidated revenue) and $1,566 (6.9% of consolidated revenue), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

Accounts receivable due from 33 Degrees was $1, or 0.0%, and $1,933, or 30.0% of consolidated accounts receivable at December 31, 2019 and December 31, 2018, respectively.

On December 30, 2019, we entered into the Special Loan as part of the Seventh Amendment of the Loan and Security Agreement with Slipstream, under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of SLPIK interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. See Note 9 Loans Payable for additional information regarding the loans.

On November 6, 2019, Slipstream extended the maturity date of the Term Loan and Revolving Loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of such loans with the maturity date of the Disbursed Escrow Note. See Note 9 Loans Payable for additional information regarding the loans.

On September 20, 2018, the Compensation Committee of the Board of Directors (1) adjusted the salary of Mr. Mills, CEO, to $330,000 annually, retroactive to January 1, 2018 and (2) granted 166,667 shares of common stock to Mr. Mills, CEO as compensation for his performance and direction of the Company since taking over as CEO in October 2015. The chart above reflects the fair value of the unrestricted shares which vested and received by Mr. Mills on the date the shares were formally issued, December 19, 2018 (133,333) and January 11, 2019 (33,334).

NOTE 12: INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with the Act, the Company recorded an income tax benefit of $200 in the fourth quarter of 2017, the period in which the legislation was enacted.

The income tax provision/(benefit) consisted of the following:

	Year ended December 31,
	2019	2018
Tax provision summary:
State income tax	$46	$23
Deferred tax benefit - federal	17	(454)
Deferred tax expense – state	30	33
Tax benefit	$93	$(398)

The income tax provision/(benefit) includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws. The amount provided for deferred income taxes reflects that impact of the revaluation of the Company’s deferred income tax assets and liabilities required as the result of the change in the U.S. federal and state income tax rates, as discussed above.

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2019	2018
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	9.85%	1.36%
Foreign rate differential	-9.69%	0.58%
IRC 162(m) limitation	0%	-0.63%
Meals and entertainment	0.81%	0%
Discrete items, Transaction items, and Other	44.05%	239.77%
Changes in valuation allowance	-57.76%	-258.44%
Effective tax rate	8.25%	3.64%

The net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Reserves	$175	$233
Property and equipment	(83)	462
Accrued expenses	265	822
Right-of-use Asset	(414)	-
Right-of-use Liability	419	-
Severance	-	65
IRC 163(j) Interest Deduction	17	591
Non-qualified stock options	528	336
R&D credits	1,801	1,538
Net foreign carryforwards	2,768	2,214
Net operating loss and credit carryforwards	34,754	33,988
Intangibles	(1,128)	(672)

Total deferred tax assets, net	39,102	39,577
Valuation allowance	(39,277)	(39,705)

Net deferred tax liabilities	$(175)	$(128)

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). We have substantial NOLs that are limited in its usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. The estimated federal NOL carryforward after application of the IRC Section 382 limitation is $33,817 and foreign NOL carryforward is $2,768 as of December 31, 2019. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company with a definite life.

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

On November 5, 2018, the shareholders of preferred stock agreed to convert the entire class of preferred stock into common stock at an exchange ratio of $7.65 per share. The conversion was contingent upon a successful Public Offering of at least $10,000, which the Company completed on November 19, 2018.

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

On April 27, 2018, we entered into the Fourth Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1,100 revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 143,791 shares of Creative Realities’ common stock at a per share price of $7.65 (subject to adjustment and subsequently adjusted to $6.25 in November 2018). The fair value of the warrants was $543, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

On January 16, 2018, we entered into the Third Amendment to the Loan and Security Agreement with Slipstream, under which we obtained a $1,000 revolving loan, with interest thereon at 8% per annum, maturing on January 16, 2019. In connection with the loan, we issued the lender a five-year warrant to purchase up to 61,729 shares of Creative Realities’ common stock at a per share price of $8.10 (subject to adjustment and subsequently adjusted to $6.09 in November 2018). The fair value of the warrants on the issuance date was $266, which is accounted for as an additional debt discount and amortized over the remaining life of the loan.

Listed below are the range of inputs used for the probability weighted Black Scholes option pricing model valuations for when the warrants were issued and at December 31, 2019.

Issuance Date	Expected Term at Issuance Date	Risk Free Interest Rate at Date of Issuance	Volatility at Date of Issuance	Stock Price at Date of Issuance
1/16/2018	5.00	2.36%	65.07%	$7.80
4/27/2018	5.00	2.80%	65.95%	$6.90

Remaining Expected Term at December 31, 2019	Risk Free Interest Rate at December 31, 2019	Volatility at December 31, 2019	Stock Price at December 31, 2019
0.13 - 3.92	1.69%	74.49%	$1.53

A summary of outstanding debt and equity warrants is included below:

	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2019	4,815,047	$4.90	4.34	216,255	$7.34	0.64
Warrants issued	-	-	-	-	-	-
Warrants expired	(82,019)	8.25	-	(216,255)	7.34	-
Balance December 31, 2019	4,733,028	$4.83	3.41	-	$-	-

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options, including non-employee directors, is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $5.39	25,000	9.86	$1.88	-	$-
$5.40 - $19.50	287,341	6.04	$8.35	250,257	$8.45
$19.51 - $23.70	1,000	4.04	23.70	1,000	$23.70
$23.71 - $367.50	519	2.58	112.30	519	$112.30
	313,860	6.33	$8.06	251,776

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2018	288,860	$8.59
Granted	25,000	1.88
Exercised	-	-
Forfeited or expired	-	-
Balance, December 31, 2019	313,860	$8.06

The weighted average remaining contractual life for options exercisable is 5.68 years as of December 31, 2019.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

On November 7, 2019, the Company granted 10-year options to purchase an aggregate of 25,000 shares of its common stock to one non-employee director. The options vest over 3 years and have an exercise price of $1.88, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $1.19 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	1.92%
Expected term	6.25 years
Expected price volatility	68.77%
Dividend yield	0%

On September 7 and September 20, 2018, the Company granted 10-year options to purchase an aggregate of 33,334 shares of its common stock to two employees, 16,667 of which were granted to an Officer. The options vest over 4 years and have an exercise price of $7.50. The fair value of the options on the grant date was $4.58 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

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

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. There are 301,674 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of stock options for the years ended December 31, 2019 and 2018 of $447 and $1,383, respectively, was included in general and administrative expense in the Consolidated Financial Statements.

At December 31, 2019, there was approximately $174 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future forfeitures as they occur.

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

On September 20, 2018, the Compensation Committee of the Board of Directors proposed, and the Board of Directors approved, an aggregate award of 166,667 shares of common stock to our current CEO in light of performance and growth of certain key customer relationships. Of those shares granted, 133,334 were deemed to be awarded and fully vested as of such date, with the remaining 33,333 shares restricted to vest upon the Company’s recognition in accordance with GAAP of approximately $6,200 of revenue which was deferred on the Company’s balance sheet. During 2018, the Company recorded compensation expense for those vested awards based on the grant-date close price of the Company’s common stock, or $7.50, resulting in a non-cash compensation expense in the period of $1,000. During 2019, the conditions were met for those remaining shares to vest and the Company recorded compensation expense of $250 based on the grant-date close price of the Company’s common stock, or $7.50.

On December 31, 2018, the Company recorded $35 in additional compensation expense for the accelerated vesting of outstanding, unvested stock options in conjunction with the separation agreement executed between the Chief Operating Officer and the Company during the year ended December 31, 2018.

NOTE 16: SHARE REPURCHASE PROGRAM

On August 9, 2017, our Board of Directors authorized a program to repurchase up to 166,667 shares of our outstanding common stock through August 9, 2019. The authorization allowed for the repurchases to be conducted through open market or privately negotiated transactions. Shares acquired under the stock repurchase program are expected to be retired and returned to the status of authorized but unissued shares of common stock. The stock repurchase program can be suspended, modified or discontinued at any time at our discretion.  No shares were repurchased by the Company during 2019 or 2018 and the program terminated August 9, 2019.

NOTE 17: LEASES

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2020 and 2023. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Year Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$32
Interest	5
Operating lease cost	736
Total lease cost	$773

Weighted Average Remaining Lease Term
Operating leases	3.4 years
Finance leases	1.2 years

Weighted Average Discount Rate
Operating leases	10.0%
Finance leases	13.64%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

(in thousands)	Operating Leases	Finance Leases
2020	681	23
2021	630	4
2022	377	1
2023	375	-
2024	-	-
Thereafter	-	-
Total undiscounted cash flows	2,063	28
Less imputed interest	(317)	(2)
Present value of lease liabilities	1,746	26

Lease liabilities, current	646	21
Lease liabilities, non-current	1,100	5
Present value of lease liabilities	1,746	26

Supplemental cash flow information related to leases are as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$719
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$31

Future minimum lease payments under leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows in accordance with ASC 840:

Year ending December 31,	Lease Obligations
2019	$726
2020	613
2021	423
2022	374
Thereafter	375
Total future minimum obligations	$2,511

Rent expense totaled $488 for the year ended December 31, 2018 and is included in General and Administrative expenses.

NOTE 18: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates in the United States. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. The Company contributed $155 and $101 to employee 401(k) retirement plans for the year-ended December 31, 2019 and 2018, respectively.

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

NOTE 19: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS/VENDORS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended December 31, 2019 and 2018 were in the United States and Canada.

Significant Customers

We had one (1) and two (2) customers that accounted for 18.5% and 48.3% of revenue for the years ended December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019 and 2018, we had sales of $1,103 (3.5% of consolidated sales) and $1,566 (6.9% of consolidated sales), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

We had one (1) and two (2) customers that in the aggregate accounted for 14.4% and 40.0% of accounts receivable as of December 31, 2019 and December 31, 2018, respectively. Accounts receivable due from 33 Degrees was $1 and $1,933 at December 31, 2019 and 2018, respectively.

Significant Vendors

We had one (1) vendor that accounted for 50% of outstanding accounts payable at December 31, 2019. There were no vendors in excess of 10% of outstanding accounts payable at December 31, 2018.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment to Agreement and Plan of Merger and Reorganization and Waiver dated as of September 1, 2017 (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

2.2	Stock Purchase Agreement, dated as of September 20, 2018, by and between the registrant and Christie Digital System, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018).

3.1	Articles of Incorporation, as amended (incorporated by reference to registrant’s Amendment No. 1 to Form SB-2 filed on October 12, 2006).

3.2	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.3	Articles of Amendment Filed on October 17, 2018 (incorporate by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.4	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

3.5	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.6	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 16, 2014)

3.7	Articles of Amendment Filed on October 17, 2018 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.8	Statement of Cancellation of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.9	Statement of Cancellation of Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.10	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Warrant dated February 18, 2015, issued in favor of Mill City Ventures III, Ltd. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

4.2	Warrant to Purchase Common Stock, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

4.3	Warrant to Purchase Common Stock, issued in favor of Equity Trust company, custodian FBO Leonid Frenkel IRA (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

4.4	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

4.5	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

4.6	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.7	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.8	Warrant dated December 22, 2015, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on April 4, 2016)

Exhibit No.	Description

4.9	Form of Warrant (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

4.10	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

4.11	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

4.12	Form of Investor Warrant issued November 19, 2018 (incorporated by reference to Exhibit 4.3 to the registrant’s Amendment No. 5 to Form S-1/A filed with the SEC on November 14, 2018)

4.13	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Amendment No. 3 to Form S-1/A filed with the SEC on October 22, 2018)

4.14	Description of Registrant’s Securities*

10.1	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.3	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.4	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.5	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.6	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.7	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.8	First Amendment to Loan and Security Agreement dated as of August 10, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.9	Second Amendment to Loan and Security Agreement dated as of November 13, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

Exhibit No.	Description

10.10	Third Amendment to Loan and Security Agreement dated as of January 16, 2018 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.11	Secured Term Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.12	Secured Revolving Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Third Amendment to Loan and Security Agreement dated January 16, 2018) subsidiaries (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.13	Fourth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

10.14	Second Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.15	Second Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.16	Secured Disbursed Escrow Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of $264,000 dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.17	Employment Agreement with Richard Mills (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.18	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.19	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-1 filed October 22, 2018)

10.20	2014 Stock Incentive Plan as amended (incorporated by reference to the registrant’s definitive proxy statement filed with the SEC on July 24, 2018)

10.21	Fifth Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant's report on Form 8-K filed with the SEC on November 20, 2018)

10.22	Third Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC (incorporated by reference to Exhibit 10.2 of registrant's report on Form 8-K filed with the SEC on November 20, 2018)

10.23	Amended and Restated Convertible Promissory Note dated November 20, 2018 issued by Allure Global Solutions, Inc. in favor of Christie Digital Systems, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on November 26, 2018)

10.24	Restricted Stock Agreement dated December 14, 2018 with Richard Mills (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on December 20, 2018)

Exhibit No.	Description

10.25	Seventh Amendment to Loan and Security Agreement dated December 30, 2019 by and among the Company, its Subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on January 3, 2020)

10.26	Secured Convertible Special Loan Promissory Notes dated December 30, 2019 issued by the Company to Slipstream Communications, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s report on Form 8-K filed with the SEC on January 3, 2020)

14.1	Code of Business Conduct and Ethics

21.1	List of Subsidiaries

23.1	Consent of EisnerAmper LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

99.1	Press Release dated March 12, 2020*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

 *Filed herewith

E-4