Form 10-Q
period 2020-03-31
CREATIVE REALITIES, INC.
filed 2020-05-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2020, the registrant had 9,827,023 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,141	$2,534
Accounts receivable, net of allowance of $945 and $617, respectively	3,293	4,663
Unbilled receivables	72	86
Work-in-process and inventories, net of reserve of $136 and $134, respectively	714	379
Prepaid expenses and other current assets	460	320
Total current assets	6,680	7,982

Operating lease right-of-use assets	1,599	1,728
Property and equipment, net	1,614	1,553
Intangibles, net	4,248	4,407
Goodwill	7,525	18,171
Other assets	126	135
TOTAL ASSETS	$21,792	$33,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	1,637	1,637
Short-term related party convertible loans payable, at fair value	2,171	2,000
Accounts payable	2,002	1,849
Accrued expenses	2,298	2,751
Deferred revenues	1,453	772
Customer deposits	1,350	755
Current maturities of operating leases	649	646
Current maturities of finance leases	16	21
Total current liabilities	11,576	10,431
Long-term related party loans payable, net of $422 and $507 discount, respectively	3,869	3,757
Long-term obligations under operating leases	970	1,100
Deferred tax liabilities	-	175
Other long-term liabilities	2	5
TOTAL LIABILITIES	16,417	15,468
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 200,000 shares authorized; 9,795 and 9,775 shares issued and outstanding, respectively	98	98
Additional paid-in capital	54,102	54,052
Accumulated deficit	(48,825)	(35,642)
Total shareholders’ equity	5,375	18,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,792	$33,976

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Sales
Hardware	$1,367	$1,641
Services and other	2,337	7,843
Total sales	3,704	9,484
Cost of sales
Hardware	983	1,405
Services and other	1,114	4,398
Total cost of sales	2,097	5,803
Gross profit	1,607	3,681
Operating expenses:
Sales and marketing	427	697
Research and development	313	373
General and administrative	2,856	2,290
Depreciation and amortization	366	286
Goodwill impairment	10,646	-
Total operating expenses	14,608	3,646
Operating income/(loss)	(13,001)	35

Other income (expenses):
Interest expense	(227)	(204)
Gain on settlement of obligations	40	7
Change in fair value of Special Loan	(151)	-
Other income/(expense)	1	(1)
Total other income/(expense)	(337)	(198)
Income/(loss) before income taxes	(13,338)	(163)
Benefit from / (provision for) income taxes	155	(21)
Net income/(loss)	$(13,183)	$(184)
Basic earnings/(loss) per common share	$(1.35)	$(0.02)
Diluted earnings/(loss) per common share	$(1.35)	$(0.02)
Weighted average shares outstanding - basic	9,794	9,725
Weighted average shares outstanding - diluted	9,794	9,725

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income/(loss)	$(13,183)	$(184)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	366	277
Amortization of debt discount	85	156
Stock-based compensation	50	41
Change in warrant liability	-	1
Change in fair value of Special Loan	151	-
Deferred tax provision	(175)	19
Allowance for doubtful accounts	328	68
Increase in notes due to in-kind interest	47	-
Loss on goodwill impairment	10,646
Gain on settlement of obligations	(40)	(7)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	1,056	(556)
Inventories	(335)	(286)
Prepaid expenses and other current assets	(140)	623
Operating lease right-of-use assets, net	129	141
Other assets	9	9
Accounts payable	193	402
Deferred revenue	681	(1,024)
Accrued expenses	(453)	1,419
Deposits	595	(1,196)
Other liabilities	(127)	(135)
Net cash used in operating activities	(117)	(232)
Investing activities
Purchases of property and equipment	(268)	(230)
Net cash used in investing activities	(268)	(230)
Financing activities
Principal payments on finance leases	(8)	(8)
Net cash used in financing activities	(8)	(8)
Increase/(decrease) in Cash and Cash Equivalents	(393)	(470)
Cash and Cash Equivalents, beginning of period	2,534	2,718
Cash and Cash Equivalents, end of period	$2,141	$2,248

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Stock-based compensation	-	-	19	-	19
Shares issued to directors as compensation	20,425	-	31	-	31
Net loss	-	-	-	(13,183)	(13,183)
Balance as of March 31, 2020	9,794,971	$98	$54,102	$(48,825)	$5,375

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Stock-based compensation	-	-	41	-	41
Net loss	-	-	-	(184)	(184)
Balance as of March 31, 2019	9,724,826	$97	$53,616	$(36,864)	$16,849

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

On November 20, 2018, we closed on our acquisition of Allure Global Solutions, Inc. (the “Allure Acquisition”). While the Allure Acquisition expanded our operations, geographical footprint and customer base and also enhanced our current product offerings, the core business of Allure is consistent with the existing operations of Creative Realties, Inc. and as a result of the Allure Acquisition we did not add different operating activities to our business.

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation, and ConeXus World Global, LLC, a Kentucky limited liability company. Our other wholly owned subsidiary, Creative Realities, LLC, a Delaware limited liability company, has been effectively dormant since October 2015, the date of the merger with ConeXus World Global, LLC.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, we have incurred net losses of $13,183 and $184, respectively. As of March 31, 2020, we had cash and cash equivalents of $2,141 and working capital deficit of $4,896, which includes $649 representing current maturities of operating leases that were initially recognized January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02, and for which no corresponding current asset is recorded.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects has caused the projected incoming cash to be delayed, and consequently cash flows have been slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

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

On April 1, 2020, the “Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with its subsidiaries and Slipstream to amend the terms of the payments and interest accruing on the Company’s Term Loan, Secured Revolving Promissory Note, and Special Loan. The Eighth Amendment increased the interest rates of the Company’s term, revolving and special loans from 8% to 10%, effective April 1, 2020. Until January 1, 2021, rather than cash payments of accrued interest under the term and revolving loans, interest will be paid by the issuance of and treated as additional principal thereunder. Commencing January 2, 2021, such interest will be payable in cash. Interest on the special loan will no longer be paid in cash, but by the issuance of and treated as additional principal thereunder.

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans to June 30, 2021, (ii) our receipt of approximately $1,551 of funding through the Payroll Protection Program on April 27, 2020, (iii) our operational forecast through 2021, and (iv) support from Slipstream through June 30, 2021, we can continue as a going concern through at least May 15, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the three months ended March 31, 2020, we can provide no assurance that our ongoing operational efforts will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the applicable instructions to Form 10-Q and Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

2.  Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, applying the five-step model.

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

Revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms as payment is due at or shortly after the time of the sale, typically ranging between thirty and ninety days. Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

The Company uses the practical expedient for recording an immediate expense for incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2020	2019
Raw materials, net of reserve of $136 and $134, respectively	$241	$200
Work-in-process	473	179
Total inventories	$714	$379

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of our long-lived assets as of March 31, 2020 and concluded there were none.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling approximately 5,035,518 and 5,320,162 at March 31, 2020 and 2019, respectively were excluded from the computation of income/(loss) per share as all options and warrants were anti-dilutive due to the net loss in each period. In calculating diluted earnings per share for the three months ended March 31, 2020, in accordance with ASC 260 Earnings per share, we included the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Special Loan.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2020 and December 31, 2019.

7. Goodwill

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 7 Intangible Assets and Goodwill).

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the allowance for doubtful accounts, valuation allowances related to deferred taxes, the fair value of acquired assets and liabilities, the fair value of liabilities reliant upon the appraised fair value of the Company, valuation of stock-based compensation awards and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

9. Leases

We account for leases in accordance with ASU No. 2016-02, Leases (Topic 842), as amended.

We determine if an arrangement is a lease at inception. Right of use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2020, we adopted ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provide guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The adoption of this guidance had no material impact on our Condensed Consolidated Financial Statements.

On January 1, 2020, we adopted ASU No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removed, modified, and added certain disclosure requirements. The adoption of this guidance had no material impact on our Condensed Consolidated Financial Statements.

Not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our Condensed Consolidated Financial Statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Hardware	$1,367	$1,641

Services:
Installation Services	869	2,372
Software Development Services	142	3,976
Managed Services	1,326	1,495
Total Services	2,337	7,843

Total Hardware and Services	$3,704	$9,484

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of March 31, 2020 and 2019 were $0.

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

The Company previously recorded warrant liabilities that were measured at fair value on a recurring basis using a binomial option pricing model. The fair value of the warrant liabilities had decreased to $0 as of June 30, 2019. All of the Company’s outstanding warrants classified as liabilities expired during the three months ended September 30, 2019.

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Christie Digital Systems, USA (“Seller”) in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. As part of our finalization of opening balance sheet accounting at the close of the measurement period in November 2019, we recorded an adjustment to reflect the earnout liability to $0. The fair value estimate remains at $0 as of March 31, 2020. The liability is deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results.

As discussed in Note 8 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. As of March 31, 2020, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $151 loss during the period from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2020	2019
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Cash paid during the period for:
Interest	$107	$80
Income taxes, net	$1	$-

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,210	$4,635	3,147
Customer relationships	5,330	2,727	5,330	2,679
Trademarks and trade names	1,020	800	1,020	752
	10,985	6,737	10,985	6,578
Accumulated amortization	6,737		6,578
Net book value of amortizable intangible assets	$4,248		$4,407

For the three months ended March 31, 2020 and 2019, amortization of intangible assets charged to operations was $159 and $156, respectively.

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2019:

Total
Balance as of December 31, 2019	$18,171
Adjustments due to impairment loss	(10,646)
Balance as of March 31, 2020	$7,525

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

Despite the excess fair value identified in our 2019 annual impairment assessment, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic during the three months ended March 31, 2020 indicate that an impairment loss may have been incurred during the period. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill was impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (5) changes to the regulatory environment and (6) the nature and amount of government support that will be provided. As a result of this qualitative assessment, we concluded that indicators of impairment were present and that a quantitative interim impairment assessment of our goodwill was necessary as of March 31, 2020.

As a result of the adoption of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment the impairment test consists solely of comparing the carrying value of the reporting unit with its fair value and recording impairment, if identified.

The fair value of the reporting unit was estimated via the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our industry. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and by analyzing published rates relevant to our business to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. We utilized a discount rate of 15.3% in our valuation completed as of March 31, 2020.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, leading to an implied fair value of goodwill substantially below the carrying value. Therefore, during the three months ended March 31, 2020, we recorded a non-cash impairment loss of $10,646. We recorded the estimated impairment losses in the caption "Goodwill impairment" in our Condensed Consolidated Statement of Operations. After the impairment loss, there is $7,525 remaining goodwill as of March 31, 2020.

The Company recognizes that any changes in our projected 2020 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest (1)
B	1/16/2018	1,007	6/30/2021	61,729	10.0% interest (2)
C	8/17/2016	3,020	6/30/2021	588,236	10.0% interest (2)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest (3)
E	12/30/2019	2,171	6/30/2021(4)	-	10.0% interest (4)
	Total debt, gross	8,099		649,965
	Debt discount	(422)
	Total debt, net	$7,677
	Less current maturities	(3,808)
	Long term debt	3,869

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

(1) 8.0% cash interest per annum through March 31, 2020. 10.0% paid-in-kind interest (“PIK”) interest per annum from April 1, 2020 through December 31, 2020. 8.0% cash interest per annum January 1, 2021 through the maturity date.

(2) 8.0% cash interest per annum, comprised of 6.0% cash, 2.0% PIK through March 31, 2020. 10.0% PIK interest per annum through September 30, 2020. In an event of default, the interest rate increases by 6.0% to 16.0%. Debt is convertible to preferred stock at the earlier of an event of default or October 1, 2020. While the stated maturity date of the Special Loan is June 30, 2021, the mandatory conversion feature into preferred stock as of October 1, 2020 results in the classification of this debt instrument as a current liability on the consolidated balance sheet.

Loan and Security Agreement

On August 17, 2016, the Company entered into a Loan and Security Agreement with Slipstream (“Loan and Security Agreement”). Since the initial entry into the Loan and Security Agreement in 2016, the Company has entered into several financing arrangements with varying interest rates, maturity dates, and number of associated detachable warrants, each entered within the structure of the Loan and Security Agreement. The debt instruments outstanding under the Loan and Security Agreement as of March 31, 2020 include the Term Loan, Secured Revolving Promissory Note, Secured Disbursed Escrow Promissory Note, and the Special Loan.

The Loan and Security Agreement contains certain customary restrictions including, but not limited to, restrictions on mergers and consolidations with other entities, cancellation of any debt or incurring new debt (subject to certain exceptions), and other customary restrictions. Obligations under the loan and security agreement are secured by a grant of collateral security in all of the tangible assets of Creative Realities, Inc. and each of its wholly owned subsidiaries.

Eighth Amendment; Modification of Interest Rates under Loan and Security Agreement

On April 1, 2020, the “Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with its subsidiaries and Slipstream to amend the terms of the payments and interest accruing on the Company’s Term Loan, Secured Revolving Promissory Note, and Special Loan. The Eighth Amendment increased the interest rates of the Company’s term, revolving and special loans from 8% to 10%, effective April 1, 2020. Until January 1, 2021, rather than cash payments of accrued interest under the term and revolving loans, interest will be paid by the issuance of and treated as additional principal thereunder. Commencing January 2, 2021, such interest will be payable in cash. Interest on the special loan will no longer be paid in cash, but by the issuance of and treated as additional principal thereunder.

Upon entry into the Eighth Amendment, the Company completed an analysis of the changes in the Loan and Security Agreement within ASC 470 Debt, concluding that the changes represent a modification to the existing debt that was not a troubled debt restructuring and will account for the modified terms prospectively as yield adjustments, based on the revised terms.

Seventh Amendment; Entry into Secured Convertible Special Loan Promissory Note

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

In entering the Seventh Amendment and Special Loan, pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Special Loan at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations in each reporting period. As of March 31, 2020, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $151 loss during the period from the change in fair value of the liability.

Sixth Amendment; Extension of Maturity Dates

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our Term Loan and Secured Revolving Promissory Note with the Secured Disbursed Escrow Promissory Note.

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $900 through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the Stock Purchase Agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller, resulting in a Seller Note of $2,303. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note requires us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note matured and all remaining amounts owing thereunder became due.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid, nor do we intend to pay, the Amended and Restated Seller Note, which is now past its maturity date, without resolution of our demand for arbitration. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. The Company continues to accrue interest on the Amended and Restated Seller Note and have included $29 in accrued expenses in the Condensed Consolidated Financial Statements as of March 31, 2020. See Note 9 Commitments and Contingencies for further discussion.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for breach of contract, indemnification, and fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid the Amended and Restated Seller Note which is now past its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment.

The Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of May 7, 2020, and there were no other such proceedings pending during the period covered by this Report.

Termination benefits

We implemented cost-control measures in light of the effect of the COVID-19 pandemic on our business, including employment compensation reductions designed to achieve preliminary cost savings. On March 19, 2020, the Company’s Board of Directors approved a six-month reduction of the salaries of our Chief Executive Officer and Chief Financial Officer by twenty percent (20%), thereby reducing the salaries payable to such officers in 2020 to $297,000 and $224,100, respectively.

On March 20, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which is included in accrued expenses on the Condensed Consolidated Balance Sheet.

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable, we have the following related party transactions.

On August 14, 2018, we entered into a payment agreement with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”) outlining terms for repayment of $2,567 of aged accounts receivable as of that date. The payment agreement stipulated a simple interest rate of 12% on aged accounts receivable to be paid on the tenth day of each month through the maturity date of December 31, 2019. As of December 31, 2019, 33 Degrees paid the note in full.

Following repayment of the note, 33 Degrees has continued to purchase additional hardware and services from the Company under normal payment terms. For the three months ended March 31, 2020 and 2019, the Company had sales to 33 Degrees of $500, or 13.5%, and $195, or 2.1%, respectively, of consolidated revenue. Accounts receivable due from 33 Degrees was $211, or 5.0%, and $1, or 0.0% of consolidated accounts receivable at March 31, 2020 and December 31, 2019, respectively.

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

For the three months ended March 31, 2020, we reported tax benefit of $155. As of March 31, 2020, the net deferred tax assets totaled $0 after valuation allowance, as compared to $175 at December 31, 2019. As discussed above, this is primarily the result of the impairment to goodwill, which resulted in adjusting the deferred tax impact associated with indefinite lived goodwill from a deferred tax liability to a deferred tax asset. As the indefinite-lived intangibles can no longer provide a source of income, a full valuation allowance was placed against the deferred tax assets.

NOTE 12: WARRANTS

A summary of outstanding equity warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2020	4,733,028	$4.83	3.41
Warrants issued	-	-	-
Warrants expired	(11,318)	12.20	-
Balance March 31, 2020	4,815,047	$4.81	3.17

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $5.39	25,000	9.61	$1.88	0	$1.88
$5.40 - $7.50	203,997	6.24	$6.91	166,913	$6.73
$7.51 - $160.50	84,812	4.65	12.43	84,812	$12.43
	313,809	6.08	$8.00	251,725

	Options	Weighted Average Exercise
	Outstanding	Price
Balance, December 31, 2019	313,860	$8.06
Granted	-	-
Exercised	-	-
Forfeited or expired	51	368
Balance, March 31, 2020	313,809	$8.00

The weighted average remaining contractual life for options exercisable is 5.4 years as of March 31, 2020.

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

Compensation expense recognized for the issuance of stock options for the years three months ended March 31, 2020 and 2019 of $50 and $41, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

At March 31, 2020, there was approximately $155 of total unrecognized compensation expense related to unvested share-based awards. Generally, this expense will be recognized over the next three years and will be adjusted for any future forfeitures as they occur.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two (2) and one (1) customers that in the aggregate accounted for 24% and 18.5% of accounts receivable as of March 31, 2020 and December 31, 2019, respectively, which includes transactions with 33 Degrees for both periods.

We had 3 and 2 customers that accounted for 39% and 42% of revenue for the three months ended March 31, 2020 and 2019, respectively, of which 33 Degrees represented 13.6% and 2.1% for the same periods, respectively.

Significant Vendors

We had two (2) and one (1) vendors that accounted for 41% and 50% of outstanding accounts payable at March 31, 2020 and December 31, 2019, respectively.

NOTE 15: LEASES

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$7	$8
Interest	1	2
Operating lease cost	172	197
Total lease cost	$180	$207

Weighted Average Remaining Lease Term
Operating leases	3.2 years	4.0 years
Finance leases	1.1 years	1.6 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	13.8%	13.3%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2020	$513	$15
2021	630	4
2022	377	1
2023	375	-
Thereafter	-	-
Total undiscounted cash flows	1,895	20
Less imputed interest	(277)	$(2)
Present value of lease liabilities	$1,619	$18

Supplemental cash flow information related to leases are as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$170	$191
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	7	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 13, 2020, and this Report under Part II, Item 1A.

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

Recent Developments

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. Thereafter, state and local authorities in the United States and worldwide have forced many businesses to temporarily reduce or cease operations to slow the spread of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, we have experienced rapid and immediate deterioration in our business in each of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States has resulted in materially reduced demand for our services by our customers, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our theater, sports arena and large entertainment markets. The reduced demand has resulted in customer orders being delayed. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, resulting in a non-cash impairment loss of $10,646 recording during the period, and reduced liquidity as described below.

While we are experiencing an intense curtail in current customer demand, our long-term outlook for the digital signage industry remains strong. We believe that the digital signage industry will experience rapid consolidation, adding scale and enhancing profitability to those companies that emerge as the enterprise-level providers within our industry after the COVID-19 pandemic and consolidations. We believe that one byproduct of the COVID-19 pandemic may be the acceleration of industry consolidation as smaller providers may be unwilling or unable to continue business over the course of 2020.

Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition at this time.

See “Termination Benefits” under Note 9 Commitments and Contingencies for a discussion of the Company’s cost-control measures, including employment compensation reductions designed to achieve preliminary cost savings in light of the significant economic uncertainty caused by the COVID-19 pandemic.

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

Our Expenses

Our expenses are primarily comprised of three categories: sales and marketing, research and development, and general and administrative. Sales and marketing expenses include salaries and benefits for our sales, business development, solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospective new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our proprietary software platforms and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate officers and other expenses such as legal and accounting fees.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the Company’s Condensed Consolidated Financial Statements included elsewhere in this filing. The Company’s Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended March 31,		Change
	2020	2019	Dollars	%
Sales	$3,704	$9,484	$(5,780)	-61%
Cost of sales	2,097	5,803	(3,706)	-64%
Gross profit	1,607	3,681	(2,074)	-56%
Sales and marketing expenses	427	697	(270)	-39%
Research and development expenses	313	373	(60)	-16%
General and administrative expenses	2,856	2,290	566	25%
Depreciation and amortization expense	366	286	80	28%
Loss on goodwill impairment	10,646	-	10,646	100%
Total operating expenses	14,608	3,646	10,962	301%
Operating income/(loss)	(13,001)	35	(13,036)	-37,246%
Other income/(expenses):
Interest expense	(227)	(204)	23	11%
Change in fair value of warrant liability	-	(1)	1	-100%
Change in fair value of Special Loan	(151)	-	(151)	-100%
Gain on settlement of obligations	40	7	33	471%
Other income/(expense)	1	-	1	100%
Total other income/(expense)	(337)	(198)	(139)	70%
Net loss before income taxes	(13,338)	(163)	(13,175)	8,083%
Provision from income taxes	155	(21)	176	-838%
Net loss	$(13,183)	$(184)	$(13,154)	7,065%

Sales

Sales decreased by $5,780, or 61%, in the three months ended March 31, 2020 as compared to the same period in 2019 due to (i) non-recurrence of a $2,083 software development project completed in the three months ended March 31, 2019, (ii) non-recurrence of $1,802 revenue recognized from a single sales transaction of software licenses which were sold in 2018 but initially recorded as deferred revenue and ultimately recognized as revenue in the three months ended March 31, 2019, and (iii) a general reduction in both sales and installation activity, highlighted by a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures during the three months ended March 31, 2020 as a direct result of COVID-19.

Gross Profit

Gross profit decreased $2,074 in absolute dollars from $3,681 to $1,607, or 56%, primarily as a result of the decrease in sales, partially offset by an increase in gross profit margin. Gross profit margin increased to 43.4% in 2020 from 38.8% in 2019 during the same period. The increase in gross profit margin is the result of sales mix during the period, with managed services, including our recurring revenue, representing a higher percentage of total revenue in part as the result of a reduction in hardware and installation services revenue. Gross profit margin from services revenues increased to 52.3% from 43.9% driven by the increase in managed services revenue as a percentage of total services revenue.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $270, or 39%, in 2020 compared to 2019. The decrease was there result of reduced personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of COVID-19. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for the remainder of 2020 have already been suspended, delayed, or completely cancelled. We further anticipate our sales personnel will reduce travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $60, or 16%, in 2020 compared to 2019 as the result of a reduction in personnel costs during the period.

General and Administrative Expenses

Total general and administrative expenses increased by $566, or 25%, in 2020 compared to 2019 driven by recording an incremental reserve for bad debts of $344 in the three months ended March 31, 2020, an increase of $282, or 462%, versus the same period in the prior year, in response the changes in customer payment activity during the period and the age of our accounts receivable beyond standard payment terms. The Company also incurred legal expense of $120 in the three months ended March 31, 2020, an increase of $72, or 148%, versus the same period in the prior year driven by those legal actions outlined within Note 10 Commitments and Contingencies. The Company has also experienced continued pressure on both health and commercial insurance rates, including specifically rates related to a tightening market for director and officer insurance, resulting in an increase of $36, or 77%, in insurance-related costs in the three months ended March 31, 2020 versus the same period in 2019. Total general and administrative employee-related expenses, including salaries, benefits, payroll taxes, bonuses, and travel and entertainment expenses, increased approximately 5%, or $69, in the three months ended March 31, 2020 versus the same period in 2019. We expect a reduction in these employee-related expenses in future periods as a result of the actions outlined within Note 10 Commitments and Contingencies.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $80, or 28%, in 2020 compared to 2019. This increase was primarily driven by increased depreciation expense related to increasing spend on capitalized software since the acquisition of Allure.

Goodwill impairment

See Note 7 Intangible Assets, Including Goodwill to the Condensed Consolidated Financial Statements for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in fair value of Special Loan

As of March 31, 2020, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $151 loss during the period from the change in fair value of the liability

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2020	2019	2019	2019	2019
Net sales	$3,704	$6,077	$6,723	$9,314	$9,484
Cost of sales	2,097	3,553	3,417	5,086	5,803
Gross profit	1,607	2,524	3,306	4,228	3,681
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	3,596	2,872	2,942	3,425	3,360
Goodwill impairment	10,646	-	-	-	-
Depreciation/amortization	366	378	278	308	286
Operating (loss)/income	(13,001)	(726)	86	495	35
Other expenses/(income)	(182)	(1,289)	(156)	78	219
Net (loss)/income	$(13,183)	$563	$242	$417	$(184)

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

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2020	2019	2019	2019	2019
GAAP net loss	$(13,183)	$563	$242	$417	$(184)
Interest expense:
Amortization of debt discount	85	105	105	158	156
Other interest, net	142	109	94	55	48
Depreciation/amortization	366	378	278	308	286
Income tax expense/(benefit)	(155)	128	51	(107)	21
EBITDA	$(12,745)	$1,283	$770	$831	$327
Adjustments
Change in warrant liability	-	-	-	(22)	1
Change in fair value of Special Loan	151	-	-	-	-
Gain on settlement of obligations	(40)	(1,632)	(406)	(6)	(7)
Gain on earnout liability	-	(250)	-	-	-
Loss on goodwill impairment	10,646	-	-	-	-
Stock-based compensation	50	52	62	291	42
Adjusted EBITDA	$(1,938)	$(547)	$426	$1,094	$363

Liquidity and Capital Resources

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019 we have incurred net losses of $13,183 and $184, respectively. As of March 31, 2020, we had cash and cash equivalents of $2,141 and working capital deficit of $4,896, which includes $649 representing current maturities of operating leases which were initially recognized January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02, and for which no corresponding current asset is recorded.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects has caused the projected incoming cash to be delayed, and consequently cash flows have been slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

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

Management believes that, based on (i) the extension of the maturity date on our term loan and revolving loans to June 30, 2021, (ii) our receipt of approximately $1,551 of funding through the Payroll Protection Program on April 27, 2020, (iii) our operational forecast through 2021, and (iv) support from Slipstream through June 30, 2021, we can continue as a going concern through at least May 15, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the three months ended March 31, 2020, we can provide no assurance that our ongoing operational efforts will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

As of December 31, 2019, we had an accumulated deficit of $35,642. The cash flows used in operating activities was $117 and $232 for the three months ended March 31, 2020 and 2019, respectively. The cash flows used in operating activities was driven by the Company’s net loss partially offset by a non-cash charge for fair value of our Special Loan, a non-cash impairment charge related to goodwill combined with increases in customer deposits and deferred revenue, each representing advance cash collections on future performance obligations, and a reduction in accounts receivable.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was $268 compared to $230 during the same period in 2019. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs. We currently do not have any material commitments for capital expenditures as of March 31, 2020, nor do we anticipate capital expenditures in excess of our historical trends throughout the balance of the year.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 was $8 compared to $8 for the same period in 2019, each driven by principal payments on finance leases following the adoption of ASC 842 Leases.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2020.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller (Christie Digital Systems, Inc.) for breach of contract, indemnification, and fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. We continue to assert the offset right under the Allure Purchase Agreement and Amended and Reseller Note.

Information regarding legal proceeding can be found in Note 9 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2020. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner. In addition, below are additional risks to consider.

The launch of our new Thermal Mirror product may not be successful.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch. First, we are investing significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our existing business or to respond to new opportunities. We also have limited cash and we are spending significant costs in the launch, which may ultimately not be successful. This cash could have been used to support our other proven business lines. In addition, we currently have sold limited quantities of the Thermal Mirror as we remain in the pilot phase with numerous potential customers, and we face significant competition from other COVID-19 related workplace safety solutions, and our competitors have more capital resources than we do. The failure to successfully manage these risks in the development and marketing of Thermal Mirror could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated May 14, 2020

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 14, 2020	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer