Form 10-Q
period 2020-06-30
CREATIVE REALITIES, INC.
filed 2020-08-13
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(502) 791-8800

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CREX	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	CREXW	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2020, the registrant had 10,422,850 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$870	$2,534
Accounts receivable, net of allowance of $1,361 and $617, respectively	2,308	4,663
Unbilled receivables	66	86
Work-in-process and inventories, net of reserve of $101 and $134, respectively	2,631	379
Prepaid expenses and other current assets	1,156	320
Total current assets	7,031	7,982

Operating lease right-of-use assets	1,467	1,728
Property and equipment, net	1,532	1,553
Intangibles, net	4,090	4,407
Goodwill	7,525	18,171
Other assets	141	135
TOTAL ASSETS	$21,786	$33,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	1,637	1,637
Short-term related party convertible loans payable, at fair value	2,773	2,000
Short-term related party loans payable, net of $338 and $0 discount, respectively	4,054	-
Accounts payable	2,521	1,849
Accrued expenses	2,337	2,751
Deferred revenues	1,083	772
Customer deposits	1,173	755
Current maturities of operating leases	653	646
Current maturities of finance leases	11	21
Total current liabilities	16,242	10,431
Long-term Paycheck Protection Program loans payable	1,552	-
Long-term related party loans payable, net of $0 and $507 discount, respectively	-	3,757
Long-term obligations under operating leases	835	1,100
Deferred tax liabilities	-	175
Other long-term liabilities	1	5
TOTAL LIABILITIES	18,630	15,468
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 9,855 and 9,775 shares issued and outstanding, respectively	98	98
Additional paid-in capital	54,342	54,052
Accumulated deficit	(51,284)	(35,642)
Total shareholders’ equity	3,156	18,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,786	$33,976

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales
Hardware	$1,601	$1,654	$2,968	$3,295
Services and other	2,055	7,660	4,392	15,503
Total sales	3,656	9,314	7,360	18,798
Cost of sales
Hardware	1,296	1,311	2,279	2,716
Services and other	543	3,775	1,657	8,173
Total cost of sales	1,839	5,086	3,936	10,889
Gross profit	1,817	4,228	3,424	7,909
Operating expenses:
Sales and marketing expenses	371	610	798	1,307
Research and development expenses	245	394	558	767
General and administrative expenses	2,465	2,421	5,321	4,711
Depreciation and amortization expense	380	308	746	594
Goodwill impairment	-	-	10,646	-
Total operating expenses	3,461	3,733	18,069	7,379
Operating income/(loss)	(1,644)	495	(14,645)	530

Other income (expenses):
Interest expense	(260)	(213)	(487)	(417)
Change in fair value of warrant liability	-	22	-	21
Gain on settlement of obligations	1	6	41	13
Change in fair value of Special Loan	(551)	-	(702)	-
Other expense	(1)	-	-	-
Total other expense	(811)	(185)	(1,148)	(383)
Income/(loss) before income taxes	(2,455)	310	(15,793)	147
Benefit/(provision) for income taxes	(4)	107	151	86
Net income/(loss)	(2,459)	417	(15,642)	233
Basic earnings/(loss) per common share	$(0.25)	$0.04	$(1.59)	$0.02
Diluted earnings/(loss) per common share	$(0.25)	$0.04	$(1.59)	$0.02
Weighted average shares outstanding - basic	9,837	9,736	9,815	9,731
Weighted average shares outstanding - diluted	9,837	9,736	9,815	9,731

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income/(loss)	$(15,642)	$233
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	746	577
Amortization of debt discount	169	314
Stock-based compensation	169	333
Change in warrant liability	-	(21)
Change in fair value of Special Loan	702	-
Deferred tax provision	(175)	(83)
Allowance for doubtful accounts	744	85
Increase in notes due to in-kind interest	199	-
Loss on goodwill impairment	10,646	-
Gain on settlement of obligations	(41)	(13)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	1,631	507
Inventories	(2,252)	(389)
Prepaid expenses and other current assets	(836)	1,086
Operating lease right-of-use assets, net	261	286
Other assets	(6)	15
Accounts payable	713	(268)
Deferred revenue	311	(5,142)
Accrued expenses	(414)	2,821
Deposits	418	(798)
Operating lease liabilities, non-current	(258)	(276)
Other liabilities	-	(3)
Net cash used in operating activities	(2,915)	(736)
Investing activities
Purchases of property and equipment	(408)	(382)
Proceeds from net working capital settlement	-	210
Net cash used in investing activities	(408)	(172)
Financing activities
Principal payments on finance leases	(14)	(15)
Proceeds from Paycheck Protection Program loan	1,552	-
Issuance of common stock – warrant exercise	121	-
Issuance of common stock – vendor payments	-	30
Other financing activities, net	-	(1)
Net cash provided by financing activities	1,659	14
Increase/(decrease) in Cash and Cash Equivalents	(1,664)	(894)
Cash and Cash Equivalents, beginning of period	2,534	2,718
Cash and Cash Equivalents, end of period	$870	$1,824

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2020	9,794,971	$98	$54,102	$(48,825)	$5,375
Stock-based compensation	-	-	100	-	100
Shares issued to directors as compensation	32,052	-	19	-	19
Exercise of warrants	27,600	-	121	-	121
Net loss	-	-	-	(2,459)	(2,459)
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Stock-based compensation	-	-	119	-	119
Shares issued to directors as compensation	52,477	-	50	-	50
Exercise of warrants	27,600	-	121	-	121
Net loss	-	-	-	(15,642)	(15,642)
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2019	9,724,826	$97	$53,616	$(36,864)	$16,849
Shares issued for services	17,960	-	30	-	30
Stock-based compensation	-	-	41	-	41
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	417	417
Balance as of June 30, 2019	9,742,786	$97	$53,937	$(36,447)	$17,587

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Shares issued for services	17,960	-	30	-	30
Stock-based compensation	-	-	82	-	82
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	233	233
Balance as of June 30, 2019	9,742,786	$97	$53,937	$(36,447)	$17,587

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

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the six months ended June 30, 2020.

For the three months ended June 30, 2020 and 2019 we have recognized/(incurred) net income/(losses) of ($2,459) and $417, respectively. For the six months ended June 30, 2020 and 2019, we recognized/(incurred) net income/(losses) of ($15,642) and 233, respectively. As of June 30, 2020, we had cash and cash equivalents of $870 and working capital deficit of $9,211, which includes $653 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States and Canada has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimizing of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects caused our projected incoming cash to be delayed, and consequently cash flows have slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020, and pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell more our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

As of June 30, 2020, the Company has not sold any shares of common stock under the Agreement. Through August 6, 2020, we received gross proceeds under the Agreement of $1,300 from the issuance of 558,183 shares of our common stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,160 after commissions and offering expenses.

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of two years with a 1% per annum interest rate. While the Promissory Note currently has a two-year term, the amended law permits the Company to request a five-year maturity from Old National Bank. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company is in process of finalizing their calculation of amounts forgivable in accordance with guidance issued by the Small Business Administration and anticipates applying for forgiveness during the fourth quarter of 2020. No assurance is provided that we will be able to obtain forgiveness of the Promissory Note in whole or in part.

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

On April 1, 2020, the Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with its subsidiaries and Slipstream to amend the terms of the payments and interest accruing on the Company’s Term Loan, Secured Revolving Promissory Note, and Special Loan. The Eighth Amendment increased the interest rates of these loans from 8% to 10%, effective April 1, 2020. Until January 1, 2021, rather than cash payments of accrued interest under the term and revolving loans, interest will be paid by the issuance of and treated as additional principal thereunder. Commencing January 2, 2021, such interest will be payable in cash. Interest on the special loan will no longer be paid in cash, but by the issuance of and treated as additional principal thereunder.

Management believes that, based on (i) our receipt of approximately $1,552 of funding through the Paycheck Protection Program on April 27, 2020, of which a significant portion we believe will ultimately be forgiven, (ii) our operational forecast through 2021, (iii) our access to capital markets through the Agreement with Roth, and (iv) a commitment of continued support from Slipstream, we can continue as a going concern through at least August 15, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the six months ended June 30, 2020, we can provide no assurance that our ongoing operational efforts or ability to access the public markets for capital will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic ,which has materially adverse affected our results of operations and cash flows.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2020	2019
Raw materials, net of reserve of $101 and $134, respectively	$1,996	$200
Inventory on consignment with distributors	360	-
Work-in-process	275	179
Total inventories	$2,631	$379

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of our long-lived assets as of June 30, 2020 and concluded there were none.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,309,998 and 5,320,162 at June 30, 2020 and 2019, respectively were excluded from the computation of income/(loss) per share as all options and warrants were anti-dilutive due to the net loss in each period. In calculating diluted earnings per share for the three and six months ended June 30, 2020, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Special Loan.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2020 and December 31, 2019.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Hardware	$1,601	$1,654	$2,968	$3,295

Services:
Installation Services	463	1,791	1,332	4,163
Software Development Services	37	4,259	179	8,235
Managed Services	1,555	1,610	2,881	3,105
Total Services	2,055	7,660	4,392	15,503

Total Hardware and Services	$3,656	$9,314	$7,360	$18,798

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of June 30, 2020 and 2019 were $0.

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

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Christie Digital Systems, USA (“Seller”) in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. As part of our finalization of opening balance sheet accounting at the close of the measurement period in November 2019, we recorded an adjustment to reflect the earnout liability to $0. The fair value estimate remains at $0 as of June 30, 2020. The liability is deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results.

As discussed in Note 8 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. As of June 30, 2020, we updated our fair value analysis of the Special Loan, which was originally evaluated at March 31, 2020 utilizing the assistance of a third-party valuation specialist, resulting in recognition of a $551 and $702 loss during the three and six months ended June 30, 2020, respectively, from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2020	2019
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Right of offset settlement of Amended and Restated Seller Note	$-	$498
Cash paid during the period for:
Interest	$-	$181
Income taxes, net	$2	$-

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,273	$4,635	3,147
Customer relationships	5,330	2,775	5,330	2,679
Trademarks and trade names	1,020	847	1,020	752
	10,985	6,895	10,985	6,578
Accumulated amortization	6,895		6,578
Net book value of amortizable intangible assets	$4,090		$4,407

For the three months ended June 30, 2020 and 2019, amortization of intangible assets charged to operations was $158 and $147, respectively. For the six months ended June 30, 2020 and 2019 amortization of intangible assets charged to operations was $317 and $303, respectively.

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2019:

Total
Balance as of December 31, 2019	$18,171
Adjustments due to impairment loss	(10,646)
Balance as of June 30, 2020	$7,525

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

Despite the excess fair value identified in our 2019 annual impairment assessment, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic during the three months ended March 31, 2020 indicated that an impairment loss may have been incurred during the first quarter. Therefore, we qualitatively assessed whether it was more likely than not that the goodwill was impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections that are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (5) changes to the regulatory environment and (6) the nature and amount of government support that will be provided. As a result of this qualitative assessment, we concluded that indicators of impairment were present and that a quantitative interim impairment assessment of our goodwill was necessary as of March 31, 2020.

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

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimization of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, leading to an implied fair value of goodwill substantially below the carrying value. Therefore, during the three months ended March 31, 2020, we recorded a non-cash impairment loss of $10,646. We recorded the estimated impairment losses in the caption "Goodwill impairment" in our Condensed Consolidated Statement of Operations. After the impairment loss, there is $7,525 remaining goodwill as of March 31, 2020.

As of June 30, 2020, we performed a qualitative impairment assessment in accordance with ASU 2011-08 Testing Goodwill for Impairment to determine whether any indicators of impairment of intangible assets were present as of the balance sheet date. Our analysis included evaluating events and circumstances impacting the Company, including the continued closure of numerous businesses through the second quarter as a result of the COVID-19 pandemic and the Company’s previously goodwill impairment. As a result of our analysis, we concluded that the Company’s actual and forecasted financial results remain in-line with estimates made during our impairment assessment as of March 31, 2020 and that the factors analyzed support an assertion that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. As a result, no further impairment was recorded during the three months ended June 30, 2020.

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

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest
B	1/16/2018	1,032	6/30/2021	61,729	10.0% interest (1)
C	8/17/2016	3,096	6/30/2021	588,236	10.0% interest (1)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,773	6/30/2021	-	10.0% interest (2)
F	4/27/2020	1,552	4/27/2022	-	1.0% interest (3)
	Total debt, gross	10,354		649,965
	Debt discount	(338)
	Total debt, net	$10,016
	Less current maturities	(8,464)
	Long term debt	1,552

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

F – Paycheck Protection Program Loan from Small Business Administration

(1)	8.0% cash interest per annum through March 31, 2020. 10.0% paid-in-kind interest (“PIK”) interest per annum from April 1, 2020 through December 31, 2020. 8.0% cash interest per annum January 1, 2021 through the maturity date.

(2)	8.0% cash interest per annum, comprised of 6.0% cash, 2.0% PIK through March 31, 2020. 10.0% PIK interest per annum through September 30, 2020. In an event of default, the interest rate increases by 6.0% to 16.0%. Debt is convertible to preferred stock at the earlier of an event of default or October 1, 2020. While the stated maturity date of the Special Loan is June 30, 2021, the mandatory conversion feature into preferred stock as of October 1, 2020 results in the classification of this debt instrument as a current liability on the consolidated balance sheet.

(3)	1,0% cash interest per annum. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

SBA Paycheck Protection Program Loan

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of two years with a 1% per annum interest rate. While the Promissory Note currently has a two-year term, the amended law permits the Company to request a five-year maturity from Old National Bank. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company is in process of finalizing their calculation of amounts forgivable in accordance with guidance issued by the Small Business Administration and anticipates applying for forgiveness during the fourth quarter of 2020. No assurance is provided that we will be able to obtain forgiveness of the Promissory Note in whole or in part.

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

Eighth Amendment; Modification of Interest Rates under Loan and Security Agreement

On April 1, 2020, the Company entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with its subsidiaries and Slipstream to amend the terms of the payments and interest accruing on the Company’s Term Loan, Secured Revolving Promissory Note, and Special Loan. The Eighth Amendment increased the interest rates of these loans from 8% to 10%, effective April 1, 2020. Until January 1, 2021, rather than cash payments of accrued interest under the term and revolving loans, interest will be paid by the issuance of and treated as additional principal thereunder. Commencing January 2, 2021, such interest will be payable in cash. Interest on the special loan will no longer be paid in cash, but by the issuance of and treated as additional principal thereunder.

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

In entering the Seventh Amendment and Special Loan, pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Special Loan at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations in each reporting period. For the three and six months ended June 30, 2020, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $551 and $702 loss, respectively, from the change in fair value of the liability.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid, nor do we intend to pay, the Amended and Restated Seller Note, which is now past its maturity date, without resolution of our demand for arbitration. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. The Company continues to accrue interest on the Amended and Restated Seller Note and have included $43 in accrued expenses in the Condensed Consolidated Financial Statements as of June 30, 2020. See Note 9 Commitments and Contingencies for further discussion.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of Allure for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. This case remains in the early stages of litigation, in part due to delays resulting from the COVID-19 pandemic, and, as a result, the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible recovery, or range of recovery, if any.

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

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of August 14, 2020, and there were no other such proceedings pending during the period covered by this Report.

Employee-related Expenses

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

On March 20, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during the three months ended June 30, 2020 with $0 remaining in accrued expenses on the Condensed Consolidated Balance Sheet as of June 30, 2020.

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

For the three and six months ended June 30, 2020, the Company had sales to 33 Degrees of $291, or 8.0%, and $791, or 10.7%, respectively, of consolidated revenue. For the three and six months ended June 30, 2019, the Company had sales to 33 Degrees of $275, or 3.0%, and $470, or 2.5%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $28, or 0.8%, and $1, or 0.0% of consolidated accounts receivable at June 30, 2020 and December 31, 2019, respectively.

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

For the three and six-months ended June 30, 2020, we reported tax (expense)/benefit of ($4) and $151, respectively. As of June 30, 2020, the net deferred tax assets totaled $0 after valuation allowance, as compared to $175 at December 31, 2019. The reduction is primarily the result of the impairment to goodwill, which resulted in adjusting the deferred tax impact associated with indefinite lived goodwill from a deferred tax liability to a deferred tax asset. As the indefinite-lived intangibles can no longer provide a source of income, a full valuation allowance was placed against the deferred tax assets.

NOTE 12: WARRANTS

A summary of outstanding equity warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2020	4,733,028	$4.83	3.41
Warrants issued	(27,600)	4.38	-
Warrants expired	(89,238)	9.49	-
Balance June 30, 2020	4,616,190	$4.74	2.97

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $5.39	1,605,000	9.92	$2.52	-	$-
$5.40 - $7.50	184,830	5.85	$6.72	159,830	$6.60
$7.51 - $160.50	103,979	4.95	11.74	94,396	$12.05
	1,893,809	9.25	$3.44	254,226

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $5.39	800,000	9.93	$2.53	-	$-
$5.40 - $7.50	-	-	$-	-	$-
	800,000	9.93	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2019	313,809	$8.06	-	$-
Granted	1,580,000	2.53	800,000	2.53
Exercised	-	-	-	-
Forfeited or expired	(51)	367.50	-	-
Balance, June 30, 2020	1,893,809	3.44	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 5.2 years as of June 30, 2020.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

On June 1, 2020 the Board of Directors of the Company granted 10-year options to purchase an aggregate of 2,380,000 shares of its common stock to employees of the Company subject to shareholder approval of an increase in the reserve of shares authorized for issuance under the Company’s 2014 Stock Incentive Plan (the “Plan”). On July 10, 2020, the Company held a special meeting of the Company’s shareholders at which the shareholders approved the amendment to the Plan, which increased the reserve of shares authorized for issuance thereunder to 6,000,000 shares.

Of the 2,380,000 options awarded, 1,580,000 vest over 3 years and have an exercise price of $2.53, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	0.66%
Expected term	6.25 years
Expected price volatility	89.18%
Dividend yield	0%

The remaining 800,000 options awarded vest in equal installments over a three-year period subject to satisfying the Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year.

These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the following three years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$32 million	$2.2 million
2021	$35 million	$3.1 million
2022	$38 million	$3.5 million

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the Company’s 2014 Stock Incentive Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified revenue and EBITDA targets will be assessed quarterly by the Company in order to determine whether any compensation expense should be recorded. As of June 30, 2020, the Company had recorded no compensation expense in the Consolidated Statement of Operations with respect to these awards.

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

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000.

Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2020 of $19 and $119, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2019 of $41 and $83, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

At June 30, 2020, there was approximately $3,014 and $1,499 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next three years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had one (1) and one (1) customers that in the aggregate accounted for 16% and 18.5% of accounts receivable as of June 30, 2020 and December 31, 2019, respectively.

We had two (2) customers that accounted for 27% and 51% of revenue for the three months ended June 30, 2020 and 2019, respectively. We had two (2) customers that accounted for 22% and 41% of revenue for the six months ended June 30, 2020 and 2019, respectively.

Significant Vendors

We had one (1) vendor that accounted for 22% and 50% of outstanding accounts payable at June 30, 2020 and December 31, 2019, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$12	$16
Interest	1	3
Operating lease cost	343	393
Total lease cost	$356	$412

Weighted Average Remaining Lease Term
Operating leases	3.0 years	3.8 years
Finance leases	1.0 years	1.4 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	14.0%	13.5%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2020	$342	$9
2021	630	4
2022	377	1
2023	375	-
Thereafter	-	-
Total undiscounted cash flows	1,724	14
Less imputed interest	(237)	$(1)
Present value of lease liabilities	$1,487	$13

Supplemental cash flow information related to leases are as follows:

(in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$171	$383
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	12	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s reports filed with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020, our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020, and this Report under Part II, Item 1A.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the risks described in this document and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

As a result of the COVID-19 pandemic, we have experienced rapid and immediate deterioration in our business in each of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States has resulted in materially reduced demand for our services by our customers, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our theater, sports arena and large entertainment markets. The reduced demand has resulted in customer orders being delayed. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, resulting in a non-cash impairment loss of $10,646 recording as of March 31, 2020, and reduced liquidity as described below.

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

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020, and pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell more our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

As of June 30, 2020, the Company has not sold any shares of common stock under the Agreement. Through August 6, 2020, we received gross proceeds under the Agreement of $1,300 from the issuance of 558,183 shares of our common stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,160 after commissions and offering expenses.

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of two years with a 1% per annum interest rate. While the Promissory Note currently has a two-year term, the amended law permits the Company to request a five-year maturity from Old National Bank. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company is in process of finalizing their calculation of amounts forgivable in accordance with guidance issued by the Small Business Administration and anticipates applying for forgiveness during the fourth quarter of 2020. No assurance is provided that we will be able to obtain forgiveness of the Promissory Note in whole or in part.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended June 30,		Change
	2020	2019		%
Sales	$3,656	$9,314	$(5,658)	-61%
Cost of sales	1,839	5,086	(3,247)	-64%
Gross profit	1,817	4,228	(2,411)	-57%
Sales and marketing expenses	371	610	(239)	-39%
Research and development expenses	245	394	(149)	-38%
General and administrative expenses	2,465	2,421	44	2%
Depreciation and amortization expense	380	308	72	23%
Total operating expenses	3,461	3,733	(272)	-7%
Operating income/(loss)	(1,644)	495	(2,139)	-432%
Other income/(expenses):
Interest expense	(260)	(213)	(47)	22%
Change in fair value of warrant liability	-	22	(22)	-100%
Change in fair value of Special Loan	(551)	-	(551)	-100%
Gain on settlement of debt	1	6	(5)	-83%
Other income/(expense)	(1)	-	(1)	-100%
Total other income/(expense)	(811)	(185)	(626)	338%
Net income/(loss) before income taxes	(2,455)	310	(2,765)	-892%
Provision from income taxes	(4)	107	(111)	-104%
Net income/(loss)	$(2,459)	$417	(2,876)	-690%

Sales

Sales decreased by $5,658, or 61%, in the three months ended June 30, 2020 as compared to the same period in 2019 due to (i) non-recurrence of $3,797 revenue recognized from a single sales transaction of software licenses which were sold in 2018 but initially recorded as deferred revenue and ultimately recognized as revenue in the three months ended June 30, 2019, and (ii) a general reduction in both sales and installation activity, highlighted by a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures during the three months ended June 30, 2020 as a direct result of the COVID-19 pandemic.

Gross Profit

Gross profit decreased $2,411 in absolute dollars from $4,228 to $1,817, or 57%, primarily as a result of the decrease in sales, partially offset by an increase in gross profit margin. Gross profit margin increased to 49.7% in 2020 from 45.4% in 2019 during the same period. The increase in gross profit margin is the result of an increase in services revenue margin percentage, which increased 22.9%, partially offset by a shift in sales mix during the period, which saw 43.8% of revenues from hardware in the three months ended June 30, 2020 as compared to 17.8% in the same period for 2019. Gross profit margin from services revenues increased to 73.6% from 50.7% driven by headcount reductions in personnel servicing customers and an increase in the relative percentage of software revenues as a percentage of services revenues, which have higher margins than installation and other services revenues.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $239, or 39%, in 2020 compared to 2019. The decrease was the result of a $160 reduction in personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for the remainder of 2020 have already been suspended, delayed, or completely cancelled. We further anticipate our sales personnel will reduce travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $149, or 38%, in 2020 compared to 2019 as the result of a reduction in personnel costs during the period.

General and Administrative Expenses

Total general and administrative expenses increased by $44, or 2%, in 2020 compared to 2019 driven by recording an incremental reserve for bad debts of $468 in the three months ended June 30, 2020 related to a customer bankruptcy. Excluding this incremental impact of this one-time charge to bad debt expense within general and administrative expenses, general and administrative expenses decreased by $424, or 17%, versus the same period in the prior year, driven primarily by a reduction in employee and employee-related expenses of $647 following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020. We expect a reduction in these employee-related expenses in future periods as a result of the actions outlined within Note 10 Commitments and Contingencies to the Condensed Consolidated Financial Statements. These reductions were partially offset by increased legal, accounting, and transaction costs associated with completion of the Company’s shelf registration statement on Form S-3 and the subsequent at-the-market offering with Roth Capital Partners.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $72, or 23%, in 2020 compared to 2019. This increase was primarily driven by a combination of an increased intangible asset base following the acquisition of Allure and increased spending on capitalized software since the acquisition of Allure.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in fair value of Special Loan

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s Special Loan. As of June 30, 2020, we updated our fair value analysis of the Special Loan, resulting in recognition of a $551 loss during the period from the change in fair value of the liability.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Six Months Ended June 30,		Change
	2020	2019		%
Sales	$7,360	$18,798	$(11,438)	-61%
Cost of sales	3,936	10,889	(6,953)	-64%
Gross profit	3,424	7,909	(4,485)	-57%
Sales and marketing expenses	798	1,307	(509)	-39%
Research and development expenses	558	767	(209)	-27%
General and administrative expenses	5,321	4,711	610	13%
Depreciation and amortization expense	746	594	152	26%
Goodwill impairment	10,646	0	10,646	100%
Total operating expenses	18,069	7,379	10,690	145%
Operating income/(loss)	(14,645)	530	(15,175)	-2,863%
Other income/(expenses):
Interest expense	(487)	(417)	(70)	17%
Change in fair value of warrant liability	-	21	(21)	-100%
Change in fair value of Special Loan	(702)	-	(702)	-100%
Gain on settlement of debt	41	13	28	215%
Total other income/(expense)	(1,148)	(383)	(765)	200%
Net income/(loss) before income taxes	(15,793)	147	(15,940)	-10,844%
Provision from income taxes	151	86	65	76%
Net income/(loss)	$(15,642)	$233	(15,875)	-6,813%

Sales

Sales decreased by $11,438, or 61%, in the three months ended June 30, 2020 as compared to the same period in 2019 due to (i) non-recurrence of $5,671 revenue recognized from a single sales transaction of software licenses which were sold in 2018 but initially recorded as deferred revenue and ultimately recognized as revenue in the six months ended June 30, 2019, (ii) non-recurrence of $2,083 revenue recognized from a software development project completed in the three months ended June 30, 2019, and (ii) a general reduction in both sales and installation activity, highlighted by a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures during the six months ended June 30, 2020 as a direct result of the COVID-19 pandemic.

Gross Profit

Gross profit decreased $4,485 in absolute dollars from $7,909 to $3,424, or 57%, primarily as a result of the decrease in sales, partially offset by an increase in gross profit margin. Gross profit margin increased to 46.5% in 2020 from 42.1% in 2019 during the same period. The increase in gross profit margin is the result of an increase in both hardware and services margin percentages, which increased 5.6% and 15.0%, respectively, offset by a shift in sales mix during the period, which saw 40.3% of revenues from hardware in the six months ended June 30, 2020 as compared to 17.5% in the same period for 2019. Gross profit margin from services revenues increased to 62.3% from 47.3% driven by headcount reductions in personnel servicing customers and an increase in the relative percentage of software revenues as a percentage of services revenues, which have higher margins than installation and other services revenues.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $509, or 39%, in 2020 compared to 2019. The decrease was there result of a $305 reduction in personnel costs, combined with reduced spend on trade show activity of $81 and related travel costs of $58 following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for the remainder of 2020 have already been suspended, delayed, or cancelled. We further anticipate our sales personnel will reduce travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $209, or 27%, in 2020 compared to 2019 as the result of a reduction in personnel costs during the period.

General and Administrative Expenses

Total general and administrative expenses increased by $610, or 13%, in 2020 compared to 2019 driven by (1) recording an incremental reserve for bad debts of $750 in the six months ended June 30, 2020 related to a customer bankruptcy and a general deterioration in payments from customers following the COVID-19 pandemic and (2) $200 in increased legal, accounting, and transaction costs associated with completion of the Company’s shelf registration statement on Form S-3 and subsequent at-the-market offering with Roth Capital Partners. Excluding the year-over-year incremental impact of one-time charges to bad debt expense within general and administrative expenses, general and administrative expenses decreased by $140, or 3%, versus the same period in the prior year, driven primarily by a reduction in employee and employee-related expenses of $614 following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020. We expect a reduction in these employee-related expenses in future periods as a result of the actions outlined within Note 10 Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $152, or 26%, in 2020 compared to 2019. This increase was primarily driven by a combination of an increased intangible asset base following the acquisition of Allure and increased spending on capitalized software since the acquisition of Allure.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in fair value of Special Loan

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s Special Loan. As of June 30, 2020, we updated our fair value analysis of the Special Loan, resulting in recognition of a $702 loss during the period from the change in fair value of the liability.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2020	2020	2019	2019	2019
Net sales	$3,656	$3,704	$6,077	$6,723	$9,314
Cost of sales	1,839	2,097	3,553	3,417	5,086
Gross profit	1,817	1,607	2,524	3,306	4,228
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	3,081	3,596	2,872	2,942	3,425
Goodwill impairment	-	10,646	-	-	-
Depreciation/amortization	380	366	378	278	308
Operating (loss)/income	(1,644)	(13,001)	(726)	86	495
Other expenses/(income)	811	337	(1,417)	(207)	185
Income tax provision/(benefit)	4	(155)	128	51	(107)
Net (loss)/income	$(2,459)	$(13,183)	$563	$242	$417

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our company in evaluating our results of operations on an ongoing basis. We believe that earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA, which is calculated by removing the impact of non-recurring and primarily non-cash transactions from EBITDA has been provided. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss/income as an indicator of performance, or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2020	2020	2019	2019	2019
GAAP net loss	$(2,459)	$(13,183)	$563	$242	$417
Interest expense:
Amortization of debt discount	84	85	105	105	158
Other interest, net	176	142	109	94	55
Depreciation/amortization:
Amortization of intangible assets	158	159	204	147	147
Amortization of finance lease assets	5	7	7	8	8
Amortization of share-based awards	100	50	21	31	41
Depreciation of property, equipment & software	216	200	167	123	152
Income tax expense/(benefit)	4	(155)	128	51	(107)
EBITDA	$(1,716)	$(12,695)	$1,304	$801	$871
Adjustments
Change in warrant liability	-	-	-	-	(22)
Change in fair value of Special Loan	551	151	-	-	-
Gain on settlement of obligations	(1)	(40)	(1,632)	(406)	(6)
Gain on earnout liability	-	-	(250)	-	-
Loss on goodwill impairment	-	10,646	-	-	-
Stock-based compensation – Director grants	19	31	31	31
Stock-based compensation – PRSU vesting	-	-	-	-	250
Adjusted EBITDA	$(1,147)	$(1,907)	$(547)	$426	$1,093

Liquidity and Capital Resources

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the six months ended June 30, 2020.

For the three months ended June 30, 2020 and 2019 we have recognized/(incurred) net income/(losses) of ($2,459) and $417, respectively. For the six months ended June 30, 2020 and 2019, we recognized/(incurred) net income/(losses) of ($15,642) and 233, respectively. As of June 30, 2020, we had cash and cash equivalents of $870 and working capital deficit of $9,211, which includes $653 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in each of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimization of public gatherings has materially impacted demand for products and services in our theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects has caused the projected incoming cash to be delayed, and consequently cash flows have been slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020, and pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell more our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

As of June 30, 2020, the Company has not sold any shares of common stock under the Agreement. Through August 6, 2020, we received gross proceeds under the Agreement of $1,300 from the issuance of 558,183 shares of our common stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,160 after commissions and offering expenses.

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of two years with a 1% per annum interest rate. While the Promissory Note currently has a two-year term, the amended law permits the Company to request a five-year maturity from Old National Bank. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amount outstanding after the determination of amounts forgiven will be repaid on a monthly basis. The Company is in process of finalizing their calculation of amounts forgivable in accordance with guidance issued by the Small Business Administration and anticipates applying for forgiveness during the fourth quarter of 2020. No assurance is provided that we will be able to obtain forgiveness of the Promissory Note in whole or in part.

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

Management believes that, based on (i) our receipt of approximately $1,552 of funding through the Paycheck Protection Program on April 27, 2020, of which a significant portion we believe will ultimately be forgiven, (ii) our operational forecast through 2021, (iii) our access to capital markets through the Agreement with Roth, and (iv) support from Slipstream, we can continue as a going concern through at least August 15, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the six months ended June 30, 2020, we can provide no assurance that our ongoing operational efforts or ability to access the public markets for capital will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic which has had a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

As of June 30, 2020, we had an accumulated deficit of $51,284. Cash flows used in operating activities was $2,915 and $736 for the six months ended June 30, 2020 and 2019, respectively. The cash flows used in operating activities was driven by the Company’s net loss and increase in inventory on hand as a result of the launch of the Thermal Mirror, partially offset by a non-cash charge for fair value of our Special Loan, a non-cash impairment charge related to goodwill combined with increases in customer deposits and deferred revenue, each representing advance cash collections on future performance obligations, and a reduction in accounts receivable.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020 was $408 compared to $172 during the same period in 2019. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs, which was offset by a net working capital settlement which produced cash of $210 in 2019 during the period. We currently do not have any material commitments for capital expenditures as of June 30, 2020, nor do we anticipate capital expenditures in excess of our historical trends throughout the balance of the year.

Financing Activities

Net cash proved by financing activities during the six months ended June 30, 2020 was $1,659 compared to $14 for the same period in 2019. The 2020 proceeds were driven by the Company’s receipt of a $1,552 Paycheck Protection Program loan and the exercise of 27,600 warrants during the three months ended June 30, 2020.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2020.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2020, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2020 and our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner. In addition, below are additional risks to consider.

Funding from our at-the-market offering (the “ATM facility”) may be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM Facility with Roth in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the Agreement with Roth for our ATM facility. Although the ATM facility permits sales of our common stock of up to $8 million, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a trailing 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated August 13, 2020

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 13, 2020	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer