Form 10-Q
period 2020-09-30
CREATIVE REALITIES, INC.
filed 2020-11-12
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2020, the registrant had 10,924,287 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$855	$2,534
Accounts receivable, net of allowance of $1,318 and $617, respectively	3,468	4,663
Unbilled receivables	57	86
Work-in-process and inventories, net of reserve of $108 and $134, respectively	2,662	379
Prepaid expenses and other current assets	419	320
Total current assets	7,461	7,982

Operating lease right-of-use assets	730	1,728
Property and equipment, including depreciable software, net	1,454	1,553
Intangibles, net	3,929	4,407
Goodwill	7,525	18,171
Other assets	2	135
TOTAL ASSETS	$21,101	$33,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,637	$1,637
Short-term related party convertible loans payable, at fair value	2,825	2,000
Short-term related party loans payable, net of $253 and $0 discount, respectively	$4,244	-
Accounts payable	1,948	1,849
Accrued expenses	2,087	2,751
Deferred revenues	1,016	772
Customer deposits	875	755
Current maturities of operating leases	345	646
Current maturities of finance leases	7	21
Total current liabilities	14,984	10,431
Long-term Paycheck Protection Program loans payable	1,552	-
Long-term related party loans payable, net of $0 and $507 discount, respectively	-	3,757
Long-term obligations under operating leases	385	1,100
Long-term obligations under finance leases	1	-
Deferred tax and other long-term liabilities	-	180
TOTAL LIABILITIES	16,922	15,468
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 10,443 and 9,775 shares issued and outstanding, respectively	104	98
Additional paid-in capital	55,944	54,052
Accumulated deficit	(51,869)	(35,642)
Total shareholders’ equity	4,179	18,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,101	$33,976

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales
Hardware	$2,850	$2,034	$5,818	$5,329
Services and other	2,257	4,689	6,649	20,192
Total sales	5,107	6,723	12,467	25,521
Cost of sales
Hardware	1,882	1,484	4,161	4,200
Services and other	781	1,933	2,438	10,106
Total cost of sales	2,663	3,417	6,599	14,306
Gross profit	2,444	3,306	5,868	11,215
Operating expenses:
Sales and marketing expenses	411	523	1,209	1,830
Research and development expenses	229	306	787	1,073
General and administrative expenses	1,849	2,113	7,170	6,824
Depreciation and amortization expense	377	278	1,123	872
Goodwill impairment	-	-	10,646	-
Total operating expenses	2,866	3,220	20,935	10,599
Operating income/(loss)	(422)	86	(15,067)	616

Other income/(expenses):
Interest expense	(265)	(199)	(752)	(616)
Change in fair value of warrant liability	-	-	-	21
Change in fair value of Special Loan	-	-	(702)	-
Gain on settlement of obligations	114	406	155	419
Loss on disposal of assets	(13)	-	(13)	-
Total other income/(expense)	(164)	207	(1,312)	(176)
Income/(loss) before income taxes	(586)	293	(16,379)	440
Benefit from / (provision for) income taxes	1	(51)	152	35
Net income/(loss)	$(585)	242	(16,227)	475
Basic earnings/(loss) per common share	$(0.06)	$0.02	$(1.63)	$0.05
Diluted earnings/(loss) per common share	$(0.06)	$0.02	$(1.63)	$0.05
Weighted average shares outstanding - basic	10,312	9,756	9,977	9,739
Weighted average shares outstanding - diluted	10,312	9,756	9,977	9,739

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income/(loss)	$(16,227)	$475
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation and amortization	1,123	847
Amortization of debt discount	254	419
Stock-based compensation	442	395
Change in warrant liability	-	(21)
Change in fair value of Special Loan	702
Deferred tax benefit	(175)	(29)
Allowance for doubtful accounts	701	194
Increase in notes due to in-kind interest	356	-
Loss on goodwill impairment	10,646	-
Loss on disposal of assets	13	-
Gain on settlement of obligations	(135)	(419)
Changes to operating assets and liabilities:
Accounts receivable and unbilled revenues	523	1,739
Inventories	(2,283)	(212)
Prepaid expenses and other current assets	(99)	1,295
Operating lease right of use asset, net	411	409
Other assets	133	23
Accounts payable	214	(235)
Deferred revenue	244	(5,527)
Accrued expenses	(664)	2,491)
Deposits	120	(990)
Operating lease liabilities	(409)	(395)
Other liabilities	-	(3)
Net cash provided by/(used in) operating activities	(4,110)	456
Investing activities
Purchases/additions of property and equipment and software development	(559)	(652)
Proceeds from net working capital settlement	-	210
Net cash used in investing activities	(559)	(442)
Financing activities
Principal payments on finance leases	(18)	-
Proceeds from Payroll Protection Program loan	1,552	-
Proceeds from issuance of common stock via at-the-market offering	1,335	30
Proceeds from warrant holder exercise of common stock	121	-
Repayment of seller note	-	(498)
Other financing activities, net, including principal payments on finance leases	-	(24)
Net cash provided by / (used in) financing activities	2,990	(492)
Increase/(decrease) in Cash and Cash Equivalents	(1,679)	(478)
Cash and Cash Equivalents, beginning of period	2,534	2,718
Cash and Cash Equivalents, end of period	$855	$2,240

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
Three months ended September 30, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156
Shares issued to directors as compensation	10,044	-	25	-	25
Stock-based compensation	-	-	248	-	248
Shares issued through at-the-market offering	578,183	6	1,329	-	1,335
Net loss	-	-	-	(585)	(585)
Balance as of September 30, 2020	10,442,850	$104	$55,944	$(51,869)	$4,179

			Additional
	Common Stock		paid in	Accumulated
Nine months ended September 30, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Shares issued to directors as compensation	62,521	-	74	-	74
Stock-based compensation	-	-	368	-	368
Shares issued through at-the-market offering	578,183	6	1,329	-	1,335
Exercise of warrants	27,600	-	121	-	121
Net loss	-	-	-	(16,227)	(16,227)
Balance as of September 30, 2020	10,442,850	$104	$55,944	$(51,869)	$4,179

			Additional
	Common Stock		paid in	Accumulated
Three months ended September 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of June 30, 2019	9,742,786	$97	$53,937	$(36,447)	$17,587
Shares issued to directors as compensation	13,590	1	31	-	32
Stock-based compensation	-	-	31	-	31
Net income	-	-	-	242	242
Balance as of September 30, 2019	9,756,376	$98	$53,999	$(36,205)	$17,892

			Additional
	Common Stock		paid in	Accumulated
Nine months ended September 30, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adoption of ASU 2016-02	-	-	-	171	171
Shares issued for services	17,960	-	30	-	30
Shares issued to directors as compensation	13,590	1	31	-	32
Stock-based compensation	-	-	113	-	113
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Net income	-	-	-	475	475
Balance as of September 30, 2019	9,756,376	$98	$53,999	$(36,205)	$17,892

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, and Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries, Creative Realities, LLC, a Delaware limited liability company, and ConeXus World Global, LLC, a Kentucky limited liability company, are effectively dormant.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020 we incurred net losses of $585 and $16,227, respectively. As of September 30, 2020, we had cash and cash equivalents of $855 and working capital deficit of $7,523. Excluding debt classified as current liabilities based on having maturity dates within twelve months of the Condensed Consolidated Balance Sheet date, we have a working capital surplus of $1,183 as of September 30, 2020.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term core digital signage business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in many of our key vertical markets. The elective and forced closures of businesses across the United States and Canada has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimizing of public gatherings have materially impacted demand for products and services in our movie theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects caused our projected incoming cash to be delayed, and consequently cash flows have slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report, as the hardware and software solution, in addition to the related services, continue to evolve based on customer feedback and requests. Revenue recognized from the sale of hardware and services associated with the Thermal Mirror product, including software activation, configuration, and software-as-a-service (“SaaS”) revenues generated via software subscriptions to the platform, were approximately $2,033 and $2,560 for the three and nine months ended September 30, 2020, respectively.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020, and pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

Through September 30, 2020, the Company received gross proceeds under the Agreement of $1,336 from the issuance of 578,183 shares of our common stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,298 after commissions and net proceeds of $1,158 after other offering-related expenses.

Through November 11, 2020, the Company received gross proceeds under the Agreement of $1,831 from the issuance of 1,034,068 shares of our common stock, and paid an aggregate of $53 to Roth in commissions, yielding net proceeds of $1,778 after commissions, and net proceeds of $1,636 after other offering-related expenses.

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

On September 29, 2020, the Company entered into a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”) with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. The Ninth Amendment changed the automatic conversion date of the Special Loan into the defined new class of senior preferred stock of the Company from October 1, 2020 to November 30, 2020 (or upon an earlier event of default). The Company paid no fees in exchange for this extension.

Management believes that, based on (i) our receipt of approximately $1,552 of funding through the Paycheck Protection Program on April 27, 2020, of which a significant portion we believe will ultimately be forgiven, (ii) our operational forecast through 2021, (iii) our access to capital markets through the Agreement with Roth, and (iv) a commitment of continued support from Slipstream, we can continue as a going concern through at least November 12, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the nine months ended September 30, 2020, we can provide no assurance that our ongoing operational efforts or ability to access the public markets for capital will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic ,which has materially adversely affected our results of operations and cash flows.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2020	2019
Raw materials, net of reserve of $108 and $134, respectively	$2,157	$200
Inventory on consignment with distributors	336	-
Work-in-process	169	179
Total inventories	$2,662	$379

Inventories on consignment with distributors are relieved from inventory and recognized in revenue when sold by distributors to their customers, not at time of shipment or delivery to the distributor.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,229,998 and 5,021,888 at September 30, 2020 and 2019, respectively were excluded from the computation of income/(loss) per share as all options and warrants were anti-dilutive due to the net loss in each period. In calculating diluted earnings per share for the three and nine months ended September 30, 2020, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Special Loan.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2020 and December 31, 2019.

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

Not yet adopted

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Hardware	$2,850	$2,034	$5,818	$5,329

Services:
Installation Services	674	2,143	2,006	6,306
Software Development Services	248	695	427	8,930
Managed Services	1,335	1,851	4,216	4,956
Total Services	2,257	4,689	6,649	20,192

Total Hardware and Services	$5,107	$6,723	$12,467	$25,521

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of September 30, 2020 and 2019 were $0 and $1,428, respectively.

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

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Christie Digital Systems, USA (“Seller”) in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. As part of our finalization of opening balance sheet accounting at the close of the measurement period in November 2019, we recorded an adjustment to reflect the earnout liability to $0. The fair value estimate remains at $0 as of September 30, 2020. The liability is deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results.

As discussed in Note 7 Intangible Assets, Including Goodwill, the calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

As discussed in Note 8 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. As of September 30, 2020, we updated our fair value analysis of the Special Loan, which was originally evaluated at March 31, 2020 utilizing the assistance of a third-party valuation specialist, resulting in recognition of a $0 and $702 loss during the three and nine months ended September 30, 2020, respectively, from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2020	2019
Supplemental Cash Flow Information
Non-cash Investing and Financing Activities
Right of offset settlement of Amended and Restated Seller Note	$-	$498
Cash paid during the period for:
Interest	$-	$108
Income taxes, net	$17	$-

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,337	$4,635	3,147
Customer relationships	5,330	2,822	5,330	2,679
Trademarks and trade names	1,020	897	1,020	752
	10,985	7,056	10,985	6,578
Accumulated amortization	7,056		6,578
Net book value of amortizable intangible assets	$3,929		$4,407

For the three months ended September 30, 2020 and 2019, amortization of intangible assets charged to operations was $161 and $147, respectively. For the nine months ended September 30, 2020 and 2019 amortization of intangible assets charged to operations was $478 and $451, respectively.

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2019:

Total
Balance as of December 31, 2019	$18,171
Adjustments due to impairment loss	(10,646)
Balance as of September 30, 2020	$7,525

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

Interim Impairment Assessment – March 31, 2020

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

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in many of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimization of public gatherings has materially impacted demand for products and services in our movie theater, sports arena and large entertainment markets. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, leading to an implied fair value of goodwill substantially below the carrying value. Therefore, during the three months ended March 31, 2020, we recorded a non-cash impairment loss of $10,646. We recorded the estimated impairment losses in the caption “Goodwill impairment” in our Condensed Consolidated Statement of Operations. Following the impairment loss, there remained $7,525 goodwill as of March 31, 2020.

Interim Impairment Assessment – June 30, 2020

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

Annual Impairment Assessment – September 30, 2020

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the preceding three years. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2020.

Given the proximity in time to the most recent goodwill impairment, which marked the Company’s goodwill balance down to fair value, the Company anticipated its analysis would result in a thin margin in the percentage of excess fair value over carrying value as of the assessment date. Through the analysis performed as of September 30, 2020, the excess fair value over carrying value was approximately 10%. The Company recognizes that any changes in our projected 2020 or 2021 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest
B	1/16/2018	1,059	6/30/2021	61,729	10.0% interest (1)
C	8/17/2016	3,174	6/30/2021	588,236	10.0% interest (1)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,123	6/30/2021	-	10.0% interest (2)
F	4/27/2020	1,552	4/27/2022	-	1.0% interest (3)
	Total debt, gross	9,809		649,965
	Fair value (E)	702
	Total debt, gross	10,511
	Debt discount	(253)
	Total debt, net	$10,258
	Less current maturities	(8,706)
	Long term debt	1,552

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

F – Paycheck Protection Program Loan from Small Business Administration

(1)	8.0% cash interest per annum through March 31, 2020. 10.0% paid-in-kind interest (“PIK”) interest per annum from April 1, 2020 through December 31, 2020. 8.0% cash interest per annum January 1, 2021 through the maturity date.

(2)	8.0% cash interest per annum, comprised of 6.0% cash, 2.0% PIK through March 31, 2020. 10.0% PIK interest per annum through September 30, 2020. In an event of default, the interest rate increases by 6.0% to 16.0%. Debt is automatically convertible to a new class of senior preferred stock of the Company at the earlier of an event of default or November 30, 2020. The principal, including PIK interest, as of September 30, 2020 is $2,123; however, fair value accounting for the convertible debt instrument results in an additional $702 of debt recorded on the Condensed Consolidated Balance Sheet as of September 30, 2020 related to this instrument.

(3)	1,0% cash interest per annum. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. Forgiveness of the Promissory Note will be determined in accordance with the provisions of the CARES Act and applicable regulations. Any principal and interest amounts outstanding after the determination of amounts forgiven will be repaid on a monthly basis.

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

Ninth Amendment; Modification of Conversion Date of Special Loan under Loan and Security Agreement

On September 29, 2020, the Company entered into a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”) with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. The Ninth Amendment changed the automatic conversion date of the Special Loan into the defined new class of senior preferred stock of the Company from October 1, 2020 to November 30, 2020 (or upon an earlier event of default). The Company paid no fees in exchange for this extension.

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

In entering the Seventh Amendment and Special Loan, pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Special Loan at fair value, with changes in fair value recorded through the Company’s consolidated statements of operations in each reporting period. For the three and nine months ended September 30, 2020, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $0 and $702 loss, respectively, from the change in fair value of the liability.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid, nor do we intend to pay, the Amended and Restated Seller Note, which is now past its maturity date, without resolution of our demand for arbitration. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. The Company continues to accrue interest on the Amended and Restated Seller Note and have included $43 in accrued expenses in the Condensed Consolidated Financial Statements as of September 30, 2020. See Note 9 Commitments and Contingencies for further discussion.

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

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of November 11, 2020, and there were no other such proceedings pending during the period covered by this Report.

Employee-related Expenses

We implemented cost-control measures in light of the effect of the COVID-19 pandemic on our business, including employment compensation reductions designed to achieve preliminary cost savings. On March 19, 2020, the Company’s Board of Directors approved a six-month reduction of the salaries of our Chief Executive Officer and Chief Financial Officer by twenty percent (20%), thereby reducing the salaries payable to such officers in 2020 to $297,000 and $224,100, respectively. The reduction of the salaries of our Chief Executive Officer and Chief Financial Officer remain active as of the date of this report.

On March 20, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during the three months ended June 30, 2020 with $0 remaining in accrued expenses on the Condensed Consolidated Balance Sheet as of September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company had sales to 33 Degrees of $131, or 2.6%, and $922, or 7.4%, respectively, of consolidated revenue. For the three and nine months ended September 30, 2019, the Company had sales to 33 Degrees of $279, or 4.2%, and $750, or 2.9%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $5, or 0.1%, and $1, or 0.0% of consolidated accounts receivable at September 30, 2020 and December 31, 2019, respectively.

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

For the three and nine months ended September 30, 2020, we reported tax benefit of $1 and $152, respectively. As of September 30, 2020, the net deferred tax assets totaled $0 after valuation allowance, as compared to $175 at December 31, 2019. The reduction is primarily the result of the impairment to goodwill, which resulted in adjusting the deferred tax impact associated with indefinite lived goodwill from a deferred tax liability to a deferred tax asset. As the indefinite-lived intangibles can no longer provide a source of income, a full valuation allowance was placed against the deferred tax assets.

NOTE 12: WARRANTS

A summary of outstanding equity warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2020	4,733,028	$4.83	3.41
Warrants issued	-	-	-
Warrants exercised	(27,600)	4.38	-
Warrants expired	(89,238)	9.49	-
Balance September 30, 2020	4,616,190	$4.71	2.72

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,525,000	9.66	$2.52	-	$-
$3.01 - $7.50	184,830	5.60	$6.72	168,163	$6.64
$7.51+	103,979	4.70	11.74	94,396	$12.05
	1,813,809	8.97	$3.48	262,559

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	9.67	$2.53	-	$-
$3.01 - $7.50	-	-	$-	-	$-
$7.51+	-	-	$-	-	$-
	800,000	9.67	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2019	313,860	$8.06	-	$-
Granted	1,580,000	2.53	800,000	2.53
Exercised	-	-	-	-
Forfeited or expired	(80,051)	2.76	-	-
Balance, September 30, 2020	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 5.0 years as of September 30, 2020.

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

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the Company’s 2014 Stock Incentive Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified revenue and EBITDA targets will be assessed quarterly by the Company in order to determine whether any compensation expense should be recorded. As of September 30, 2020, the Company had recorded no compensation expense in the Consolidated Statement of Operations with respect to these awards.

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 12,135 options outstanding under the 2006 Equity Incentive Plan.

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000. There are 2,601,674 options outstanding under the 2014 Stock Incentive Plan.

Compensation expense recognized for the issuance of common stock and amortization of stock option awards for the three and nine months ended September 30, 2020 of $273 and $442, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of common stock and amortization of stock option awards for the three and nine months ended September 30, 2019 of $63 and $395, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value, including $25 and $74, respectively, for the three and nine months ended September 30, 2020 and $32 and $32, respectively, for the three and nine months ended September 30, 2019.

At September 30, 2020, there was approximately $2,617 and $1,499 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next three years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two (2) and one (1) customers that in the aggregate accounted for 22.5% and 18.5% of accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

We had one (1) and two (2) customers that accounted for 11.3% and 23.2% of revenue for the three months ended September 30, 2020 and 2019, respectively. We had one (1) and two (2) customers that accounted for 11.5% and 22.5% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

Significant Vendors

We had one (1) vendor that accounted for 14% and 50% of outstanding accounts payable at September 30, 2020 and December 31, 2019, respectively.

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

During the three months ended September 30, 2020, the Company renegotiated the terms of certain of its operating lease agreements resulting in the elimination of approximately $587 in future commitments for payments previously included in our calculations of operating right of use assets and liabilities on the Condensed Consolidated Balance Sheet. These were accounted for as non-cash adjustments to the Condensed Consolidated Balance Sheet during the three months ended September 30, 2020.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$17	$25
Interest	2	4
Operating lease cost	512	565
Total lease cost	$531	$594

Weighted Average Remaining Lease Term
Operating leases	3.2 years	3.6 years
Finance leases	0.9 years	1.2 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	14.0%	13.5%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020:

(in thousands)	Operating Leases	Finance Leases
The remainder of 2020	$106	$4
2021	310	4
2022	214	1
2023	210	-
Thereafter	-	-
Total undiscounted cash flows	840	9
Less imputed interest	(110)	$(1)
Present value of lease liabilities	$730	$8

Supplemental cash flow information related to leases are as follows:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$512	$551
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	17	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s reports filed with the Securities and Exchange Commission from time to time, including our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020, our Quarterly Reports on Form 10-Q filed with the SEC on May 14, 2020 and August 13, 2020, and this Report under Part II, Item 1A.

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

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, and Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries Creative Realities, LLC, a Delaware limited liability company, and ConeXus World Global, LLC, a Kentucky limited liability company, are effectively dormant.

We generate revenue in our business by:

●	consulting with our customers to determine the technologies and solutions required to achieve their specific goals, strategies and objectives;

●	designing our customers’ digital marketing experiences, content and interfaces;

●	engineering the systems architecture delivering the digital marketing experiences we design – both software and hardware – and integrating those systems into a customized, reliable and effective digital marketing experience;

●	managing the efficient, timely and cost-effective deployment of our digital marketing technology solutions for our customers;

●	delivering and updating the content of our digital marketing technology solutions using a suite of advanced media, content and network management software products; and

●	maintaining our customers’ digital marketing technology and Safe Space solutions by: providing content production and related services; creating additional software-based features and functionality; hosting the solutions; monitoring solution service levels; and responding to and/or managing remote or onsite field service maintenance, troubleshooting and support calls.

These activities generate revenue through: bundled-solution sales of both digital marketing technology and, beginning in April 2020, through the sale of a series of Safe Space Solutions products (including the Thermal Mirror); consulting services, experience design, content development and production, software development, engineering, implementation, and field services; software license fees via SaaS agreements; and maintenance and support services related to our software, managed systems and solutions.

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

As a result of the COVID-19 pandemic, we have experienced rapid and immediate deterioration in our business in many of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States has resulted in materially reduced demand for our services by our customers, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our movie theater, sports arena and large entertainment markets. The reduced demand has resulted in customer orders being delayed. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, a non-cash impairment loss of $10,646 recording as of March 31, 2020, and reduced liquidity as described below.

While we are experiencing an intense curtail in current customer demand, our long-term outlook for the digital signage industry remains strong. We believe that small providers in the digital signage industry may be unwilling or unable to continue business over the course of 2020 and 20201, and the industry will experience rapid consolidation, adding scale and enhancing profitability to those companies that emerge as the enterprise-level providers within our industry after the COVID-19 pandemic and consolidations.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report, as the hardware and software solution, in addition to the related services, continue to evolve based on customer feedback and requests. Revenue recognized from the sale of hardware and services associated with the Thermal Mirror product, including software activation, configuration, and software-as-a-service (“SaaS”) revenues generated via software subscriptions to the platform, were approximately $2,033 and $2,560 for the three and nine months ended September 30, 2020, respectively.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020. Pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

As of September 30, 2020, the Company received gross proceeds under the Agreement of $1,336 from the issuance of 578,183 shares of Common Stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,298 after commissions and net proceeds of $1,158 after other offering-related expenses. Through November 11, 2020, the Company received gross proceeds under the Agreement of $1,831 from the issuance of 1,034,068 shares of our Common Stock, and paid an aggregate of $53 to Roth in commissions, yielding net proceeds of $1,778 after commissions, and net proceeds of $1,636 after other offering-related expenses.

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

Our Sources of Revenue

We generate revenue through digital marketing solution sales and, beginning in April 2020, through the sale of a series of Safe Space Solutions products (including the Thermal Mirror), which include system hardware, professional and implementation services, software design and development, software licensing via SaaS agreements, deployment, and maintenance and support services.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Three Months Ended September 30,		Change
	2020	2019		%
Sales	$5,107	$6,723	$(1,616)	-24%
Cost of sales	2,663	3,417	(754)	-22%
Gross profit	2,444	3,306	(862)	-26%
Sales and marketing expenses	411	523	(112)	-21%
Research and development expenses	229	306	(77)	-25%
General and administrative expenses	1,849	2,113	(264)	-12%
Depreciation and amortization expense	377	278	99	36%
Total operating expenses	2,866	3,220	(354)	-11%
Operating income/(loss)	(422)	86	(508)	-591%
Other income/(expenses):		-
Interest expense	(265)	(199)	(66)	33%
Gain on settlement of debt	114	406	(292)	-72%
Loss on disposal of assets	(13)	-	(13)	100%
Total other income/(expense)	(164)	207	(371)	-179%
Net income/(loss) before income taxes	(586)	293	(879)	-300%
Benefit from / (provision) for income taxes	1	(51)	52	-102%
Net income/(loss)	$(585)	$242	(827)	-342%

Sales

Sales decreased by $1,616, or 24%, in the three months ended September 30, 2020 compared to the same period in 2019 driven a general reduction in installation activity following a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures as a direct result of the COVID-19 pandemic. Reductions in year over year core digital signage business were partially offset by $2,033 of revenue generated from our Thermal Mirror product and services during the three months ended September 30, 2020 following launch of the Thermal Mirror product at the end of April 2020.

Gross Profit

Gross profit decreased $862 in absolute dollars from $3,306 to $2,444, or 26%, consistent with the reduction in sales during the same periods. The Company retained consistent gross margin percentage performance year over year, with a consolidated gross margin percentage of 47.9% and 49.2% for the three months ended September 30, 2020 and 2019, respectively.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $112, or 21%, in the three months ended September 30, 2020 compared to the same period in 2019 driven by a $63 reduction in personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for the remainder of 2020 have been suspended, delayed, or completely cancelled. We further anticipate our sales personnel will continue to incur reduced travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $77, or 25%, in the three months ended September 30, 2020 compared to the same period in 2019 as the result of a reduction in personnel costs during the period.

General and Administrative Expenses

Total general and administrative expenses decreased by $264, or 12%, in the three months ended September 30, 2020 compared to the same period in 2019 driven by a reduction of $381 in personnel costs, including salaries, benefits, and travel-related expenses, partially offset by an increase in stock compensation amortization expense of $211 related to incremental employee and directors awards during 2020 which are being amortized over the thirty six month vesting period based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020. We expect a reduction in these employee-related expenses in future periods as a result of the actions outlined within Note 9 Commitments and Contingencies to the Condensed Consolidated Financial Statements and further reductions in our rent expenses as a result of changes to our lease arrangements as outlined within Note 15 Leases to the Condensed Consolidated Financial Statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $99, or 36%, in the three months ended September 30, 2020 compared to the same period in 2019 driven by a combination of an increased intangible asset base following the acquisition of Allure and increased spending on capitalized software since the acquisition of Allure.

Interest Expense

See Note 8 Loans Payable to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Obligations

During the three months ended September 30, 2020, the Company wrote off liabilities and recognized a gain of $155, primarily related to legal settlements of accrued sales tax payable with state jurisdictions.

During the three months ended September 30, 2019, the Company wrote off liabilities and recognized a gain of $406, primarily related to legacy accounts payable deemed to no longer be legal obligations to vendors.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Nine Months Ended September 30,		Change
	2020	2019		%
Sales	$12,467	$25,521	$(13,054)	-51%
Cost of sales	6,599	14,306	(7,707)	-54%
Gross profit	5,868	11,215	(5,347)	-48%
Sales and marketing expenses	1,209	1,830	(621)	-34%
Research and development expenses	787	1,073	(286)	-27%
General and administrative expenses	7,170	6,824	346	5%
Depreciation and amortization expense	1,123	872	251	29%
Goodwill impairment	10,646	-	10,646	100%
Total operating expenses	20,935	10,599	10,336	98%
Operating (loss)/income	(15,067)	616	(15,683)	-2,546%
Other income/(expenses):
Interest expense	(752)	(616)	(136)	22%
Change in fair value of warrant liability	-	21	(21)	-100%
Change in fair value of Special Loan	(702)	-	(702)	-100%
Loss on disposal of assets	(13)	-	(13)	100%
Gain on settlement of debt	155	419	(264)	-63%
Total other income/(expense)	(1,312)	(176)	(1,136)	645%
Net income/(loss) before income taxes	(16,379)	440	(16,819)	-3,823%
Benefit from income taxes	152	35	117	334%
Net (loss)/income	$(16,227)	$475	(16,702)	-3,516%

Sales

Sales decreased by $13,054 , or 51%, in the nine months ended September 30, 2020 compared to the same period in 2019 driven a general reduction in all service lines and particularly within our installation activity following a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures as a direct result of the COVID-19 pandemic. Reductions in year over year core digital signage business were partially offset by $2,560 of revenue generated from our Thermal Mirror product and services during the nine months ended September 30, 2020 following launch of the Thermal Mirror product at the end of April 2020.

Gross Profit

Gross profit decreased $5,347 in absolute dollars from $11,215 to $5,868, or 48%, consistent with the reduction in sales during the same periods. The Company expanded gross margin percentage to 47.1% in the nine months ended September 30, 2020 from 43.9% for the same period in 2019 driven by the growth in sales of the Thermal Mirror products and services which have slightly higher margins than our traditional core business.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $621, or 34%, in the nine months ended September 30, 2020 compared to the same period in 2019 driven by a $443 reduction in personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for the remainder of 2020 have been suspended, delayed, or completely cancelled. We further anticipate our sales personnel will continue to incur reduced travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $286, or 27%, in the nine months ended September 30, 2020 compared to the same period in 2019 as the result of a reduction in personnel costs during the period.

General and Administrative Expenses

Total general and administrative expenses increased by $346, or 5%, in the nine months ended September 30, 2020 compared to the same period in 2019. During the nine months ended September 30, 2020, the Company reduced personnel costs, including salaries, benefits, and travel-related expenses, by $757, representing a reduction in personnel costs of 22.1% as compared to the nine months ended September 30, 2020. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020. We expect a reduction in these employee-related expenses in future periods as a result of the actions outlined within Note 9 Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Reductions in personnel costs were offset by increases in the nine months ended September 30, 2020 as compared to the same period in 2019 of (1) $678 related to recording an incremental reserve for bad debt primarily related to a customer bankruptcy and a general deterioration in payments from customers following the COVID-19 pandemic, (2) $247 in increased legal, accounting, and transaction costs associated with completion of the Company’s shelf registration statement on Form S-3 and subsequent at-the-market offering with Roth Capital Partners, and (3) $48 in increased stock compensation expenses related to newly issued awards in June 2020.

Excluding the year-over-year incremental impact of one-time charges to bad debt expense and deal costs included within general and administrative expenses, general and administrative expenses decreased by $472, or 7%, versus the same period in the prior year. We expect a continued reduction in controllable general and administrative expenses moving forward as a result of the actions outlined within Note 15 Leases to the Condensed Consolidated Financial Statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $251, or 29%, in the three months ended September 30, 2020 compared to the same period in 2019 driven by a combination of an increased intangible asset base following the acquisition of Allure and increased spending on capitalized software since the acquisition of Allure.

Interest Expense

See Note 8 Loans Payable to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Obligations

During the nine months ended September 30, 2020, the Company wrote off liabilities and recognized a gain of $155, primarily related to legal settlements of accrued sales tax payable with state jurisdictions.

During the three months ended September 30, 2019, the Company wrote off liabilities and recognized a gain of $406, primarily related to legacy accounts payable deemed to no longer be legal obligations to vendors.

Change in Fair Value of Warrant Liability

See Note 5 Fair Value Measurements to the Condensed Consolidated Financial Statements for a discussion of the Company’s non-cash change in warrant liability for the nine months ended September 30, 2019. The change in the fair value of the warrant liability resulted in a gain of $21 in the nine months ended September 30, 2019. All warrants previously classified as liabilities within the balance sheet expired during the three months ended September 30, 2019 and expired as of December 31, 2019.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2020	2020	2020	2019	2019
Net sales	$5,107	$3,656	$3,704	$6,077	$6,723
Cost of sales	2,663	1,839	2,097	3,553	3,417
Gross profit	2,444	1,817	1,607	2,524	3,306
Operating expenses, inclusive of one-time lease termination expense, excluding depreciation and amortization	2,489	3,081	3,596	2,872	2,942
Goodwill impairment	-	-	10,646	-	-
Depreciation/amortization	377	380	366	378	278
Operating (loss)/income	(422)	(1,644)	(13,001)	(726)	86
Other expenses/(income)	164	811	337	(1,417)	(207)
Income tax provision/(benefit)	(1)	4	(155)	128	51
Net (loss)/income	$(585)	$(2,459)	$(13,183)	$563	$242

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

	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2020	2020	2020	2019	2019
GAAP net loss	$(585)	$(2,459)	$(13,183)	$563	$242
Interest expense:
Amortization of debt discount	85	84	85	105	105
Other interest, net	179	176	142	109	94
Depreciation/amortization:
Amortization of intangible assets	161	158	159	204	147
Amortization of finance lease assets	5	5	7	7	8
Amortization of share-based awards	248	100	50	21	31
Depreciation of property, equipment & software	212	216	200	167	123
Income tax expense/(benefit)	(1)	4	(155)	128	51
EBITDA	$304	$(1,716)	$(12,695)	$1,304	$801
Adjustments
Change in fair value of Special Loan	-	551	151	-	-
Gain on settlement of obligations	(114)	(1)	(40)	(1,632)	(406)
Gain on earnout liability	-	-	-	(250)	-
Loss on disposal of assets	13	-	-	-	-
Loss on goodwill impairment	-	-	10,646	-	-
Stock-based compensation – Director grants	25	19	31	31	31
Adjusted EBITDA	$228	$(1,147)	$(1,907)	$(547)	$426

Liquidity and Capital Resources

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2018 and had negative cash flows from operating activities for both the year-ended December 31, 2019 and the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020 we incurred net losses of $585 and $16,227, respectively. As of September 30, 2020, we had cash and cash equivalents of $855 and working capital deficit of $7,523, which includes $345 representing current maturities of operating leases recorded January 1, 2019 upon adoption of Accounting Standards Update (“ASU”) 2016-02. Excluding debt classified as current liabilities based on having maturity dates within twelve months of the Condensed Consolidated Balance Sheet date, we have a working capital surplus of $1,183.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in many of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimization of public gatherings has materially impacted demand for products and services in our movie theater, sports arena and large entertainment markets. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows. The effective halting of pending and anticipated projects has caused the projected incoming cash to be delayed, and consequently cash flows have been slowed, including a slowdown in payments by customers for previously completed projects, which has further limited cash collections. We have implemented various cost cutting measures, including slowing our payments of accounts payable and accrued liabilities, negotiated extensions for certain currently and past due payments to key vendors, and implemented compensation reductions for most personnel retained following the reduction-in-force activities taken by the Company in mid-March 2020.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Although we believe this product and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we remain in the early stages of this product launch as of the date of this report, as the hardware and software solution, in addition to the related services, continue to evolve based on customer feedback and requests. Revenue recognized from the sale of hardware and services associated with the Thermal Mirror product, including software activation, configuration, and software-as-a-service (“SaaS”) revenues generated via software subscriptions to the platform, were approximately $2,037 and $2,560 for the three and nine months ended September 30, 2020, respectively.

On June 19, 2020, the Company entered into a Sales Agreement (the “Agreement”) with Roth Capital Partners, LLC (“Roth”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $8,000,000 through Roth as the Company’s sales agent. Roth may sell the Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended. Subject to the terms of the Agreement, Roth will use its commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company or Roth may suspend the offering of the Common Stock being made through Roth under the Agreement upon proper notice to the other party. The Company will pay Roth a commission of 3.0% of the gross sales proceeds of any Common Stock sold through Roth under the Agreement, and also has provided Roth with customary indemnification rights. The sale of Common Stock under the Agreement is registered on a Form S-3 registration statement (Registration No. 333-238275) and related prospectus supplement filed with the SEC on June 19, 2020. Pursuant to the “baby shelf” rules that apply to such registration statement, we cannot sell more our common stock in a public primary offering (including under the Agreement) with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75.0 million.

The Company is not obligated to make any sales of Common Stock under the Agreement. The offering of shares of Common Stock pursuant to the Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Agreement or (ii) termination of the Agreement in accordance with its terms.

As of September 30, 2020, the Company received gross proceeds under the Agreement of $1,336 from the issuance of 578,183 shares of Common Stock, and paid an aggregate of $38 to Roth in commissions, yielding net proceeds of $1,298 after commissions and net proceeds of $1,158 after other offering-related expenses. Through November 11, 2020, the Company received gross proceeds under the Agreement of $1,831 from the issuance of 1,034,068 shares of our Common Stock, and paid an aggregate of $53 to Roth in commissions, yielding net proceeds of $1,778 after commissions, and net proceeds of $1,636 after other offering-related expenses.

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

Upon the earlier to occur of an Event of Default or October 1, 2020 (such date was extended pursuant to the Ninth Amendment described below), if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of CRI (“New Preferred”) having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by CRI and the Lender, the New Preferred shall:

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

On September 29, 2020, the Company entered into a Ninth Amendment to Loan and Security Agreement (the “Ninth Amendment”) with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. The Ninth Amendment changed the automatic conversion date of the Special Loan into the defined new class of senior preferred stock of the Company from October 1, 2020 to November 30, 2020 (or upon an earlier event of default). The Company paid no fees in exchange for this extension.

Management believes that, based on (i) our receipt of approximately $1,552 of funding through the Paycheck Protection Program on April 27, 2020, of which a significant portion we believe will ultimately be forgiven, (ii) our operational forecast through 2021, (iii) our access to capital markets through the Agreement with Roth, and (iv) a commitment of continued support from Slipstream, we can continue as a going concern through at least November 12, 2021.  However, given our history of net losses, cash used in operating activities and working capital deficit, each of which continued as of and for the nine months ended September 30, 2020, we can provide no assurance that our ongoing operational efforts or ability to access the public markets for capital will be successful, particularly in consideration of the business interruptions and uncertainty generated as a result of the COVID-19 pandemic ,which has materially adversely affected our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations.

Operating Activities

The cash flows provided by/(used in) operating activities was ($4,110) and $456 for the nine months ended September 30, 2020 and 2019, respectively. The cash use in operating activities was driven by

The cash flows used in operating activities was driven by the Company’s net loss and increase in inventory on hand as a result of the launch of the Thermal Mirror, partially offset by non-cash charges of $702, $1,123, and $10,646 related to (1) fair value of our Special Loan, (2) depreciation and amortization expenses, and (3) impairment charge related to goodwill, respectively, combined with an increase of $701 in our allowance for doubtful accounts primarily as a result of a customer bankruptcy.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 was $559 compared to $442 during the same period in 2018. The use of cash in both periods represents acquisition of capital assets, primarily related to the capitalization of software costs, partially offset by cash received from a net working capital settlement of $210 in 2019. We currently do not have any material commitments for capital expenditures as of September 30, 2020, nor do we anticipate any significant expenditures for the remainder of 2020.

Financing Activities

Net cash provided by / (used in) financing activities during the nine months ended September 30, 2020 and 2018 was $2,990 compared to ($492). The increase was the result of the Company’s receipt of $1,552 in proceeds from the Payroll Protection Program in April 2020 and $1,336 of proceeds from the sale of shares via at-the-market offering activities.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2020.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2020, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 Commitments and Contingencies; Litigation to the Condensed Consolidated Financial Statements included in this report.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2020 and our Quarterly Reports on Form 10-Q filed with the SEC on May 14, 2020 and August 13, 2020. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Master Distribution Agreement dated effective September 1, 2020 between the Company and InReality, LLC (Certain information has been excluded from this Exhibit because it both is not material and would likely cause competitive harm to the registrant if publicly disclosed).

10.2	Ninth Amendment to Loan and Security Agreement dated September 29, 2020 by and among the Company, its subsidiaries and Slipstream Communications, LLC(1)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated November 12, 2020

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

(1)	Filed on October 2, 2020 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 12, 2020	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer