Form 10-K
period 2020-12-31
CREATIVE REALITIES, INC.
filed 2021-03-10
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,538,011 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 7, 2021, the registrant had 11,743,667 shares of common stock outstanding.

i

PART I

ITEM 1	BUSINESS

(All currency is rounded to the nearest thousand, except share and per share amounts.)

Our Company

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to a broad range of companies, individual brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies across approximately 15 vertical markets, as well as the related media management and distribution software platforms and networks, device and content management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems; content creation, production and scheduling programs and systems; a comprehensive series of recurring maintenance, support, and field service offerings; interactive digital shopping assistants, advisors and kiosks; and, other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiary Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries are effectively dormant: Creative Realities, LLC, a Delaware limited liability company, ConeXus World Global, LLC, a Kentucky limited liability company, and Allure Global Solutions, Inc., a Georgia corporation.

We generate revenue by:

●	consulting with our customers to determine the technologies and solutions required to achieve their specific goals, strategies, and objectives;

●	designing our customers’ digital marketing experiences, content, and interfaces;

●	engineering the systems architecture delivering the digital marketing experiences we design – both software and hardware – and integrating those systems into a customized, reliable, and effective digital marketing experience;

●	managing the efficient, timely and cost-effective deployment of our digital marketing technology solutions for our customers;

●	delivering and updating the content of our digital marketing technology solutions using a suite of advanced media, content, and network management software products; and

●	maintaining our customers’ digital marketing technology solutions by: providing content production and related services; creating additional software-based features and functionality; hosting the solutions; monitoring solution service levels; and responding to and/or managing remote or onsite field service maintenance, troubleshooting and support calls.

These activities generate revenue through bundled-solution sales; consulting services, experience design, content development and production, software development, engineering, implementation, and field services; software subscription license fees; and maintenance and support services related to our software, managed systems and solutions.

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

We believe that the adoption and evolution of digital marketing technology solutions will increase substantially in years to come in the industries in which we currently focus and in others; however, adoption has not yet accelerated to the extent we expected, in part due to delays in capital expenditures from our current and potential customer base as a result of the COVID-19 pandemic. We also believe that adoption of our solutions depends not only upon the services and solutions that we provide but also upon the cost of hardware used to process and display content. While the costs of hardware configurations and software media players have historically decreased and we believe they will continue to do so at an accelerating rate, flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another key component of our business strategy, given the evolving dynamics of the industry in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration, and financing of acquisitions. We believe that the COVID-19 pandemic has adversely affected our smaller competitors, and as a result, there may exist acquisition opportunities in the future.We also believe that, based on the foregoing, we can successfully serve as a consolidator of multiple business and technology platforms serving similar markets.

In addition to our historical product offerings and solutions, in April 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the “Thermal Mirror” with our partner, InReality, LLC for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. The Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality compared to our historical products and services. The product also uses hardware and technologies that have not been used with our other customers. Throughout 2020, the Company and InReality continued to develop incremental use cases and subsequently launched a suite of Safe Space Solutions products addressing this market, each of which operate consistently with our primary business model in that they represent a sale of hardware and a SaaS-based subscription license services contract.

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

We originally incorporated and organized as a Minnesota corporation under the name “Wireless Ronin Technologies, Inc.” in March 2003. Our business initially focused on the provision of expertise in digital media marketing solutions to customers, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the assets and business of Broadcast International, Inc., a Utah corporation and public registrant, through a merger transaction that was effective as of August 1, 2014. Then on August 20, 2014, we consummated a merger transaction with Creative Realities, LLC, a privately owned Delaware limited liability company, in which we issued a majority of our issued and outstanding shares of common stock. In that merger transaction, we acquired the interactive marketing technology business of Creative Realities that we currently operate. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the assets and business of ConeXus World Global, LLC, a privately-owned Kentucky limited liability company for which we issued preferred and common stock. In that merger transaction, we acquired the systems integration and marketing technology business of ConeXus World that we currently operate. On May 23, 2016, we dissolved Broadcast International, Inc. On November 20, 2018, we acquired Allure Global Solutions, Inc. (“Allure”), an enterprise software development company (as further described below).

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

Our Markets

We currently market and sell our marketing technology solutions through our direct sales force, inside sales team, and word-of-mouth referrals from existing customers. Select strategic partnerships and lead generation programs also drive business to the Company through targeted business development initiatives. We market to companies that seek digital marketing solutions across multiple connected devices and who specifically seek or could benefit from enhancements to the customer experience offered in their stores, venues, brands or organizations. In addition to our direct sales force, we market our Safe Space Solutions suite of products through a network of distribution and reseller partners through which we have expanded our market presence and reach. Distributors operate on either a consignment or direct drop ship approach and no revenue is recognized until a sale is made and product is delivered.

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

Seasonality

A portion of our customer activity is influenced by seasonal effects related to traditional end of calendar year peak retail sales periods, traditional spring stadium/venue opening seasons, and certain other factors that arise from our target customer base. Nevertheless, our revenues can be materially affected by the launch of new markets, the timing of production rollouts, and other factors, any of which have the ability to reduce or outweigh certain seasonal effects.

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in part because of new construction and remodeling activities of pre-existing retail, convenience store, stadium and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

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

Our Thermal Mirror and other Safe Space Solutions products are utilized by employers, in part, to evaluate the temperature of their respective employees or guests to their facilities. Consequently, regulations from the U.S. Food and Drug Administration, as well as state regulations related to consumer and employee privacy rights, may apply to the sale and use of such devices within the United States. Similarly, because the devices are sold in Canada, regulations related to consumer and employee privacy in provinces where such regulations exist may apply to the sale and use of such devices in those provinces in Canada. Presently, we do not believe that any such legislation or proposed legislation will have a materially adverse impact on our business.

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are multiple individual competitors who offer pieces of our solutions. These include digital signage software companies such as Stratacache, Four Winds Interactive, and Reflect Systems; marketing services companies such as Sapient Nitro or digital signage systems integrators such as SageNet. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital marketing technology and solutions, brand awareness, and proprietary processes are the primary factors affecting our competitive position.

Major Customers

We had two (2) and one (1) customer(s) that accounted for 27.8% and 18.5% of revenue for the years ended December 31, 2020 and 2019, respectively.

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

For the years ended December 31, 2020 and 2019, we had sales of $1,058 (6.1% of consolidated sales) and $1,103 (3.5% of consolidated sales), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

Territories

We sell products and services primarily throughout North America.

Employees

We have approximately 75 employees as of March 8, 2021. We do not have any employees that operate under collective-bargaining agreements.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

The ongoing COVID-19 pandemic has had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

The ongoing COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations.

For example, for the year ended December 31, 2020, our revenue declined by $14,141, or 45%, versus the year ended December 31, 2019, as compared to a four-year average revenue growth rate of 29.1% from 2015 to 2019, and represented the first revenue reduction for the Company since its merger with ConeXus World Global, LLC in October 2015. This reduction was driven by a combination of factors, including, but not limited to, a decrease in revenues generated from (1) installation services of $4,962 following a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures as a direct result of the COVID-19 pandemic, (2) management services of $1,186 related to contracts with customers which were partially or permanently closed during the year, and (3) reductions in new customer acquisition, each of which were directly attributable, either in whole or in part, to the COVID-19 pandemic.

While we have seen improved revenue generation and customer activity in the second half of 2020 and first quarter of 2021, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, potentially altering customer demand for our products and services as our customers evaluate the most effective approach to capture consumer demand.

The demand for and pricing of our services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our installation and managed services business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

●	delays in product development or releases, or reductions in manufacturing production and sales of hardware, as a result of inventory shortages, supply chain or labor shortages, or diversion of our efforts and resources to projects related to COVID-19;

●	our inability to recognize revenue, collect payment, or generate future revenue from customers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn;

●	significant volatility and disruption of global financial markets, which could negatively impact our ability to access capital in the future;

●	negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely;

●	illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and

●	increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements.

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us. The persistence of COVID-19, and the preventative measures implemented to help limit the spread of the illness, have impacted, and will continue to impact, our ability to operate our business and may materially and adversely impact our business, financial condition, and results of operations.

The launch of our new Safe Space Solutions products may not be successful.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. To date, the Company and InReality continued to develop incremental use cases and subsequently launched a suite of Safe Space Solutions products addressing this market, each of which operate consistently with our primary business model in that they represent a sale of hardware and a SaaS-based subscription license services contract.

While we believe this product and our launch will be successful, there are a number of risks involved in such a launch. First, we are investing significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our existing business or to respond to new opportunities. We also have limited cash and we are spending significant costs in the launch, which may ultimately not be successful. This cash could have been used to support our other proven business lines. We face significant competition from other COVID-19 related workplace safety solutions, and our competitors have more capital resources than we do. The failure to successfully manage these risks in the development and marketing of Safe Space Solutions could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

We have generally incurred losses, and may never become or remain profitable.

Except for the second, third and fourth quarters of 2019, we have incurred historical net losses. As of and for the year-ended December 31, 2020, we had a working capital deficit and negative cash flows from operations. We incurred a net loss for the years ended December 31, 2020 and December 31, 2019. While we have been able to achieve profitability in certain recent periods, it is uncertain whether we will be able to sustain or increase our profitability in successive periods.

We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. Nevertheless, our assessments regarding market size, market share, market acceptance of our products and services and a variety of other factors may prove incorrect. Our future success will depend upon many factors, including factors beyond our control and those that cannot be predicted at this time. The ongoing COVID-19 pandemic has also caused a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures, and it is not known when these opportunities will be revived for the Company, if at all.

Our digital marketing business is evolving in a rapidly changing market, and we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our digital marketing technology and solutions are an evolving business offering and the markets in which we compete are rapidly changing and the evolution has slowed as a result of the COVID-19 pandemic. As a result, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

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

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,835 which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

We may nonetheless be required to raise additional funding through public or private financings, including equity financings, through 2021. We have an “at-the-market” offering in place, pursuant to which we may direct Roth Capital Partners, our sale agent, to sell shares of our common stock to investors in the market, subject to the terms and conditions of a sales agreement. These sales are dilutive to shareholders. Any additional equity financings may also be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

As of March 8, 2021, our largest shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 83.5% of our outstanding debt instruments including a term loan, secured revolving promissory note, and secured special promissory note and has beneficial ownership of approximately 36.2% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties) as of December 31, 2020. Slipstream has also provided us with a continued support letter through March 31, 2022. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

Our largest customers account for a significant portion of our total revenue on a consolidated basis. We had two (2) and one (1) customer(s) that accounted for 27.8% and 18.5% of revenue for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, we had sales of $1,058 (6.1% of consolidated sales) and $1,103 (3.5% of consolidated sales), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, operating results and financial condition.

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

It is common for our current and prospective customers to take a long time to evaluate our products, most especially during economic downturns that affect our customers’ businesses, including as a result of the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

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

The platform architecture, data tracking technology and integration layers underlying our proprietary platforms, our contract administration, procurement, timekeeping, content and network management, network services, device management, virtualized services, software automation and other tools, and back-end services are complex and include specially developed software and code. This software and code are developed internally, licensed from third parties, or integrated by in-house personnel and third parties. Any of the system architecture, system administration, integration layers, software or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. Consequently, our systems could experience performance failure, or we may be unable to scale our systems, which may:

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include our:

●	Rick Mills, our Chief Executive Officer;

●	Will Logan, our Chief Financial Officer; and

●	Mike McKim, our Vice President of Operations

If we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages, especially in light of the compensation reductions that we implemented in connection with the COVID-19 pandemic.

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

Our revenues in any quarter depend substantially upon contracts signed and the related shipment and installation or delivery of hardware and software products in that quarter. It is therefore difficult for us to accurately predict revenues and this difficulty also will affect the Company. It is difficult to forecast the timing of large individual hardware and software sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with our products that could result in the deferral of some or all of the revenue to future periods.

Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated or not at all. If we receive any significant cancellation or deferral of customer orders, or it is unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for the Company to predict quarterly results in the future, and could negatively impact our business, operating results and financial condition for an indefinite period of time.

Our largest shareholder possesses controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our largest shareholder, Slipstream Communications, LLC, has beneficial ownership of 6,726,350 shares of common stock, including common shares that are beneficially owned by its affiliate Slipstream Funding, LLC. In addition, the Company may pay off certain of its outstanding principal and interest owed to Slipstream Communications, LLC in shares of its common stock, which would increase the number of shares beneficially owned by Slipstream Communications. These shares represent beneficial ownership of approximately 36.2% of our common stock (on an as-converted basis including conversion of outstanding warrants) as of March 7, 2021. As a result, Slipstream Communications, LLC has significant influence on our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This stockholder position could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated ownership will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

Our pending disputes arising out of our Allure acquisition may harm our financial condition and results of operations.

We acquired the capital stock of Allure in 2018 from Christie Digital Systems. We are currently engaged in a dispute involving Allure and its legacy customer based upon alleged deficient products and services provided by Allure prior to our acquisition. The alleged claim seeks $3,200 from us in damages that, if successful, would materially adversely affect our business. We have also tendered an indemnity claim against Christie Digital Systems for the claimed damages in such dispute, and have alleged additional damages related to the Allure acquisition. In connection with our claims against Christie Digital, we asserted an offset right and have not paid to Christie Digital Systems the $1,637 outstanding principal or accrued interest under a promissory note that matured on February 20, 2020. Christie Digital Systems disputes our ability to exercise such offset right. At this time, there is no guarantee that we will prevail on any matter. Our required payment of the foregoing amounts would have a material adverse effect on our cash flow and operations.

General Risk Factors

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

In addition, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of the COVID-19 respiratory illness. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, our ability to collect against existing trade receivables and our operating results. Specifically, such event may cause us, our customers or suppliers to temporarily suspend operations in the affected city or country, and customers may suspend or terminate capital improvements including in-store digital deployments or refresh projects, all of which may have a material adverse effect on our business.

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

There may not be an active market for shares of our common stock.

In general, there has been minimal trading volume in our common stock. Small trading volumes would likely make it difficult for our shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

ITEM 2	PROPERTIES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223. There, we have approximately 17,500 square-feet of office space and 6,500 square-feet of warehouse space, which we believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $30 and escalates 1% annually through the end of the lease term in December 2023, should the Company elect to retain the entire space. We restructured this lease during 2020, which allows the Company to right to exit approximately 9,100 square feet of space and reduce the monthly rent expense by $13 per month beginning in July 2021. The restructured lease also provided the Company deferred payment terms of approximately $6 monthly between July 2020 and June 2021. The Consolidated Balance Sheet includes accrued rental payments related to this deferral of $42 as of December 31, 2020.

The corporate phone number is (502) 791-8800.

We also lease office space of approximately 6,000 square feet to support our Canadian operations at a facility located at 4600 Rhodes Drives, Unit 3 & 4, Windsor, Ontario under a lease that expires November 30, 2025 and with a monthly rental, inclusive of CAMS and related realty taxes, of $9 CAD per month.

We also lease office space of approximately 900 square feet to support our Atlanta operations at a facility known as Northridge Center II and having as its street address at 365 Northridge Road, Atlanta, GA 30350. This property is under lease until September 30, 2021 with a monthly rental of $2.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller (Christie Digital Systems, Inc.) for breach of contract, indemnification, and fraudulent misrepresentation under the Purchase Agreement executed in connection with our acquisition of Allure. This demand includes a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. In December 2020, the parties entered a pre-arbitration mediation process in an effort to settle the litigation, which remains ongoing as of the date of this report. We continue to assert the offset right under the Purchase Agreement and Amended and Reseller Note.

Information regarding legal proceeding can be found in Note 9 Commitments and Contingencies to the Company’s Consolidated Financial Statements.

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

Shareholders

As of March 8, 2021, we had 344 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day volume weighted average price (“VWAP”)) as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

The New Term Loan requires no principal payments until the Maturity Date, and interest payments are payable on the first day of each month until the Maturity Date. All interest payments owed prior to October 1, 2021 are payable as PIK payments, or increases to the principal balance only.

The Line of Credit and Convertible Loan require payments of accrued interest payable on the first day of each month through April 1, 2022. All such interest payments made prior to October 1, 2021 are payable as PIK payments, or increases to the principal balances under the Line of Credit and Convertible Loan only. No principal payments are owed under the Line of Credit or Convertible Loan until April 1, 2022, at which time all principal and interest on each of the Line of Credit and Convertible Loan will be paid in monthly installments until the Maturity Date to fully amortize outstanding principal by the Maturity Date.

All payments of interest (other than PIK payments) and principal on the Line of Credit and Convertible Loan may be paid, in the Borrowers’ sole discretion, in shares of the Company’s Common Stock (the “Payment Shares,” and together with the Disbursed Escrow Conversion Shares, the “Shares”). The Payment Shares will be valued on a per-Share basis at 70% of the VWAP of the Company’s shares of common stock as reported on the Nasdaq Capital Market for the 10 trading days immediately prior to the date such payment is due; provided that the Payment Shares shall not be valued below $0.50 per Share (the “Share Price”).

The Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%.

The Borrowers covenant to, within 30 days of the signing of the Credit Agreement, file a preliminary proxy statement with the SEC to procure an approval of the transactions contemplated herein from its majority stockholders for purposes of complying with Nasdaq Marketplace Rule 5635(b), (c) and (d). The Borrowers will thereafter use their commercially reasonable efforts to file a definitive proxy statement to cause to be held a shareholder meeting for such approval.

The Borrowers will use their reasonable best efforts to have declared effective within 45 days of signing of the Credit Agreement (“Effectiveness Date”) a registration statement on Form S-3 covering the resale of the Disbursed Escrow Conversion Shares and the Payment Shares.

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

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to a broad range of companies, individual brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies across approximately fifteen (15) vertical markets, as well as the related media management and distribution software platforms and networks, device and content management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems; content creation, production and scheduling programs and systems; a comprehensive series of recurring maintenance, support, and field service offerings; interactive digital shopping assistants, advisors and kiosks; and, other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

Our main operations are conducted directly through Creative Realities, Inc. and our wholly owned subsidiary Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries are effectively dormant: Creative Realities, LLC, a Delaware limited liability company, ConeXus World Global, LLC, a Kentucky limited liability company, and Allure Global Solutions, Inc., a Georgia corporation.

We generate revenue by:

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

COVID-19 Pandemic

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

As a result of the COVID-19 pandemic, we experienced rapid and immediate deterioration in our business in each of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States has resulted in materially reduced demand for our services by our customers, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our theater, sports arena and large entertainment markets. The reduced demand has resulted in customer orders being delayed. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, resulting in a non-cash impairment loss of $10,646 recording during the period, and reduced liquidity as described below.

While we are experiencing an intense curtail in current customer demand, our long-term outlook for the digital signage industry remains strong. We believe that the digital signage industry will experience rapid consolidation, adding scale and enhancing profitability to those companies that emerge as the enterprise-level providers within our industry after the COVID-19 pandemic and consolidations. We believe that one byproduct of the COVID-19 pandemic may be the acceleration of industry consolidation as smaller providers may be unwilling or unable to continue business over the course of 2021.

Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our future results of operations, cash flows, or financial condition at this time.

See “Employee Related Expenses” within Note 9 Commitments and Contingencies for a discussion of the Company’s cost-control measures, including employment compensation reductions designed to achieve preliminary cost savings in light of the significant economic uncertainty caused by the COVID-19 pandemic.

Safe Space Solutions

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Throughout the course of the remainder of 2020, the Company and InReality have continued to develop incremental use cases and have launched a suite of Safe Space Solutions products addressing this market, each of which operate consistently with our primary business model in that they represent a sale of hardware and a SaaS-based subscription license services contract.

Although we believe these products and our launch will be successful, there are a number of risks involved in such launch, including investing significant time and resources in the launch, which may ultimately not be successful. While market response has been encouraging, we may not ultimately recover our investment into the launch of these products.

At-the-market offering

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

Through March 8, 2021, the Company received gross proceeds under the Agreement of $1,831 from the issuance of 1,034,068 shares of our Common Stock, and paid an aggregate of $53 to Roth in commissions, yielding net proceeds of $1,778 after commissions, and net proceeds of $1,636 after other offering-related expenses.

Registered Direct Offering

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,835, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

Amended and Restated Credit Agreement

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year. See Note 8 Loans Payable for additional information with respect to the Credit Agreement.

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

Revenue Recognition

We recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the identified performance obligations

●	Recognize revenue when, or as, we satisfy our performance obligations

See Note 2 Summary of Significant Accounting Policies and Note 4 Revenue Recognition in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our revenue recognition policies.

Allowance for Doubtful Accounts

We have not made any material changes in the accounting methodology we use to measure the estimated liability for doubtful accounts during the past two fiscal years. The Company’s methodology for calculating the allowance for doubtful accounts consists of (1) reserving for specific receivables which (a) are known to be facing serious financial problems, (b) have a trade dispute with the Company, or (c) are significantly aged and/or unresponsive, and (2) a general reserve for unaged accounts receivable based on a percentage of revenue each period. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for doubtful accounts. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

In addition, our market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if our market capitalization falls below its book value. If this situation occurs, we perform the required detailed analysis to determine if there is impairment.

During the first quarter of 2020, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic during the three months ended March 31, 2020 indicated that an impairment loss may have been incurred during the period. We qualitatively assessed and concluded that it was more likely than not that goodwill was impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our updated projections that were subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of impact to our business and our alliance partners from the COVID-19 pandemic, (2) current discount rates, (3) the reduction in our market capitalization, (4) changes to the regulatory environment and (5) the nature and amount of government support that will be provided. As a result of this qualitative assessment, we concluded that indicators of impairment were present. The subsequent quantitative interim impairment assessment of our goodwill as of March 31, 2020 resulted in recording an impairment of $10,646 as of March 31, 2020. No additional impairment was recorded during the remainder of 2020, including as a result of our annual assessment completed as of September 30, 2020.

We have not made any material changes in our reporting units or the accounting methodology we used to assess impairment of goodwill since September 30, 2020. The valuation of goodwill is subject to a high degree of judgment, uncertainty and complexity. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

There were no indicators of impairment identified in or recorded for the year ended December 31, 2019.

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

As of December 31, 2020, a full valuation allowance is recorded against our deferred tax. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Year Ended December 31,		Change
	2020	2019		%
Sales	$17,457	$31,598	$(14,141)	-45%
Cost of sales	9,336	17,859	(8,523)	-48%
Gross profit	8,121	13,739	-5,618	-41%
Sales and marketing expenses	1,676	2,344	(668)	-28%
Research and development expenses	1,083	1,413	(330)	-23%
General and administrative expenses	9,293	9,092	201	2%
Depreciation and amortization expense	1,474	1,250	224	18%
Lease termination expense	18	-	18	100%
Loss on disposal of assets	13	-	13	100%
Goodwill impairment	10,646	-	10,646	100%
Earnout liability	-	(250)	250	-100%
Total operating expenses	24,203	13,849	10,354	75%
Operating loss	(16,082)	(110)	(15,959)	14,508%
Other income/(expenses):
Interest expense	(1,023)	(831)	(192)	23%
Change in fair value of warrant liability	-	21	(21)	-100%
Gain on settlement of debt	209	2,046	(1,837)	-90%
Loss on fair value of debt	(93)	-	(93)	-100%
Other income/(expense)	(13)	5	(18)	-360%
Total other income/(expense)	(920)	1,241	(2,174)	-175%
Net income/(loss) before income taxes	(17,002)	1,131	(18,133)	-1,603%
Income tax benefit/(expense)	158	(93)	251	-270%
Net income/(loss)	(16,844)	$1,038	(17,882)	-1,723%

Sales

Sales decreased by $14,141, or 45% in 2020 compared to the same period in 2019 driven by reductions in (1) installation services of $4,962 following a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures as a direct result of the COVID-19 pandemic, (2) software development services of $8,754 which included nonrecurrence of approximately $7,937 of 2019 revenue related to software development and licensing arrangements, and (3) management services of $1,186 related to contracts with customers which were partially or permanently closed during the year. Reductions in year over year core digital signage business were partially offset by $3,535 of revenue generated from our Safe Space Solutions products and services during the year ended December 31, 2020 following launch of the suite of products at the end of April 2020.

Gross Profit

Gross profit decreased $5,618 in absolute dollars to $8,121 in 2020 from $13,739 in 2019, or 41% driven by reductions in revenue which were partially offset by an increase in gross margin to 46.5% in 2020 from 43.5% in 2019. The increase in gross margin relates to the sales of Safe Space Solutions products and a higher percentage of managed services revenue to consolidated revenue.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $668, or 28%, for the year ended December 31, 2020 as compared to the same period in 2019 driven by a $662 reduction in personnel costs as the result of reduced headcount and salary reductions in March 2020, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate that our sales and marketing expenses will continue to be significantly lower than those incurred in 2019 as trade shows and industry events planned for throughout 2021 have been suspended, delayed, or completely cancelled. We further anticipate our sales personnel will continue to incur reduced travel costs during the extended pandemic period and utilize virtual meeting technology more commonly moving forward.

Research and Development Expenses

Research and development expenses decreased by $330, or 23%, for the year ended December 31, 2020 as compared to the same period in 2019 as the result of a reduction in personnel costs during the period following reduced headcount and salary reductions in March 2020.

General and Administrative Expenses

Total general and administrative expenses increased by $201, or 2%, for the year ended December 31, 2020 as compared to the same period in 2019 from $9,092 to $9,293. Personnel costs, including salaries, benefits, and travel-related expenses, decreased by $1,109 in 2020, partially offset by an increase in stock compensation amortization expense of $273 related to incremental employee and directors’ awards during 2020 which are being amortized over the thirty-six (36) month vesting period based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020. The reductions in personnel costs were offset by increases in (1) incremental reserve for bad debts of $616 primarily driven by a customer bankruptcy, (2) legal and deal costs of approximately $500 related to our offering process and ongoing litigation efforts discussed in Note 9 Commitments and Contingencies to the Consolidated Financial Statements, and (3) insurance costs, including director and officer related coverage which is experiencing significant tightening in the most recent twenty-four months.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $224, or 18%, for the year ended December 31, 2020 as compared to the same period in 2019 driven by a combination of an increased intangible asset base and increased capitalized costs related to the continued development of our software products since the acquisition of Allure.

Lease Termination Expense

On December 31, 2020, we exited our office facilities located in Dallas, TX. In ceasing use of these facilities, we recorded a one-time non-cash charge of $18. There were no such lease terminations during 2019.

Goodwill impairment

See Note 7 Intangible Assets, Including Goodwill to the Consolidated Financial Statements for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded.

Gain on Earnout Liability

The Company completed an updated fair value analysis at December 31, 2019 of the contingent consideration earnout liability initially recorded at $250 in the opening balance sheet at the time of the Allure Acquisition on November 20, 2018. As a result of that analysis, the Company concluded the fair value of the liability was $0, resulting in a gain of $250 in 2019.

Interest Expense

See Note 8 Loans Payable to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Warrant Liability

All of the Company’s outstanding warrants classified as liabilities expired during 2019. See Note 5 Fair Value Measurement to the Consolidated Financial Statements for a discussion of the Company’s non-cash change in Warrant Liability.

Gain on Settlement of Obligations

During the year ended December 31, 2020, the Company settled and/or wrote off obligations of $348 for aggregate cash payments of $139 and recognized a gain of $209 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

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

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30	March 31,
Quarters ended	2020	2020	2020	2020	2020
GAAP net loss	$(16,844)	$(617)	$(585)	$(2,459)	$(13,183)
Interest expense:
Amortization of debt discount	339	85	85	84	85
Other interest, net	683	186	179	176	142
Depreciation/amortization:
Amortization of intangible assets	617	139	161	158	159
Amortization of finance lease assets	20	3	5	5	7
Amortization of share-based awards	617	250	248	100	19
Depreciation of property, equipment & software	837	209	212	216	200
Income tax expense/(benefit)	(158)	(6)	(1)	4	(155)
EBITDA	$(13,889)	249	$304	$(1,716)	$(12,726)
Adjustments
Change in fair value of Special Loan	93	(609)	-	551	151
Gain on settlement of obligations	(209)	(54)	(114)	(1)	(40)
Loss on disposal of assets	13	-	13	-	-
Loss on lease termination	18	18	-	-	-
Loss on goodwill impairment	10,646	-	-	-	10,646
Stock-based compensation – Director grants	102	27	25	19	31
Adjusted EBITDA	$(3,226)	(369)	$228	$(1,147)	$(1,938)

		Quarters ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2019
GAAP net income/(loss)	$1,038	$563	$242	$417	$(184)
Interest expense:
Amortization of debt discount	524	105	105	158	156
Other interest, net	306	109	94	55	48
Depreciation/amortization	1,250	378	278	308	286
Income tax expense/(benefit)	93	128	51	(107)	21
EBITDA	$3,211	$1,283	$770	$831	$327
Adjustments
Change in warrant liability	(21)	-	-	(22)	1
Gain on settlement of obligations	(2,051)	(1,632)	(406)	(6)	(7)
Gain on earnout liability	(250)	(250)	-	-	-
Stock-based compensation	447	52	62	291	42
Adjusted EBITDA	$1,336	$(547)	$426	$1,094	$363

Liquidity and Capital Resources

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2020 and have negative cash flows from operating activities for both periods. As of December 31, 2020, we had cash and cash equivalents of $1,826 and a working capital deficit of $306.

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Air, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven. Accounting for the forgiveness will be recognized in the first quarter of 2021.

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,835, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

On March 7, 2021, the Company and Slipstream entered into an agreement to refinance the Company’s Loan and Security Agreement, including (1) the extension of all maturity dates therein to March 31, 2023, (2) the conversion of the Disbursed Escrow Promissory Note into equity, (3) access to an additional $1,000 via a multi-advance line of credit facility, and (4) the removal of the three times liquidation preference with respect to the Company’s Secured Convertible Special Loan Promissory Note.

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of a registered direct offering and remaining availability for incremental offerings under our previously registered Form S-3, (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, and (iv) our operational forecast through 2021, we can continue as a going concern through at least March 31, 2022. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2022. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities subsequent to December 31, 2020.

Operating Activities

The cash flows used in operating activities were $3,530 and $970 for the years ended December 31, 2020 and 2019, respectively. The majority of the cash consumed by operations for both periods was attributed to our net losses. For the years ended December 31, 2020 and 2019, our net loss was $17,053 and $1,008 when adjusted for gain on settlements of obligations, respectively. The cash flows used in operating activities were further driven by the Company’s increase in inventory on hand as a result of the launch of our Safe Space Solutions product suite, partially offset by non-cash charges of $93, $2,531, and $10,646 related to (1) fair value of our Special Loan, (2) depreciation and amortization expenses, and (3) impairment charge related to goodwill, respectively, combined with an increase of $613 in our allowance for doubtful accounts primarily as a result of a customer bankruptcy.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020 was $657 as compared to $687 for the same period in 2019. Uses of cash in the current and prior period relate primarily to internal and external costs associated with software development. We currently do not have any material commitments for capital expenditures as of December 31, 2020, nor do we anticipate any significantly expanding our expenditures for investing in 2021.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2020 and 2019 was $3,479 and $1,473, respectively. The increase was driven by our receipt of a PPP Loan of $1,552 and proceeds from our at-the-market offering of $1,832, partially offset by no debt proceeds during the year.

Off-Balance Sheet Arrangements

During the year ended December 31, 2020, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Credit Agreement

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day volume weighted average price (“VWAP”)) as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

The New Term Loan requires no principal payments until the Maturity Date, and interest payments are payable on the first day of each month until the Maturity Date. All interest payments owed prior to October 1, 2021 are payable as PIK payments, or increases to the principal balance only.

The Line of Credit and Convertible Loan require payments of accrued interest payable on the first day of each month through April 1, 2022. All such interest payments made prior to October 1, 2021 are payable as PIK payments, or increases to the principal balances under the Line of Credit and Convertible Loan only. No principal payments are owed under the Line of Credit or Convertible Loan until April 1, 2022, at which time all principal and interest on each of the Line of Credit and Convertible Loan will be paid in monthly installments until the Maturity Date to fully amortize outstanding principal by the Maturity Date.

All payments of interest (other than PIK payments) and principal on the Line of Credit and Convertible Loan may be paid, in the Borrowers’ sole discretion, in shares of the Company’s Common Stock (the “Payment Shares,” and together with the Disbursed Escrow Conversion Shares, the “Shares”). The Payment Shares will be valued on a per-Share basis at 70% of the VWAP of the Company’s shares of common stock as reported on the Nasdaq Capital Market for the 10 trading days immediately prior to the date such payment is due; provided that the Payment Shares shall not be valued below $0.50 per Share (the “Share Price”).

The Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%.

The Borrowers covenant to, within 30 days of the signing of the Credit Agreement, file a preliminary proxy statement with the SEC to procure an approval of the transactions contemplated herein from its majority stockholders for purposes of complying with Nasdaq Marketplace Rule 5635(b), (c) and (d). The Borrowers will thereafter use their commercially reasonable efforts to file a definitive proxy statement to cause to be held a shareholder meeting for such approval.

The Borrowers will use their reasonable best efforts to have declared effective within 45 days of signing of the Credit Agreement (“Effectiveness Date”) a registration statement on Form S-3 covering the resale of the Disbursed Escrow Conversion Shares and the Payment Shares.

Earnings Release

On March 9, 2021, the Company issued a press release announcing its financial condition and results of operations for the three months and year ended December 31, 2020. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 9B in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On March 14, 2020, Joseph M. Manko, Jr. resigned as a member of the Company’s Board of Directors, effective March 15, 2020. Following the resignation, the Board approved a reduction in the size of the Board of Directors to five directors.

Our Board of Directors consists of Dennis McGill (Chairman), Richard Mills (CEO), David Bell, Donald Harris, and Stephen Nesbit.

The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Dennis McGill	72	Director (Chairman)
David Bell	77	Director
Donald A. Harris	68	Director
Richard Mills	65	Chief Executive Officer and Director
Stephen Nesbit	69	Director
Will Logan	36	Chief Financial Officer

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

The Board of Directors has determined that there are presently three “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, and Nesbit.

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

Board Committees

Our Board of Directors has created a standing Compensation Committee and Audit Committee. Messrs. Nesbit, Harris, and Bell serve on the Compensation Committee. Messrs. Bell, Harris and Nesbit serve on the Audit Committee. In the case of the Compensation Committee, Mr. Nesbit serves as chair, and in the case of the Audit Committee, Mr. Bell serves as chair. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above. Mr. Bell, Mr. Harris and Mr. Nesbit qualify as “independent” member of the board as described above. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements.

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

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2020 and 2019 (table and footnotes in whole dollars):

Name and Principal Position (a)	Years	Salary ($)(b)	Bonus ($)(c)	Stock Awards ($) (d)	Option Awards ($) (e)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Richard Mills	2020	277,962	-	-	897,600	-	-	1,175,562
Chief Executive Officer and Director	2019	330,000	150,000	77,668	-	-	9,481	567,149

Will Logan	2020	209,735	-	-	448,800	-	-	658,535
Chief Financial Officer	2019	189,000	25,000	-	-	-	5,430	219,430

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Logan joined the Company effective November 2017.

(b)	Effective March 19, 2020 and in response to state and local authorities forcing many businesses to temporarily reduce or cease operations to slow the spread of the COVID-19 pandemic, the Company’s Board of Directors approved a six-month reduction of the salaries of the Chief Executive Officer and Chief Financial Officer by twenty percent (20%), thereby reducing the salaries payable to such officers in 2020 to $297,000 and $224,100, respectively. The salary reductions remain in-force as of the date of this report, resulting in actual salaries to $277,962 and $209,735, respectively.

(c)	On November 6, 2019, the Board approved payment of a $150 cash bonus to Mr. Mills for his significant contributions to the Company’s performance in 2018. $100 was paid during December 2019 and $50 was recorded in accrued expenses as of December 31, 2019 and paid in January 2020.

(d)	Represents the grant date fair value based on the Black-Scholes value determined as of September 20, 2018, the grant dates.

(e)	There were two tranches of stock options issued to Mr. Mills and Mr. Logan during the year. 50% of the stock options awarded become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. The values included in the table above represent the number of shares awarded to Mr. Mills (480,000) and Mr. Logan (240,000) multiplied by the grant date fair value of the awards as of the grant date. These calculations exclude any value associated with an equal number of performance restricted stock options issued to both Mr. Mills and Mr. Logan which become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023, subject to satisfying the Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. No value was associated with these awards as of the grant date as the performance metrics had not been deemed to be achieved. The revenue and EBITDA targets for the following years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$32 million	$2.2 million
2021	$35 million	$3.1 million
2022	$38 million	$3.5 million

In addition to the employee stock option plan approved by the Board of Directors in May 2020, the Board of Directors also approved an employee bonus plan pursuant to which certain officers and other employees of the Company would be granted incentive compensation in the form of cash bonuses. In each of the calendar years 2020, 2021 and 2022, Mr. Mills was provided a target bonus of $165, or 50% of his base salary, and Mr. Logan was provided a target bonus of $62, or 25% of his base salary, subject to satisfying the same Company revenue and EBITDA targets for the applicable year on which vesting of performance-based share compensation were set. The Company targets for calendar year 2020 were not met and there was no impact on the Company’s financial statements of those awards during 2020.

The material terms of employment agreements and payments to be made upon a change in control are discussed below, in the narrative following “Employment Agreements.”

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the Company’s defined contribution 401(k) retirement plan. Employees may contribute pretax compensation to the plan in accordance with current maximum contribution levels proscribed by the Internal Revenue Service. Beginning on April 1, 2018 but suspended indefinitely as of March 19, 2020, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

Richard Mills Employment Agreement

We employ Richard Mills as our Chief Executive Officer. Mr. Mills’ employment agreement was initially effective for a two-year term, which automatically renews for additional one-year periods unless either we or Mr. Mills elects not to extend the term. The agreement provided for an initial annual base salary of $270 subject to annual increases but generally not subject to decreases. Mr. Mills’ current annual base salary is $330, but since March 19, 2020 has been reduced by twenty percent (20%) as a result of actions implemented by the Company’s Board of Directors in response to the COVID-19 pandemic. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for our senior executives. Mr. Mills will participate in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Mills’ employment, Mr. Mills will be entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment (the current term of Mr. Mills’ employment is beyond the one-year anniversary), the severance amount increases to 12 months of then-current base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Will Logan Employment Arrangement

Will Logan, the Company’s Chief Financial Officer, has an at-will employment arrangement with the Company. Mr. Logan’s current annual base salary is $249, but since March 19, 2020 has been reduced by twenty percent (20%) as a result of actions implemented by the Company’s Board of Directors in response to the COVID-19 pandemic. Mr. Logan participates in our employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements, and also received the stock options discussed under “Outstanding Equity Awards at Fiscal Year-End” below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2020:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Richard Mills	-	(c)	480,000	(a)	$2.53	6/1/2030	-	-
	-	(d)	480,000	(b)	$2.53	6/1/2030	-	-

Will Logan	14,375	(a)	4,792	(c)	$8.70	11/6/2027	-	-
	8,334	(b)	8,333	(d)	$7.50	9/20/2028	-	-
	-	(c)	240,000	(a)	$2.53	6/1/2030	-	-
	-	(d)	240,000	(b)	$2.53	6/1/2030	-	-

(a)	These stock options become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023.

(b)

These stock options become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023, subject to satisfying the Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the following years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$32 million	$2.2 million
2021	$35 million	$3.1 million
2022	$38 million	$3.5 million

(c)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on November 6 annually, beginning in 2018 and ending in 2021.

(d)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on September 20 annually, beginning in 2019 and ending in 2020.

Director Compensation

On March 13, 2019, the Company’s Board of Directors approved a plan to compensate non-officer directors for their service to the Company in the amount of $25 per year, beginning April 1, 2019, to be issued in either cash or restricted stock vesting immediately upon issuance. Shares of restricted stock are to be issued quarterly in arrears for service the preceding quarter for a value of $6 per director, with the number of shares issued based on the most recent close price of the Company’s common stock at the end of the previous calendar quarter.

During 2020, non-employee directors were issued a total of 20,997 shares, with the exception of Mr. Manko, who was issued a total of 4,085 shares for his service for the three months ended March 31, 2020 prior to his exit from the Board. During 2019, non-employee directors were issued a total of 31,760 shares. The table below sets forth the compensation paid to our non-employee directors during 2020:

Director Compensation (table and footnotes in whole dollars)
Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Dennis McGill	–	26,051	(2)	–	–	–	55,000	(4)	81,051
David Bell	–	26,051	(2)	–	–	–	–		26,051
Donald A. Harris	–	26,051	(2)	–	–	–	–		26,051
Joseph Manko Jr.(1)	–	7,108	(2)	–	–	–	–		7,108
Stephen Nesbit	–	26,051	(2)	–	–	–	–		26,051

(1)	Mr. Manko resigned from the Board of Directors effective March 15, 2020.
(2)	Each director was awarded shares for service having an aggregate value of $6,250 on a quarterly basis in arrears for services completed during the immediately preceding quarter. Value represents the share aggregate value of shares issued on the date of issuance.
(4)	Under a Consulting Agreement (described below), Mr. McGill receives compensation of $5,000 per month.

Consulting Agreement

On November 7, 2019, the Company and Dennis McGill executed a Consulting Agreement (the “Consulting Agreement”). The term of the Consulting Agreement was one year, and it automatically renews for successive one-year periods. Either party may terminate the Consulting Agreement at any time upon 30 days’ written notice. Under the Consulting Agreement, Mr. McGill will receive compensation of $5 per month in cash in exchange for general business and strategy consulting services to the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 8, 2021, by:

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

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 750 E Main St., Suite 600 Stamford, CT 06902	952,365	7.44%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 750 E Main St., Suite 600 Stamford, CT 06902	6,726,350	36.23%
Stephen Nesbit [4]	32,194	*
Donald A. Harris [5]	140,141	1.17%
Dennis McGill [6]	34,175	*
David Bell [7]	32,194	*
Richard Mills [8]	756,904	6.01%
Will Logan [9]	28,777	*
All current executive officers and directors as a group [10]	1,024,385	7.96%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member, and may deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. See table footnote 3 for further information regarding Slipstream Communications, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC may be deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. Slipstream Communications, LLC (“Slipstream Communications”) is the sole member of Slipstream Funding, LLC (“Slipstream Funding”). BCOM Holdings, LP (“BCOM Holdings”) is the managing member of Slipstream Communications. BCOM GP LLC (“BCOM GP”) is the general partner of BCOM Holdings. Business Services Holdings, LLC (“Business Services Holdings”) is the sole member of BCOM GP. PP IV BSH, LLC (“PP IV BSH”), Pegasus Investors IV, L.P. (“Pegasus Investors”) and Pegasus Partners IV (AIV), L.P. (“Pegasus Partners (AIV)”) are the members of Business Services Holdings. Pegasus Partners IV, L.P. (“Pegasus Partners”) is the sole member of PP IV BSH. Pegasus Investors IV, L.P. (“Pegasus Investors”) is the general partner of each of Pegasus Partners (AIV) and Pegasus Partners and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors GP”) is the general partner of Pegasus Investors. Pegasus Investors GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut. The share figure includes the 952,365 shares of common stock issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 2,449,897 common shares purchasable upon exercise of outstanding warrants issued to and held by Slipstream Communications, LLC.

(4)	Mr. Nesbit is a director of the Company.

(5)	Mr. Harris is a director of the Company. Share figure includes 21,035 shares purchasable upon the exercise of outstanding warrants.

(6)	Mr. McGill is a director of the Company and Chairman of the Board. Share figured includes 8,333 shares purchasable upon the exercise of outstanding options.

(7)	Mr. Bell is a director of the Company.

(8)	Mr. Mills is a director of the Company and Chief Executive Officer.

(9)	Mr. Logan is the Chief Financial Officer of the Company. Share figured includes 22,709 shares purchasable upon the exercise of outstanding options.

(10)	Includes Messrs. McGill, Mills, Bell, Harris, Nesbit and Logan.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2020, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by stockholders	None	(1)	N/A	None
Equity compensation plans not approved by stockholders	2,613,809	(1)	$3.19	3,398,326	(2)

(1)	All shares reflected in the table are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan.

(2)	Reflects number of securities remaining available for issuance under the 2014 Stock Incentive Plan.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Slipstream Financings

On August 17, 2016, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Slipstream. As of March 8, 2021, Slipstream is the holder of 83.5% of our outstanding debt instruments including a term loan, secured revolving promissory note, and secured special promissory note and has beneficial ownership of approximately 36.1% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties).

On November 6, 2019, Slipstream extended the maturity date of the Term Loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of the Term Loan and Secured Revolving Promissory Note with the Secured Disbursed Escrow Promissory Note.

On December 30, 2019, we entered into the Special Loan as part of the Seventh Amendment under which we obtained $2,000, with interest thereon at 8% per annum payable 6% in cash and 2% via the issuance of SLPIK interest, provided however that upon occurrence of an event of default the interest rate shall automatically be increased by 6% per annum payable in cash. The entry into the Seventh Amendment adjusted the interest rate on the Term Loan and Revolving Loan to 8% per annum, provided, however, at all times when the aggregate outstanding principal amount of the Term Loan and the Revolving Loan exceeds $4,100 then the Loan Rate shall be 10%, of which eight percent 8% shall be payable in cash and 2% shall be paid by the issuance of and treated as additional PIK.

Upon the earlier to occur of an Event of Default or October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of the Company (“New Preferred”) having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by the Company and Slipstream, the New Preferred shall:

●	be the most senior equity security of the Company, including with respect to the payment of dividends and other distributions;

●	be on substantially the same terms and conditions as the Company’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;

●	not be subject to a right of redemption upon the part of a holder thereof;

●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;

●	have a Stated Value that is an amount mutually agreed by the Company and Slipstream at the time of issuance;

●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of the Company’s common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and

●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

On April 1, 2020, we entered into an Eighth Amendment to Loan and Security Agreement (the “Eighth Amendment”) with Slipstream to amend the terms of the payments and interest accruing on the Term Loan, Secured Revolving Promissory Note, and Special Loan. The Eighth Amendment increased the interest rates of these loans from 8% to 10%, effective April 1, 2020. Until January 1, 2021, rather than cash payments of accrued interest under the term and revolving loans, interest will be paid by the issuance of and treated as additional principal thereunder. Commencing January 2, 2021, such interest will be payable in cash. Interest on the special loan will no longer be paid in cash, but by the issuance of and treated as additional principal thereunder.

On February 28, 2021, January 31, 2021, December 31, 2020, November 30, 2020, and September 29, 2020, the Company entered into several amendments to Loan and Security Agreement with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. Each amendment extended the automatic conversion date of the Special Loan into the defined new class of senior preferred stock of the Company, which was ultimately Amended and Restated in full on March 7, 2021 as discussed further above. The Company paid no fees in exchange for these extensions.

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year. See Note 8 Loans Payable for additional information with respect to the Credit Agreement.

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

For the years ended December 31, 2020 and 2019, we had sales of $1,058 (6.1% of consolidated sales) and $1,103 (3.5% of consolidated sales), respectively, with 33 Degrees. Accounts receivable due from 33 Degrees was $40, or 1.2%, and $1, or 0% of consolidated accounts receivable at December 31, 2020 and December 31, 2019, respectively.

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

The Board of Directors has determined that there are presently four “independent” directors as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, and Nesbit.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following table presents fees for audit and other services provided by Deloitte and Touche LLP for 2020 and by EisnerAmper LLP for 2019. Fees for tax services were provided by Ernst & Young, LLP beginning in the second quarter of 2018 and were provided by Eichen & Dimeglio, CPAs, PC in the first quarter of 2018. Fees to EisnerAmper LLP were as follows:

	2020	2019

Audit fees (a)	$336	$210
Audit related fees (b)	-	-
Tax fees (c)	-	-

	$336	$210

(a)	Audit fees for 2020 and 2019 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, services provided in connection with filing Form S-3 and audit services provided in connection with other regulatory filings.

(b)	There were no audit-related fees.

(c)	There were no tax fees paid to Deloitte and Touche LLP or EisnerAmper LLP. Tax fees to other service providers consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning of $105 and $32 for 2020 and 2019, respectively.

Our Board of Directors pre-approved the audit services rendered by Deloitte and Touche LLP and EisnerAmper, LLP during 2020 and 2019, respectively, and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.

(b)	See “Exhibit Index” on page E-1.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky, on March 9, 2021.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer and Director	March 9, 2021
Richard Mills

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 9, 2021
Will Logan	Principal Accounting Officer)

/s/ Dennis McGill	Chairman of the Board of Directors	March 9, 2021
Dennis McGill

/s/ David Bell	Director	March 9, 2021
David Bell

/s/ Donald Harris	Director	March 9, 2021
Donald Harris

/s/ Steve Nesbit	Director	March 9, 2021
Steve Nesbit

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Realities, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Refer to Note 7 to the Financial Statements

Critical Audit Matter Description

The Company operates as a single reportable segment, operating segment and reporting unit. The Company’s evaluation of goodwill for impairment involves comparing the book value of the reporting unit to its estimated fair value. The Company’s determination of estimated fair value of the reporting unit is based primarily on a discounted cash flow model utilizing the income approach. The Company used the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to the valuation of the reporting unit, including assumptions regarding discount rates, forecasts of future revenue and operating margins, and the long-term growth rate. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. During the quarter ended March 31, 2020, management identified indicators of potential impairment of goodwill related to the impact of the COVID-19 pandemic on the Company’s business. As a result, management performed an interim assessment of potential impairment. Consequently, the Company recorded an impairment charge of approximately $10.6 million during the quarter ended March 31, 2020, reducing the recorded goodwill balance to approximately $7.5 million. The Company’s annual impairment assessment date is September 30. Accordingly, management performed an additional impairment assessment as of September 30, 2020. The estimated fair value of the reporting unit exceeded the carrying value as of September 30, 2020 and, therefore, no additional impairment was recognized.

We identified the valuation of goodwill as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of the reporting unit and the highly sensitive nature of Company’s operations to changes in demand. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and operating margins, and the selection of the long-term growth rate and discount rate for the reporting unit included the following, among others:

●	For both the March 31, 2020 interim assessment and the September 30, 2020 annual assessment, we evaluated the reasonableness of management’s forecasts of revenue and operating margins by comparing the forecasts to (1) historical revenues and operating margins, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst reports for the industry and certain of its peer companies.

●	Specifically, for the September 30, 2020 annual impairment assessment, we compared the Company’s actual performance to the forecasted revenue and operating margin from the March 31, 2020 interim assessment and evaluated the impact of any changes in management’s forecast from the March to September assessments.

●	We evaluated the impact of any changes in management’s forecasted revenue and operating margin from the September 30, 2020 annual assessment to the December 31, 2020 balance sheet date.

●	We evaluated the reasonableness of the long-term growth rate used in the discounted cash flow model by comparing the information used by the Company to third party economic and industry related information.

●	We evaluated the reasonableness of the discounted cash flow valuation methodology.

●	With the assistance of our fair value specialists:

○	We evaluated the discounted cash flow model and performed underlying procedures on the mathematical accuracy of the calculations.

○	We evaluated the reasonableness of the discount rate used in the discounted cash flow model by testing the underlying source information, developing an independent range of estimated discount rates and comparing that range to the discount rate selected by the Company.

/s/ Deloitte & Touche LLP

Louisville, Kentucky

March 9, 2021

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2015 to 2020.

EISNERAMPER LLP

Iselin, New Jersey

March 12, 2020

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,826	$2,534
Accounts receivable, net of allowance for doubtful accounts of $1,230 and $617, respectively	2,302	4,663
Unbilled receivables	41	86
Work-in-process and inventories, net	2,351	379
Prepaids and other current assets	507	320
Total current assets	7,027	7,982
Operating lease right-of-use assets	931	1,728
Property and equipment, net	1,340	1,553
Intangibles, net	3,790	4,407
Goodwill	7,525	18,171
Other assets	5	135
TOTAL ASSETS	$20,618	$33,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,637	$1,637
Short-term related party convertible loans payable, at fair value	-	2,000
Accounts payable	1,661	1,849
Accrued expenses	2,142	2,751
Deferred revenues	764	772
Customer deposits	770	755
Current maturities of operating leases	355	646
Current maturities of financing leases	4	21
Total current liabilities	7,333	10,431
Long-term Payroll Protection Program note payable	1,552
Long-term related party loans payable, net of $168 and $507 discount, respectively	4,436	3,757
Long-term related party convertible loans payable, at fair value	2,270	-
Long-term obligations under operating leases	584	1,100
Long-term obligations under financing leases	-	5
Long-term accrued expenses	108	-
Deferred tax liabilities	-	175
TOTAL LIABILITIES	16,283	15,648

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 10,924 and 9,775 shares issued and outstanding, respectively	109	98
Additional paid-in capital	56,712	54,052
Accumulated deficit	(52,486)	(35,642)
Total shareholders’ equity	4,335	18,508
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,618	$33,976

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2020	2019
Sales
Hardware	$8,991	$8,229
Services and other	8,466	23,369
Total sales	17,457	31,598

Cost of sales
Hardware	6,251	6,245
Services and other	3,085	11,614
Total cost of sales	9,336	17,859
Gross profit	8,121	13,739

Operating expenses:
Sales and marketing	1,676	2,344
Research and development	1,083	1,413
General and administrative	9,293	9,092
Depreciation and amortization	1,474	1,250
Lease termination expense	18	-
Goodwill impairment	10,646	-
Loss on disposal of fixed assets	13	-
Gain on reversal of earnout liability	-	(250)
Total operating expenses	24,203	13,849
Operating loss	(16,082)	(110)

Other income/(expenses):
Interest expense, including amortization of debt discount	(1,023)	(831)
Change in fair value of warrant liability	-	21
Gain on settlement of obligations	209	2,046
Loss on fair value of debt	(93)
Other income/(expense), net	(13)	5
Total other income/(expense)	(920)	1,241
Net income/(loss) before income taxes	(17,002)	1,131
Income tax benefit/(expense)	158	(93)
Net income/(loss)	(16,844)	1,038
Net income/(loss) per common share - basic	$(1.65)	$0.11
Net income/(loss) per common share - diluted	$(1.65)	$0.11
Weighted average shares outstanding - basic	10,195	9,748
Weighted average shares outstanding - diluted	10,195	9,759

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	98	54,052	(35,642)	18,508
Shares issued to directors as compensation	88,073	1	99	-	100
Stock-based compensation	-	-	620	-	620
Shares issued via at-the-market offering	1,034,068	10	1,821	-	1,831
Exercise of warrants	27,600	-	120	-	120
Net loss	-	-	-	(16,844)	(16,844)
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2019	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2018	9,724,826	$97	$53,575	$(36,851)	$16,821
Adjustment due to adoption of ASU 2016-02	-	-	-	171	171
Vesting of performance shares previously granted to CEO	-	-	250	-	250
Shares issued for services	17,960	-	30	-	30
Shares issued to directors as compensation	31,760	1	62	-	63
Stock-based compensation	-	-	135	-	135
Net income	-	-	-	1,038	1,038
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2020	2019
Operating Activities:
Net (loss)/income	$(16,844)	$1,038
Adjustments to reconcile net income/(loss) to be used in operating activities:
Depreciation and amortization	1,474	1,217
Amortization of debt discount	339	524
Stock-based compensation	719	448
Shares issued for services	-	30
Change in warrant liability	-	(21)
Allowance for doubtful accounts	613	253
Non-cash interest expense on related party loans	517	-
Deferred tax (benefit)/expense	(175)	47
Gain on obligation settlement	(209)	(2,046)
Loss on disposal of assets	13	-
Loss on fair value of debt	93	-
Goodwill impairment	10,646	-
Gain on reversal of earnout liability	-	(250)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	1,793	2,319
Inventories	(1,972)	-
Prepaid expenses and other current assets	(187)	1,260
Other assets	130	44
Operating lease right of use asset, net	149	535
Accounts payable and other current payables	3	284
Deferred revenue	(8)	(5,682)
Accrued expenses, net	(502)	1,474
Customer deposits	15	(1,924)
Operating lease liabilities, net	(139)	(517)
Other, net	2	(3)
Net cash used in operating activities	(3,530)	(970)
Investing activities
Proceeds from net working capital settlement	-	210
Purchases/additions of property and equipment and software development	(657)	(897)
Net cash used in investing activities	(657)	(687)
Financing activities
Proceeds from common stock issuance, net of issuance costs	1,831	-
Proceeds from related party loans	-	2,000
Proceeds from Payroll Protection Program loan	1,552	-
Principal payments on finance leases	(24)	(31)
Repayment of seller note	-	(498)
Proceeds from warrant exercise into common stock	120	-
Other financing activities, net	-	2
Net cash provided by financing activities	3,479	1,473
Decrease in Cash and Cash Equivalents	(708)	(184)
Cash and Cash Equivalents, beginning of year	2,534	2,718
Cash and Cash Equivalents, end of year	$1,826	$2,534

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

We produced net income for the year ended December 31, 2019 but incurred a net loss for the year ended December 31, 2020 and have negative cash flows from operating activities for both periods. As of December 31, 2020, we had cash and cash equivalents of $1,826 and a working capital deficit of $306.

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Air, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven. Accounting for the forgiveness will be recognized in the first quarter of 2021.

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,835, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

On March 7, 2021, the Company and Slipstream entered into an agreement to refinance the Company’s Loan and Security Agreement, including (1) the extension of all maturity dates therein to March 31, 2023, (2) the conversion of the Disbursed Escrow Promissory Note into equity, (3) access to an additional $1,000 via a multi-advance line of credit facility, and (4) the removal of the three times liquidation preference with respect to the Company’s Secured Convertible Special Loan Promissory Note.

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of a registered direct offering and remaining availability for incremental offerings under our previously registered Form S-3, (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, and (iv) our operational forecast through 2021, we can continue as a going concern through at least March 31, 2022. However, given our net losses, cash used in operating activities and working capital deficit, we obtained a continued support letter from Slipstream through March 31, 2022. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities subsequent to the year-end date.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Consolidated Financial Statements follows:

1. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for annual financial reporting.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2020	2019
Raw materials, net of reserve of $104 and $134, respectively	$1,920	$200
Inventory on consignment with distributors	208	-
Work-in-process	223	179
Total inventories	$2,351	$379

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,040,709 and 5,046,888 at December 31, 2020 and 2019, respectively were excluded from the computation of income/(loss) per share as all options and warrants were anti-dilutive due to the net loss in 2020 and no options or warrants were in the money for 2019. In calculating diluted earnings per share for the years ended December 31, 2020 and 2019, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Special Loan.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of December 31, 2020 and December 31, 2019.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses an annual measurement date of September 30 (see Note 7 Intangible Assets and Goodwill).

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

Property and equipment consist of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Equipment	$81	$83
Leasehold improvements	135	136
Purchased and developed software	3,167	2,563
Furniture and fixtures	119	102
Other depreciable assets	56	65
Total property and equipment	3,558	2,949
Less: accumulated depreciation and amortization	(2,218)	(1,396)
Net property and equipment	$1,340	$1,553

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned
Equipment	3 – 5 years
Furniture and fixtures	5 years
Purchased and developed software	3 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $837 and $564 for the years ended December 31, 2020 and 2019, respectively.

12. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $603 and $805 for the years ended December 31, 2020 and 2019, respectively. These software development costs include both enhancements and upgrades of our client-based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in property and equipment, net on the Consolidated Balance Sheets.

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2020, we adopted ASU 2018-15 Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which provide guidance on evaluating the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The adoption of this guidance had no material impact on our Consolidated Financial Statements.

On January 1, 2020, we adopted ASU No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removed, modified, and added certain disclosure requirements. The adoption of this guidance had no material impact on our Consolidated Financial Statements.

Not yet adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We continue evaluating the impact of the guidance but anticipate it will have no material effect on our Consolidated Financial Statements.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

 NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2020 and 2019:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Hardware	$8,991	$8,229

Services:
Installation Services	2,537	7,500
Software Development Services	549	9,303
Managed Services	5,380	6,566
Total Services	8,466	23,369

Total Hardware and Services	$17,457	$31,598

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

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are generally 12-36 months in length. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period. Software as a service revenue are classified as “Managed Services” within our disaggregated revenue.

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

The Company previously recorded warrant liabilities that were measured at fair value on a recurring basis using a binomial option pricing model. All of the Company’s outstanding warrants classified as liabilities expired during 2019.

As part of the Allure Acquisition, the Purchase Agreement contemplated additional consideration of $2,000 to be paid by us to Christie Digital Systems, USA (“Seller”) in the event that acquiree revenue exceeds $13,000, as defined in the underlying agreement, for any of the trailing twelve-month periods measured as of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The fair value of the earnout liability was determined to be $250 at the time of acquisition. As part of our finalization of opening balance sheet accounting at the close of the measurement period in November 2019, we recorded an adjustment to reflect the earnout liability to $0. The liability was deemed to be Level 3 as the valuation is based on revenue projections and estimates developed by management as informed by historical results. The liability was confirmed to be $0 at December 31, 2020 as metrics were not achieved for additional consideration through the year-end date.

As discussed in Note 7 Intangible Assets, Including Goodwill, the calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

As discussed in Note 8 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Special Loan. As of December 31, 2020, we updated our fair value analysis of the Special Loan, which was originally evaluated at March 31, 2020 utilizing the assistance of a third-party valuation specialist, resulting in recognition of a loss of $93 during the year ended December 31, 2020 from the change in fair value of the liability and a corresponding increase/decrease in the debt balance recorded in the Consolidated Balance Sheet.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2020	2019
Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$140	$403
Income taxes, net	$19	$25

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2020 and December 31, 2019:

	December 31,		December 31,
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,400	$4,635	3,147
Customer relationships	5,330	2,870	5,330	2,679
Trademarks and trade names	1,020	925	1,020	752
	10,985	7,195	10,985	6,578
Accumulated amortization	7,195		6,578
Net book value of amortizable intangible assets	$3,790		$4,407

For the years ended December 31, 2020 and 2019, amortization of intangible assets charged to operations was $617 and $654, respectively.

Estimated amortization is as follows:

Year ending December 31,	Estimated Future Amortization
2021	$544
2022	444
2023	444
2024	444
Thereafter	1,914

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Technology platform and patents	7
Trademark	3
Customer relationships	15

Goodwill

The following is a rollforward of the Company’s goodwill since December 31, 2019:

Total
Balance as of January 1, 2020	$18,171
Goodwill impairment	(10,646)
Balance as of December 31, 2020	$7,525

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

The fair value of the reporting unit was estimated via the income approach. Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our industry. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and by analyzing published rates relevant to our business to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. We utilized a discount rate of 14.5% in our valuation completed as of March 31, 2020.

While our outlook for the digital signage industry over the long term remains strong, we have experienced rapid and immediate deterioration in our short term business as a result of the COVID-19 pandemic, generating increased uncertainty across our customer base in many of our key vertical markets. The elective and forced closures of businesses across the United States has resulted in reduced demand for our services, which primarily assist business in engaging with their end customers in a physical space through digital technology. The elimination and minimization of public gatherings has materially impacted demand for products and services in our movie theater, sports arena and large entertainment markets. These conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, leading to an implied fair value of goodwill substantially below the carrying value. Therefore, during the three months ended March 31, 2020, we recorded a non-cash impairment loss of $10,646. We recorded the estimated impairment losses in the caption “Goodwill impairment” in our Consolidated Statement of Operations.

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

Given the proximity in time to the most recent goodwill impairment, which marked the Company’s goodwill balance down to fair value, the Company anticipated its analysis would result in a thin margin in the percentage of excess fair value over carrying value as of the assessment date. Through the analysis performed as of September 30, 2020, the excess fair value over carrying value was approximately 7%. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2020.

The Company recognizes that any changes in our projected 2021 and future results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of December 31, 2020
Debt Type	Issuance Date	Principal	Maturity Date		Warrants	Interest Rate Information
A	6/30/2018	$264	N/A		-	0.0% interest
B	1/16/2018	1,085	3/31/2023		61,729	10.0% interest	(1)
C	8/17/2016	3,255	3/31/2023		588,236	10.0% interest	(1)
D	11/19/2018	1,637	2/15/2020		-	3.5% interest
E	12/30/2019	2,177	3/31/2023		-	10.0% interest	(2)
F	4/27/2020	1,552	4/27/2022	(3)	-	1.0% interest	(3)
	Total debt, gross	9,970			649,965
	Fair value (E)	93
	Total debt, gross	10,063
	Debt discount	(168)
	Total debt, net	$9,895
	Less current maturities	(1,637)
	Long term debt	8,258

As of December 31, 2019
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	6/30/2021	-	0.0% interest
B	1/16/2018	1,000	6/30/2021	61,729	8.0% interest
C	8/17/2016	3,000	6/30/2021	588,236	8.0% interest
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,000	6/30/2021	-	8.0% interest
		$7,901		649,965
	Debt discount	(507)
	Total debt	$7,394
	Less current maturities	(3,637)
	Long term debt	3,757

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

F – Paycheck Protection Program Loan from Small Business Administration

(1)	8.0% cash interest per annum through March 31, 2020. 10.0% paid-in-kind interest (“PIK”) interest per annum from April 1, 2020 through December 31, 2020. 8.0% cash interest per annum January 1, 2021 through the maturity date.

(2)	8.0% cash interest per annum, comprised of 6.0% cash, 2.0% PIK through March 31, 2020. 10.0% PIK interest per annum through September 30, 2020. In an event of default, the interest rate increases by 6.0% to 16.0%. Debt is automatically convertible to a new class of senior preferred stock of the Company at the earlier of an event of default or November 30, 2020. The principal, including PIK interest, as of December 31, 2020 is $2,177; however, fair value accounting for the convertible debt instrument results in an additional $93 of debt recorded on the Consolidated Balance Sheet as of December 31, 2020 related to this instrument.

(3)	1,0% cash interest per annum. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days.

SBA Paycheck Protection Program Loan

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note has a term of two years with a 1% per annum interest rate. While the Promissory Note currently has a two-year term, the amended law permits the Company to request a five-year maturity from Old National Bank. Payments are deferred for six months from the date of the Promissory Note and the Company can apply for forgiveness of the Promissory Note after 60 days. On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Air, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven. Accounting for the forgiveness will be recognized in the first quarter of 2021.

Amended and Restated Loan and Security Agreement

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

The New Term Loan requires no principal payments until the Maturity Date, and interest payments are payable on the first day of each month until the Maturity Date. All interest payments owed prior to October 1, 2021 are payable as PIK payments, or increases to the principal balance only.

The Line of Credit and Convertible Loan require payments of accrued interest payable on the first day of each month through April 1, 2022. All such interest payments made prior to October 1, 2021 are payable as PIK payments, or increases to the principal balances under the Line of Credit and Convertible Loan only. No principal payments are owed under the Line of Credit or Convertible Loan until April 1, 2022, at which time all principal and interest on each of the Line of Credit and Convertible Loan will be paid in monthly installments until the Maturity Date to fully amortize outstanding principal by the Maturity Date.

All payments of interest (other than PIK payments) and principal on the Line of Credit and Convertible Loan may be paid, in the Borrowers’ sole discretion, in shares of the Company’s Common Stock (the “Payment Shares,” and together with the Disbursed Escrow Conversion Shares, the “Shares”). The Payment Shares will be valued on a per-Share basis at 70% of the VWAP of the Company’s shares of common stock as reported on the Nasdaq Capital Market for the 10 trading days immediately prior to the date such payment is due; provided that the Payment Shares shall not be valued below $0.50 per Share (the “Share Price”).

The Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%.

Accounting for the Credit Agreement is anticipated to be accounted for as a debt extinguishment in the first quarter of 2021. Entry into the Credit Agreement prior to the filing of this report resulted in the reclassification of approximately $6,706, net of debt discount, from current maturities to long term debt.

Loan and Security Agreement History

On August 17, 2016, the Company entered into a Loan and Security Agreement with Slipstream (“Loan and Security Agreement”). Since the initial entry into the Loan and Security Agreement in 2016, the Company has entered into several financing arrangements with varying interest rates, maturity dates, and number of associated detachable warrants, each entered within the structure of the Loan and Security Agreement. The debt instruments outstanding under the Loan and Security Agreement as of December 31, 2020 include the Term Loan, Secured Revolving Promissory Note, Secured Disbursed Escrow Promissory Note, and the Special Loan.

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

Ninth, Tenth, Eleventh, Twelfth, and Thirteenth Amendment; Modification of Conversion Date of Special Loan under Loan and Security Agreement

On February 28, 2021, January 31, 2021, December 31, 2020, November 30, 2020, and September 29, 2020, the Company entered into several amendments to Loan and Security Agreement with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. Each amendment extended the automatic conversion date of the Special Loan, which was ultimately Amended and Restated in full on March 7, 2021 as discussed further above. The Company paid no fees in exchange for these extensions.

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

Upon the earlier to occur of an Event of Default or October 1, 2020, if any of the principal amount of the Special Loan is then outstanding, the principal and accrued but unpaid interest of the Special Loan and the outstanding SLPIK shall be automatically converted into shares of a new series of Senior Convertible Preferred Stock of the Company (“New Preferred”) having an Appraised Value equal to three times the then outstanding principal amount and accrued but unpaid interest of the Special Loan and the outstanding SLPIK and having the following terms and conditions, as reasonably determined by the Company and Slipstream, the New Preferred shall:

●	be the most senior equity security of the Company, including with respect to the payment of dividends and other distributions;

●	be on substantially the same terms and conditions as the Company’s Series A-1 6% Convertible Preferred Stock as set forth in its Certificate of Designation immediately before the same was cancelled pursuant to a Certificate of Cancellation dated as of March 13, 2019;

●	not be subject to a right of redemption upon the part of a holder thereof;

●	accrue and pay quarterly dividends at the rate of twelve percent (12%) per annum which shall be payable in cash;

●	have a Stated Value that is an amount mutually agreed by the Company and the Slipstream at the time of issuance;

●	Conversion Price shall be an amount equal to 80% of the average for the 30-day period ending two days prior to the required conversion date of the daily average of the range of the Company’s common stock (calculated pursuant to information on The Wall Street Journal Online Edition), subject to appropriate adjustments; and

●	neither section 6(e) of the Series A-1 Certificate of Designation nor any similar provision shall apply to the New Preferred.

In entering the Seventh Amendment and Special Loan, pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Special Loan at fair value, with changes in fair value recorded through the Company’s Consolidated Statements of Operations in each reporting period. For the year ended December 31, 2020, our fair value analysis of the Special Loan resulted in recognition of a $93 loss from the change in fair value of the liability

Sixth Amendment; Extension of Maturity Dates

On November 6, 2019, Slipstream extended the maturity date of our term loan and revolver loan to June 30, 2021 through the Sixth Amendment to the Loan and Security Agreement, aligning the maturity date of our Term Loan and Secured Revolving Promissory Note with the Secured Disbursed Escrow Promissory Note.

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bears no interest. Upon entry into the Restated Agreement on March 7, 2021, this note was converted into Company common stock, which will be recorded during the first quarter of 2021.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid, nor do we intend to pay, the Amended and Restated Seller Note, which is now past its maturity date, without resolution of our demand for arbitration. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. The Company continues to accrue interest on the Amended and Restated Seller Note and have included $67 in accrued expenses in the Consolidated Financial Statements as of December 31, 2020. See Note 9 Commitments and Contingencies for further discussion.

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

On February 20, 2020, the Company and Allure filed a demand for arbitration against Seller for breach of contract, indemnification, and fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We have not paid the Amended and Restated Seller Note which is now past its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. In December 2020, the parties entered a pre-arbitration mediation process in an effort to settle the litigation, which remains ongoing as of the date of this report. We continue to assert the offset right under the Purchase Agreement and Amended and Reseller Note.

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

Settlement of obligations

During the year ended December 31, 2020, the Company settled and/or wrote off obligations of $348 for aggregate cash payments of $139 and recognized a gain of $209 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

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

On March 20, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during the three months ended June 30, 2020. Pursuant to certain employee-related actions taken in 2018, the Company made cash payments of approximately $555 during the year ended December 31, 2019 that were previously accrued.

Lease termination

On December 31, 2020, we exited our office facilities located in Dallas, TX. In ceasing use of these facilities, we recorded a one-time non-cash charge of $18. There were no such lease terminations during 2019.

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

For the years ended December 31, 2020 and 2019, we had sales of $1,058 (6.1% of consolidated sales) and $1,103 (3.5% of consolidated sales), respectively, with 33 Degrees. Accounts receivable due from 33 Degrees was $40, or 1.2%, and $1, or 0% of consolidated accounts receivable at December 31, 2020 and December 31, 2019, respectively.

NOTE 11: INCOME TAXES

Income tax benefit/(expense) consisted of the following:

	Year ended December 31,
	2020	2019
Tax provision summary:
State income tax	$(17)	$(46)
Deferred tax benefit/(expense) - federal	150	(17)
Deferred tax benefit/(expense) – state	25	(30)
Tax benefit/(expense)	$158	$(93)

The income tax benefit includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2020	2019
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.53%	9.85%
Foreign rate differential	0.51%	-9.69%
Discrete items, Transaction items, and Other	-7.00%	44.85%
Changes in valuation allowance	-15.11%	-57.76%
Effective tax rate	0.93%	8.25%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Reserves	$318	$175
Property and equipment	(40)	(83)
Accrued expenses	326	265
Right-of-use Asset	(147)	(414)
Right-of-use Liability	149	419
IRC 163(j) Interest Deduction	18	17
Non-qualified stock options	675	528
R&D credits	1,801	1,801
Net foreign carryforwards	3,106	2,768
US net operating loss and credit carryforwards	35,566	34,754
Intangibles	(13)	(1,128)

Total deferred tax assets, net	41,759	39,102
Valuation allowance	(41,759)	(39,277)

Net deferred tax liabilities	$-	$(175)

As of December 31, 2020, the Corporation had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2020 that, if recognized, would affect the tax rate.  It is the Corporation’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2020, the Corporation had no accrued interest or penalties related to uncertain tax positions.

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). As of December 31, 2020, the Company has federal and state net operating loss carryforwards expiring between 2020 and 2039, $7,924 of which has an indefinite carryforward period. The federal statute of limitations remains open for tax years 2017 through 2019 and state tax jurisdictions generally have statutes of limitations open for tax years 2016 through 2019.

We have substantial NOLs that are limited in usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period.

The goodwill impairment recorded March 31, 2020 altered the deferred tax impact associated with indefinite lived goodwill from a deferred tax liability to a deferred tax asset. As the indefinite-lived intangibles can no longer provide a source of income, a full valuation allowance was placed against the deferred tax assets.

We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company.

NOTE 12: WARRANTS

A summary of outstanding warrants for the years ended December 31, 2020 and 2019 is included below:

Year Ended December 31, 2020
	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2020	4,733,028	$4.83	3.41
Warrants issued	-	-	-
Warrants exercised	(27,600)	4.38	-
Warrants expired	(278,528)	7.08	-
Balance December 31, 2020	4,426,900	$4.62	2.83

Year Ended December 31, 2019
	Warrants (Equity)			Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2019	4,815,047	$4.90	4.34	216,255	$7.34	0.64
Warrants issued	-	-	-	-	-	-
Warrants expired	(82,019)	8.25	-	(216,255)	7.34	-
Balance December 31, 2019	4,733,028	$4.83	3.41	-	$-	-

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,525,000	9.41	$2.52	8,333	$1.88
$3.01 - $7.50	184,830	5.34	$6.72	168,163	$6.64
$7.51+	103,979	4.44	11.74	99,187	$11.89
	1,813,809	8.71	$3.48	275,683

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	9.42	$2.53	-	$-
	800,000	9.42	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2019	313,860	$8.06	-	$-
Granted	1,580,000	2.53	800,000	2.53
Exercised	-	-	-	-
Forfeited or expired	(80,051)	2.76	-	-
Balance, December 31, 2020	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 5.2 years as of December 31, 2020.

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

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the Company’s 2014 Stock Incentive Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified revenue and EBITDA targets will be assessed quarterly by the Company in order to determine whether any compensation expense should be recorded. As of December 31, 2020, the Company had recorded no compensation expense in the Consolidated Statement of Operations with respect to these awards.

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

Compensation expense recognized for the issuance of stock options, including those options awarded to our Chairman of the Board, for the years ended December 31, 2020 and 2019 of $718 and $448, respectively, was included in general and administrative expense in the Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value, including $100 and $63, respectively, for the years ended December 31, 2020 and December 31, 2019, respectively.

At December 31, 2020, there was approximately $2,365 and $1,499 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

At December 31, 2019, there was approximately $174 of total unrecognized compensation expense related to unvested share-based awards with time vesting.

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

NOTE 14: LEASES

We adopted ASU No. 2016-02, Leases (Topic 842), as amended, on January 1, 2019 using the modified retrospective transition approach. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components. Upon adoption, we recognized total ROU assets of $2,319, with corresponding liabilities of $2,319 on the Consolidated Balance Sheets. This included $54 of pre-existing finance lease ROU assets previously reported in computer equipment within property and equipment, net. The ROU assets include adjustments for prepayments and accrued lease payments. The effect of the adoption resulted in a $171 cumulative effect adjustment to retained earnings on January 1, 2019.

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2021 and 2025. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$20	$32
Interest	2	5
Operating lease cost	626	736
Total lease cost	$648	$773

Weighted Average Remaining Lease Term
Operating leases	3.8 years	3.4 years
Finance leases	0.9 years	1.2 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	14.0%	13.6%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

(in thousands)	Operating Leases	Finance Leases
2021	$377	$4
2022	294	-
2023	291	-
2024	81	-
Thereafter	74	-
Total undiscounted cash flows	1,117	4
Less imputed interest	(178)	-
Present value of lease liabilities	939	4

Lease liabilities, current	355	4
Lease liabilities, non-current	584	-
Present value of lease liabilities	$939	$4

Supplemental cash flow information related to leases are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$627	$719
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	24	31

NOTE 15: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates in the United States. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. The Company indefinitely suspended the employer match at the end of March 2020 in response to the uncertainty of the COVID-19 pandemic.

We have a Registered Retirement Savings Plan for eligible associates in Canada. Associates may contribute up to 18% of earned income reported on their tax return in the previous year, subject to legal contribution limits. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. The Company indefinitely suspended the employer match at the end of March 2020 in response to the uncertainty of the COVID-19 pandemic.

The Company contributed $35 and $155 to employee retirement plans for the year-ended December 31, 2020 and 2019, respectively.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS/VENDORS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended December 31, 2020 and 2019 were in the United States and Canada.

Significant Customers

We had two (2) and one (1) customer(s) that accounted for 27.8% and 18.5% of revenue for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, we had sales of $1,058 (6.1% of consolidated sales) and $1,103 (3.5% of consolidated sales), respectively, with 33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”).

We had two (2) and one (1) customer(s) that in the aggregate accounted for 42.6% and 14.4% of accounts receivable as of December 31, 2020 and December 31, 2019, respectively. Accounts receivable due from 33 Degrees was $40 and $1 at December 31, 2020 and 2019, respectively.

Significant Vendors

We had two (2) and one (1) vendor(s) that accounted for 46.8% and 50% of outstanding accounts payable at December 31, 2020 and December 31, 2019, respectively.

NOTE 17: SUBSEQUENT EVENTS

Payroll Protection Program Loan

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Air, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven. Accounting for the forgiveness will be recognized in the first quarter of 2021.

Registered Direct Offering

On February 18, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,835, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

Debt Refinancing

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year. See Note 8 Loans Payable for additional information with respect to the Credit Agreement.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Amendment to Agreement and Plan of Merger and Reorganization and Waiver dated as of September 1, 2017 (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

2.2	Stock Purchase Agreement, dated as of September 20, 2018, by and between the registrant and Christie Digital System, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018).

3.1	Articles of Incorporation, as amended (incorporated by reference to registrant’s Amendment No. 1 to Form SB-2 filed on October 12, 2006).

3.2	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.3	Articles of Amendment Filed on October 17, 2018 (incorporate by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.4	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

3.5	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.6	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 16, 2014)

3.7	Articles of Amendment Filed on October 17, 2018 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.8	Statement of Cancellation of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.9	Statement of Cancellation of Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.10	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2	Form of Indenture between the registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (File No. 333-238275)

4.3	Form of Warrant Issued to Selling Stockholders (November 19, 2018 Issuance date) (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-239108)

4.4	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

4.5	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.6	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

Exhibit No.	Description

4.7	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

4.8	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

4.9	Form of Investor Warrant issued November 19, 2018 (incorporated by reference to Exhibit 4.3 to the registrant’s Amendment No. 5 to Form S-1/A filed with the SEC on November 14, 2018)

4.10	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Amendment No. 3 to Form S-1/A filed with the SEC on October 22, 2018)

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended 12/31/2019)

10.1	Security Agreement dated February 18, 2015, by and among Creative Realities, Inc. and Broadcast International, Inc., Creative Realities, LLC, and Wireless Ronin Technologies Canada, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2015)

10.2	Subordinated Secured Promissory Note issued on May 20, 2015 to Slipstream Communications, LLC, in the original principal amount of $465,000 (incorporated by reference to the registrants Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.3	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.4	Form of Security Agreement (for use in connection with Form of Securities Purchase Agreement dated June 23, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.5	Form of Secured Convertible Promissory Note (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.6	Form of Registration Rights Agreement (for use in connection with Form of Securities Purchase Agreement dated December 28, 2015) (incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

10.7	Loan and Security Agreement with Slipstream Communications, LLC, dated as of August 17, 2016 (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.8	First Amendment to Loan and Security Agreement dated as of August 10, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.9	Second Amendment to Loan and Security Agreement dated as of November 13, 2017 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

Exhibit No.	Description

10.10	Third Amendment to Loan and Security Agreement dated as of January 16, 2018 among Slipstream Communications, LLC, registrant and registrant’s subsidiaries. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.11	Secured Term Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

10.12	Secured Revolving Promissory Note in favor of Slipstream Communications, LLC (entered into in connection with Third Amendment to Loan and Security Agreement dated January 16, 2018) subsidiaries (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2018).

10.13	Fourth Amendment to Loan and Security Agreement with Slipstream Communications, LLC, dated as of April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

10.14	Second Allonge to Secured Revolving Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018. (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.15	Second Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC., dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.16	Secured Disbursed Escrow Promissory Note issued in favor of Slipstream Communications, LLC, in principal amount of $264,000 dated as of April 27, 2018 (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

10.17**	Employment Agreement with Richard Mills (incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2017)

10.18	Form of Securities Purchase Agreement dated June 23, 2015 (incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the SEC on July 9, 2015)

10.19	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-1 filed October 22, 2018)

10.20**	2014 Stock Incentive Plan as amended (incorporated by reference to the registrant’s definitive proxy statement filed with the SEC on July 24, 2018)

10.21	Fifth Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.1 of registrant’s report on Form 8-K filed with the SEC on November 20, 2018)

10.22	Third Allonge to Amended and Restated Secured Term Promissory Note issued in favor of Slipstream Communications, LLC (incorporated by reference to Exhibit 10.2 of registrant’s report on Form 8-K filed with the SEC on November 20, 2018)

10.23	Amended and Restated Convertible Promissory Note dated November 20, 2018 issued by Allure Global Solutions, Inc. in favor of Christie Digital Systems, Inc. (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on November 26, 2018)

10.24**	Restricted Stock Agreement dated December 14, 2018 with Richard Mills (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on December 20, 2018)

10.25	Seventh Amendment to Loan and Security Agreement dated December 30, 2019 by and among the Company, its Subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on January 3, 2020)

10.26	Secured Convertible Special Loan Promissory Notes dated December 30, 2019 issued by the Company to Slipstream Communications, LLC (incorporated by reference to Exhibit 10.2 of the registrant’s report on Form 8-K filed with the SEC on January 3, 2020)

10.27	Eighth Amendment to Loan and Security Agreement dated April 1, 2020 by and among the Company, its Subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on April 6, 2020)

10.28**	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on June 3, 2020)

Exhibit No.	Description

10.29	Master Distribution Agreement dated June 19, 2020 by and between the Company and InReality, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on June 19, 2020)

10.30	Ninth Amendment to Loan and Security Agreement dated September 29, 2020 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on October 2, 2020)

10.31	Tenth Amendment to Loan and Security Agreement dated November 30, 2020 by and among the Company, its subsidiaries and Slipstream Communications, LLC. (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on November 30, 2020)

10.32

Eleventh Amendment to Loan and Security Agreement dated December 31, 2020 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on January 7, 2021)

10.33

Twelfth Amendment to Loan and Security Agreement dated January 31, 2021 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on February 3, 2021)

10.34	Securities Purchase Agreement dated February 18, 2021 by and between Creative Realities, Inc. and purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on February 19, 2021)

10.35	Thirteenth Amendment to Loan and Security Agreement dated February 28, 2021 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on March 4, 2021)

10.36	Amended and Restated Loan and Security Agreement by and among the Company, its subsidiaries and Slipstream Communications, LLC

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

23.1	Consent of EisnerAmper LLP*

23.2	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

99.1	Press Release dated March 9, 2020*+

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

E-4