Form 10-Q
period 2021-03-31
CREATIVE REALITIES, INC.
filed 2021-05-17
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2021, the registrant had 11,854,475 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,535	1,826
Accounts receivable, net of allowance of $618 and $1,230, respectively	3,806	2,302
Unbilled receivables	22	41
Work-in-process and inventories, net	2,126	2,351
Prepaid expenses and other current assets	663	507
Total current assets	$10,152	$7,027
Operating lease right-of-use assets	849	931
Property and equipment, net	1,251	1,340
Intangibles, net	3,650	3,790
Goodwill	7,525	7,525
Other assets	6	5
TOTAL ASSETS	$23,433	$20,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	1,637	1,637
Accounts payable	1,547	1,661
Accrued expenses	2,183	2,142
Deferred revenues	1,425	764
Customer deposits	920	770
Current maturities of operating and finance leases	317	359
Total current liabilities	8,029	7,333
Long-term Payroll Protection Program note payable	-	1,552
Long-term related party loans payable, net of $229 and $168 discount, respectively	4,348	4,436
Long-term related party convertible loans payable, at fair value	2,132	2,270
Long-term obligations under operating leases	532	584
Long-term accrued expenses	107	108
TOTAL LIABILITIES	15,148	16,283
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 11,841 and 10,924 shares issued and outstanding, respectively	118	109
Additional paid-in capital	59,381	56,712
Accumulated deficit	(51,214)	(52,486)
Total shareholders’ equity	8,285	4,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,433	$20,618

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Sales
Hardware	$2,816	$1,367
Services and other	2,188	2,337
Total sales	5,004	3,704
Cost of sales
Hardware	1,914	983
Services and other	856	1,114
Total cost of sales	2,770	2,097
Gross profit	2,234	1,607
Operating expenses:
Sales and marketing	335	427
Research and development	171	313
General and administrative	2,109	2,512
Bad debt (recovery)/expense	(512)	344
Depreciation and amortization	344	366
Goodwill impairment	-	10,646
Total operating expenses	2,447	14,608
Operating loss	(213)	(13,001)

Other income (expenses):
Interest expense	(249)	(227)
Gain on settlement of obligations	1,565	40
Change in fair value of Special Loan	166	(151)
Other income	4	1
Total other income/(expense)	1,486	(337)
Income/(loss) before income taxes	1,273	(13,338)
Benefit from / (provision for) income taxes	(1)	155
Net income/(loss)	$1,272	$(13,183)
Basic earnings/(loss) per common share	$0.11	$(1.35)
Diluted earnings/(loss) per common share	$0.11	$(1.35)
Weighted average shares outstanding - basic	11,325	9,794
Weighted average shares outstanding - diluted	11,325	9,794

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income/(loss)	$1,272	$(13,183)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	344	366
Amortization of debt discount	72	85
Stock-based compensation	539	50
Gain on forgiveness of Paycheck Protection Program	(1,552)	-
Change in fair value of Convertible Loan	(166)	151
Deferred tax provision	-	(175)
Allowance for doubtful accounts	6	328
Increase in notes due to in-kind interest	158	47
Loss on goodwill impairment	-	10,646
Gain on settlement of obligations	(13)	(40)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(1,491)	1,056
Inventories	225	(335)
Prepaid expenses and other current assets	(156)	(140)
Operating lease right-of-use assets, net	82	129
Other assets	(1)	9
Accounts payable	(101)	193
Deferred revenue	661	681
Accrued expenses	40	(453)
Deposits	150	595
Other liabilities	(90)	(127)
Net cash used in operating activities	(21)	(117)
Investing activities
Purchases of property and equipment	(3)	(47)
Capitalization of third-party labor for software development	(66)	(124)
Capitalization of internal labor for software development	(46)	(97)
Net cash used in investing activities	(115)	(268)
Financing activities
Principal payments on finance leases	(4)	(8)
Proceeds from sale of shares via registered direct offering, net	1,849	-
Net cash provided by / (used in) financing activities	1,845	(8)
Increase/(decrease) in Cash and Cash Equivalents	1,709	(393)
Cash and Cash Equivalents, beginning of period	1,826	2,534
Cash and Cash Equivalents, end of period	$3,535	$2,141

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Stock-based compensation	-	-	514	-	514
Shares issued to directors as compensation	19,380	-	25	-	25
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income	-	-	-	1,272	1,272
Balance as of March 31, 2021	11,840,811	$118	$59,381	$(51,214)	$8,285

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Stock-based compensation	-	-	19	-	19
Shares issued to directors as compensation	20,425	-	31	-	31
Net loss	-	-	-	(13,183)	(13,183)
Balance as of March 31, 2020	9,794,971	$98	$54,102	$(48,825)	$5,375

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation (“Allure”), and Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries, Creative Realities, LLC, a Delaware limited liability company, and ConeXus World Global, LLC, a Kentucky limited liability company, are effectively dormant.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We produced net income for the three months ended March 31, 2021 but incurred a net loss for the year ended December 31, 2020 and have negative cash flows from operating activities for both periods. As of March 31, 2021, we had cash and cash equivalents of $3,535 and a working capital surplus of $2,123.

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the three months ended March 31, 2021.

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,849, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

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

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of the Offering and remaining availability for incremental offerings under our previously registered Form S-3 (including our current at-the-market offering), (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, and (iv) our operational forecast through 2022, we can continue as a going concern through at least June 30, 2022. However, given our history of net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through June 30, 2022. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities during the three months ended March 31, 2021.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the applicable instructions to Form 10-Q and Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2021.

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

3. Inventories

Inventories are stated at the lower of cost or market (net realizable value), determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials, net of reserve of $111 and $104, respectively	$2,055	$1,920
Inventory on consignment with distributors	12	208
Work-in-process	59	223
Total inventories	$2,126	$2,351

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of our long-lived assets as of March 31, 2021 and concluded there were none.

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

5. Basic and Diluted Earnings/(Loss) per Common Share

Basic and diluted earnings/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling 7,032,375 at March 31, 2021 were excluded from the computation of income/(loss) per share as no stock options or warrants were in-the-money as of March 31, 2021. Shares reserved for outstanding stock options and warrants totaling 5,035,518 at March 31, 2020 were excluded from the computation of earnings/(loss) per share as all options and warrants were anti-dilutive due to the net loss in the period. In calculating diluted earnings per share for the three months ended March 31, 2021, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Convertible Loan as we have the intent and ability to settle the debt in cash.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2021 and December 31, 2020.

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

Operating leases are included in operating lease right-of-use assets, current maturities of operating leases, and long-term obligations under operating leases on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, current maturities of finance leases, and long-term obligations under financing leases on our condensed consolidated balance sheets.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

None.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Hardware	$2,816	$1,367

Services:
Installation Services	575	869
Software Development Services	274	142
Managed Services	1,339	1,326
Total Services	2,188	2,337

Total Hardware and Services	$5,004	$3,704

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of March 31, 2021 and 2020 were $0.

Software design and development services

Software and software license sales are recognized as revenue when a fixed fee order has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically. Software design and development revenues are classified as “Software Development Services” within our disaggregated revenue.

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

Maintenance and support services

The Company sells maintenance and support services which include access to technical support personnel for software and hardware troubleshooting and monitoring of the health of a customer’s network, access to a sophisticated web-portal for managing the end-to-end hardware and software digital ecosystem, and hosting support services through our network operations center, or NOC. These services provide either physical or automated remote monitoring which support customer networks 7 days a week, 24 hours a day.

These contracts are generally 12-36 months in length and generally automatically renew for additional 12-month periods unless cancelled by the customer. Rates for maintenance and support contracts are typically established based upon a fee per location or fee per device structure, with total fees subject to the number of services selected. Revenue is recognized ratably and evenly over the term of the agreement. Maintenance and Support revenues are classified as “Managed Services” within our disaggregated revenue.

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

As discussed in Note 8 Loans Payable, the Convertible Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Convertible Loan. As of March 31, 2021, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Special Loan, resulting in recognition of a $166 gain during the period from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet. The Company recorded a $151 loss during the same period in 2020 related to the fair value of the Special Loan.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2021	2020
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$-	$107
Income taxes, net	$-	$1

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,463	$4,635	3,400
Customer relationships	3,960	1,548	5,330	2,870
Trademarks and trade names	640	574	1,020	925
	9,235	5,585	10,985	7,195
Accumulated amortization	5,585		7,195
Net book value of amortizable intangible assets	$3,650		$3,790

For the three months ended March 31, 2021 and 2020, amortization of intangible assets charged to operations was $140 and $159, respectively. During the three months ended March 31, 2021, the Company wrote-off a $380 fully amortized trade name asset and a $1,370 fully amortized customer list asset and the related accumulated amortization for each related to ConeXus World Global, LLC. There was no impact on the Company’s Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations during the period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. There were no indicators of impairment as of or during the three months ended March 31, 2021.

Interim Impairment Assessment – March 31, 2020

Despite the excess fair value identified in our 2019 annual impairment assessment, we determined that the reduced cash flow projections and the significant decline in our market capitalization as a result of the COVID-19 pandemic during the three months ended March 31, 2020 indicated that an impairment loss may have been incurred during the first quarter. As a result of our qualitative assessment, we concluded that indicators of impairment were present and that a quantitative interim impairment assessment of our goodwill was necessary, resulting in us recording a non-cash impairment loss of $10,646 as of March 31, 2020. We recorded the estimated impairment losses in the caption “Goodwill impairment” in our Consolidated Statement of Operations.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of March 31, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
G	3/7/2021	4,577	3/31/2023	649,965	8.0% interest(1)
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
H	3/7/2021	2,298	3/31/2023	-	10.0% interest(1)
	Total debt, gross	8,512		649,965
	Fair value (H)	(166)
	Total debt, gross	8,346
	Debt discount	(229)
	Total debt, net	$8,117
	Less current maturities	(1,637)
	Long term debt	$6,480

As of December 31, 2020
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	N/A	-	0.0% interest
B	1/16/2018	1,085	3/31/2023	61,729	10.0% interest
C	8/17/2016	3,255	3/31/2023	588,236	10.0% interest
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,177	3/31/2023	-	10.0% interest
F	4/27/2020	1,552	4/27/2022	-	1.0% interest
	Total debt, gross	9,970		649,965
	Fair value (E)	93
	Total debt, gross	10,063
	Debt discount	(168)
	Total debt, net	$9,895
	Less current maturities	(1,637)
	Long term debt	$8,258

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

F – Paycheck Protection Program Loan from Small Business Administration

G – New Term Loan with related party

H – Convertible Loan with related party, at fair value

(1)	Interest is paid-in-kind (“PIK”) through October 2021, at which point interest becomes payable in cash

SBA Paycheck Protection Program Loan

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note had a term of two years with a 1% per annum interest rate.

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the three months ended March 31, 2021.

Amended and Restated Loan and Security Agreement

On March 7, 2021, the Company refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Company. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

The New Term Loan requires no principal payments until the Maturity Date, and interest payments are payable on the first day of each month until the Maturity Date. All interest payments owed prior to October 1, 2021 are payable as PIK payments, or increases to the principal balance of the New Term Loan only.

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

All payments of interest (other than PIK payments) and principal on the Line of Credit and Convertible Loan may be paid, in the Company’s sole discretion, in shares of the Company’s Common Stock (the “Payment Shares,” and together with the Disbursed Escrow Conversion Shares, the “Shares”). The Payment Shares will be valued on a per-Share basis at 70% of the VWAP of the Company’s shares of common stock as reported on the Nasdaq Capital Market for the 10 trading days immediately prior to the date such payment is due; provided that the Payment Shares shall not be valued below $0.50 per Share (the “Share Price”).

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

We evaluated the instruments within the Credit Agreement separately for purposes of concluding on whether the amendment represented a modification or extinguishment in accordance with ASC 470 Debt.

The Convertible Loan was deemed to have had a substantive conversion feature both added and removed via the Credit Agreement, one which the holder is reasonably willing and able to exercise their rights under the agreement, resulting in extinguishment accounting for the Convertible Loan during the three months ended March 31, 2021. Pursuant to ASC 825-10-25-1, Fair Value Option, we made an irrevocable election to report the Convertible Loan at fair value, with changes in fair value recorded through the Company’s Condensed Consolidated Statement of Operations in each reporting period.

We evaluated the Credit Agreement in accordance with ASC 470 Debt. The New Term Loan was accounted for as a modification, resulting in recording of $133 of incremental debt discount which will be amortized straight-line over the remaining life of the debt. We recorded a net gain of $26 via the extinguishment of the Special Loan, which was recorded as additional paid in capital in the Statement of Shareholders Equity given the transaction was with a related party, Slipstream. We expensed $69 of costs incurred with third parties as a result of extinguishment of the Special Loan , modification of the New Term Loan, and extinguishment of the Disbursed Escrow Loan.

Loan and Security Agreement History

Ninth, Tenth, Eleventh, Twelfth, and Thirteenth Amendment; Modification of Conversion Date of Special Loan under Loan and Security Agreement

On February 28, 2021, January 31, 2021, December 31, 2020, November 30, 2020, and September 29, 2020, the Company entered into several amendments to Loan and Security Agreement with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. Each amendment extended the automatic conversion date of the Special Loan. The Company paid no fees in exchange for these extensions.

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bears no interest. Upon entry into the Credit Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance with the Statement of Shareholders Equity during the three months ended March 31, 2021.

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represents a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $900 through the Stock Purchase Agreement. At the closing date, the estimated net working capital deficit of Allure was $801 in excess of the target net working capital as defined in the Stock Purchase Agreement. As of the acquisition date, Allure also had accounts payable to Seller for outsourced services of $2,204. We agreed with the Seller to settle the estimated net working capital deficit through a reduction in the accounts payable to Seller as of the acquisition date and to further amend the Seller Note to include the remaining $1,403 accounts payable due from Allure to Seller, resulting in an Amended and Restated Seller Note of $2,303. That debt is represented by our issuance to the Seller of a promissory note accruing interest at 3.5% per annum. The promissory note requires us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note matured and all remaining amounts owing thereunder became due.

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

On February 20, 2020, Creative Realities, Inc. and Allure made a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We did not pay the Amended and Restated Seller Note on its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. On September 11, 2020, we served a First Amended Demand in the arbitration with Seller, and on November 5, 2020, Seller pre-served a Motion for Summary Disposition in the arbitration demanding payment of the Amended and Restated Seller Note and accrued interest. The Company continued to accrue interest on the Amended and Restated Seller Note and have included $87 in accrued expenses in the Condensed Consolidated Financial Statements as of March 31, 2021.

On May 13, 2021, the Company and Seller entered into a settlement agreement wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Amended and Restated Seller Note and a mutual release of all claims related to the Amended and Restated Seller Note and sale transaction under the Allure Purchase Agreement and all related agreements. The Company expects to record a gain on settlement of obligations of $1,624 during the three months ended June 30, 2021.

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

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. This suit remains in the early stages of litigation with discovery requests ongoing, and, as a result, the outcome of the suit and the allocation of liability, if any, remain unclear, so the Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recover, if any, at the time of this filing.

The Company has notified its insurance company on notice of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

On February 20, 2020, the Company and Allure made a demand for arbitration against Seller for breach of contract, indemnification, and fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We did not pay the Amended and Restated Seller Note on its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. On September 11, 2020, we served a First Amended Demand in the arbitration with Seller, and on November 5, 2020, Seller pre-served a Motion for Summary Disposition in the arbitration demanding payment of the Amended and Restated Seller Note and accrued interest. In December 2020, the parties entered a pre-arbitration mediation process in an effort to settle the litigation. On May 13, 2021, the Company and Seller entered into a settlement agreement wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Amended and Restated Seller Note and a mutual release of all claims related to the Amended and Restated Seller Note and sale transaction under the Allure Purchase Agreement and all related agreements. The Company expects to record a gain on settlement of obligations of $1,624 during the three months ended June 30, 2021.

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

Settlement of obligations

During the three months ended March 31, 2021 the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement.

During the three months ended March 31, 2020, the Company settled and/or wrote off obligations of $59 for aggregate cash payments of $19 and recognized a gain of $40 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

Employee-related Expenses

During the three months ended March 31, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during the three months ended June 30, 2020. There were no comparable activities during the three months ended March 31, 2021.

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable, we have the following related party transactions.

33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), is a customer of both equipment and services from the Company. For the three months ended March 31, 2021 and 2020, the Company had sales to 33 Degrees of $111, or 2.2%, and $500, or 13.5%, respectively, of consolidated revenue. Accounts receivable due from 33 Degrees was $13, or 0%, and $40, or 1.2%, of consolidated accounts receivable at March 31, 2021 and December 31, 2020, respectively.

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

For the three months ended March 31, 2021, we reported tax liability of $0. As of March 31, 2021, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2020.

NOTE 12: WARRANTS

A summary of outstanding equity warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2021	4,426,900	$4.62	2.83
Warrants issued	-	-	-
Warrants expired	(8,334)	5.77	-
Balance March 31, 2021	4,418,566	$4.58	2.33

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,525,000	9.17	$2.52	8,333	$1.88
$3.01 - $7.50	184,830	5.10	$6.72	168,163	$6.64
$7.51+	103,979	4.20	11.74	99,187	$11.89
	1,813,809	8.47	$3.48	275,683

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	9.18	$2.53	-	$-
	800,000	9.18	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2020	1,813,809	$3.48	800,000	$2.53
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance, March 31, 2021	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 4.9 years as of March 31, 2021.

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

During the three months ended March 31, 2021, the Company deemed it probable that the Company would achieve the EBITDA target for Calendar Year 2021 and recorded catch-up compensation expense in the Consolidated Statement of Operations with respect to these awards of $263 during the three months ended March 31, 2021. These awards have not yet vested and are subject to actual results for the full fiscal year 2021. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed. The Company anticipates recording approximately $79 during each subsequent quarter of 2021 related to the EBITDA target for Calendar Year 2020 and 2021 portion of these awards. During the three months ended March 31, 2020, the Company recorded no compensation expense in the Consolidated Statement of Operations with respect to these awards.

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

Compensation expense recognized for the issuance of stock options, including those options awarded to our Chairman of the Board, for the three months ended March 31, 2021 and 2020 of $539 and $50, respectively, was included in general and administrative expense in the Condensed Consolidated Statement of Operations. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value of $27 and $34 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was approximately $2,113 and $1,236 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. As of March 31, 2020, there was approximately $155 and $0 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two (2) and two (2) customers that in the aggregate accounted for 41.6% and 42.6% of accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

We had two (2) and three (3) customers that accounted for 40% and 40% of revenue for the three months ended March 31, 2021 and 2020, respectively, of which 33 Degrees represented 2.2% and 13.6% for the same periods, respectively.

Significant Vendors

We had three (3) and two (2) vendors that accounted for 48% and 47% of outstanding accounts payable at March 31, 2021 and December 31, 2020, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Finance lease cost
Amortization of right-of-use assets	$4	$7
Interest	-	1
Operating lease cost	84	172
Total lease cost	$88	$180

Weighted Average Remaining Lease Term
Operating leases	3.4 years	3.2 years
Finance leases	N/A	1.1 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	N/A	13.8%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

(in thousands)	Operating Leases
The remainder of 2021	$263
2022	294
2023	291
2024	81
Thereafter	74
Total undiscounted cash flows	1,003
Less imputed interest	$(144)
Present value of lease liabilities	$859

Supplemental cash flow information related to leases are as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90	$170
Operating cash flows from finance leases	4	1
Financing cash flows from finance leases	(4)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 10, 2021.

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation (“Allure”), and Creative Realities Canada, Inc., a Canadian corporation. Our other wholly owned subsidiaries, Creative Realities, LLC, a Delaware limited liability company, and ConeXus World Global, LLC, a Kentucky limited liability company, are effectively dormant..

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

As a result of the COVID-19 pandemic, we have experienced rapid and immediate deterioration in our business in each of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States has resulted in materially reduced demand for our services by our customers, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our theater, sports arena and large entertainment markets. The reduced demand has resulted in customer orders being delayed. These conditions have resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, resulting in a non-cash impairment loss of $10,646 recorded during the first quarter of 2020 and reduced liquidity as described below.

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

Semiconductor Chip Shortage

The Company’s suppliers of digital displays, the primary hardware component in the Company’s digital systems, have informed the Company that, due to component shortages in the industry, such suppliers expect delays and potentially increased costs for the Company to obtain digital displays necessary to fulfil and install the Company’s digital solutions. Historically, such digital displays have been readily available for purchase and delivery, to be purchased by the Company from distributors from such distributor’s existing inventory. Such delays will likely result in a longer sales cycles and prolonged periods in which the Company will be able to recognize revenues compared to historical time periods. The increased costs for such displays may also reduce the margins in which the Company has received on account of the purchase and installation of such displays as part the Company’s digital signage product offerings. Although we believe that such shortage will be alleviated in the future, the Company is not aware of how long such delays may exist, the effect such delays and increased demand may have on the cost to procure such digital screens, or the adverse impacts on our financial results.

Safe Space Solutions

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Throughout the course of the remainder of 2020 and thus far through 2021, the Company and InReality have continued to develop incremental use cases and have launched a suite of Safe Space Solutions products addressing this market, each of which operate consistently with our primary business model in that they represent a sale of hardware and a SaaS-based subscription license services contract. During the three months ended March 31, 2021, the Company generated revenue of $1,019 from of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three months ended March 31, 2021 related to annual contracts sold in prior periods). There was no revenue related to these products and services during the three months ended March 31, 2020.

Although these products and our launch have been successful, the Company retains some level of risk related to the ultimate recovery of our initial investment into the inventory acquired to launch and support these products.

Registered Direct Offering

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock, in a registered direct offering at a purchase price of $2.50 per share, for gross proceeds of $2,000. See Note 1 Nature of Organization to the Condensed Consolidated Financial Statements for additional details with respect to the transaction and related accounting.

Amended and Restated Credit Agreement

On March 7, 2021, the Company refinanced their current debt facilities with Slipstream, pursuant to the Credit Agreement. See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for additional details with respect to the transaction and related accounting.

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

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except share and per-share information.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended March 31,		Change
	2021	2020	Dollars	%
Sales	$5,004	$3,704	$1,300	35%
Cost of sales	2,770	2,097	673	32%
Gross profit	2,234	1,607	627	39%
Sales and marketing expenses	335	427	(92)	-22%
Research and development expenses	171	313	(142)	-45%
General and administrative expenses	2,109	2,512	(403)	-16%
Bad debt (recovery)/expense	(512)	344	(856)	-249%
Depreciation and amortization expense	344	366	(22)	-6%
Loss on goodwill impairment	-	10,646	(10,646)	100%
Total operating expenses	2,447	14,608	(12,161)	-83%
Operating income/(loss)	(213)	(13,001)	12,788	-98%
Other income/(expenses):
Interest expense	(249)	(227)	(22)	10%

Change in fair value of Convertible Loan	166	(151)	317	-210%
Gain on settlement of obligations	1,565	40	1,525	3813%
Other income/(expense)	4	1	3	300%
Total other income/(expense)	1,486	(337)	1,823	-541%
Net income/(loss) before income taxes	1,273	(13,338)	14,611	-110%
Income tax (expense)/benefit	(1)	155	(156)	-101%
Net income/(loss)	$1,272	$(13,183)	$14,455	-110%

Sales

Sales increased by $1,300, or 35%, in the three months ended March 31, 2021 as compared to the same period in 2020, driven by sales of $1,019 during the three months ended March 31, 2021 of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three months ended March 31, 2021 related to annual contracts sold in prior periods), which launched in April 2020. There were no sales of Safe Space Solutions in the corresponding prior period. During the three months ended March 31, 2021, the expansion of a relationship with a pre-existing customer added approximately $1,162 as compared to the same period in 2020, partially offset by lower installation revenues in the period due to continued closures in certain market verticals, including movie theaters and sports venues.

Gross Profit

Gross profit increased $627, or 39%, from $1,607 during the three months ended March 31, 2020 to $2,234 for the three months ended March 31, 2021. Of the increase, $564, or 90% of the increase, was directly attributable to the increase in sales period over period, with the remaining increase the result of gross margin percent period-over-period to 44.6% from 43.4% as a result of increase in recurring revenues as a percent of total revenue.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $92, or 22%, in 2021 compared to 2020. The decrease was a result of reduced personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of COVID-19. We anticipate our sales personnel will maintain a reduced level of travel costs as compared to 2019 during the extended pandemic period and utilize virtual meeting technology more commonly moving forward, but that these costs will increase as compared to 2020 during the second half of 2021.

Research and Development Expenses

Research and development expenses decreased by $142, or 45%, in 2021 compared to 2020 as the result of a reduction in personnel costs during the period and a reallocation of certain internal resources away from research and development activities into revenue generating services and support activities.

General and Administrative Expenses

Total general and administrative expenses decreased by $403, or 16%, exclusive of the effects of bad debt expenses during the three months ended March 31, 2021 as compared to the same period in the prior year because of reductions of (a) $552 in personnel costs, including salaries, benefits, and travel-related expenses, and (b) $117 in rent expense following closure, downsizing, or restructuring of four leases during 2020, partially offset by an increase in stock compensation amortization expense of $233 related to incremental employee and directors’ awards granted during 2020 which are being amortized over a nineteen (19) month remaining vesting period based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020.

Bad Debt

Expenses related to the Company’s allowance for bad debts decreased by $856, or 249%, in 2021 compared to 2020. This decrease was primarily driven by a cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve during the three months ended June 30, 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $22, or 6%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020 and having no amortization recorded during the three months ended March 31, 2021.

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

Change in fair value of convertible loans

As of March 31, 2021, we utilized the assistance of a third-party valuation specialist to assist in updating our fair value analysis of the Convertible Loan, resulting in recognition of a $166 gain during the period from the change in fair value of the liability. We recognized a $151 loss related to the Convertible Loan during the three months ended March 31, 2020.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
Quarters ended	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	$5,004	$4,990	$5,107	$3,656	$3,704
Cost of sales	2,770	2,737	2,663	1,839	2,097
Gross profit	2,234	2,253	2,444	1,817	1,607
Operating expenses, excluding depreciation and amortization	2,103	2,886	2,489	3,081	3,596
Goodwill impairment	-	-	-	-	10,646
Loss on lease termination	-	18	-	-	-
Depreciation/amortization	344	351	377	380	366
Operating income (loss)	(213)	(1,002)	(422)	(1,644)	(13,001)
Other expenses/(income)	(1,486)	(379)	164	811	337
Income tax expense/(benefit)	1	(6)	(1)	4	(155)
Net income (loss)	1,272	$(617)	$(585)	(2,459)	(13,183)

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

	Quarters Ended
	March 31	December 31,	September 30,	June 30	March 31,
Quarters ended	2021	2020	2020	2020	2020
GAAP net income (loss)	$1,272	$(617)	$(585)	$(2,459)	$(13,183)
Interest expense:
Amortization of debt discount	72	85	85	84	85
Other interest, net	177	186	179	176	142
Depreciation/amortization:
Amortization of intangible assets	140	139	161	158	159
Amortization of finance lease assets	4	3	5	5	7
Amortization of share-based awards	512	250	248	100	19
Depreciation of property, equipment & software	200	209	212	216	200
Income tax expense/(benefit)	1	(6)	(1)	4	(155)
EBITDA	$2,378	249	$304	$(1,716)	$(12,726)
Adjustments
Change in fair value of Special Loan	(166)	(609)	-	551	151
Gain on settlement of obligations	(1,565)	(54)	(114)	(1)	(40)
Loss on disposal of assets	-	-	13	-	-
Loss on lease termination	-	18	-	-	-
Loss on goodwill impairment	-	-	-	-	10,646
Stock-based compensation – Director grants	27	27	25	19	31
Adjusted EBITDA	$674	(369)	$228	$(1,147)	$(1,939)

Liquidity and Capital Resources

We produced net income for the three months ended March 31, 2021 but incurred a net loss for the year ended December 31, 2020 and have negative cash flows from operating activities for both periods. As of March 31, 2021, we had cash and cash equivalents of $3,535 and a working capital surplus of $2,123.

On January 11, 2021, Creative Realities, Inc. received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the three months ended March 31, 2021.

On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor which provided for the issuance and sale by the Company of 800,000 shares of the Company’s common stock (the “Shares”), in a registered direct offering (the “Offering”) at a purchase price of $2.50 per Share, for gross proceeds of $2,000. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,849, which the Company intends to use for general corporate purposes. The closing of the Offering occurred on February 22, 2021.

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

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of a registered direct offering and remaining availability for incremental offerings under our previously registered Form S-3, (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, and (iv) our operational forecast through 2022, we can continue as a going concern through at least June 30, 2022. However, given our history of net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through June 30, 2022. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities during the three months ended March 31, 2021.

The Company’s suppliers of digital screens have informed the Company that, due to component shortages in the industry, such suppliers expect delays and increased costs for the Company to obtain digital screens necessary to fulfil and install the Company’s digital solutions. Historically, such digital screens have been readily available for purchase and delivery, to be purchased by the Company from distributors from such distributor’s existing inventory. Such delays will likely result in a longer sales cycles and prolonged periods in which the Company will be able to recognize revenues compared to historical time periods. The increased costs for such screens may also reduce the margins in which the Company has received on account of the purchase and installation of such screens as part the Company’s digital signage product offerings. Although we believe that such shortage will be alleviated in the future, the Company is not aware of how long such delays may exist, the effect such delays and increased demand may have on the cost to procure such digital screens, or the adverse impacts on our financial results.

Operating Activities

The cash flows used in operating activities were $21 and $117 for the period ended March 31, 2021 and March 31, 2020, respectively. We produced net income of income of $1,272 which was offset via addback of the gain on forgiveness of the Company’s PPP Loan in the amount of $1,552. Cash flows from operating activities were driven by increases of $661 and $225 in deferred revenues and inventories, respectively, offset by an increase of $1,491 in accounts receivable due in part to the settlement of a customer bankruptcy during the reporting period.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $115 compared to $268 during the same period in 2020. The use of cash in both periods represents payments made for capital assets, primarily related to the capitalization of both internal and external software development. We currently do not have any material commitments for capital expenditures as of March 31, 2021, nor do we anticipate capital expenditures in excess of our historical trends throughout the balance of the year.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $1,845 compared to net cash used in financing activities of $8 for the same period in 2020. On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of the Company’s common stock. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,849.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2021.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 10, 2021 and the risk factor set forth below. Such risks and uncertainties, including those set forth below, have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

A global shortage of semiconductor chips utilized in digital displays is adversely impacting the Company’s ability to procure hardware to sell and support its digital solutions, and it is unknown how long such shortage will occur.

There is currently a worldwide shortage of semiconductor chips and the Company’s suppliers of digital displays, the primary hardware component in the Company’s digital systems, have informed the Company that, due to component shortages in the industry, such suppliers expect delays and potentially increased costs for the Company to obtain digital displays necessary to fulfil and install the Company’s digital solutions. Historically, such digital displays have been readily available for purchase and delivery, to be purchased by the Company from distributors from such distributor’s existing inventory. Such delays will likely result in a longer sales cycles and prolonged periods in which the Company will be able to recognize revenues compared to historical time periods. The increased costs for such displays may also reduce the margins in which the Company has received on account of the purchase and installation of such displays as part the Company’s digital signage product offerings. Although we believe that such shortage will be alleviated in the future, the Company is not aware of how long such delays may exist, the effect such delays and increased demand may have on the cost to procure such digital screens, or the adverse impacts on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously reported in prior filings with the SEC, on February 20, 2020, Creative Realities, Inc. and Allure made a demand for arbitration against Christie Digital Systems, Inc. (“Seller”) for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Stock Purchase Agreement dated September 20, 2018. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. We did not pay the Amended and Restated Seller Note on its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment.

On May 13, 2021, the Company and Seller entered into a settlement agreement wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Amended and Restated Seller Note and a mutual release of all claims related to the Seller Note and sale transaction under the Allure Purchase Agreement and all related agreements. The Company expects to record a gain on settlement of obligations of $1,624 during the three months ended June 30, 2021.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Loan and Security Agreement by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed March 10, 2021)

10.2	Securities Purchase Agreement dated February 18, 2021 by and between Creative Realities, Inc. and purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on February 19, 2021)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated May 17, 2021

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 17, 2021	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer