Form 10-Q
period 2021-06-30
CREATIVE REALITIES, INC.
filed 2021-08-16
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2021, the registrant had 11,896,995 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,004	$1,826
Accounts receivable, net of allowance of $600 and $1,230, respectively	1,927	2,302
Unbilled receivables	3	41
Work-in-process and inventories, net	2,068	2,351
Prepaid expenses and other current assets	1,635	507
Total current assets	$8,637	$7,027
Operating lease right-of-use assets	755	931
Property and equipment, net	1,135	1,340
Intangibles, net	3,511	3,790
Goodwill	7,525	7,525
Other assets	12	5
TOTAL ASSETS	$21,575	$20,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$-	$1,637
Accounts payable	906	1,661
Accrued expenses	1,832	2,142
Deferred revenues	1,011	764
Customer deposits	597	770
Current maturities of operating and finance leases	277	359
Total current liabilities	$4,623	$7,333
Long-term Payroll Protection Program note payable	-	1,552
Long-term related party loans payable, net of $200 and $168 discount, respectively	4,470	4,436
Long-term related party convertible loans payable, at fair value	2,190	2,270
Long-term obligations under operating leases	478	584
Long-term accrued expenses	108	108
TOTAL LIABILITIES	$11,869	$16,283
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 11,877 and 10,924 shares issued and outstanding, respectively	118	109
Additional paid-in capital	59,777	56,712
Accumulated deficit	(50,189)	(52,486)
Total shareholders’ equity	$9,706	$4,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,575	$20,618

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales
Hardware	$1,296	$1,601	$4,112	$2,968
Services and other	1,981	2,055	4,169	4,392
Total sales	3,277	3,656	8,281	7,360
Cost of sales
Hardware	870	1,296	2,784	2,279
Services and other	532	543	1,388	1,657
Total cost of sales	1,402	1,839	4,172	3,936
Gross profit	1,875	1,817	4,109	3,424
Operating expenses:
Sales and marketing expenses	169	371	504	798
Research and development expenses	58	245	229	558
General and administrative expenses	1,666	1,960	3,775	4,473
Bad debt (recovery) / expense	49	505	(463)	848
Depreciation and amortization expense	344	380	688	746
Goodwill impairment	-	-	-	10,646
Total operating expenses	2,286	3,461	4,733	18,069
Operating loss	(411)	(1,644)	(624)	(14,645)

Other income (expenses):
Interest expense	(182)	(260)	(431)	(487)
Gain on settlement of obligations	1,628	1	3,193	41
Change in fair value of Convertible Loan	-	(551)	166	(702)
Other expense	(3)	(1)	1	-
Total other income / (expense)	1,443	(811)	2,929	(1,148)
Income/(loss) before income taxes	1,032	(2,455)	2,305	(15,793)
Benefit/(provision) for income taxes	(7)	(4)	(8)	151
Net income/(loss)	$1,025	$(2,459)	$2,297	$(15,642)
Basic earnings/(loss) per common share	$0.09	$(0.25)	$0.20	$(1.59)
Diluted earnings/(loss) per common share	$0.09	$(0.25)	$0.20	$(1.59)
Weighted average shares outstanding - basic	11,854	9,837	11,588	9,815
Weighted average shares outstanding - diluted	11,862	9,837	11,596	9,815

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income/(loss)	$2,297	$(15,642)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	688	746
Amortization of debt discount	101	169
Stock-based compensation	895	169
Shares issued for services	40	-
Gain on forgiveness of Paycheck Protection Program	(1,552)	-
Gain on settlement of Seller Note	(1,538)	-
Change in fair value of Convertible Loan	(166)	702
Deferred tax provision	-	(175)
Allowance for doubtful accounts	(30)	744
Increase in notes due to in-kind interest	310	199
Loss on goodwill impairment	-	10,646
Gain on settlement of obligations	(103)	(41)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	443	1,631
Inventories	283	(2,252)
Prepaid expenses and other current assets	(1,128)	(836)
Operating lease right-of-use assets, net	176	261
Other assets	(7)	(6)
Accounts payable	(742)	713
Deferred revenue	247	311
Accrued expenses	(220)	(414)
Deposits	(173)	418
Operating lease liabilities, non-current	(184)	(258)
Net cash used in operating activities	(363)	(2,915)
Investing activities
Purchases of property and equipment	(10)	(59)
Capitalization of third-party labor for software development	(102)	(172)
Capitalization of internal labor for software development	(92)	(177)
Net cash used in investing activities	(204)	(408)
Financing activities
Principal payments on finance leases	(4)	(14)
Proceeds from Paycheck Protection Program loan	-	1,552
Issuance of common stock – warrant exercise	-	121
Repayment of Seller Note	(100)	-
Proceeds from sale of shares via registered direct offering, net	1,849	-
Net cash provided by financing activities	1,745	1,659
Increase/(decrease) in Cash and Cash Equivalents	1,178	(1,664)
Cash and Cash Equivalents, beginning of period	1,826	2,534
Cash and Cash Equivalents, end of period	$3,004	$870

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three months ended June 30, 2021
Balance as of March 31, 2021	11,840,811	$118	$59,381	$(51,214)	$8,285
Shares issued for services	22,204	-	40	-	40
Shares issued to directors as compensation	13,664	-	25	-	25
Stock-based compensation	-	-	331	-	331
Net income	-	-	-	1,025	1,025
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Six months ended June 30, 2021
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Shares issued for services	22,204	-	40	-	40
Shares issued to directors as compensation	33,044	-	50	-	50
Stock-based compensation	-	-	845	-	845
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income	-	-	-	2,297	2,297
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three months ended June 30, 2020
Balance as of March 31, 2020	9,794,971	$98	$54,102	$(48,825)	$5,375
Stock-based compensation	-	-	100	-	100
Shares issued to directors as compensation	32,052	-	19	-	19
Exercise of warrants	27,600	-	121	-	121
Net loss	-	-	-	(2,459)	(2,459)
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Six months ended June 30, 2020
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Stock-based compensation	-	-	119	-	119
Shares issued to directors as compensation	52,477	-	50	-	50
Exercise of warrants	27,600	-	121	-	121
Net loss	-	-	-	(15,642)	(15,642)
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156

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

For the three months ended June 30, 2021 and 2020 we have recognized/(incurred) net income/(losses) of $1,025 and ($2,459), respectively. For the six months ended June 30, 2021 and 2020, we recognized/(incurred) net income/(losses) of $2,297 and ($15,642), respectively. As of June 30, 2021, we had cash and cash equivalents of $3,004 and a working capital surplus of $4,014.

On January 11, 2021, we received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the three months ended March 31, 2021.

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

On May 13, 2021, the Company and Christie Digital Systems, Inc. (“Seller”) entered into a settlement agreement with respect to the Amended and Restated Seller Note wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Amended and Restated Seller Note and a mutual release of all claims related to the Seller Note and sale transaction under the Allure Purchase Agreement and all related agreements. The settlement resulted in the Company recording a gain on settlement of obligations of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021.

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of the Offering and remaining availability for incremental offerings under our previously registered Form S-3 (including our current at-the-market offering), (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, (iv) the settlement of the Seller Note, and (v) our operational forecast through 2022, we can continue as a going concern through at least August 16, 2022. However, given our history of net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through August 16, 2022. We can provide no assurance that our ongoing operational efforts will be successful, which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities during the three and six months ended June 30, 2021.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials, net of reserve of $131 and $104, respectively	$1,912	$1,920
Inventory on consignment with distributors	11	208
Work-in-process	145	223
Total inventories	$2,068	$2,351

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of long-lived assets as of June 30, 2021 and concluded there were none.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,964,517 at June 30, 2021 were excluded from the computation of income/(loss) per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive. Diluted weighted average shares outstanding for the three and six-months ended June 30, 2021 included 8,333 options which were both exercisable and in-the-money as of June 30, 2021. Those options were included in the calculation of diluted earnings per share as of the beginning of the calculation period. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,309,998 at June 30, 2020 were excluded from the computation of income/(loss) per share due to the net loss in the period.

In calculating diluted earnings per share for the three and six months ended June 30, 2021 and 2020, in accordance with ASC 260, Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Convertible Loan as we have the intent and ability to settle the debt in cash.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2021 and December 31, 2020.

7. Goodwill

We follow the provisions of ASC 350, Intangibles – Goodwill and Other. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 7 Intangible Assets and Goodwill). We evaluated whether there were any triggering events for consideration of impairment of our goodwill as of June 30, 2021 and concluded there were none.

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

9. Leases

We account for leases in accordance with ASC 842, Leases, as amended.

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

None.

Not yet adopted

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Hardware	$1,296	$1,601	$4,112	$2,968

Services:
Installation Services	497	463	1,072	1,332
Software Development Services	93	37	367	179
Managed Services	1,391	1,555	2,730	2,881
Total Services	1,981	2,055	4,169	4,392

Total Hardware and Services	$3,277	$3,656	$8,281	$7,360

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of June 30, 2021 and 2020 were $0.

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

As discussed in Note 8 Loans Payable, the Convertible Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Convertible Loan. As of June 30, 2021, we utilized a discounted cash flow analysis in updating our fair value analysis of the Convertible Loan, resulting in recognition of a $0 and $166 gain during the three and six-months ended June 30, 2021, respectively, from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet. The Company recorded a $551 and $702 loss during the same periods in 2020, respectively, related to the fair value of the Special Loan.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2021	2020
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes, net	$20	$2

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,526	$4,635	3,400
Customer relationships	3,960	1,596	5,330	2,870
Trademarks and trade names	640	602	1,020	925
	9,235	5,724	10,985	7,195
Accumulated amortization	5,724		7,195
Net book value of amortizable intangible assets	$3,511		$3,790

For the three months ended June 30, 2021 and 2020, amortization of intangible assets charged to operations was $139 and $158, respectively. For the six months ended June 30, 2021 and 2020 amortization of intangible assets charged to operations was $279 and $317, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. There were no indicators of impairment as of or during the three and six months ended June 30, 2021.

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

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of June 30, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
G	3/7/2021	4,670	3/31/2023	649,965	8.0% interest(1)
H	3/7/2021	2,356	3/31/2023	-	10.0% interest(1)
	Total debt, gross	7,026		649,965
	Fair value (H)	(166)
	Total debt, gross	6,860
	Debt discount	(200)
	Total debt, net	$6,660
	Less current maturities	-
	Long term debt	$6,660

As of December 31, 2020
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	N/A	-	0.0% interest
B	1/16/2018	1,085	3/31/2023	61,729	10.0% interest
C	8/17/2016	3,255	3/31/2023	588,236	10.0% interest
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,177	3/31/2023	-	10.0% interest
F	4/27/2020	1,552	4/27/2022	-	1.0% interest
	Total debt, gross	9,970		649,965
	Fair value (E)	93
	Total debt, gross	10,063
	Debt discount	(168)
	Total debt, net	$9,895
	Less current maturities	(1,637)
	Long term debt	$8,258

A – Secured Disbursed Escrow Promissory Note with related party

B – Secured Revolving Promissory Note with related party

C – Term Loan with related party

D – Amended and Restated Seller Note from acquisition of Allure

E – Secured Convertible Special Loan Promissory Note, at fair value

F – Paycheck Protection Program Loan from Small Business Administration

G – New Term Loan with related party

H – Convertible Loan with related party, at fair value

(1)	Interest is paid-in-kind (“PIK”) through October 2021, at which point interest becomes payable in cash.

SBA Paycheck Protection Program Loan

On April 27, 2020, the Company entered into a Promissory Note with Old National Bank (the “Promissory Note”), which provided for an unsecured loan of $1,552 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act and applicable regulations (the “CARES Act”). The Promissory Note had a term of two years with a 1% per annum interest rate.

On January 11, 2021, the Company received a notice from Old National Bank that the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the six months ended June 30, 2021.

Amended and Restated Loan and Security Agreement

On March 7, 2021, the Company refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Company. The maturity date (“Maturity Date”) on the outstanding debt and new debt was extended to March 31, 2023. The Credit Agreement (i) provides $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

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

The Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%. On May 17, 2021, the Company’s stockholders approved the issuance of Shares in excess of the Exchange Limitations.

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

We evaluated the Credit Agreement in accordance with ASC 470 Debt. The New Term Loan was accounted for as a modification, resulting in recording of $133 of incremental debt discount which will be amortized straight-line over the remaining life of the debt. We recorded a net gain of $26 via the extinguishment of the Special Loan, which was recorded as additional paid in capital in the Statement of Shareholders Equity given the transaction was with a related party, Slipstream. We expensed $69 of costs incurred with third parties as a result of extinguishment of the Special Loan, modification of the New Term Loan, and extinguishment of the Disbursed Escrow Loan.

Loan and Security Agreement History

Ninth, Tenth, Eleventh, Twelfth, and Thirteenth Amendment; Modification of Conversion Date of Special Loan under Loan and Security Agreement

On February 28, 2021, January 31, 2021, December 31, 2020, November 30, 2020, and September 29, 2020, the Company entered into amendments to Loan and Security Agreement with its subsidiaries and Slipstream to amend the automatic conversion date of the Special Loan. Each amendment extended the automatic conversion date of the Special Loan. The Company paid no fees in exchange for these extensions.

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018, we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bears no interest. Upon entry into the Credit Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance with the Statement of Shareholders Equity during the three months ended March 31, 2021.

Amended and Restated Seller Note from acquisition of Allure

The Amended and Restated Seller Note represented a note payable due from Allure to Seller, under a pre-existing Seller Note which was amended and restated to a reduced amount of $1,637 through the Stock Purchase Agreement and a subsequent net working capital adjustment. That debt accrued interest at 3.5% per annum, and required us to make quarterly payments of interest only through February 19, 2020, on which date the promissory note matured and all remaining amounts owing thereunder became due.

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

As a result of this settlement, the full principal amount of the Seller Note and the accrued interest have been eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of Allure for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer.

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. These suits remain in the early stages of litigation and, as a result, the outcome of the suit and the allocation of liability, if any, remain unclear, so the Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recover, if any, at the time of this filing.

The Company has notified its insurance company on notice of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of August 16, 2021, and there were no other such proceedings pending during the period covered by this Report.

Settlement of obligations

During the six months ended June 30, 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, and (ii) the Company settled the Amended and Restated Seller Note and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021.

During the three and six months ended June 30, 2021 and 2020, the Company settled and/or wrote off obligations of $15 and $59, respectively, for aggregate cash payments of $2 and $19, respectively, resulting in recognition of a gain on settlement of $13 and $40, respectively.

Employee-related Expenses

During the three months ended March 31, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during the three months ended June 30, 2020. There were no comparable activities during the three or six months ended June 30, 2021.

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable, we have the following related party transactions.

33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), is a customer of both equipment and services from the Company. For the three and six months ended June 30, 2021, the Company had sales to 33 Degrees of $171, or 5.2%, and $282, or 3.4%, respectively, of consolidated revenue. For the three and six months ended June 30, 2020, the Company had sales to 33 Degrees of $291, or 8.0%, and $791, or 10.7%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $21, or 0.9%, and $40, or 1.2% of consolidated accounts receivable at June 30, 2021 and December 31, 2020, respectively.

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

For the three and six-months ended June 30, 2021, we reported tax expense of $7 and $8, respectively. As of June 30, 2021, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2020.

NOTE 12: WARRANTS

A summary of outstanding warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2021	4,426,900	$4.62	2.83
Warrants issued	-	-	-
Warrants expired	(67,859)	5.76	-
Balance June 30, 2021	4,359,041	$4.56	2.11

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,525,000	8.92	$2.52	508,333	$2.52
$3.01 - $7.50	184,830	4.85	$6.72	168,163	$6.64
$7.51+	103,979	3.95	11.74	99,187	$11.89
	1,813,809	8.22	$3.48	775,683

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	8.93	$2.53	-	$-
	800,000	8.93	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2020	1,813,809	$3.48	800,000	$2.53
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance, June 30, 2021	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.5 years as of June 30, 2021.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

On June 1, 2020 the Board of Directors of the Company granted 10-year options to purchase an aggregate of 2,380,000 shares of its common stock to employees of the Company subject to shareholder approval of an increase in the reserve of shares authorized for issuance under the Company’s 2014 Stock Incentive Plan (as amended, the “Plan”). On July 10, 2020, the Company held a special meeting of the Company’s shareholders at which the shareholders approved the amendment to the Plan, which increased the reserve of shares authorized for issuance thereunder to 6,000,000 shares.

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

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified revenue and EBITDA targets will be assessed quarterly by the Company in order to determine whether any compensation expense should be recorded.

During the three months ended March 31, 2021, the Company deemed it probable that the Company would achieve the EBITDA target for Calendar Year 2021 and recorded catch-up compensation expense in the Consolidated Statement of Operations with respect to these awards of $263 during the three months ended March 31, 2021. These awards have not yet vested and are subject to actual results for the full fiscal year 2021. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed. The Company recorded $79 during the three months ended June 30, 2021 and anticipates recording $79 in each subsequent quarter of 2021 related to the EBITDA target for Calendar Year 2020 and 2021 portion of these awards.

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

Employee Awards

Compensation expense recognized for the issuance of stock options, inclusive of performance-restricted stock options, for the three and six months ended June 30, 2021 of $356 and $895, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options for the three and six months ended June 30, 2020 of $19 and $119, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

As of June 30, 2021, there was approximately $1,861 and $1,157 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. As of June 30, 2020, there was approximately $3,014 and $1,499 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

During the three months ended June 30, 2021, the Company engaged certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided. The Company recorded $40 in compensation expense during the period in exchange for issuance of 22,204 shares.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two (2) customers that in the aggregate accounted for 32.9% and 42.6% of accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

We had three (3) and two (2) customers that accounted for 44.0% and 27.0% of revenue for the three months ended June 30, 2021 and 2020, respectively. We had two (2) customers that accounted for 37.4% and 22.5% of revenue for the six months ended June 30, 2021 and 2020, respectively.

Significant Vendors

We had two (2) vendors that accounted for 22.7% and 47.0% of outstanding accounts payable at June 30, 2021 and December 31, 2020, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Finance lease cost
Amortization of right-of-use assets	$4	$12
Interest	-	1
Operating lease cost	179	343
Total lease cost	$183	$356

Weighted Average Remaining Lease Term
Operating leases	3.3 years	3.0 years
Finance leases	-	1.0 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	-	14.0%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

(in thousands)	Operating Leases
The remainder of 2021	$151
2022	300
2023	297
2024	87
Thereafter	79
Total undiscounted cash flows	914
Less imputed interest	$(159)
Present value of lease liabilities	$755

Supplemental cash flow information related to leases are as follows:

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$176	$171
Operating cash flows from finance leases	4	2
Financing cash flows from finance leases	(4)	12

NOTE 16: EMPLOYEE RETENTION CREDITS

The CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, businesses who were provided SBA PPP Loans under the CARES Act were ineligible for the ERC. Following enactment of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, such businesses became retroactively eligible for the ERC.

As a result of the foregoing legislation, the Company is eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that the Company pays to employees between December 31, 2020 and June 30, 2021. Qualified wages are limited to $10 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7 per calendar quarter in 2021.

As a result of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Company is now eligible to make ERC claims for each quarter in 2020 and 2021, subject to the other eligibility requirements.

The ERC was extended and expanded in March 2021 through December 31, 2021, as part of the American Rescue Plan Act of 2021 (“ARPA”). Under the CARES Act, the amount of credit was fifty percent (50%) of qualified wages paid to the employee plus the employer cost to provide health benefits. Under the Consolidated Appropriations Act of 2021, eligible employers can claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages they pay to employees after December 31, 2020, through June 30, 2021. The ARPA allows employers to retain a seventy percent (70%) credit for qualified wages paid between July 1, 2021, and December 31, 2021, including the cost to provide health benefits.

The Company qualified for the ERC beginning on March 13, 2020 (the earliest eligibility date) through June 30, 2021 (the most recent assessment date).

During the three months ended June 30, 2021, the Company recorded an ERC totaling $1,237, representing $396, $412, and $429 for credits earned for wages paid in 2020, the first quarter of 2021, and the second quarter of 2021, respectively. The Company filed Form 941-X with the IRS for each quarter of 2020 and the first quarter of 2021. Credits for the second quarter of 2021 were claimed on the Company’s original Form 941. The Company has recorded these amounts as receivable within prepaid and other currents assets within the Condensed Consolidated Balance Sheet as of June 30, 2021.

During the three months ended June 30, 2021, the $1,237 of ERCs were included as a reduction in payroll taxes within the Condensed Consolidated Statement of Operations and allocated to the financial statement caption from which the employee taxes were originally incurred. As a result, the Company recorded a reduction in expenses of $400, $182, $147, and $508 in Cost of Goods – Services, Sales and Marketing Expenses, Research and Development Expenses, and General and Administrative Expenses, respectively, for the three months ended June 30, 2021.

The Company would qualify for an ERC for each remaining quarter during 2021 in which the Company experiences a “significant decline in gross receipts,” defined as quarterly gross receipts that are less than eighty percent (80%) of its gross receipts for the same calendar quarter in 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020 and Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on March 10, 2021 and May 17, 2021, respectively.

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

Overview

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology solutions to a broad range of companies, individual brands, enterprises, and organizations throughout the United States and in certain international markets. We have expertise in a broad range of existing and emerging digital marketing technologies across a variety of strategic vertical markets, as well as the related media management and distribution software platforms and networks, device and content management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include: digital merchandising systems and omni-channel customer engagement systems; content creation, production and scheduling programs and systems; a comprehensive series of recurring maintenance, support, and field service offerings; interactive digital shopping assistants, advisors and kiosks; and, other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers.

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

We primarily generate revenue in our business by:

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

While we have experienced an intense curtail in current customer demand, our long-term outlook for the digital signage industry remains strong. We are seeing the digital signage industry experiencing continued consolidation, and believe that those companies able to scale and enhance profitability will emerge as the enterprise-level providers within our industry after the COVID-19 pandemic and consolidations.

Semiconductor Chip Shortage

The Company’s suppliers of digital displays, the primary hardware component in the Company’s digital systems, have informed the Company that, due to semiconductor chip shortages in the industry, such suppliers expect delays and potentially increased costs for the Company to obtain digital displays necessary to fulfill and install the Company’s digital solutions. Historically, such digital displays have been readily available for purchase and delivery, to be purchased by the Company from distributors from such distributor’s existing inventory. Such delays will likely result in a longer sales cycles and prolonged periods in which the Company will be able to recognize revenues compared to historical time periods. The increased costs for such displays may also reduce the margins in which the Company has received on account of the purchase and installation of such displays as part the Company’s digital signage product offerings. Although we believe that such shortage will be alleviated by the end of the calendar year, the Company is unable to confirm how long such delays may exist, the effect such delays and increased demand may have on the cost to procure such digital screens, or the adverse impacts on our financial results.

Safe Space Solutions

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, LLC (“InReality”), for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. Although we have experience in providing customers digital integration solutions, our launch of the Thermal Mirror involves the development, marketing and sale of a new product to new customers involving a joint effort with InReality. The product also uses hardware and technologies that have not been used with our other customers. Throughout the course of the remainder of 2020 and thus far through 2021, the Company and InReality have continued to develop incremental use cases and have launched a suite of Safe Space Solutions products addressing this market, each of which operate consistently with our primary business model in that they represent a sale of hardware and a SaaS-based subscription license services contract. During the three and six months ended June 30, 2021, the Company generated revenue of $419 and $1,438, respectively, from our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three and six months ended June 30, 2021 related to annual contracts sold in prior periods). During the three and six months ended June 30, 2020, the Company generated revenue of $529 and $529, respectively, from of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three and six months ended June 30, 2020 related to annual contracts sold in prior periods).

Although these products and our launch have been successful, the Company retains some level of risk related to the ultimate recovery of our initial investment into the inventory acquired to launch and support these products.

Settlement of Seller Note

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

Our Sources of Revenue

We primarily generate revenue through digital marketing solution sales, which include system hardware, professional and implementation services, software design and development, software licensing, deployment, and maintenance and support services.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended June 30,		Change
	2021	2020		%
Sales	$3,277	$3,656	$(379)	-10%
Cost of sales	1,402	1,839	(437)	-24%
Gross profit	1,875	1,817	58	3%
Sales and marketing expenses	169	371	(202)	-54%
Research and development expenses	58	245	(187)	-76%
General and administrative expenses	1,666	1,960	(294)	-15%
Bad debt expense	49	505	(456)	-90%
Depreciation and amortization expense	344	380	(36)	-9%
Total operating expenses	2,286	3,461	(1,175)	-34%
Operating (loss)	(411)	(1,644)	1,233	-75%
Other income/(expenses):
Interest expense	(182)	(260)	78	-30%
Change in fair value of Convertible Loan	-	(551)	551	-100%
Gain on settlement of debt	1,628	1	1,627	162,700%
Other income/(expense)	(3)	(1)	(2)	200%
Total other income/(expense)	1,443	(811)	2,254	278%
Net income/(loss) before income taxes	1,032	(2,455)	3,487	-142%
Provision from income taxes	(7)	(4)	(3)	75%
Net income/(loss)	$1,025	$(2,459)	3,484	-142%

Sales

Sales decreased by $379, or 10%, during the three months ended June 30, 2021 as compared to the same period in 2020 primarily driven by a reduction of $305 in hardware sales resulting from limited supply chain availability of semiconductor chips delaying the delivery of digital displays and media players to the Company. The supply disruption for digital displays prevented the Company from delivery of hardware and execution of installation activities during the quarter. As of June 30, 2021, the Company had customer purchase orders for equipment and installation activities in excess of $1,800 which were delayed as a result of product availability. The Company expects to experience continued disruptions and delays related to fulfillment of inventory purchases from vendors throughout the remainder of 2021, which may impact our results for the remainder of 2021. We expect a full recovery in the timely availability of equipment during the first half of 2022. During the three months ended June 30, 2021 and 2020, of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three months ended June 30, 2021 related to annual contracts sold in prior periods), were $419 and $529, respectively.

Gross Profit

Gross profit increased $58, or 3% during the three months ended June 30, 2021 as compared to the same period in 2020 driven by the decrease in sales but offset by an increase in gross profit margin. Gross profit margin increased to 57.2% in 2021 from 49.7% during the same period in 2020. The increase in gross profit margin is the result of a decrease in hardware revenue as a percentage of total revenue, which generates lower gross profit than services revenue. High gross profit margin from services revenues were driven by headcount reductions in personnel servicing customers as a result of cost reductions executed throughout 2020.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $202, or 54%, in 2021 compared to 2020. The decrease was driven by $182 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021. The remaining reduction was the result of reduced personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate our sales personnel will maintain a reduced level of travel costs as compared to 2019 during the extended COVID-19 pandemic period and utilize virtual meeting technology more commonly moving forward, but that these costs will increase as compared to 2020 during the second half of 2021.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development decreased by $187, or 76%, in 2021 compared to 2020. The decrease was driven by $147 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the three months ended June 30, 2021. The remaining reduction was the result of reduced personnel costs.

General and Administrative Expenses

Total general and administrative expenses decreased by $294, or 15%, in 2021 compared to 2020. The decrease was driven by $508 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021. Excluding the consideration of those tax credits recorded in the period, total general and administrative expenses increased $214, or 11%, during the six months ended June 30, 2021 as compared to the same period in 2020 driven primarily by an increase of $237 in non-cash stock compensation expenses from employee stock option awards with time and performance-based vesting.

Bad Debt

Expenses related to the Company’s allowance for bad debts decreased by $456, or 90%, in 2021 compared to 2020. The 2020 increase was the result of recording a reserve of $502 related to a customer bankruptcy filing during the three months ended June 30, 2020. The Company ultimately recovered $555 from this customer during 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $36, or 9%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020, while no amortization was recorded during the three months ended June 30, 2021.

Interest Expense; Change in fair value of Convertible Loan

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

As of June 30, 2021 and 2020, we updated our fair value analysis of the Convertible Loan, resulting in recognition of a $0 and $551 loss during the three months ended June 30, 2021 and 2020, respectively.

Gain on Settlement of Debt

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

As a result of this settlement, the full principal amount of the Amended and Restated Seller Note and the accrued interest have been eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the six months ended June 30,		Change
	2021	2020		%
Sales	$8,281	$7,360	$921	13%
Cost of sales	4,172	3,936	236	6%
Gross profit	4,109	3,424	685	20%
Sales and marketing expenses	504	798	(294)	-37%
Research and development expenses	229	558	(329)	-59%
General and administrative expenses	3,775	4,473	(698)	-16%
Bad debt expense/(recovery)	(463)	848	(1,311)	-155%
Depreciation and amortization expense	688	746	(58)	-8%
Goodwill impairment	-	10,646	(10,646)	-100%
Total operating expenses	4,733	18,069	(13,336)	-74%
Operating (loss)	(624)	(14,645)	14,021	-96%
Other income/(expenses):
Interest expense	(431)	(487)	56	-11%
Change in fair value of Convertible Loan	166	(702)	868	-124%
Gain on settlement of debt	3,193	41	3,152	7,688%
Other income/(expense)	1	-	1	100%
Total other income/(expense)	2,929	(1,148)	4,077	-355%
Net income/(loss) before income taxes	2,305	(15,793)	18,098	-115%
Provision from income taxes	(8)	151	(159)	-105%
Net income/(loss)	$2,297	$(15,642)	17,939	-115%

Sales

Sales increased by $921, or 13%, in the six months ended June 30, 2021 as compared to the same period in 2020 driven by sales of $1,438 during the six months ended June 30, 2021 of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the six months ended June 30, 2021 related to annual contracts sold in prior periods), which launched in April 2020. Safe Space Solutions products had no sales in the three months ended March 31, 2020 and $529 during the three months ended June 30, 2020. The increase in sales during the period were constrained from further growth due to limited supply chain availability of semiconductor chips delaying the delivery of digital displays and media players to the Company. The supply disruption for digital displays prevented the Company from delivery of hardware and execution of installation activities during the quarter. As of June 30, 2021, the Company had customer purchase orders for equipment and installation activities in excess of $1,800 which were delayed as a result of product availability. The Company expects to experience continued disruptions and delays related to fulfillment of inventory purchases from vendors throughout the remainder of 2021, which may impact our results for the remainder of 2021. We expect a full recovery in the timely availability of equipment during the first half of 2022.

Gross Profit

Gross profit increased $685, or 20%, during the six months ended June 30, 2021 as compared to the same period in 2020, driven by both an increase in sales, which contributed $428 of incremental gross profit on a constant gross profit margin basis, and an increase in gross profit margin, which contributed $257 of incremental gross profit. Gross profit margin increased to 49.6% from 46.5% driven primarily by increased hardware margins of 32.3% in the six months ended June 30, 2021 as compared to 23.2% for the comparable period in 2020. The increases in hardware margin in the current year were driven by increased purchasing power with distributors as our purchases of digital displays have increased, driving a total increase in hardware revenue of $1,144, or 39%.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $294, or 37%, in 2021 compared to 2020. The decrease was driven by $182 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021. The remaining reduction was the result of reduced personnel costs, combined with reduced spend on trade show activity and related travel costs following the cancellation of several key industry events as a result of the COVID-19 pandemic. We anticipate our sales personnel will maintain a reduced level of travel costs as compared to 2019 during the extended COVID-19 pandemic period and utilize virtual meeting technology more commonly moving forward, but that these costs will increase as compared to 2020 during the second half of 2021.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development decreased by $329, or 59%, in 2021 compared to 2020. The decrease was driven by $147 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021. The remaining reduction was the result of reduced personnel costs following the reduction of personnel and salary reductions implemented throughout 2020.

General and Administrative Expenses

Total general and administrative expenses decreased by $698, or 16%, in 2021 compared to 2020. The decrease was driven by $508 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021. Excluding the consideration of those Employee Retention Credits recorded in the period, total general and administrative expenses decreased $190, or 4%, during the six months ended June 30, 2021 as compared to the same period in 2020 because of reductions of (a) $335 in personnel costs, including salaries, benefits, and travel-related expenses, (b) $209 in rent expense following closure, downsizing, or restructuring of four leases during 2020, and (c) reductions in legal expenses of $152 following settlement of the Amended and Restated Seller Note, partially offset by an increase in stock compensation amortization expense of $726 related to incremental employee and directors’ awards granted during 2020 which are being amortized over a nineteen (19) month remaining vesting period based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020.

Bad Debt

Expenses related to the Company’s allowance for bad debts decreased by $1,311, or 155%, for the six months ended June 30, 2021 compared to 2020. This decrease was primarily driven by a cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve during the three months ended June 30, 2020.

Goodwill impairment

See Note 7 Intangible Assets, Including Goodwill to the Condensed Consolidated Financial Statements for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $58, or 8%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020, while no amortization was recorded during the six months ended June 30, 2021.

Interest Expense; Change in fair value of Convertible Loan

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

As of June 30, 2021 and 2020, we updated our fair value analysis of the Convertible Loan, resulting in recognition of a $0 and $702 loss during the six months ended June 30, 2021 and 2020, respectively.

Gain on Settlement of Debt

On January 11, 2021, the Company received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the three months ended March 31, 2021.

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

As a result of this settlement, the full principal amount of the Amended and Restated Seller Note and the accrued interest have been eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
Quarters ended	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net sales	$3,277	$5,004	$4,990	$5,107	$3,656
Cost of sales	1,402	2,770	2,737	2,663	1,839
Gross profit	1,875	2,234	2,253	2,444	1,817
Operating expenses, excluding depreciation and amortization	1,942	2,103	2,886	2,489	3,081
Depreciation/amortization	344	344	351	377	380
Operating income (loss)	(411)	(213)	(1,002)	(422)	(1,644)
Other expenses/(income)	1,443	(1,486)	(379)	164	811
Income tax expense/(benefit)	7	1	(6)	(1)	4
Net income (loss)	1,025	$1,272	$(617)	$(585)	(2,459)

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of the Company in evaluating our results of operations on an ongoing basis. We believe that earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA, which is calculated by removing the impact of non-recurring and primarily non-cash transactions from EBITDA, has been provided. Neither EBITDA nor Adjusted EBITDA should be considered as an alternative to net loss/income as an indicator of performance, or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, neither EBITDA nor Adjusted EBITDA takes into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP.

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
Quarters ended	2021	2021	2020	2020	2020
GAAP net income (loss)	$1,025	$1,272	$(617)	$(585)	$(2,459)
Interest expense:
Amortization of debt discount	29	72	85	85	84
Other interest, net	153	177	186	179	176
Depreciation/amortization:
Amortization of intangible assets	139	140	139	161	158
Amortization of finance lease assets	-	4	3	5	5
Amortization of share-based awards	329	512	250	248	100
Depreciation of property, equipment & software	205	200	209	212	216
Income tax expense/(benefit)	7	1	(6)	(1)	4
EBITDA	$1,887	2,378	249	$304	$(1,716)
Adjustments
Change in fair value of Special Loan	-	(166)	(609)	-	551
Gain on settlement of obligations	(1,628)	(1,565)	(54)	(114)	(1)
Loss on disposal of assets	-	-	-	13	-
Loss on lease termination	-	-	18	-	-
Stock-based compensation – Director grants	27	27	27	25	19
Adjusted EBITDA	$286	674	(369)	$228	$(1,147)

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash flows used in operating activities were $363 and $2,915 for the six months ended June 30, 2021 2020, respectively. We produced net income during the six months ended June 30, 2021 of $2,297, which was primarily reduced via addback of the gain on forgiveness of the Company’s PPP Loan in the amount of $1,552 and gain on the settlement of obligations in the amount of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during the three months ended June 30, 2021.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $204 compared to $408 during the same period in 2020. The use of cash in both periods represents payments made for capital assets, primarily related to the capitalization of both internal and external software development. We currently do not have any material commitments for capital expenditures as of June 30, 2021; however, we anticipate an increase in our capital expenditures of approximately $900 in excess of our historical trends throughout the balance of 2021 to maintain and enhance the software platform for our customers and to enhance revenue generating activities through the platform.

Financing Activities

Net cash provided by financing activities during the six months ended June, 2021 and 2020 were $1,745 and $1,659, respectively. On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of the Company’s common stock. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,849. These proceeds were partially offset by the settlement payment of $100 on the Seller Note. The 2020 proceeds were driven by the Company’s receipt of a $1,552 Paycheck Protection Program loan and the exercise of 27,600 warrants during the three months ended June 30, 2020.

On March 7, 2021, the Company refinanced its current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to an Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Company. The maturity date (“Maturity Date”) on the outstanding debt and new debt was extended to March 31, 2023. The Credit Agreement (i) provides $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

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

The Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%. On May 17, 2021, the Company’s stockholders approved the issuance of Shares in excess of the Exchange Limitations.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2021, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 10, 2021 and our Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Earnings Release

On August 16, 2021, the Company issued a press release announcing its financial condition and results of operations for the three months ended June 30, 2021. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated August 16, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 16, 2021	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer