Form 10-Q
period 2021-09-30
CREATIVE REALITIES, INC.
filed 2021-11-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2021, the registrant had 11,937,980 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,772	$1,826
Accounts receivable, net of allowance of $489 and $1,230, respectively	2,591	2,302
Unbilled receivables	180	41
Work-in-process and inventories, net	1,952	2,351
Prepaid expenses and other current assets	1,517	507
Total current assets	$9,012	$7,027
Operating lease right-of-use assets	712	931
Property and equipment, net	1,155	1,340
Intangibles, net	3,372	3,790
Goodwill	7,525	7,525
Other assets	5	5
TOTAL ASSETS	$21,781	$20,618
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$-	$1,637
Short-term related party convertible loans payable, at fair value	1,209	-
Accounts payable	1,554	1,661
Accrued expenses	1,694	2,142
Deferred revenues	770	764
Customer deposits	368	770
Current maturities of operating and finance leases	283	359
Total current liabilities	$5,878	$7,333
Long-term Payroll Protection Program note payable	-	1,552
Long-term related party loans payable, net of $171 and $168 discount, respectively	4,595	4,436
Long-term related party convertible loans payable, at fair value	1,042	2,270
Long-term obligations under operating leases	472	584
Long-term accrued expenses	29	108
TOTAL LIABILITIES	$12,016	$16,283
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 11,919 and 10,924 shares issued and outstanding, respectively	119	109
Additional paid-in capital	60,178	56,712
Accumulated deficit	(50,532)	(52,486)
Total shareholders’ equity	$9,765	$4,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,781	$20,618

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales
Hardware	$2,215	$2,850	$6,327	$5,818
Services and other	2,538	2,257	6,707	6,649
Total sales	4,753	5,107	13,034	12,467
Cost of sales
Hardware	1,588	1,882	4,372	4,161
Services and other	818	781	2,206	2,438
Total cost of sales	2,406	2,663	6,578	6,599
Gross profit	2,347	2,444	6,456	5,868
Operating expenses:
Sales and marketing expenses	330	411	834	1,209
Research and development expenses	226	229	455	787
General and administrative expenses	1,848	1,849	5,623	6,340
Bad debt (recovery) / expense	-	-	(463)	830
Depreciation and amortization expense	347	377	1,035	1,123
Goodwill impairment	-	-	-	10,646
Total operating expenses	2,751	2,866	7,484	20,935
Operating loss	(404)	(422)	(1,028)	(15,067)

Other income / (expenses):
Interest expense	(186)	(265)	(617)	(752)
Gain on settlement of obligations	256	114	3,449	155
Change in fair value of Convertible Loan	-	-	166	(702)
Other expense	(8)	(13)	(7)	(13)
Total other income / (expense)	62	(164)	2,991	(1,312)
Income/(loss) before income taxes	(342)	(586)	1,963	(16,379)
Benefit/(provision) for income taxes	(1)	1	(9)	152
Net income/(loss)	$(343)	$(585)	$1,954	$(16,227)
Basic earnings/(loss) per common share	$(0.03)	$(0.06)	$0.17	$(1.63)
Diluted earnings/(loss) per common share	$(0.03)	$(0.06)	$0.17	$(1.63)
Weighted average shares outstanding - basic	11,897	10,312	11,692	9,977
Weighted average shares outstanding - diluted	11,897	10,312	11,692	9,977

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income/(loss)	$1,954	$(16,227)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	1,035	1,123
Amortization of debt discount	130	254
Stock-based compensation	1,252	442
Shares issued for services	85	-
Gain on forgiveness of Paycheck Protection Program	(1,552)	-
Gain on settlement of Seller Note	(1,538)	-
Change in fair value of Convertible Loan	(166)	702
Deferred tax benefit	-	(175)
Allowance for doubtful accounts	(274)	701
Increase in notes due to in-kind interest	467	356
Loss on goodwill impairment	-	10,646
Loss on disposal of assets	-	13
Gain on settlement of obligations	(359)	(135)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(154)	523
Inventories	399	(2,283)
Prepaid expenses and other current assets	(1,010)	(99)
Operating lease right-of-use assets, net	219	411
Other assets	-	133
Accounts payable	(94)	214
Deferred revenue	6	244
Accrued expenses	(181)	(664)
Deposits	(402)	120
Operating lease liabilities, non-current	(184)	(409)
Net cash used in operating activities	(367)	(4,110)
Investing activities
Purchases of property and equipment	(10)	(161)
Capitalization of labor for software development	(422)	(398)
Net cash used in investing activities	(432)	(559)
Financing activities
Principal payments on finance leases	(4)	(18)
Proceeds from Paycheck Protection Program loan	-	1,552
Issuance of common stock – warrant exercise	-	121
Repayment of Seller Note	(100)	-
Proceeds from sale of shares via registered direct offering, net	1,849	1,335
Net cash provided by financing activities	1,745	2,990
Increase/(decrease) in Cash and Cash Equivalents	946	(1,679)
Cash and Cash Equivalents, beginning of period	1,826	2,534
Cash and Cash Equivalents, end of period	$2,772	$855

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three months ended September 30, 2021
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706
Shares issued for services	31,257	-	45	-	45
Shares issued to directors as compensation	11,524	1	25	-	26
Stock-based compensation	-	-	331	-	331
Net income / (loss)	-	-	-	(343)	(343)
Balance as of September 30, 2021	11,919,460	$119	$60,178	$(50,532)	$9,765

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Nine months ended September 30, 2021
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Shares issued for services	53,461	1	84	-	85
Shares issued to directors as compensation	44,568	-	75	-	75
Stock-based compensation	-	-	1,177	-	1,177
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income / (loss)	-	-	-	1,954	1,954
Balance as of September 30, 2021	11,919,460	$119	$60,178	$(50,532)	$9,765

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three months ended September 30, 2020
Balance as of June 30, 2020	9,854,623	$98	$54,342	$(51,284)	$3,156
Stock-based compensation	-	-	248	-	248
Shares issued to directors as compensation	10,044	-	25	-	25
Shares issued through at-the-market offering	578,183	6	1,329	-	1,335
Net income / (loss)	-	-	-	(585)	(585)
Balance as of September 30, 2020	10,442,850	$104	$55,944	$(51,869)	$4,179

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Nine months ended September 30, 2020
Balance as of December 31, 2019	9,774,546	$98	$54,052	$(35,642)	$18,508
Shares issued to directors as compensation	62,521	-	74	-	74
Stock-based compensation	-	-	368	-	368
Shares issued through at-the-market offering	578,183	6	1,329	-	1,335
Exercise of warrants	27,600	-	121	-	121
Net income / (loss)	-	-	-	(16,227)	(16,227)
Balance as of September 30, 2020	10,442,850	$104	$55,944	$(51,869)	$4,179

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

For the three months ended September 30, 2021 and 2020 we incurred net losses of $343 and $585, respectively. For the nine months ended September 30, 2021 and 2020, we recognized/(incurred) net income/(losses) of $1,954 and ($16,227), respectively. As of September 30, 2021, we had cash and cash equivalents of $2,772 and a working capital surplus of $3,134.

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

Management believes that, based on (i) the forgiveness of our PPP Loan, (ii) the execution of the Offering and remaining availability for incremental offerings under our previously registered Form S-3 registration statement (including our current at-the-market offering), (iii) the refinancing of our debt, including extension of the maturity date on our term and convertible loans, as well as access to incremental borrowings under the new multi-advance line of credit, (iv) the settlement of the Seller Note, and (v) our operational forecast through 2022, we can continue as a going concern through at least November 15, 2022. However, given our history of net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through November 15, 2022. We can provide no assurance that our ongoing operational efforts will be successful, which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities during the three and nine months ended September 30, 2021.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials, net of reserve of $260 and $104, respectively	$1,771	$1,920
Inventory on consignment with distributors	10	208
Work-in-process	171	223
Total inventories	$1,952	$2,351

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of long-lived assets as of September 30, 2021 and concluded there were none.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,776,771 at September 30, 2021 were excluded from the computation of income/(loss) per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive. Diluted weighted average shares outstanding for the three and nine-months ended September 30, 2021 included 8,333 options which were both exercisable and in-the-money as of September 30, 2021. Those options were included in the calculation of diluted earnings per share as of the beginning of the calculation period. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,229,998 at September 30, 2020 were excluded from the computation of income/(loss) per share due to the net loss in the period.

In calculating diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, in accordance with ASC 260, Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Convertible Loan as we have the intent and ability to settle the debt in cash.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2021 and December 31, 2020.

7. Goodwill

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses a measurement date of September 30 (see Note 7 Intangible Assets and Goodwill). For quarters that do not coincide with the measurement date, we evaluate whether there are any triggering events for consideration of impairment of goodwill.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Hardware	$2,215	$2,850	$6,327	$5,818

Services:
Installation Services	985	674	2,057	2,006
Software Development Services	109	248	476	427
Managed Services	1,444	1,335	4,174	4,216
Total Services	2,538	2,257	6,707	6,649

Total Hardware and Services	$4,753	$5,107	$13,034	$12,467

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of September 30, 2021 and 2020 were $35 and $0.

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

As discussed in Note 8 Loans Payable, the Convertible Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Convertible Loan. We utilized a discounted cash flow analysis in updating our fair value analysis of the Convertible Loan, resulting in recognition of a $0 and $166 gain during the three and nine-months ended September 30, 2021, respectively, from the change in fair value of the liability and a corresponding increase in the debt balance recorded in the Condensed Consolidated Balance Sheet. The Company recorded a $0 and $702 loss during the same periods in 2020, respectively, related to the fair value of the Special Loan.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2021	2020
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes, net	$23	$17

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,589	$4,635	3,400
Customer relationships	3,960	1,644	5,330	2,870
Trademarks and trade names	640	630	1,020	925
	9,235	5,863	10,985	7,195
Accumulated amortization	5,863		7,195
Net book value of amortizable intangible assets	$3,372		$3,790

For the three months ended September 30, 2021 and 2020, amortization of intangible assets charged to operations was $139 and $161, respectively. For the nine months ended September 30, 2021 and 2020 amortization of intangible assets charged to operations was $418 and $478, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. There were no indicators of impairment as of or during the three and nine months ended September 30, 2021.

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

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of September 30, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
G	3/7/2021	4,766	3/31/2023	649,965	8.0% interest(1)
H	3/7/2021	2,417	3/31/2023	-	10.0% interest(1)
	Total debt, gross	7,183		649,965
	Fair value (H)	(166)
	Total debt, gross	7,017
	Debt discount	(171)
	Total debt, net	$6,846
	Less current maturities	1,209
	Long term debt	$5,637

As of December 31, 2020
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	6/30/2018	$264	N/A	-	0.0% interest
B	1/16/2018	1,085	3/31/2023	61,729	10.0% interest
C	8/17/2016	3,255	3/31/2023	588,236	10.0% interest
D	11/19/2018	1,637	2/15/2020	-	3.5% interest
E	12/30/2019	2,177	3/31/2023	-	10.0% interest
F	4/27/2020	1,552	4/27/2022	-	1.0% interest
	Total debt, gross	9,970		649,965
	Fair value (E)	93
	Total debt, gross	10,063
	Debt discount	(168)
	Total debt, net	$9,895
	Less current maturities	(1,637)
	Long term debt	$8,258

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

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, as of November 15, 2021, and there were no other such proceedings pending during the period covered by this Report.

Settlement of obligations

During the nine months ended September 30, 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, (ii) the Company settled the Amended and Restated Seller Note and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, and (iii) the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

During the three and nine months ended September 30, 2020, the Company settled and/or wrote off other obligations of $155 and $406, respectively.

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable, we have the following related party transactions.

33 Degrees Convenience Connect, Inc., a related party that is approximately 17.5% owned by a member of our senior management (“33 Degrees”), is a customer of both equipment and services from the Company. For the three and nine months ended September 30, 2021, the Company had sales to 33 Degrees of $82, or 1.7%, and $365, or 2.8%, respectively, of consolidated revenue. For the three and nine months ended September 30, 2020, the Company had sales to 33 Degrees of $131, or 2.6%, and $922, or 7.4%, respectively, of consolidated revenue.

Accounts receivable due from 33 Degrees was $5, or 0.17%, and $40, or 1.2% of consolidated accounts receivable at September 30, 2021 and December 31, 2020, respectively.

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

For the three and nine-months ended September 30, 2021, we reported tax expense of $1 and $9, respectively. As of September 30, 2021, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2020.

NOTE 12: WARRANTS

A summary of outstanding warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2021	4,426,900	$4.62	2.83
Warrants issued	-	-	-
Warrants expired	(263,938)	5.76	-
Balance September 30, 2021	4,162,962	$4.56	1.95

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,525,000	8.66	$2.52	508,333	$2.52
$3.01 - $7.50	184,830	4.60	$6.72	176,497	$6.69
$7.51+	103,979	3.70	11.74	99,187	$11.89
	1,813,809	7.97	$3.48	784,017

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	8.67	$2.53	-	$-
	800,000	8.67	$2.53	-

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2020	1,813,809	$3.48	800,000	$2.53
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance, September 30, 2021	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.2 years as of September 30, 2021.

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

Of the 2,380,000 options awarded, 1,580,000 vest over 3 years and have an exercise price of $2.53, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	0.66%
Expected term	6.25 years
Expected price volatility	91.79%
Dividend yield	0%

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

During the three months ended March 31, 2021, the Company deemed it probable that the Company would achieve the EBITDA target for Calendar Year 2021 and recorded catch-up compensation expense in the Consolidated Statement of Operations with respect to these awards of $263 during the three months ended March 31, 2021. These awards have not yet vested and are subject to actual results for the full fiscal year 2021. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed. The Company recorded $79 during the three months ended September 30, 2021 and anticipates recording $79 in each subsequent quarter of 2021 related to the EBITDA target for Calendar Year 2020 and 2021 portion of these awards.

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

Employee Awards

Compensation expense recognized for the issuance of stock options, inclusive of performance-restricted stock options, for the three and nine months ended September 30, 2021 of $331 and $1,177, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options for the three and nine months ended September 30, 2020 of $273 and $442, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

As of September 30, 2021, there was approximately $1,609 and $1,078 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. As of September 30, 2020, there was approximately $2,617 and $1,499 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

During the three and nine months ended September 30, 2021, the Company engaged certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided. The Company recorded $45 and $85 in compensation expenses in exchange for issuance of 31,257 and 53,459 shares during the three and nine months ended September 30, 2021, respectively. $15 of the compensation expenses were recorded as capitalized software.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had one (1) and two (2) customers that in the aggregate accounted for 30.6% and 42.6% of accounts receivable as of September 30, 2021, and December 31, 2020, respectively.

We had two (2) and one (1) customer that accounted for 45.9% and 11.3% of revenue for the three months ended September 30, 2021, and 2020, respectively. We had two (2) and one (1) customer that accounted for 40.1% and 11.5% of revenue for the nine months ended September 30, 2021 and 2020, respectively.

Significant Vendors

We had two (2) vendors that accounted for 47.2% and 47.0% of outstanding accounts payable at September 30, 2021 and December 31, 2020, respectively.

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Finance lease cost
Amortization of right-of-use assets	$4	$17
Interest	-	2
Operating lease cost	236	512
Total lease cost	$240	$531

Weighted Average Remaining Lease Term
Operating leases	3.1 years	3.2 years
Finance leases	-	0.9 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	-	14.0%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

(in thousands)	Operating Leases
The remainder of 2021	$75
2022	298
2023	295
2024	85
Thereafter	77
Total undiscounted cash flows	830
Less imputed interest	$(118)
Present value of lease liabilities	$712

Supplemental cash flow information related to leases are as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$184	$512
Operating cash flows from finance leases	4	2
Financing cash flows from finance leases	(4)	17

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

As a result of the foregoing legislation, the Company is eligible to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that the Company pays to employees between December 31, 2020 and September 30, 2021. Qualified wages are limited to $10 per employee per calendar quarter in 2021 for a maximum ERC per employee of $7 per calendar quarter in 2021.

As a result of the Taxpayer Certainty and Disaster Tax Relief Act of 2020, the Company is now eligible to make ERC claims for each quarter in 2020 and 2021, subject to the other eligibility requirements.

The ERC was extended and expanded in March 2021 through December 31, 2021, as part of the American Rescue Plan Act of 2021 (“ARPA”). Under the CARES Act, the amount of credit was fifty percent (50%) of qualified wages paid to the employee plus the employer cost to provide health benefits. Under the Consolidated Appropriations Act of 2021, eligible employers can claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages they pay to employees after December 31, 2020, through September 30, 2021. The ARPA allows employers to retain a seventy percent (70%) credit for qualified wages paid between July 1, 2021, and December 31, 2021, including the cost to provide health benefits.

The Company qualified for the ERC beginning on March 13, 2020 (the earliest eligibility date) through September 30, 2021 (the most recent assessment date).

During the three months ended September 30, 2021, the Company recorded an ERC totaling $422 for credits earned for wages paid the third quarter of 2021. The credit for the third quarter of 2021 was claimed on the Company’s original Form 941. The Company has recorded these amounts as receivable within prepaid and other currents assets within the Condensed Consolidated Balance Sheet as of September 30, 2021.

During the three months ended September 30, 2021, the $422 of ERCs were included as a reduction in payroll taxes within the Condensed Consolidated Statement of Operations and allocated to the financial statement caption from which the employee taxes were originally incurred. As a result, the Company recorded a reduction in expenses of $136, $50, $49, and $186 in Cost of Goods – Services, Sales and Marketing Expenses, Research and Development Expenses, and General and Administrative Expenses, respectively, for the three months ended September 30, 2021.

The Company would qualify for an ERC for each remaining quarter during 2021 in which the Company experiences a “significant decline in gross receipts,” defined as quarterly gross receipts that are less than eighty percent (80%) of its gross receipts for the same calendar quarter in 2019.

NOTE 17: SUBSEQUENT EVENTS

On November 12, 2021, the Company and Reflect Systems, Inc., a Delaware corporation (“RSI”), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of RSI with a wholly owned subsidiary of the Company in exchange for the consideration described below (the “Merger”). RSI provides digital signage solutions, including software, strategic and media services to a wide range of companies across the retail, financial, hospitality and entertainment, healthcare, and employee communications industries in the North America.

Reflect offers digital signage platforms, including ReflectView, which delivers content to more than 75,000 devices. Through its strategic services, RSI assists its customers with designing, deploying and optimizing their digital signage networks, and through its media services, RSI assists customers with monetizing their digital advertising networks.

If the Merger is consummated, each outstanding Reflect share will be converted into the right to receive a portion of (i) $18,667 in cash, subject to certain adjustments set forth in the Merger Agreement, (ii) 2,333,334 shares of Creative Realities common stock, par value $0.01 per share, referred to herein as the “Creative Realities shares,” and (iii) contingent cash payable on or after the three-year anniversary of the effective time of the merger, in an amount by which the closing price of the Creative Realities shares on such anniversary is than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, $7.20 per share, in each case multiplied by the amount of Creative Realities shares held by the Reflect stockholders on the three-year anniversary of the effective time of the Merger (subject to a possible six-month extension period).

At the closing of the Merger (the “Closing”), the Merger Agreement requires Creative Realities to adopt a Retention Plan in substantially the form attached as Exhibit C to the Merger Agreement, pursuant to which key members of Reflect’s management team will be eligible to receive an aggregate of $1,333,333 in cash, which will be paid 50% at the Closing, and subject to continuous employment with Reflect, 25% on the one-year anniversary of Closing and 25% on the two-year anniversary of the Closing. The future cash payments due on the one-year and two-year anniversaries of the Closing will be deposited into a “rabbi trust” at Closing. The Retention Plan also will require Creative Realities to issue Creative Realities shares having an aggregate value of $666,667 to the plan participants as follows: 50% of the value of such shares will be issued at the Closing, and subject to continuous employment with Reflect, 25% of the value of such shares will be issued on the one-year anniversary of Closing and the remaining 25% of the value of such shares will be issued on the two-year anniversary of the Closing. The shares to be issued will be determined based on dividing the value of shares issuable on such date by the trailing 10-day volume weighed average price (VWAP) of the shares as of the such date The Merger is subject to standard Closing conditions, including the approval of RSI’s stockholders, the approval of the listing of additional shares of CRI common stock to be issued to RSI’s stockholders in the Merger, required federal and state regulatory approvals and other customary Closing conditions. We expect the merger to close in the first quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us, our management or the Merger, are intended to identify such forward-looking statements.

For example, forward-looking statements include any statements regarding the strategies, prospects, plans, expectations or objectives of management of Creative Realities or Reflect for future operations of the combined company, the risk that the conditions to the closing of the proposed Merger are not satisfied, including the failure to timely or at all obtain approval of the Creative Realities Proposals and Reflect Proposal; uncertainties as to the timing of the consummation of the proposed Merger and the ability of each of Creative Realities and Reflect to consummate the proposed Merger; risks related to Creative Realities’ ability to correctly estimate its operating expenses and expenses associated with the proposed Merger, including any debt expenses related to any debt financing obtained in advanced of the closing of the proposed Merger; Creative Realities’ ability to obtaining any financing necessary to pay the $18,666,667 cash portion of the Merger consideration and fund the $1,333,333 cash portion of the Reflect Retention Plan at the closing of the Merger, including the terms of any debt or equity financing; risks related to the changes in market price of the Creative Realities shares of common stock; competitive responses to the proposed Merger; unexpected costs, charges or expenses resulting from the proposed Merger; the effect of the COVID-19 pandemic and the steps taken by governments and customers of Creative Realities and Reflect to address the pandemic, including business closures; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger; and legislative, regulatory, political and economic developments. The foregoing review of important factors that could cause actual events to differ from expectations should not be construed as exhaustive and should be read in conjunction with statements that are included herein and elsewhere.

These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2020, Form 10-Q for the quarter ended March 31, 2021, and preliminary joint proxy statement/prospectus included in the Form S-4 registration statement, as filed with the Securities and Exchange Commission on March 10, 2021 May 17, 2021, and November 12, 2021 respectively.

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

Recent Developments

Entry into Merger Agreement

On November 12, 2021, Creative Realities and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger, or the “Merger Agreement,” pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” will merge with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, and the surviving company of the merger, which transaction is referred to herein as the “Merger.”

Reflect provides digital signage solutions, including software, strategic and media services to a wide range of companies across the retail, financial, hospitality and entertainment, healthcare, and employee communications industries in North America. Reflect offers digital signage platforms, including ReflectView, a platform used by companies to power hundreds of thousands of active digital displays. Through its strategic services, Reflect assists its customers with designing, deploying and optimizing their digital signage networks, and through its media services, Reflect assists customers with monetizing their digital advertising networks.

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively will receive from Creative Realities, in the aggregate the following Merger consideration: (i) $18,666,667 payable in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), and (iii) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below), subject to the terms of the Merger Agreement.

Creative Realities may exercise an extension option (the “Extension Option”) to extend the Guarantee Date from the three-year anniversary of the Closing Date to six (6) months thereafter if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) Creative Realities provides written notice of its election to exercise the Extension Option at least 10 days prior to the three-year anniversary of the Closing. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending fifteen (15) days prior to the three-year anniversary of the Closing Date. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

Under the terms of the Merger Agreement, Creative Realities will adopt a retention bonus plan for key Reflect employees that will continue their services after the effective time of the Merger in substantially the form attached as Exhibit C to the Merger Agreement (the “Retention Bonus Plan”), pursuant to which key members of Reflect’s management team will be eligible to receive an aggregate of $1,333,333 in cash, which will be paid 50% at the closing of the Merger, and subject to continuous employment with Reflect, 25% on the one-year anniversary of the closing of the Merger and 25% on the two-year anniversary of the closing of the Merger. The future cash payments due on the one-year and two-year anniversaries of the closing of the Merger will be deposited into a “rabbi” trust at the closing of the Merger. The Reflect Retention Plan also will require Creative Realities to issue Creative Realities Shares having an aggregate value of $666,667 to the plan participants as follows: 50% of the value of such shares will be issued at the closing of the Merger at the issuance price of $2.00 per share. Subject to continuous employment with Reflect, 25% of the value of such shares will be issued on the one-year anniversary of the closing of the Merger and the remaining 25% of the value of such shares will be issued on the two-year anniversary of the closing of the Merger. The shares to be issued on the one and two year anniversaries of the Merger will be determined based on dividing the value of shares issuable on such date by the trailing 10-day volume weighed average price (VWAP) of the shares as of the such vesting date as reported on the Nasdaq Capital Market.

The Merger Agreement contains customary closing conditions. Among these conditions, the Merger Agreement requires that the stockholders of Reflect approve the Merger and other related proposals (the “Reflect Proposals”), and that the shareholders of Creative Realities approve the issuance of the CREX Shares Consideration, and the terms of the Retention Bonus Plan and other related proposals (the “Creative Realities Proposals”). The parties intend to seek stockholder approvals of the Creative Realities Proposals and Reflect Proposal via a joint proxy statement/prospectus on Form S-4 (the “Proxy Statement”) with the Securities Exchange Commission (the “SEC”), which will include audited annual and unaudited interim historical financial information for the operations comprising the business of Reflect, together with pro forma financial information, and such other information as required by applicable SEC rules.

The Merger Agreement contains customary representations, warranties, covenants, escrow and indemnification provisions. At closing of the Merger, $2.5 million of the cash Merger consideration will be deposited into a one-year escrow account as the sole remedy to secure the indemnification obligations of Reflect stockholders; provided that claims related to breaches of certain representations, warranties and covenants will not be limited by the escrow account and will be limited by the Merger consideration paid to such stockholders. Losses must exceed $200,000 before Reflect stockholders would be liable for any indemnification obligations, in which event Reflect stockholders would be responsible for the amount of all losses above such amount. Creative Realities may offset from the Guaranteed Consideration the amount of losses that Creative Realities is finally determined to be entitled under the indemnification provisions of the Merger Agreement.

An additional $250,000 of the cash Merger consideration will be deposited into an escrow account to secure any required payments by the Reflect stockholders as part of the post-closing purchase price adjustments for closing date net working capital set forth in the Merger Agreement.

The Merger Agreement contains certain termination rights for both Creative Realities and Reflect, including rights to terminate the Merger Agreement in the event of a breach by the other party (which right includes the right to recover out-of-pocket costs incurred by the non-breaching party) and limited rights permitting Creative Realities to terminate the Merger Agreement upon the failure to obtain sufficient financing to fund the cash portion of the Merger consideration, and certain adverse developments in the Reflect’s business.

We expect the merger to close in the first quarter of 2022.

For a discussion of the factors that may cause Creative Realities’, Reflect’s and the combined company’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied in such forward-looking statements, and for a discussion of risk associated with the ability of Creative Realities and Reflect to complete the Merger and the effect of the Merger on the business of Creative Realities, Reflect and the combined company, see “Risk Factors” set forth in the preliminary Proxy Statement filed with the SEC on November 12, 2021. Readers are also urged to carefully review and consider the various disclosures we make in amendments to the Proxy Statement filed with the SEC and that we will mail to our shareholders. In addition, additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in reports filed with the SEC by Creative Realities. There can be no assurance that the proposed Merger will be completed, or if it is completed, that it will be consummated within the anticipated time period or that the expected benefits of the proposed Merger will be realized.

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

As a result of the COVID-19 pandemic, we experienced rapid and immediate deterioration in our business in each of our key vertical markets. The elective and forced closures of, and implementation of social distancing policies on, businesses across the United States resulted in materially reduced demand and customer budgets for our services throughout 2020 and into 2021, as our customers purchase our products and services to engage with their end customers in a physical space through digital technology, particularly in our theater, sports arena and large entertainment markets. Those conditions resulted in downward revisions of our internal forecasts on current and future projected earnings and cash flows, resulting in a non-cash impairment loss of $10,646 recorded during the first quarter of 2020 and reduced liquidity as described below.

While we have experienced an intense curtail in demand, our long-term outlook for the digital signage industry remains strong and we believe that the COIVD-19 pandemic has accelerated the long-term adoption of digital solutions.

Semiconductor Chip Shortage

The Company’s suppliers of digital displays, the primary hardware component in the Company’s digital systems, have informed the Company that, due to semiconductor chip shortages in the industry, such suppliers expect delays and potentially increased costs for the Company to obtain digital displays necessary to fulfill and install the Company’s digital solutions. Historically, such digital displays have been readily available for purchase and delivery, to be purchased by the Company from distributors from such distributor’s existing inventory. Such delays will likely result in a longer sales cycles and prolonged periods in which the Company will be able to recognize revenues compared to historical time periods. The increased costs for such displays may also reduce the margins in which the Company has received on account of the purchase and installation of such displays as part the Company’s digital signage product offerings. Although we believe that such shortage will be alleviated during the first half of 2022, the Company is unable to confirm how long such delays may exist, the effect such delays and increased demand may have on the cost to procure such digital screens, or the adverse impacts on our financial results.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended September 30,		Change
	2021	2020	$	%
Sales	$4,753	$5,107	$(354)	-7%
Cost of sales	2,406	2,663	(257)	-10%
Gross profit	2,347	2,444	(97)	-4%
Sales and marketing expenses	330	411	(81)	-20%
Research and development expenses	226	229	(3)	-1%
General and administrative expenses	1,848	1,849	(1)	0%
Depreciation and amortization expense	347	377	(30)	-8%
Total operating expenses	2,751	2,866	(115)	-4%
Operating (loss)	(404)	(422)	18	-4%
Other income/(expenses):
Interest expense	(186)	(265)	79	-30%
Gain on settlement of debt	256	114	142	-125%
Other income/(expense)	(8)	(13)	5	-38%
Total other income/(expense)	62	(164)	226	-138%
Net income/(loss) before income taxes	(342)	(586)	244	-42%
Provision from income taxes	(1)	1	(2)	-200%
Net income/(loss)	$(343)	$(585)	242	-41%

Sales

Sales decreased by $354, or 7%, during the three months ended September 30, 2021 as compared to the same period in 2020 primarily driven by a reduction of $635 in hardware sales resulting from limited supply chain availability of semiconductor chips delaying the delivery of digital displays and media players to the Company, combined with a reduction in Safe Space Solutions hardware in 2021 following wide distribution of the COVID-19 vaccine. These reductions were partially offset by an increase in installation activity related to a continued customer rollout of previously purchased hardware. The supply disruption for digital displays prevented the Company from delivery of hardware and execution of installation activities during the quarter. As of September 30, 2021, the Company had customer purchase orders for equipment and installation activities in excess of $1,200 which were delayed as a result of product availability. The Company expects to experience continued disruptions and delays related to fulfillment of inventory purchases from vendors throughout the remainder of 2021, which may impact our results for the remainder of 2021. We expect a full recovery in the timely availability of equipment during the first half of 2022. During the three months ended September 30, 2021 and 2020, of our Safe Space Solutions products and services (inclusive of the portion of revenue recognized during the three months ended September 30, 2021 related to annual contracts sold in prior periods), were $182 and $2,067, respectively.

Gross Profit

Gross profit decreased $97, or 4% during the three months ended September 30, 2021 as compared to the same period in 2020 driven by the decrease in sales but offset by an increase in gross profit margin. Gross profit margin increased to 49.4% in 2021 from 47.9% during the same period in 2020 as a result of an increase in managed services as a percentage of total revenue during the period and headcount reductions in personnel servicing customers as a result of cost reductions executed throughout 2020.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $81, or 20%, in 2021 compared to 2020. The decrease was driven by $50 of Employee Retention Credits related to the retention and payment of salaries to sales personnel during the period. The remaining reduction was the result of reduced commissions and bonuses.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development decreased by $3, or 1%, in 2021 compared to 2020. The decrease was driven by $49 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the three months ended September 30, 2021, partially offset by increased headcount as we began re-investment into our content management platforms.

General and Administrative Expenses

Total general and administrative expenses were flat for the three months ended September 30, 2021 as compared to the same period in 2020. There was a decrease of $186 from Employee Retention Credits related to the retention and payment of salaries to sales personnel during the period, offset by $95 in expenses related to one-time deal and transaction expenses and an increase of $83 in non-cash stock compensation expenses from employee stock option awards with time and performance-based vesting.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $30, or 8%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020, while no amortization was recorded during the three months ended September 30, 2021.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Debt

During the three months ended September 30, 2021 the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
Sales	$13,034	$12,467	$567	5%
Cost of sales	6,578	6,599	(21)	0%
Gross profit	6,456	5,868	588	10%
Sales and marketing expenses	834	1,209	(375)	-31%
Research and development expenses	455	787	(332)	-42%
General and administrative expenses	5,623	6,340	(717)	-11%
Bad debt (recovery) / expense	(463)	830	(1,293)	-156%
Depreciation and amortization expense	1,035	1,123	(88)	-8%
Goodwill impairment	-	10,646	(10,646)	-100%
Total operating expenses	7,484	20,935	(13,451)	-64%
Operating (loss)	(1,028)	(15,067)	14,039	-93%
Other income / (expenses):
Interest expense	(617)	(752)	135	-18%
Change in fair value of Convertible Loan	166	(702)	868	-124%
Gain on settlement of debt	3,449	155	3,294	2,125%
Loss on disposal of assets	-	(13)	13	-100%
Other income/(expense)	(7)	(13)	6	-46%
Total other income/(expense)	2,991	(1,312)	4,303	-328%
Net income/(loss) before income taxes	1,963	(16,379)	18,342	-112%
Provision from income taxes	(9)	152	(161)	-106%
Net income/(loss)	$1,954	$(16,227)	18,181	-112%

Sales

Sales increased by $567, or 5%, in the nine months ended September 30, 2021 as compared to the same period in 2020 driven by an increase of $509 in hardware sales as compared to the same period in 2020, despite a decrease of $1,385 in the sale of our Safe Space Solutions products, which launched in April 2020. Core digital signage sales expanded by $976 in the period despite constraints from further growth due to limited supply chain availability of semiconductor chips delaying the delivery of digital displays and media players to the Company. The supply disruption for digital displays prevented the Company from delivery of hardware and execution of installation activities during the quarter. As of September 30, 2021, the Company had customer purchase orders for equipment and installation activities in excess of $1,200 which were delayed as a result of product availability. The Company expects to experience continued disruptions and delays related to fulfillment of inventory purchases from vendors throughout the remainder of 2021, which may impact our results for the remainder of 2021. We expect a full recovery in the timely availability of equipment during the first half of 2022.

Gross Profit

Gross profit increased $588, or 10%, during the nine months ended September 30, 2021 as compared to the same period in 2020, driven by both an increase in sales, which contributed $322 of incremental gross profit on a constant gross profit margin basis, and an increase in gross profit margin, which contributed $266 of incremental gross profit. Gross profit margin increased to 49.5% from 47.1% driven primarily by increased hardware margins driven by increased purchasing power with distributors as our purchases of digital displays have increased.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $375, or 31%, in 2021 compared to 2020. The decrease was driven by $232 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the nine months ended September 30, 2021. The remaining reduction was the result of reduced personnel costs, partially offset by an increase of $78 on trade show activity and related travel costs following a return to participation in industry trade shows and events after the elimination of such costs in 2020 as a result of the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development decreased by $332, or 44%, in 2021 compared to 2020. The decrease was driven by $196 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the nine months ended September 30, 2021. The remaining reduction was the result of reduced personnel costs following the reduction of personnel and salary reductions implemented throughout 2020.

General and Administrative Expenses

Total general and administrative expenses decreased by $717, or 11%, in 2021 compared to 2020. The decrease was driven by $694 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and the nine months ended September 30, 2021. Excluding the consideration of those Employee Retention Credits recorded in the period, total general and administrative expenses decreased $23, or 0%, during the nine months ended September 30, 2021 as compared to the same period in 2020. The comparable year-over-year expenses included reductions of (a) $157 in non-ERC-related personnel costs, including salaries, benefits, and travel-related expenses, (b) $280 in rent expense following closure, downsizing, or restructuring of four leases during 2020, and (c) reductions in legal expenses of $255 following settlement of the Amended and Restated Seller Note, partially offset by an increase in stock compensation amortization expense of $849 related to incremental employee and directors’ awards granted during 2020 which are being amortized over a nineteen (19) month remaining vesting period based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020.

Bad Debt

Expenses related to the Company’s allowance for bad debts decreased by $1,293, or 156%, for the nine months ended September 30, 2021 compared to 2020. This decrease was primarily driven by a cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve during the three months ended June 30, 2020.

Goodwill impairment

See Note 7 Intangible Assets, Including Goodwill to the Condensed Consolidated Financial Statements for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $88, or 8%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020, while no amortization was recorded during the nine months ended September 30, 2021.

Interest Expense; Change in fair value of Convertible Loan

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

We updated our fair value analysis of the Convertible Loan quarterly, resulting in recognition of a $166 gain and a $702 loss during the nine months ended September 30, 2021 and 2020, respectively. See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s Convertible Loan.

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

During the three months ended September 30, 2021 the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
Quarters ended	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net sales	$4,753	$3,277	$5,004	$4,990	$5,107
Cost of sales	2,406	1,402	2,770	2,737	2,663
Gross profit	2,347	1,875	2,234	2,253	2,444
Operating expenses, excluding depreciation and amortization	2,404	1,942	2,103	2,886	2,489
Depreciation/amortization	347	344	344	351	377
Operating income (loss)	(404)	(411)	(213)	(1,002)	(422)
Other expenses/(income)	(62)	1,443	(1,486)	(379)	164
Income tax expense/(benefit)	1	7	1	(6)	(1)
Net income (loss)	(343)	$1,025	$1,272	$(617)	$(585)

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

	Quarters Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Quarters ended	2021	2021	2021	2020	2020
GAAP net income (loss)	$(343)	$1,025	$1,272	$(617)	$(585)
Interest expense:
Amortization of debt discount	29	29	72	85	85
Other interest, net	158	153	177	186	179
Depreciation/amortization:
Amortization of intangible assets	139	139	140	139	161
Amortization of finance lease assets	-	-	4	3	5
Amortization of share-based awards	329	329	512	250	248
Depreciation of property, equipment & software	208	205	200	209	212
Income tax expense/(benefit)	1	7	1	(6)	(1)
EBITDA	$521	1,887	2,378	249	$304
Adjustments
Change in fair value of Special Loan	-	-	(166)	(609)	-
Gain on settlement of obligations	(256)	(1,628)	(1,565)	(54)	(114)
Loss on disposal of assets	-	-	-	-	13
Loss on lease termination	-	-	-	18	-
Stock-based compensation – Director grants	27	27	27	27	25
Adjusted EBITDA	$292	286	674	(369)	$228

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash flows used in operating activities were ($367) and ($4,110) for the nine months ended September 30, 2021 and 2020, respectively. We produced net income during the nine months ended September 30, 2021 of $1,954, which was primarily reduced via addback of the gain on forgiveness of the Company’s PPP Loan in the amount of $1,552 and gain on the settlement of obligations in the amount of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, partially offset by an addback for depreciation and amortization, including amortization of debt discount and stock based compensation, of $2,417. The change in cash flows used in operations year-over-year was driven primarily by the current year gains on settlement of the Seller Note and forgiveness of the PPP loan, combined with a reduction in prepaid assets.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $432 compared to $559 during the same period in 2020. The use of cash in both periods represents payments made for capital assets, primarily related to the capitalization of both internal and external software development. We currently do not have any material commitments for capital expenditures as of September 30, 2021; however, we anticipate an increase in our capital expenditures of approximately $430 in excess of our historical trends throughout the balance of 2021 to maintain and enhance the software platform for our customers and to enhance revenue generating activities through the platform.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 and 2020 were $1,745 and $2,990, respectively. On February 18, 2021, the Company entered into a securities purchase agreement with an institutional investor for the issuance and sale of the Company’s common stock. The net proceeds from the Offering after paying estimated offering expenses were approximately $1,849. These proceeds were partially offset by the settlement payment of $100 on the Seller Note. The 2020 proceeds were driven by the Company’s receipt of a $1,552 Paycheck Protection Program loan, execution of sales via an at-the-market offering of $1,335, and the exercise of 27,600 warrants.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2021, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Earnings Release

On November 15, 2021, the Company issued a press release announcing its financial condition and results of operations for the three and nine months ended September 30, 2021. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated November 12, 2021 (incorporated by reference to Exhibit 2.2 of the Company’s registration statement on Form S-4 filed November 12, 2021)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated November 15, 2021

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 15, 2021	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer