Form 10-K
period 2021-12-31
CREATIVE REALITIES, INC.
filed 2022-03-22
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $25,772,393 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2022, the registrant had 17,124,986 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

The information in this Report contains various forward-looking statements within the meaning of Section 21E of the Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), are intended to identify such forward-looking statements.

We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Should one or more of the risks or uncertainties described in this Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report.

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this Report.

Risks Related to our Business and our Industry

●	The ongoing COVID-19 pandemic has previously had, and may in the future have, a significant adverse impact on our advertising revenue and also exposes our business to other risks.

●	We have generally incurred losses, and may never become or remain profitable.

●	Our digital marketing business is evolving in a rapidly changing market, and we cannot ensure the long-term successful operation of our business or the execution of our business plan.

●	Adequate funds for our operations may not be available, requiring us to raise additional financing or else curtail our activities significantly.

●	We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

●	We are reliant on the continued support of a related party for adequate financing of our operations.

●	There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

●	Our success depends on our interactive marketing technologies achieving and maintaining widespread acceptance in our targeted markets.

●	Our financial condition and potential for continued net losses may negatively impact our relationships with customers, prospective customers and third-party suppliers.

●	Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

●	Our continued growth and financial performance could be adversely affected by the loss of several key customers.

●	Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, operating results and financial condition.

●	It is common for our current and prospective customers to take a long time to evaluate our products, most especially during economic downturns that affect our customers’ businesses, including as a result of the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

●	Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain or maintain market share.

●	A portion of our business involves the use of software technology that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual-property litigation, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

●	Our proprietary platform architectures and data tracking technology underlying certain of our services are complex and may contain unknown errors in design or implementation that could result in system performance failures or inability to scale.

●	Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

●	We compete with other companies that have more resources, which puts us at a competitive disadvantage.

●	Our future success depends on key personnel and our ability to attract and retain additional personnel.

●	We are subject to cyber security risks and interruptions or failures in our information technology systems and will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

●	Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service provider experiences a security breach.

●	Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

●	We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.

●	Our business operations are susceptible to interruptions caused by events beyond our control.

●	The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

●	Our Safe Space Solutions products may no longer be marketable.

Risks Related to our Acquisition of Reflect Systems, Inc. (“Reflect”)

●	The loss of the services of certain key management personnel at Reflect could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

●	We may be unable to successfully integrate Reflect with our business, which could cause our business to suffer.

●	We may not realize the growth opportunities that are anticipated from our acquisition of Reflect.

●	The acquisition of Reflect may fail to achieve beneficial synergies.

●	The assumption of unknown liabilities in the Reflect acquisition may harm our financial condition and results of operations.

●	We have incurred and will continue to incur significant transaction and integration costs in connection with the acquisition of Reflect.

Risks Related to our Securities and our Company

●	The variable sales cycle of some of the combined company’s products will likely make it difficult to predict operating results.

●	Our largest shareholder possesses controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

●	Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

●	We do not intend to pay dividends on our common stock for the foreseeable future.

●	We do not have significant tangible assets that could be sold upon liquidation.

●	We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

General Risk Factors

●	Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

●	Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

●	General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

●	Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

●	There may not be an active market for shares of our common stock.

PART I

ITEM 1 BUSINESS

(All currency is rounded to the nearest thousand, except share and per share amounts.)

Our Company

Creative Realities, Inc. (“Creative Realities”, or the “Company”) provides digital solutions to enhance communications in a wide-ranging variety of out-of-home environments by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including quick-serve restaurants (“QSR”)

●	Convenience Stores

●	Financial Services

●	Automotive

●	Medical and Healthcare Facilities

●	Mixed Use Developments

●	Corporate Communications, Employee Experience

●	Digital out of Home (DOOH) Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise clients achieve a wide range of business objectives including:

●	Increased brand awareness/engagement

●	Improved customer support

●	Enhanced employee productivity and satisfaction

●	Increased revenue and profitability

●	Improved guest experience

●	Increased customer/guest engagement

●	Improved patient outcomes

Through a combination of organically grown platforms and a series of strategic acquisitions, including our recent acquisition of Reflect Systems, Inc. in February 2022, the Company assists clients to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, equipment manufacturers, and the direct efforts of its in-house industry sales experts. Client engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help clients achieve their business objectives in the most cost-effective manner possible.

When comparing Creative Realities to other digital signage competitors, our customers value the following competitive advantages:

●	Breadth of solutions – Creative Realities offers true solutions to our clients. Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage network. We leverage a ‘single vendor’ approach, providing clients with a one-stop-shop for sourcing digital signage solutions from design through day two services.

●	Managed labor pool – Unlike most companies in our industry, we have a curated labor pool including thousands of qualified and vetted field technicians available to service clients quickly nationwide. We can meet tight schedules even in exceptionally large deployments and still ensure quality and consistency.

●	In-house creative resources – We assist clients in creating new content or repurposing existing content for digital signage experiences, an activity for which the Company has won several design awards in recent years. In each instance, our services can be essential in helping clients develop an effective content program.

●	Network scalability and reliability – Our software as a service (“SaaS”) content management platforms power some of the largest and most complex digital signage networks in North America evidencing our ability to manage enterprise scale projects. This also provides us purchasing power to source products and services for our customers, enabling us to deliver cost effective, reliable and powerful solutions to small and medium size business clients.

●	Ad management platform – Our customers are increasingly interested in monetizing their digital signage networks through advertising content. However, efficiently scheduling advertising content into digital signage playlists to meet campaign objectives can be a challenging and labor-intensive process. AdLogic, our home-grown, content management-agnostic platform, automates this process, allowing network owners to capture more revenue with less expense.

●	Media sales – Few, if any other digital signage solution providers, can offer their clients media sales as a service. We have in-house media sales expertise to elevate conversations with our clients interested in better understanding network monetization. We believe this meaningful differentiation in the sales process provides an additional revenue stream to Creative Realities compared to our competitors.

●	Market sector expertise – Creative Realities has in-house experts in key market segments such as automotive, retail, quick-serve restaurants (QSR), convenience stores, and Digital Out of Home (DOOH) advertising. Our expertise in these business segments enables our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

●	Logistics – Implementing a large digital signage project can be a logistics nightmare that can stall an initiative even before deployment. Our expertise in logistics improves deployment efficiency, reduces delays and problems, and saves customers time and money.

●	Technical support – Digital signage networks present unique challenges for corporate IT departments. Creative Realities helps simplify and improve end user support by leveraging our own Network Operations Center (“NOC”) in Louisville Kentucky. The NOC resolves many issues remotely and when field support is required, it can be dispatched quickly from the NOC, leveraging our managed labor pool to resolve customer issues quickly and effectively.

●	Integrations and Application Development – The future of digital signage is not still images and videos on a screen. Interactive applications and integrations with other data sources will dominate the future. From social media feeds, mobile integrations, corporate data stores, or Point of Sale (“POS”) systems, our proven ability to build scalable applications and integrations is a key advantage clients can leverage to deliver more compelling and engaging experiences for their customers.

●	Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide clients the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of their teams.

The three primary sources of revenue for the company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales, as a result of our acquisition of Reflect

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. These include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily

o	Reflect Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device

o	iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level

o	OSx+, a digital VIN-level checklist used to assist in the tracking and delivery of new vehicles in the transportation sector, providing measurable lift in customer satisfaction scores and connected vehicle enrollments and subscription activations.

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company expects to see continuous growth in recurring SaaS revenue for the foreseeable future as digital signage adoption/utilization continues to expand across the vertical markets we serve.

We believe that the adoption and evolution of our digital signage technology solutions will increase substantially in years to come in the industries in which we currently focus and in others; however it has been delayed in recent years. First, our current and potential customer base reduced capital expenditures as a result of the COVID-19 pandemic, including capital expenditures that would be used to implement digital technology solutions. The costs of hardware configurations and software media players used to process and display content have also increased recently. Throughout 2021, we faced significant supply chain challenges which limited the availability of each of these components to our sold solutions and expect the availability of those products to continue to face supply constraints at least through the first half of 2022. Nevertheless, we believe that the costs of such hardware will decrease over time as it has done so historically, and will do so at an accelerating rate. Flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another key component of our business strategy, given the evolving dynamics of the industry in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration, and financing of acquisitions. We believe that the COVID-19 pandemic has adversely affected our smaller competitors, and as a result, there may exist acquisition opportunities in the future. We also believe that, based on the foregoing, we can successfully serve as a consolidator of multiple business and technology platforms serving similar markets.

As part of our acquisition strategy, we acquired Allure in 2018, and in February 2022, we consummated our acquisition of Reflect.

Acquisition of Reflect

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on February 8, 2022, the “Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub”, merged with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, , which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 payable in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below), subject to the terms of the Merger Agreement.

Creative Realities may exercise an extension option (the “Extension Option”) to extend the Guarantee Date from the three-year anniversary of the Closing Date to six (6) months thereafter if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) Creative Realities provides written notice of its election to exercise the Extension Option at least ten (10) days prior to the three-year anniversary of the Closing. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending fifteen (15) days prior to the three-year anniversary of the Closing Date. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically and integrate operations with Reflect as a result of the Merger, acquire and integrate other companies in our target markets, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities.

Industry Background

We believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences; (iii) a decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (iv) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (v) increasing sophistication of social networking platforms; (vi) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (vii) customers challenging service providers with the delivery of a satisfactory consumer experience with the traditional pressure on reducing installation and ongoing operating costs.

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

Companies are implementing various digital marketing technology solutions, which: are implemented in multiple forms and types of configurations and locations; attempt to achieve any of a broad range of individual or combination of objectives; contain various levels of targeting; have the ability to instantly manage single or multiple locations remotely from a customer’s desktop or other connected device at each location; and are built to deliver or contain a standard or customized customer experience unique to and within the customer’s environment. Examples of such solutions include:

●	Digital Merchandising Systems, which aim to inform and interact with customers through various types of content in an integrated experience, improve in-store customer experiences and increase overall sales, upsells, and/or cross-sales;

●	Digital Sales Assistants, which aim to replace or augment existing sales resources and the level of interactive and informational sales assistance inside the store;

●	Digital Way-Finders, which aim to help customers navigate their way around individual retail stores and multi-store locations or venues, or within individual brand categories;

●	Digital Kiosks, which aim to provide data, specialized and customized broadcasts, promotional information and coupons, train, and other forms of information and interaction with customers in a variety of deployment forms, types, configurations and experiences;

●	Digital Menu-Board Systems, which aim to enable various types of restaurant operators the ability to remotely and on a scheduled basis, update and modify menu information, promotions, and other forms of content dynamically;

●	Dynamic Digital Signage, including Advertising Networks, which aim to deliver and manage in-store marketing and advertising campaigns, specialized and customized broadcasts, and various other forms of messaging targeting customers in a particular experience or environment.

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

Our digital marketing technology solutions have application in a wide variety of industries. The industries in which we sell our solutions are established and include automotive, apparel & accessories, banking, baby/children, beauty, CPG, department stores, digital out-of-home (“DOOH”), electronics, fashion, fitness, foodservice/quick service restaurant (“QSR”), financial services, gaming, luxury, mass merchants, mobile operators, and pharmacy retail; however, the planning, development, implementation and maintenance of technology-enabled experiences involving combinations of digital marketing technologies are relatively new and evolving. Moreover, a number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions and experiences as part of their overall marketing strategies.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in the future in part because of new construction and remodeling activities of pre-existing retail, convenience store, stadium and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

Effect of Supply Chain Constraints

A key component of our business includes the sale of digital media players and digital displays supplied by third parties, each of which require semiconductors to complete the manufacturing process. Throughout 2021, we experienced disruptions and delays related to fulfillment of inventory purchases from vendors, which represent the key components to our digital signage solutions, because of a global shortage of semiconductor chips. In instances in which inventory was available, we experienced delays in transportation of these goods from manufacturers to the Company, and in delivery of our solutions to our customers. We expect the availability of these products to continue to face supply constraints at least through the first half of 2022.

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

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions and services we provide to our customers, there are multiple individual competitors who offer pieces of our solutions. These include digital signage software companies such as Stratacache and Four Winds Interactive; marketing services companies such as Sapient Nitro or digital signage systems integrators such as SageNet. Some of these competitors may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our holistic sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital signage technology and solutions, brand awareness, and proprietary processes are the primary factors providing our competitive advantage.

Major Customers

We had two (2) customers that accounted for 41.1% and 27.8% of revenue for the years ended December 31, 2021 and 2020, respectively.

We had two (2) customers that in the aggregate accounted for 56.6% and 42.6% of accounts receivable as of December 31, 2021 and December 31, 2020, respectively.

Decisions by one or more of these key customers to not renew, terminate or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Territories

We sell products and services primarily throughout North America, with limited software licensing agreements operating in other international jurisdictions.

Human Capital

We have a workforce comprised of approximately 105 employees as of March 22, 2022, which represents a 40% year-over-year increase in employee headcount, driven primarily by our acquisition of Reflect in February 2022, which is further discussed in Recent Developments in Item 7 of this Annual Report. We do not have any employees that operate under collective-bargaining agreements.

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800. We have additional offices in the Dallas, TX, Atlanta, GA, and Windsor, Ontario (Canada) metro areas.

Corporate Organization

We originally incorporated and organized as a Minnesota corporation under the name “Wireless Ronin Technologies, Inc.” in March 2003 and focused on our expertise in digital media marketing solutions, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the interactive marketing technology business that we currently operate in a 2014 merger with Creative Realities, LLC. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the systems integration and marketing technology business of ConeXus World Global, LLC. On November 20, 2018, we acquired Allure, an enterprise software development company. On February 17, 2022, we acquired Reflect pursuant to the Merger.

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

The ongoing COVID-19 pandemic has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in certain affected areas, both regionally and worldwide, which have significantly adversely impacted our business and results of operations.

For example, for the year ended December 31, 2021 and 2020, our revenue was $18,437 and $17,457, representing a reduction of 42% and 45% as compared to the year ended December 31, 2019 revenue, respectively. The Company’s four-year average revenue growth rate was 29.1% from 2015 to 2019, and 2020 represented the first revenue reduction for the Company since the merger with ConeXus World Global, LLC in October 2015. This reduction was driven by a combination of factors, including, but not limited to, a decrease in revenues generated from (1) installation services following a significant increase in suspended, delayed, and cancelled customer projects, initiatives, and capital expenditures as a direct result of the COVID-19 pandemic, (2) management services related to contracts with customers which were partially or permanently closed during the year(s), and (3) reductions in new customer acquisition, each of which were directly attributable, either in whole or in part, to the COVID-19 pandemic. While we grew revenue 5.6% in 2021, this growth rate is below our historic average.

While we have seen improved revenue generation and customer activity in the second half of 2020 and in 2021, there can be no assurance that it will not decrease again as a result of the effects of the pandemic. In addition, we believe that the pandemic has contributed to an acceleration in the shift of commerce from offline to online, potentially altering customer demand for our products and services as our customers evaluate the most effective approach to capture consumer demand.

The demand for and pricing of our services may be materially and adversely impacted by the pandemic for the foreseeable future, and we are unable to predict the duration or degree of such impact with any certainty. In addition to the impact on our installation and managed services business, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

●	delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages;

●	significant volatility and disruption of global financial markets, which could negatively impact our ability to access capital in the future;

●	our inability to recognize revenue, collect payment, or generate future revenue from customers, including from those that have been or may be forced to close their businesses or are otherwise impacted by the economic downturn;

●	negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely;

●	illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and

●	increased volatility and uncertainty in the financial projections we use as the basis for estimates used in our financial statements.

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us. The persistence of the COVID-19 pandemic, and the preventative measures implemented to help limit the spread of the illness, have impacted, and will continue to impact, our ability to operate our business and may materially and adversely impact our business, financial condition, and results of operations.

We have generally incurred losses, and may never become or remain profitable.

We have incurred historical net losses, and we have had negative cash flows from operations. While we have been able to achieve profitability in 2021, it is uncertain whether we will be able to sustain or increase our profitability in successive periods.

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

During February of 2022, the Company completed a Debt Financing and Equity Financing (as further described in this Annual Report), which resulted in gross proceeds to the Company, prior to deducting placement agent and other offering fees, of approximately $20,000.

The net proceeds from the forgoing financings were used to pay the cash portion of the merger consideration payable to former stockholders of Reflect in connection with our acquisition of Reflect in February 2022. As a result, we may be required to raise additional funding through public or private financings, including equity financings, through 2022 and beyond. We have an “at-the-market” offering in place, pursuant to which we may direct Roth Capital Partners, our sale agent, to sell shares of our common stock to investors in the market, subject to the terms and conditions of a sales agreement. These sales are dilutive to shareholders. Any additional equity financings may also be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have limited material investments in research and development over the past several years. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market, and we may lose any current existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

We are reliant on the continued support of a related party for adequate financing of our operations.

As of March 22, 2022, our largest shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 87% of our outstanding debt instruments, including two term loans, and has beneficial ownership of approximately 47.57% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties). Slipstream has also provided us with a continued support letter through March 31, 2023. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses, no single one of which is dominant or which provides integrated solutions and product offerings incorporating much of the available technology. Accordingly, we believe that substantial consolidation may occur in our industry in the near future. We believe that our prior acquisitions of Allure and Reflect illustrate acquisition opportunities that exist in our industry. If we do not play a positive role in that consolidation, either as a leader or as a participant whose capability is merged in a larger entity, we may be left out of this process, with product offerings of limited value compared with those of our competitors. Moreover, even if we lead the consolidation process, the market may not validate the decisions we make in that process.

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

Our continued growth and financial performance could be adversely affected by the loss of several key customers.

We had two (2) customers that accounted for 41.1% and 27.8% of revenue for the years ended December 31, 2021 and 2020, respectively.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Rick Mills, our Chief Executive Officer;

●	Will Logan, our Chief Financial Officer;

●	Lee Summers, our President of Media; and

●	Bob Sanders, our Chief Strategy Officer.

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

Our Safe Space Solutions products may no longer be marketable.

On April 28, 2020, we announced the joint launch of an AI-integrated non-contact temperature inspection kiosk known as the Thermal Mirror with our partner, InReality, for use by businesses as COVID-19 related workplace restrictions are reduced or eliminated. While the product and its launch were successful and recouped our initial investment, we still maintain $1,750 of inventory as of December 31, 2021 that is solely used in deploying our Safe Space Solutions which may not be saleable elsewhere should the market for these products reduce or eliminate as a result of the development of the COVID-19 vaccine. As of December 31, 2021, the Company has recorded a reserve of $426 for this inventory in the Consolidated Balance Sheet.

RISKS RELATED TO OUR ACQUISITION OF REFLECT SYSTEMS, INC.

The loss of the services of certain key management personnel at Reflect could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of certain key personnel from Reflect’s senior management team. As we integrate and combine Reflect’s with our business, the loss of key personnel at Reflect could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. Reflect does not maintain key-person insurance for members of its senior management team and we do not anticipate obtaining any such insurance.

We may be unable to successfully integrate Reflect with our business, which could cause our business to suffer.

Our acquisition of Reflect is significant, and we may be unable to successfully integrate and combine the operations, personnel and technology of Reflect with our operations. If we fail to successfully manage the integration of Reflect, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. The types of integration issues we face may include difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration process is likely to impose substantial demands on our management. Other challenges involved in integrating Reflect with Creative Realities include, but are not limited to, the following:

●	retaining existing customers and strategic partners for each company;

●	retaining and integrating management and other key employees of the combined company;

●	coordinating research and development activities to enhance introduction of new products and technologies, especially in light of rapidly evolving markets for those products and technologies;

●	effectively managing the diversion of management’s attention from business matters to integration issues;

●	combining product offerings and incorporating acquired software, technology and rights into the product offerings of the combined company effectively and quickly;

●	integrating sales efforts so that customers can do business easily with the combined company;

●	transitioning all facilities to a common information technology environment;

●	effectively offering products and services of Creative Realities and Reflect to each other’s customers;

●	anticipating the market needs and achieving market acceptance of our products and services;

●	bringing together the companies’ marketing efforts so that the industry receives useful information about the combination and customers perceive value in the combined company’s products and services; and

●	developing and maintaining uniform standards, controls, procedures and policies.

There is no assurance that improved operating results will be achieved as a result of the Reflect acquisition or that we successfully integrate the businesses of Reflect in a timely manner, if at all.

We may not realize the growth opportunities that are anticipated from our acquisition of Reflect.

The benefits we expect to achieve as a result of the Reflect acquisition will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends largely on the successful integration of Reflect’s business and operations with our business and operations. Even if we are able to integrate our business with Reflect’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The acquisition of Reflect may fail to achieve beneficial synergies.

We consummated the acquisition of Reflect with the expectation that the acquisition will result in beneficial synergies, such as cost reductions and improving the stability of the combined company’s revenues. Achieving these anticipated synergies and benefits will depend largely on our success in integrating our existing business with Reflect’s business. Potential risks from an unsuccessful integration include:

●	The potential disruption of the combined company’s ongoing business and distraction of management;

●	The risk that the customers of Creative Realities or Reflect may defer purchasing decisions due to disagreements with the combined company on its strategic direction and product initiatives;

●	the risk that Reflect’s customers abandon or reject products offered by the combined company after the acquisition, including Reflect products that are integrated into Creative Realities’ business, such as additional software products, hosting applications or installation services;

●	The risk that it may be more difficult to retain key management, marketing, and technical personnel after the acquisition;

●	The risk that costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

●	The risk that the combined company cannot increase sales of its product; and

●	The risk that integrating and changing the businesses will impair Creative Realities’ and Reflect’s relationships with their customers and business partners.

●	effectively offering products and services of Creative Realities and Reflect to each other’s customers;

●	anticipating the market needs and achieving market acceptance of our products and services;

●	bringing together the companies’ marketing efforts so that the industry receives useful information about the acquisition and customers perceive value in the combined company’s products and services; and

●	developing and maintaining uniform standards, controls, procedures and policies.

Even if the two companies are able to effectively integrate operations, there can be no assurance that the anticipated synergies will be achieved. The failure to achieve such synergies could adversely affect the business, results of operations and financial condition of the combined company.

The assumption of unknown liabilities in the acquisition of Reflect may harm our financial condition and results of operations.

Because we acquired all of the capital stock of Reflect, we obtained ownership of Reflect subject to all of its liabilities, including contingent and unknown liabilities. Although the definitive merger agreement includes representations and warranties and indemnity covenants from the sellers of Reflect capital stock that may offer us some contractual remedies for breaches or certain other undisclosed or unknown liabilities, there are limitations and conditions to our ability to recoup any liabilities, and there may be other unknown obligations for which we have no contractual remedy. In such a case, our business could be materially and adversely affected. We may learn additional information about Reflect’s business that adversely affects us, such as the existence of unknown liabilities, or issues that could affect our ability to comply with applicable laws. If Reflect’s liabilities are greater than expected, or if there are material obligations of which we do not become aware until after the acquisition or we have no recourse against the Seller, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We have incurred and will continue to incur significant transaction and integration costs in connection with the acquisition of Reflect.

We have incurred significant costs associated with completing the acquisition of Reflect, and expect to incur additional significant costs integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be achieved in the near term, or at all.

RISKS RELATED TO OUR SECURITIES AND OUR COMPANY

The variable sales cycle of our products will likely make it difficult to predict operating results.

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

As of the date of this Annual Report, our largest shareholder, Slipstream Communications, LLC, has beneficial ownership of 11,658,469 shares of common stock, including common shares that are beneficially owned by its affiliate Slipstream Funding, LLC, and including warrants not yet exercisable. As a result, Slipstream Communications, LLC has significant influence on our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This stockholder position could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated ownership will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 250,000,000 shares of capital stock, 50,000,000 of which is undesignated preferred stock. Pursuant to authority granted by our Articles of Incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

Because of our limited internal resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

We have limited internal resources. As a result, we may not have in place systems, processes and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, financial condition, and results from operations.

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

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223. There, we have approximately 17,500 square-feet of office space and 6,500 square-feet of warehouse space, which we believe is sufficient for our projected near-term future growth. The monthly lease amount is currently $27 and escalates 1% annually through the end of the lease term in December 2023, should the Company elect to retain the entire space. We restructured this lease during 2020, which allowed the Company to right to surrender approximately 9,100 square feet of space and reduce the monthly rent expense by $6 per month beginning in July 2021. The restructured lease also provided the Company deferred payment terms of approximately $6 monthly between July 2020 and June 2021, resulting in $84 that was ultimately added to the headquarters lease. The Consolidated Balance Sheet includes accrued rental payments related to this deferral of $68 as of December 31, 2021.

The corporate phone number is (502) 791-8800.

We also lease office space of approximately 6,000 square feet to support our Canadian operations at a facility located at 4600 Rhodes Drives, Unit 3& 4, Windsor, Ontario under a lease that expires November 30, 2025 and with a monthly rental, inclusive of CAMS and related realty taxes, of $9 CAD per month.

We also lease office space of approximately 900 square feet to support our Atlanta operations at a facility known as Northridge Center II and having as its street address at 375 Northridge Road, Atlanta, GA 30350. This property is under lease until March 31, 2022 with a monthly rental of $2. In November 2021, the Company entered into a lease for office space of approximately 4,500 square feet to support our Atlanta operations at a facility known as Northridge Center II and having as its street address at 365 Northridge Road, Atlanta, GA 30350. This property lease is expected to begin in March 2022 and be under lease until March 2027 with a monthly rental of $8, escalating 3% annually.

As a result of the acquisition of Reflect, we also lease office space of approximately 15,350 square feet to support the Reflect operations at a facility located at 2221 Lakeside Blvd, Richardson, TX 75082 under a lease that expires March 2024 and with a monthly rental, inclusive of CAMS and related realty taxes, of $38 per month.

ITEM 3 LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 9 Commitments and Contingencies to the Company’s Consolidated Financial Statements included in this Annual Report.

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

Shareholders

As of March 22, 2022, we had 419 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following discussion should be read in conjunction with the financial statements and related for the years ended December 31, 2021 and 2020, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

Creative Realities, Inc. (“Creative Realities”, or the “Company”) transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including quick-serve restaurants (“QSR”)

●	Convenience Stores

●	Financial Services

●	Automotive

●	Medical and Healthcare Facilities

●	Mixed Use Developments

●	Corporate Communications, Employee Experience

●	Digital out of Home (DOOH) Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise customers achieve a range of business objectives including:

●	Increased brand awareness

●	Improved customer support

●	Enhanced employee productivity and satisfaction

●	Increased revenue and profitability

●	Improved guest experience

●	Increased customer/guest engagement

●	Improved patient outcomes

Through a combination of organically grown platforms and a series of strategic acquisitions, including our recent acquisition of Reflect Systems, Inc. in February 2022, the Company assist clients to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Client engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help clients achieve their business objectives in the most cost-effective manner possible.

When comparing Creative Realities to other digital signage providers, our customers value the following competitive advantages:

●	Breadth of solutions – Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage network. We leverage a ‘single vendor’ approach, providing clients with a one-stop-shop for sourcing digital signage solutions from design through day two services.

●	Managed labor pool – Unlike most companies in our industry, we have a curated labor pool including thousands of qualified and vetted field technicians available to service clients quickly nationwide. We can meet tight schedules even in exceptionally large deployments and still ensure quality and consistency.

●	In-house creative resources – We assist clients in repurposing existing content for digital signage experiences or creating new content, an activity for which the Company has won several design awards in recent years. In each instance, our services can be essential in helping clients develop an effective content program.

●	Network scalability and reliability – Our software as a service (“SaaS”) content management platforms power some of the largest and most complex digital signage networks in North America evidencing our ability to manage enterprise scale projects. This also provides us purchasing power to source products and services for our customers, enabling us to deliver cost effective, reliable and powerful solutions to small and medium size business clients.

●	Ad management platform – Our customers are increasingly interested in monetizing their digital signage networks through advertising content. However, efficiently scheduling advertising content into digital signage playlists to meet campaign objectives can be a challenging and labor-intensive process. AdLogic, our home-grown, content management-agnostic platform, automates this process, allowing network owners to capture more revenue with less expense.

●	Media sales – Few, if any other digital signage solution providers, can offer their clients media sales as a service. We have in-house media sales expertise to elevate conversations with clients interested in better understanding network monetization. We believe this meaningful differentiation in the sales process provides an additional revenue stream to Creative Realities compared to our competitors.

●	Market sector expertise – Creative Realities has in-house experts in key market segments such as automotive, retail, quick-serve restaurants (QSR), convenience stores, and Digital Out of Home (DOOH) advertising. Our expertise in these business segments enables our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

●	Logistics – Implementing a large digital signage project can be a logistics nightmare that can stall an initiative even before deployment. Our expertise in logistics improves deployment efficiency, reduces delays and problems, and saves customers time and money.

●	Technical support – Digital signage networks present unique challenges for corporate IT departments. Creative Realities helps simplify and improve end user support by leveraging our own Network Operations Center (“NOC”) in Louisville Kentucky. The NOC resolves many issues remotely and when field support is required, it can be dispatched from the NOC, leveraging our managed labor pool to resolve customer issues quickly and effectively.

●	Integrations and Application Development – The future of digital signage is not still images and videos on a screen. Interactive applications and integrations with other data sources will dominate the future. From social media feeds to corporate data stores to Point of Sale (“POS”) systems, our proven ability to build scalable applications and integrations is a key advantage clients can leverage to deliver more compelling and engaging experiences for their customers.

●	Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide clients the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of their teams.

The three primary sources of revenue for the company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales, as a result of our acquisition of Reflect

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. These include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily

o	Reflect Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device

o	iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level

o	OSx+, a digital VIN-level checklist used to assist in the tracking and delivery of new vehicles in the transportation sector, providing measurable lift in customer satisfaction scores and connected vehicle enrollments and subscription activations.

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company expects to see continuous growth in recurring SaaS revenue for the foreseeable future as digital signage adoption/utilization continues to expand across the vertical markets we serve.

Recent Developments

Acquisition of Reflect

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on February 8, 2022, the “Merger Agreement)” pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, , which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 payable in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below), subject to the terms of the Merger Agreement.

Creative Realities may exercise an extension option (the “Extension Option”) to extend the Guarantee Date from the three-year anniversary of the Closing Date to six (6) months thereafter if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) Creative Realities provides written notice of its election to exercise the Extension Option at least ten (10) days prior to the three-year anniversary of the Closing. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending fifteen (15) days prior to the three-year anniversary of the Closing Date. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration, all of which is summarized below.

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger, the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,333 in cash, which was paid 50% at the closing of the Merger (the “Closing”), and subject to continuous employment with Reflect or Creative Realities, 25% on the one-year anniversary of Closing and 25% on the two-year anniversary of the Closing. The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on the one-year anniversary of Closing and the remaining 25% of the value of such shares will be issued on the two-year anniversary of the Closing. The shares issued on the Closing were valued at $2.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighed average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

Upon the resignation of a participant’s employment for “good reason,” or termination of the employment of a participant without “cause,” each as defined in the Retention Bonus Plan, the participant will be fully vested and will receive all cash and shares allocated to such participant under the Retention Bonus Plan. Any amounts unpaid by reason of a lapse in continuous employment or otherwise will be reallocated among the remaining Retention Bonus Plan participants.

Equity Financing

On February 3, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000 before deducting placement agent fees and estimated offering expenses payable by the Company. The net proceeds from the Private Placement were used to fund, in part, payment of the closing cash consideration in the Merger.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share, is exercisable immediately until the Pre-Funded Warrant is exercised in full. The Common Stock Warrants expire five years from the date of issuance, have an exercise price of $1.41 per share and are exercisable immediately.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in the Securities Purchase Agreement in order to consummate the financing contemplated by the Credit Agreement (defined below), the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 1,400,000 shares of Company common stock. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.125 per share. The exercise price of the Purchaser Warrant is $1.41 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expires five years from the date of issuance.

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream, pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect, which became a wholly owned subsidiary of the Company as a result of the closing of the Merger. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Company raised $10,000 in gross proceeds, or $9,950 in net proceeds, from entry into a new, 36-month senior secured term loan (the “Acquisition Loan”) with Slipstream as part of the Credit Agreement, which matures on February 17, 2025 (the “Maturity Date”). The Acquisition Loan has an interest rate of 8.0%, with 50.0% warrant coverage (or 2,500,000 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Loan (estimated to be $67 per monthly payment). No principal payments on the Acquisition Loan are payable until the Maturity Date.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 2,694,495 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan (estimated to be $60 per monthly payment). Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments (estimated to be $399 per monthly installment).

In connection with the Acquisition Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022.

Secured Promissory Note

On February 17, 2022, pursuant to the terms of the Merger, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 17, 2022. Any remaining or unpaid principal shall be due and payable on February 15, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on the one-year anniversary of the closing of the Merger, at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The obligations of the Company and Reflect set forth in the Secured Promissory Note are secured by a first-lien security interest in various contracts of Reflect, together with all accounts arising under such contracts, supporting obligations related to the accounts arising under such contracts, all related books and records, and products and proceeds of the foregoing. Slipstream subordinated its security interest in such collateral, and the recourse for any breach of the Secured Promissory Note by the Company or Reflect will be against such collateral.

Our Sources of Revenue

We generate revenue through digital signage solution sales, which include system hardware, professional and implementation services, software design and development, software licensing, deployment, and maintenance and support services.

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

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the Company’s Consolidated Financial Statements included within Part II, ITEM 8 of this Annual Report. The following discussion identifies those accounting policies that we believe are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

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

See Note 2 Summary of Significant Accounting Policies and Note 4 Revenue Recognition in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Annual Report, for a complete discussion of our revenue recognition policies.

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

Goodwill

Goodwill is evaluated for impairment annually as of September 30 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have no other indefinite-lived intangible assets. We test goodwill for impairment by comparing the book value to the fair value at the reporting unit level. We have only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The fair value of the reporting unit is determined by using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. We use these same expectations in other valuation models throughout the business. In addition to the discounted cash flow analysis, we utilize a leveraged buy-out model, trading comps and market capitalization to ultimately determine an estimated fair value of our reporting unit based on weighted average calculations from these models. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

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

No additional impairment was recorded during the remainder of 2020, nor as a result of our annual assessment completed as of September 30, 2021, and no indicators of impairment were identified as of December 31, 2021.

We have not made any material changes in our reporting units or the accounting methodology we used to assess impairment of goodwill since September 30, 2021. The valuation of goodwill is subject to a high degree of judgment, uncertainty and complexity. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

As of December 31, 2021, a full valuation allowance is recorded against our deferred tax. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

Impact of Recently Issued Accounting Pronouncements

Refer to Note 3 Recently Issued Accounting Pronouncements in our Consolidated Financial Statements included in Part II, ITEM 8 of this Annual Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Year Ended December 31,		Change
	2021	2020		%
Sales	$18,437	$17,457	$980	6%
Cost of sales	10,080	9,336	744	8%
Gross profit	8,357	8,121	236	3%
Sales and marketing expenses	1,153	1,676	(523)	-31%
Research and development expenses	550	1,083	(533)	-49%
General and administrative expenses	7,598	8,465	(867)	-10%
Bad debt	(277)	828	(1,105)	-133%
Depreciation and amortization expense	1,364	1,474	(110)	-7%
Lease termination expense	-	18	(18)	-100%
Loss on disposal of assets	-	13	(13)	-100%
Goodwill impairment	-	10,646	(10,646)	-100%
Deal and transaction	518	-	518	100%
Total operating expenses	10,906	24,203	(13,297)	-55%
Operating loss	(2,549)	(16,082)	13,533	-84%
Other income/(expenses):
Interest expense	(805)	(1,023)	218	-21%
Gain on settlement of debt	3,449	209	3,240	1,550%
Gain/(loss) on fair value of debt	166	(93)	259	-278%
Other income/(expense)	(7)	(13)	6	-46%
Total other income/(expense)	2,803	(920)	3,723	-405%
Net income/(loss) before income taxes	254	(17,002)	17,256	-101%
Income tax benefit/(expense)	(22)	158	(180)	-114%
Net income/(loss)	$232	$(16,844)	$17,076	101%

Sales

Sales increased by $980, or 6%, in 2021 as compared to 2020 driven by an increase of $459 in hardware sales as compared to the same period in 2020, despite a decrease of $2,135 in the sale of our Safe Space Solutions products year-over-year, which launched in April 2020. Core digital signage sales (inclusive of hardware, installation, and services) expanded by $3,115 in 2021 despite constraints and headwinds due to limited supply chain availability of semiconductor chips delaying the delivery of digital displays and media players to the Company. The supply disruption for digital displays prevented the Company from delivery of hardware and execution of installation activities during the year. As of December 31, 2021, the Company had customer purchase orders for equipment and installation activities in excess of $1,000 which were delayed as a result of product availability. The Company expects to experience continued disruptions and delays related to fulfillment of inventory purchases from vendors during 2022, but we expect a full recovery in the timely availability of equipment no later than the end of the second quarter of 2022.

Gross Profit

Gross profit increased $236 in absolute dollars to $8,357 in 2021 from $8,121 in 2020, or 3% through a combination of a 6% increase in revenue and a 1.2% reduction in gross margin percentage, driven by an increase in revenue from hardware revenue, which typically is a lower margin revenue stream than our services, as a percentage of total revenue in 2021 as compared to the prior year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $523, or 31%, for the year ended December 31, 2021 as compared to the same period in 2020 driven by (1) a current year Employee Retention Credit of $232 related to the retention and payment of salaries to sales personnel throughout 2020 and 2021, which was all recorded when filed in 2021, (2) reduction of $105 in sales lead generation tools, and (3) the result of reduced personnel costs, partially offset by an increase of $47 on trade show activity and related travel costs following a return to participation in industry trade shows and events after the elimination of such costs in 2020 as a result of the COVID-19 pandemic.

Research and Development Expenses

Research and development expenses decreased by $533, or 49%, for the year ended December 31, 2021 as compared to the same period in 2020 as the result of (1) a current year Employee Retention Credit of $196 related to the retention and payment of salaries to development personnel throughout 2020 and 2021, which was all recorded when filed in 2021, (2) a reduction in personnel costs during the period following reduced headcount and salary reductions in March 2020 through salary reinstatements in October 2021, and (3) an increase in capitalization of development activities for new features/functionality.

General and Administrative Expenses

Total general and administrative expenses decreased by $867, or 10%, in 2021 compared to 2020. The decrease was driven by $694 of Employee Retention Credits related to the retention and payment of salaries to sales personnel throughout 2020 and 2021, each of which were recorded in 2021 when the tax credits were filed. Excluding the consideration of those Employee Retention Credits recorded in the period, total general and administrative expenses decreased $173, or 2%, during 2021 as compared to 2020. The comparable year-over-year expenses included reductions of (a) $262 in non-ERC-related personnel costs, including salaries, benefits, and travel-related expenses, (b) $334 in rent expense following closure, downsizing, or restructuring of four leases during 2020, and (c) reductions in legal expenses of $366 following settlement of the Amended and Restated Seller Note, partially offset by an increase in stock compensation amortization expense of $1,213 related to incremental employee and directors’ awards granted during 2020, which are being amortized over a nineteen (19) month remaining vesting period, and 2021, which are being amortized over twelve (12) and (24) month vesting periods, based on the grant date fair value calculated using the Black Scholes method. Personnel costs were reduced following completion of a reduction-in-force and salary reductions for remaining personnel in March 2020.

Bad Debt

Expenses related to the Company’s allowance for bad debts decreased by $1,105, or 133%, in 2021 as compared to 2020. This decrease was primarily driven by a cash recovery of $555 in 2021 related to a customer bankruptcy for which the Company previously recorded a reserve beginning in second quarter 2020. The remaining reduction was the result of reduced credits and cancellations in 2021 as compared to the prior year in which the COVID-19 pandemic resulted in material customer closures.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased by $110, or 7%, in 2021 compared to 2020. This decrease was the result of a trade name asset becoming fully amortized during 2020, while no amortization was recorded during the 2021. Depreciation was consistent in both periods.

Lease Termination Expense

On December 31, 2020, we exited our office facilities located in Dallas, TX. In ceasing use of these facilities, we recorded a one-time non-cash charge of $18. There were no such lease terminations during 2021.

Goodwill impairment

See Note 7 Intangible Assets, Including Goodwill to the Consolidated Financial Statements for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded in 2020.

Interest Expense

See Note 8 Loans Payable to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Obligations

During 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, (ii) the Company settled the Amended and Restated Seller Note and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, and (iii) the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

During the year ended December 31, 2020, the Company settled and/or wrote off obligations of $348 for aggregate cash payments of $139 and recognized a gain of $209 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with GAAP that are included elsewhere in this Annual Report.

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30	March 31,
Quarters ended	2021	2021	2021	2021	2021
GAAP net income (loss)	$232	$(1,722)	$(343)	$1,025	$1,272
Interest expense:
Amortization of debt discount	159	29	29	29	72
Other interest, net	648	160	158	153	177
Depreciation/amortization:
Amortization of intangible assets	1,251	302	320	317	312
Amortization of finance lease assets	4	-	-	-	4
Amortization of employee share-based awards	1,494	324	329	329	512
Depreciation of property and equipment	109	27	27	27	28
Income tax expense/(benefit)	22	13	1	7	1
EBITDA	$3,919	(867)	$521	1,887	2,378
Adjustments
Change in fair value of Special Loan	(166)	-	-	-	(166)
Gain on settlement of obligations	(3,449)	-	(256)	(1,628)	(1,565)
Deal and transaction costs	518	518	-	-	-
Stock-based compensation – Director grants	399	318	27	27	27
Adjusted EBITDA	$1,221	(31)	$292	286	674

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30	March 31,
Quarters ended	2020	2020	2020	2020	2020
GAAP net loss	$(16,844)	$(617)	$(585)	$(2,459)	$(13,183)
Interest expense:
Amortization of debt discount	339	85	85	84	85
Other interest, net	683	186	179	176	142
Depreciation/amortization:
Amortization of intangible assets	1,330	319	340	344	327
Amortization of finance lease assets	20	3	5	5	7
Amortization of share-based awards	617	250	248	100	19
Depreciation of property and equipment	124	29	33	30	32
Income tax expense/(benefit)	(158)	(6)	(1)	4	(155)
EBITDA	$(13,889)	249	$304	$(1,716)	$(12,726)
Adjustments
Change in fair value of Special Loan	93	(609)	-	551	151
Gain on settlement of obligations	(209)	(54)	(114)	(1)	(40)
Loss on disposal of assets	13	-	13	-	-
Loss on lease termination	18	18	-	-	-
Loss on goodwill impairment	10,646	-	-	-	10,646
Stock-based compensation – Director grants	102	27	25	19	31
Adjusted EBITDA	$(3,226)	(369)	$228	$(1,147)	$(1,938)

Liquidity and Capital Resources

We produced net income and positive cash flows from operating activities for the year ended December 31, 2021 but incurred a net loss and had negative cash flows from operating activities for the year ended December 31, 2020. As of December 31, 2021, we had cash and cash equivalents of $2,883 and a working capital surplus of $2,913.

Equity Financing

As described more fully in the Recent Developments section above, on February 3, 2022, the Company entered into the Securities Purchase Agreement pursuant to which the Company agreed to issue and sell 1,315,000 shares of the Company’s common stock and Common Stock Warrants to a Purchaser in a Private Placement transaction for gross proceeds of $11,000 before deducting placement agent fees and estimated offering expenses payable by the Company. The net proceeds from the Private Placement were used to fund, in part, payment of the closing cash consideration in the Merger.

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream, pursuant to the Credit Agreement, and raised $10,000 in gross proceeds with a maturity date of February 1, 2025.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a Consolidation Term Loan with a maturity date of February 1, 2025. On February 17, 2022, in connection with the closing of the acquisition of Reflect, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 17, 2022, for twelve months with any remaining or unpaid principal due and payable on February 15, 2023.

Management believes that, based on (i) the execution of the Equity Financing, (ii) the refinancing of our debt as part of the Debt Financing, including extension of the maturity date on our term loans, and (iii) our operational forecast through 2022 following completion of the Reflect Acquisition, that we can continue as a going concern through at least March 31, 2023. However, given our historical net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through March 31, 2023. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

See Note 8 Loans Payable to the Consolidated Financial Statements and the Recent Developments section earlier in Item 7 for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities subsequent to December 31, 2021.

Operating Activities

The cash flows provided by / (used in) operating activities were $471 and $(3,530) for the years ended December 31, 2021 and 2020, respectively. Removing the effect of non-cash items, cash provided by operations in 2021 was $1,723, driven by an (1) increase in net customer/vendor deposits of $901 related to upfront cash collections/payments for large-scale projects, (2) increase in net accounts receivable and payables of $196 related to the timing of collections and payments for ongoing hardware and installation sales and purchases, and (3) a decrease in inventory of $471 as Safe Space Solutions inventory purchased in the prior year was sold in 2021, partially offset by a $338 decrease in deferred revenue.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was $1,159 as compared to $657 for the same period in 2020. Uses of cash in the current and prior period relate primarily to internal and external costs associated with software development. We currently do not have any material commitments for capital expenditures as of December 31, 2021; however, we anticipate an increase in our capital expenditures of approximately $430 in excess of our historical trends through the first half of 2022 to maintain and enhance the software platform for our customers and to enhance revenue generating activities through the platform.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2021 and 2020 was $1,745 and $3,479, respectively. The current year results were driven by completion of the Company’s registered direct offering, while the prior year results were driven by our receipt of a PPP Loan of $1,552 and proceeds from our at-the-market offering of $1,831, partially offset by no debt proceeds during the year.

Off-Balance Sheet Arrangements

During the year ended December 31, 2021, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Earnings Release

On March 22, 2022, the Company issued a press release announcing its financial condition and results of operations for the three months and year ended December 31, 2021. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 9B in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Dennis McGill (Chairman), Richard Mills (CEO), David Bell, Donald Harris, and Stephen Nesbit.

The following table sets forth the name and position of each of our current directors and executive officers.

Name	Age	Positions
Dennis McGill	73	Director (Chairman)
David Bell	78	Director
Donald A. Harris	69	Director
Richard Mills	66	Chief Executive Officer and Director
Stephen Nesbit	70	Director
Will Logan	37	Chief Financial Officer

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

ITEM 11 EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2021 and 2020 (table and footnotes in whole dollars):

Name and Principal Position (a)	Years	Salary ($)(b)	Bonus ($)	Stock Awards ($)	Option Awards ($) (c)	Non-Equity Incentive Plan Compensation ($) (d)	All Other Compensation ($)	Total ($)
Richard Mills	2021	296,152	-	-	-	82,500	-	378,652
Chief Executive Officer and Director	2020	277,962	-	-	897,600	-	-	1,175,562

Will Logan	2021	223,460	-	-	-	31,125	-	254,585
Chief Financial Officer	2020	209,735	-	-	448,800	-	-	658,535

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Logan joined the Company effective November 2017.

(b)	Effective March 19, 2020 and in response to state and local authorities forcing many businesses to temporarily reduce or cease operations to slow the spread of the COVID-19 pandemic, the Company’s Board of Directors approved a six-month reduction of the salaries of the Chief Executive Officer and Chief Financial Officer by twenty percent (20%), thereby reducing the salaries payable to such officers in 2020 to $297,000 and $224,100, respectively. The salary reductions resulted in actual salaries to $277,962 and $209,735, respectively, during 2020. During 2021, the Company reinstated lost salaries one-third on each of April 1, July 1, and October 1, the final reinstate thereby increasing the compensation to its pre-pandemic levels of $330,000 and $249,000, respectively. The graded reinstatement resulted in actual salaries for Mr. Mills and Mr. Logan during 2021 of $296,152, and $223,460, respectively.

(c)	There were two tranches of stock options issued to Mr. Mills and Mr. Logan during the year. 50% of the stock options awarded become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. The values included in the table above represent the number of shares awarded to Mr. Mills (480,000) and Mr. Logan (240,000) multiplied by the grant date fair value of the awards as of the grant date. These calculations exclude any value associated with an equal number of performance restricted stock options issued to both Mr. Mills and Mr. Logan which become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023, subject to satisfying the Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. No expense was recorded in 2020 as neither the revenue nor EBITDA target were achieved. The Company recorded stock compensation expense of $449,623 related to Mr. Mills and Mr. Logan for current year and catch-up expense related to the achievement of the EBITDA target in 2021. The revenue and EBITDA targets for the following years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$32 million	$2.2 million
2021	$35 million	$3.1 million
2022	$38 million	$3.5 million

(d)	In addition to the employee stock option plan approved by the Board of Directors in May 2020, the Board of Directors also approved an employee bonus plan pursuant to which certain officers and other employees of the Company would be granted incentive compensation in the form of cash bonuses. In each of the calendar years 2020, 2021 and 2022, Mr. Mills was provided a target bonus of $165, or 50% of his base salary, and Mr. Logan was provided a target bonus of $62, or 25% of his base salary, subject to satisfying the same Company revenue and EBITDA targets for the applicable year on which vesting of performance-based share compensation were set. The Company targets for calendar year 2020 were not met and there was no impact on the Company’s financial statements of those awards during 2020. While the Company targets for revenue were not achieved in 2021, the EBTIDA target was achieved and the Company has accrued $114 in the Consolidated Balance Sheet as of December 31, 2021 related to this bonus plan.

The material terms of employment agreements of Richard Mills, Chief Executive Officer of Creative Realities, and Will Logan, Chief Financial Officer of the Company, including those adopted on November 12, 2021, and payments to be made upon a change in control are discussed below, in the narrative following “Employment Agreements.”

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the Company’s defined contribution 401(k) retirement plan. Employees may contribute pretax compensation to the plan in accordance with current maximum contribution levels proscribed by the Internal Revenue Service. Beginning on April 1, 2018 but suspended indefinitely as of March 19, 2020, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. Creative Realities re-implemented the employer contribution match at the previous rate effective October 1, 2021.

Richard Mills Employment Agreement

Creative Realities employed Richard Mills as Creative Realities Chief Executive Officer. Mr. Mills’ employment agreement was initially effective for a two-year term, which automatically renewed for additional one-year periods unless either Creative Realities or Mr. Mills elected not to extend the term. The agreement provided for an initial annual base salary of $270 subject to annual increases but generally not subject to decreases. Mr. Mills’ current annual base salary is $330. Under the agreement, Mr. Mills was eligible to participate in performance-based cash bonus or equity award plans for Creative Realities senior executives. Mr. Mills participated in Creative Realities employee benefit plans, policies, programs, prerequisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, any of which occur during the first year of Mr. Mills’ employment, Mr. Mills would have been entitled to receive a severance payment equal to six months of his base salary. After the one-year anniversary of his employment (the current term of Mr. Mills’ employment is beyond the one-year anniversary), the severance amount increased to 12 months of then-current base salary. The agreement provided that any severance payments would be paid in installments over the course of the severance. The agreement contained certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contained other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Mr. Mills and Creative Realities entered into a new employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either Creative Realities or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $330 subject to annual increases but generally not subject to decreases. The employment agreement provides that Mr. Mills’ annual base salary adjusts automatically upon the closing of the Merger to $450 subject to annual increases but not generally subject to decreases. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for Creative Realities senior executives. Mr. Mills will participate in Creative Realities employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as de-fined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Mills will be entitled to receive aggregate severance payments equal to twelve months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Will Logan Employment Agreement

Will Logan, Creative Realities’ Chief Financial Officer, had an at-will employment arrangement with Creative Realities. Mr. Logan’s current annual base salary is $249. Mr. Logan participated in Creative Realities employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements, and also received the stock options discussed under “Outstanding Equity Awards at Fiscal Year-End” below.

Mr. Logan and Creative Realities entered into an employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either Creative Realities or Mr. Logan elects not to extend the term. The agreement provides for an initial annual base salary of $249 subject to annual increases but generally not subject to decreases. The employment agreement provides that Mr. Logan’s annual base salary adjusts automatically upon the closing of the Merger to $350, subject to annual increases but not generally subject to decreases, and Mr. Logan will receive a $75 cash bonus upon the closing of the Merger. The Merger closed on February 17, 2022. Under the agreement, Mr. Logan is eligible to participate in performance-based cash bonus or equity award plans for Creative Realities senior executives. Mr. Logan participates in Creative Realities employee benefit plans, policies, programs, prerequisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Logan will be entitled to receive aggregate severance payments equal to six months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by Creative Realities named executive officers as of December 31, 2021:

	Option Awards (a)						Stock Awards
	Number of		Number of Securities				Number	Market value
	Securities		Underlying				of shares	of shares
	Underlying		Unexercised				or units of	or units of
	Unexercised		Options		Option		stock	stock
	Options		(#)		Exercise	Option	that has	that have
	(#)		Non-		Price	Expiration	not vested	not vested
Name	Exercisable		Exercisable		($)	Date	(#)	($)
Richard Mills	160,000	(a)	320,000	(a)	$2.53	6/1/2030	-	-
	160,000	(b)	320,000	(b)	$2.53	6/1/2030	-	-

Will Logan	19,167	(c)	-	(c)	$8.70	11/6/2027	-	-
	12,500	(d)	4,167	(d)	$7.50	9/20/2028	-	-
	80,000	(a)	160,000	(a)	$2.53	6/1/2030	-	-
	80,000	(b)	160,000	(b)	$2.53	6/1/2030	-	-

(a)	These stock options become exercisable in increments of 33 percent of the total shares purchasable under this issuance on June 1 annually, beginning in 2021 and ending in 2023.

(b)	These stock options become exercisable in increments of 16.67 percent of the total shares purchasable under this issuance subject to satisfying Creative Realities revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year, with each target and vesting being independently achieved without regard for the other. These performance options include a catch-up provision, where any options that did not vest during a prior year due to Creative Realities’ failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the following years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$32 million	$2.2 million
2021	$35 million	$3.1 million
2022	$38 million	$3.5 million

The executives met the foregoing EBTIDA target for calendar year 2021.

(c)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on November 6 annually, beginning in 2018 and ending in 2021.

(d)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on September 20 annually, beginning in 2019 and ending in 2022.

Director Compensation

On March 13, 2019, Creative Realities’ Board of Directors approved a plan to compensate non-officer directors for their service to Creative Realities in the amount of $25 per year, beginning April 1, 2019, to be issued in either cash or restricted stock vesting immediately upon issuance. Shares of restricted stock were issued quarterly in arrears for service the preceding quarter for a value of $6 per director, with the number of shares issued based on the most recent close price of Creative Realities’ common stock at the end of the previous calendar quarter.

On November 17, 2021, Creative Realities’ Board of Directors updated its director compensation plan to compensate non-officer directors as follows:

●	Annual grant of shares of unrestricted common stock of Creative Realities, issuable on November 17, 2021, 2022 and 2023, having an annual value of $24, with the per-share price to be determined based upon the closing price of the Company’s common stock as reported on Nasdaq on such issuance date; and

●	An option issuable to each non-executive director to purchase 60,000 shares of Creative Realities common stock (or in the case of Dennis McGill, Chairman of the Creative Realities Board, 75,000 shares), which vest in three equal installments on November 17, 2021, 2022 and 2023, subject to continuing service as a director as of such vesting date. The exercise price of such options is $2.21, the closing price of Creative Realities’ common stock as reported on Nasdaq on the date of adoption of such plan.

The table below sets forth the compensation paid to Creative Realities non-employee directors during 2021:

Director Compensation (table and footnotes in whole dollars)
Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($) (2)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Dennis McGill	–	46,531	130,825	–	–	–	177,356
David Bell	–	46,531	104,660	–	–	–	151,191
Donald A. Harris	–	46,531	104,660	–	–	–	151,191
Stephen Nesbit	–	46,531	104,660	–	–	–	151,191

(1)	Each director was awarded shares of the Company’s common stock for service having an aggregate value of $6,250 on a quarterly basis in arrears for services completed during the immediately preceding quarter. This arrangement was in place for the first three quarters of 2021, with $18,750 of the total above for each director representing the aggregate value of shares issued on the date of issuance.

(2)	Represents the aggregate grant date fair value of three-year option awards vesting in 2021, 2022, and 2023 based on the Black-Scholes value determined as of the November 17, 2021 grant date.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 22, 2022, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock,

●	each current director,

●	each executive officer of the Company and other persons identified as a named executive in this Annual Report on Form 10-K, and

●	all current executive officers and directors as a group.

Unless otherwise indicated, the address of each of the following persons is 13100 Magisterial Drive, Suite 100, Louisville, KY 40223, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Common Shares Beneficially Owned [1]	Percentage of Common Shares [1]
Slipstream Funding, LLC [2] c/o Pegasus Capital Advisors, L.P. 750 E Main St., Suite 600 Stamford, CT 06902	952,365	5.56%
Slipstream Communications, LLC [3] c/o Pegasus Capital Advisors, L.P. 750 E Main St., Suite 600 Stamford, CT 06902	6,463,974	33.47%
Stephen Nesbit [4]	73,981	*
Donald A. Harris [5]	220,023	1.28%
Dennis McGill [6]	89,296	*
David Bell [7]	73,981	*
Richard Mills [8]	1,076,904	6.17%
Will Logan [9]	197,735	1.14%
All current executive officers and directors as a group [10]	1,731,920	9.18%

*	less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of March 22, 2022, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of Creative Realities. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member, and may deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. See table footnote 3 for further information regarding Slipstream Communications, LLC.

(3)	Investment and voting power over shares held by Slipstream Communications, LLC may be deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. Slipstream Communications, LLC (“Slipstream Communications”) is the sole member of Slipstream Funding, LLC (“Slipstream Funding”). BCOM Holdings, LP (“BCOM Holdings”) is the managing member of Slipstream Communications. BCOM GP LLC (“BCOM GP”) is the general partner of BCOM Holdings. Business Services Holdings, LLC (“Business Services Holdings”) is the sole member of BCOM GP. PP IV BSH, LLC (“PP IV BSH”), Pegasus Investors IV, L.P. (“Pegasus Investors”) and Pegasus Partners IV (AIV), L.P. (“Pegasus Partners (AIV)”) are the members of Business Services Holdings. Pegasus Partners IV, L.P. (“Pegasus Partners”) is the sole member of PP IV BSH. Pegasus Investors IV, L.P. (“Pegasus Investors”) is the general partner of each of Pegasus Partners (AIV) and Pegasus Partners and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors GP”) is the general partner of Pegasus Investors. Pegasus Investors GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut. The share figure includes the 952,365 shares of common stock issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 2,187,521 common shares purchasable upon exercise of outstanding warrants issued to and held by Slipstream Communications, LLC.

(4)	Mr. Nesbit is a director of the Company. Share figure includes 20,000 shares purchasable upon the exercise of outstanding options.

(5)	Mr. Harris is a director of the Company. Share figure includes 9,130 shares purchasable upon the exercise of outstanding warrants and 20,000 shares purchasable upon the exercise of outstanding options.

(6)	Mr. McGill is a director of the Company and Chairman of the Board. Share figured includes 41,667 shares purchasable upon the exercise of outstanding options.

(7)	Mr. Bell is a director of the Company. Share figure includes 20,000 shares purchasable upon the exercise of outstanding options.

(8)	Mr. Mills is a director of the Company and Chief Executive Officer. Share figure includes 320,000 shares purchasable upon the exercise of outstanding options.

(9)	Mr. Logan is the Chief Financial Officer of the Company. Share figure includes 191,667 shares purchasable upon the exercise of outstanding options.

(10)	Includes Messrs. McGill, Mills, Bell, Harris, Nesbit and Logan.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2021, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
Equity compensation plans approved by stockholders	None	(1)	N/A	None
Equity compensation plans not approved by stockholders	2,868,809	(1)	$3.10	3,143,326	(2)

(1)	All shares reflected in the table are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan.

(2)	Reflects number of securities remaining available for issuance under the 2014 Stock Incentive Plan.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream, pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect, which became a wholly owned subsidiary of the Company as a result of the closing of the Merger on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Company raised $10,000 in gross proceeds, or $9,950 in net proceeds, from entry into a new, 36-month senior secured term loan (the “Acquisition Loan”) with Slipstream as part of the Credit Agreement, which matures on February 17, 2025 (the “Maturity Date”). The Acquisition Loan has an interest rate of 8.0%, with 50.0% warrant coverage (or 2,500,000 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Loan (estimated to be $67 per monthly payment). No principal payments on the Acquisition Loan are payable until the Maturity Date.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 2,694,495 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan (estimated to be $60 per monthly payment). Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments (estimated to be $399 per monthly installment).

In connection with the Acquisition Loan and the Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022.

In certain circumstances, upon a fundamental transaction of the Company, the holder of the Lender Warrant will have the right to require the Company to repurchase the Lender Warrant at its fair value using a Black Scholes option pricing formula; provided that such holder may not require the Company or its successor entity to repurchase the Lender Warrant for the Black Scholes value in connection with a fundamental transaction that is not approved by the Company’s Board of Directors, and therefore not within the Company’s control.

33 Degrees

33 Degrees Convenience Connect, Inc., a related party that was approximately 17.5% owned by a member of our senior management (“33 Degrees”) until September 2021, is a customer of both equipment and services from the Company. For the years ended December 31, 2021 and 2020, we had sales of $457 (2.5% of consolidated sales) and $1,058 (6.1% of consolidated sales), respectively, with 33 Degrees. Accounts receivable due from 33 Degrees was $35, or 1.0%, and $40, or 1.2% of consolidated accounts receivable at December 31, 2021 and December 31, 2020, respectively.

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

The following table presents fees for audit and other services provided by Deloitte and Touche LLP for 2021 and 2020. Fees for tax services were provided by Ernst & Young, LLP beginning in the second quarter of 2018. Fees to Deloitte and Touche LLP were as follows:

	2021	2020

Audit fees (a)	$260	$336
Audit related fees (b)	65	-
Tax fees (c)	-	-

	$325	$336

(a)	Audit fees for 2021 and 2020 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and audit services provided in connection with other regulatory filings.

(b)	Audit related fees relate to professional services provided in connection with the preparation and filing of SEC reports related to our Registered Direct Offering and the Reflect Merger.

(c)	There were no tax fees paid to Deloitte and Touche LLP. Tax fees to other service providers consisted of the aggregate fees billed for tax compliance, tax advice, and tax planning of $223 and $105 for 2021 and 2020, respectively.

Our Board of Directors pre-approved the audit services rendered by Deloitte and Touche LLP during 2021 and 2020, respectively, and concluded that such services were compatible with maintaining the auditor’s independence.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1.

(b)	See “Exhibit Index” on page E-1.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky, on March 22, 2022.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer and Director	March 22, 2022
Richard Mills

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 22, 2022
Will Logan	Principal Accounting Officer)

/s/ Dennis McGill	Chairman of the Board of Directors	March 22, 2022
Dennis McGill

/s/ David Bell	Director	March 22, 2022
David Bell

/s/ Donald Harris	Director	March 22, 2022
Donald Harris

/s/ Steve Nesbit	Director	March 22, 2022
Steve Nesbit

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill – Refer to Notes 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company operates as a single reportable segment, operating segment and reporting unit. The Company’s evaluation of goodwill for impairment involves comparing the book value of the reporting unit to its estimated fair value. The Company’s determination of estimated fair value of the reporting unit is based primarily on a discounted cash flow model utilizing the income approach. The Company used the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to the valuation of the reporting unit, including assumptions regarding discount rates and forecasts of future revenue and operating margins. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s annual impairment assessment date is September 30. Accordingly, management performed an impairment assessment as of September 30, 2021. The estimated fair value of the reporting unit exceeded the carrying value as of September 30, 2021 and, therefore, no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, gross profit, operating income/EBITDA, and capital expenditures, and the selection of the long-term growth rate and discount rate for the reporting unit included the following, among others:

●	We evaluated the reasonableness of management’s forecasts of revenue, gross profit, operating income/EBITDA, and capital expenditures by comparing the forecasts to:

(1)	historical revenue, gross profit, operating income/EBITDA, and capital expenditures,

(2)	internal communications to management and the Board of Directors, and

(3)	forecasted information included in industry reports for the Company.

●	With the assistance of our fair value specialists:

o	We evaluated the reasonableness of the discounted cash flow valuation methodology and performed underlying procedures on the mathematical accuracy of the calculations.

o	We evaluated the reasonableness of the discount rate used in the discounted cash flow model by testing the underlying source information, developing an independent range of estimated discount rates and comparing that range to the discount rate selected by the Company.

o	We evaluated the reasonableness of the long-term growth rate used in the discounted cash flow model by comparing the information used by the Company to third party economic and industry related information.

/s/ Deloitte & Touche LLP

Louisville, Kentucky

March 22, 2022

We have served as the Company’s auditor since 2020.

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,883	$1,826
Accounts receivable, net of allowance for doubtful accounts of $620 and $1,230, respectively	3,006	2,302
Unbilled receivables	369	41
Inventories, net	1,880	2,351
Prepaids and other current assets	1,634	507
Total current assets	9,772	7,027
Operating lease right-of-use assets	654	931
Property and equipment, net	75	175
Intangibles, net	4,850	4,955
Goodwill	7,525	7,525
Other assets	5	5
TOTAL ASSETS	$22,881	$20,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$-	$1,637
Accounts payable	2,517	1,661
Accrued expenses	2,110	2,142
Deferred revenues	426	764
Customer deposits	1,525	770
Current maturities of operating leases	281	355
Current maturities of financing leases	-	4
Total current liabilities	6,859	7,333
Long-term Payroll Protection Program note payable	-	1,552
Long-term related party loans payable, net of $143 and $168 discount, respectively	4,624	4,436
Long-term related party convertible loans payable, at fair value	2,251	2,270
Long-term obligations under operating leases	373	584
Long-term accrued expenses	-	108
Other liabilities	45	-
TOTAL LIABILITIES	14,152	16,283

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 12,009 and 10,924 shares issued and outstanding, respectively	120	109
Additional paid-in capital	60,863	56,712
Accumulated deficit	(52,254)	(52,486)
Total shareholders’ equity	8,729	4,335
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,881	$20,618

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2021	2020
Sales
Hardware	$9,450	$8,991
Services and other	8,987	8,466
Total sales	18,437	17,457

Cost of sales
Hardware	6,914	6,251
Services and other	3,166	3,085
Total cost of sales	10,080	9,336
Gross profit	8,357	8,121

Operating expenses:
Sales and marketing	1,153	1,676
Research and development	550	1,083
General and administrative	7,598	8,465
Bad debt expense/(recovery)	(277)	828
Depreciation and amortization	1,364	1,474
Lease termination expense	-	18
Goodwill impairment	-	10,646
Loss on disposal of fixed assets	-	13
Deal and transaction costs	518	-
Total operating expenses	10,906	24,203
Operating loss	(2,549)	(16,082)

Other income/(expenses):
Interest expense, including amortization of debt discount	(805)	(1,023)
Gain on settlement of obligations	3,449	209
Gain/(loss) on fair value of debt	166	(93)
Other income/(expense), net	(7)	(13)
Total other income/(expense)	2,803	(920)
Net income/(loss) before income taxes	254	(17,002)
Income tax benefit/(expense)	(22)	158
Net income/(loss)	232	(16,844)
Net income/(loss) per common share - basic	$0.02	$(1.65)
Net income/(loss) per common share - diluted	$0.02	$(1.65)
Weighted average shares outstanding - basic	11,761	10,195
Weighted average shares outstanding - diluted	11,761	10,195

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2021	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Stock-based compensation – employees	-	-	1,494	-	1,494
Stock-based compensation - directors	106,528	1	398	-	399
Stock-based compensation - vendors	80,560	1	129	-	130
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Shares issued via registered direct offering	800,000	8	1,841	-	1,849
Net income	-	-	-	232	232
Balance as of December 31, 2021	12,008,519	$120	$60,863	$(52,254)	$8,729

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2020	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2019	9,774,546	98	54,052	(35,642)	18,508
Shares issued to directors as compensation	88,073	1	99	-	100
Stock-based compensation	-	-	620	-	620
Shares issued via at-the-market offering	1,034,068	10	1,821	-	1,831
Exercise of warrants	27,600	-	120	-	120
Net loss	-	-	-	(16,844)	(16,844)
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2021	2020
Operating Activities:
Net income/(loss)	$232	$(16,844)
Adjustments to reconcile net income/(loss) to be used in operating activities:
Depreciation and amortization	1,364	1,474
Amortization of debt discount	159	339
Stock-based compensation	1,893	719
Allowance for doubtful accounts	10	613
Employee retention and other government credits	(785)	-
Non-cash interest expense on related party loans	467	517
Non-cash receivables from in-process projects	(369)	-
Non-cash application of customer deposits to completed projects	(506)	-
Stock compensation issued to vendors for services	130	-
Deferred tax (benefit)/expense	-	(175)
Gain on forgiveness of PPP loan	(1,552)	-
Gain on settlement of Seller Note	(1,538)	-
Gain on settlement of other obligation	(359)	(209)
Loss on disposal of assets	-	13
(Gain)/loss on fair value of debt	(166)	93
Goodwill impairment	-	10,646
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(673)	1,793
Inventories	471	(1,972)
Prepaid expenses and other current assets	18	(71)
Vendor deposits	(360)	(116)
Other assets	-	130
Operating lease right of use asset	277	149
Accounts payable and other current payables	869	3
Deferred revenue	(338)	(8)
Accrued expenses, net	206	(502)
Customer deposits	1,261	15
Operating lease liabilities	(285)	(139)
Other liabilities	45	2
Net cash provided by / (used in) operating activities	471	(3,530)
Investing activities
Purchases of property and equipment	(19)	(92)
Capitalization of internal and external labor for software development	(1,140)	(565)
Net cash used in investing activities	(1,159)	(657)
Financing activities
Proceeds from common stock issuance, net of issuance costs	1,849	1,831
Proceeds from Payroll Protection Program loan	-	1,552
Principal payments on finance leases	(4)	(24)
Repayment of seller note	(100)	-
Proceeds from warrant exercise into common stock	-	120
Net cash provided by financing activities	1,745	3,479
Increase in Cash and Cash Equivalents	1,057	(708)
Cash and Cash Equivalents, beginning of year	1,826	2,534
Cash and Cash Equivalents, end of year	$2,883	$1,826

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, and Creative Realities Canada, Inc., a Canadian corporation, and Reflect Systems, Inc., a Delaware corporation, which was acquired on February 17, 2022.

Acquisition of Reflect

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on as amended on February 8, 2022, the “Merger Agreement)” pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, and the surviving company of the merger, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of to the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 payable in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below), subject to the terms of the Merger Agreement.

Creative Realities may exercise an extension option (the “Extension Option”) to extend the Guarantee Date from the three-year anniversary of the Closing Date to six (6) months thereafter if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) Creative Realities provides written notice of its election to exercise the Extension Option at least ten (10) days prior to the three-year anniversary of the Closing. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending fifteen (15) days prior to the three-year anniversary of the Closing Date. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration.

Equity Financing

On February 3, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000 before deducting placement agent fees and estimated offering expenses payable by the Company. The net proceeds from the Private Placement were used to fund, in part, payment of the closing cash consideration in the Merger.

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream, pursuant to the Credit Agreement, and raised $10,000 in gross proceeds with a maturity date of February 1, 2025. The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a Consolidation Term Loan with a maturity date of February 1, 2025.

On February 17, 2022, in connection with the closing of the acquisition of Reflect, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”). The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 17, 2022, for twelve months with any remaining or unpaid principal due and payable on February 15, 2023.

See Note 8 Loans Payable to the Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities subsequent to December 31, 2021.

Management believes that, based on (i) the execution of the Equity Financing, (ii) the refinancing of our debt as part of the Debt Financing, including extension of the maturity date on our term loans, and (iii) our operational forecast through 2022 following completion of the Reflect Acquisition, that we can continue as a going concern through at least March 31, 2023. However, given our historical net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through March 31, 2023. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

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

The Consolidated Financial Statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries Allure, and Creative Realities (Canada), Inc. All intercompany balances and transactions have been eliminated in consolidation, as applicable.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2021	2020
Raw materials, net of reserve of $502 and $104, respectively	$1,580	$1,920
Inventory on consignment with distributors	3	208
Work-in-process	297	223
Total inventories	$1,880	$2,351

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,972,020 and 7,040,709 at December 31, 2021 and 2020, respectively were excluded from the computation of income/(loss) per share as all options and warrants were anti-dilutive due to the net loss in 2020 and no options or warrants were in the money for 2021. In calculating diluted earnings per share for the years ended December 31, 2021 and 2020, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Special Loan as the Company has both the intent and ability to make the scheduled amortization payments on the Special Loan.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of December 31, 2021 and December 31, 2020.

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

Property and equipment consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Equipment	$89	$81
Leasehold improvements	135	135
Furniture and fixtures	121	119
Other depreciable assets	56	56
Total property and equipment	401	391
Less: accumulated depreciation and amortization	(326)	(216)
Net property and equipment	$75	$175

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned
Equipment	3 – 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $109 and $124 for the years ended December 31, 2021 and 2020, respectively.

12. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $1,140 and $603 for the years ended December 31, 2021 and 2020, respectively. These software development costs include both enhancements and upgrades of our client-based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in intangible assets, net on the Consolidated Balance Sheets.

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

None.

Not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). This guidance will be effective for us in the first quarter of 2023 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Modification of equity-classified written call options, which clarifies how an issuer should account for modifications made to equity-classified written call options (e.g., warrants to purchase an issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This guidance will be effective for us in the first quarter of 2022. We are currently evaluating the disclosure requirements and potential impact on our consolidated financial statements, but anticipate there may be impacts as the Company has issued warrants in prior debt financing activities, including in both our Equity Financing and Debt Financings.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis, with early adoption permitted. We are currently evaluating the disclosure requirements and potential impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses. The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables and loans, entities will be required to estimate lifetime expected credit losses. The amendments are effective for public business entities that qualify as smaller reporting companies for fiscal years and interim periods beginning after December 15, 2022. We are currently evaluating the disclosure and accounting requirements related to adopting this guidance, given the transition from an incurred loss to an expected loss model.

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2021 and 2020:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Hardware	$9,450	$8,991

Services:
Installation Services	2,600	2,537
Software Development Services	791	549
Managed Services	5,596	5,380
Total Services	8,987	8,466

Total Hardware and Services	$18,437	$17,457

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

As discussed in Note 8 Loans Payable, the Special Loan is reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Special Loan. We utilized a discounted cash flow analysis in updating our fair value analysis of the Convertible Loan, resulting in recognition of a $166 gain during 2021 from the change in fair value of the liability and a corresponding decrease in the debt balance recorded in the Condensed Consolidated Balance Sheet. The Company recorded a $93 loss during 2020 related to the fair value of the Special Loan.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2021	2020
Supplemental non-cash Investing and Financing activities
Conversion of disbursed escrow loan into common stock	$264	$-
Increase in debt related to financing fees	$200	$-
Decrease in debt discount via amended Credit Agreement	$133	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$106	$140
Income taxes, net	$32	$19

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2021 and December 31, 2020:

	December 31,		December 31,
	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$4,635	3,652	$4,635	3,400
Purchased and developed software	3,488	2,713	3,167	2,002
In-Process internally developed software platform	824	-	-	-
Customer relationships	3,960	1,692	5,330	2,870
Trademarks and trade names	640	640	1,020	925
	13,547	8,697	14,152	9,197
Accumulated amortization	8,697		9,197
Net book value of amortizable intangible assets	$4,850		$4,955

For the years ended December 31, 2021 and 2020, amortization of intangible assets charged to operations was $1,251 and $1,330, respectively. For the year ended December 31, 2021, the Company wrote-off a $380 fully amortized trade name asset and a $1,370 fully amortized customer list asset and the related accumulated amortization for each related to ConeXus World Global, LLC, an entity dissolved by the Company during 2021. There was no impact on the Company’s Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations during the period.

Estimated amortization is as follows:

Year ending December 31,	Estimated Future Amortization
2022	$954
2023	636
2024	487
2025	415
Thereafter	1,503

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Acquired Intangible Asset:	Amortization Period: (years)
Technology platform and patents	7
Purchased and developed software	3
Trademark	3
Customer relationships	15

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

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the preceding three years. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2021.

The Company recognizes that any changes in our projected 2022 and future results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

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

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of December 31, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
C	8/17/2016	4,767	2/17/2025	588,236	8.0% interest
E	12/30/2019	2,418	2/17/2025	-	10.0% interest
	Total debt, gross	7,185		588,236
	Fair value (E)	(166)
	Total debt, gross	7,019
	Debt discount	(144)
	Total debt, net	$6,875
	Less current maturities	-
	Long term debt	6,875

As of December 31, 2020
Debt Type	Issuance Date	Principal	Maturity Date		Warrants	Interest Rate Information
A	6/30/2018	$264	N/A		-	0.0% interest
B	1/16/2018	1,085	3/31/2023		61,729	10.0% interest	(1)
C	8/17/2016	3,255	3/31/2023		588,236	10.0% interest	(1)
D	11/19/2018	1,637	2/15/2020		-	3.5% interest
E	12/30/2019	2,177	3/31/2023		-	10.0% interest	(2)
F	4/27/2020	1,552	4/27/2022	(3)	-	1.0% interest	(3)
	Total debt, gross	9,970			649,965
	Fair value (E)	93
	Total debt, gross	10,063
	Debt discount	(168)
	Total debt, net	$9,895
	Less current maturities	(1,637)
	Long term debt	8,258

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

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, Creative Realities, Inc. (the” Company”) and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect Systems, Inc. (“Reflect”), which became a wholly owned subsidiary of the Company as a result of the closing of the Merger on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 2,694,495 warrants). The Company issued to Slipstream a $7,185 Consolidation Term Note in connection with consolidating the Consolidation Term Loan. On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan (estimated to be $60 per monthly payment). Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments (estimated to be $399 per monthly installment).

In addition to refinancing the existing debt with Slipstream, the Company also raised $10,000 in gross proceeds, or $9,950 in net proceeds, from entry into a new, 36-month senior secured term loan (the “Acquisition Loan”) with Slipstream as part of the Credit Agreement, which matures on February 17, 2025 (the “Maturity Date”). The Acquisition Loan has an interest rate of 8.0%, with 50.0% warrant coverage (or 2,500,000 warrants). The Company issued to Slipstream a $10,000 Acquisition Term Note in connection with obtaining the Acquisition Loan. On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Loan (estimated to be $67 per monthly payment). No principal payments on the Acquisition Loan are payable until the Maturity Date.

In connection with the Acquisition Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022.

In certain circumstances, upon a fundamental transaction of the Company (e.g., a disposal or sale of all or the greater part of the assets or undertaking of the Company, an amalgamation or merger with another company, or implementation of a scheme of arrangement), the holder of the Lender Warrant will have the right to require the Company to repurchase the Lender Warrant at its fair value using a Black Scholes option pricing formula; provided that such holder may not require the Company or its successor entity to repurchase the Lender Warrant for the Black Scholes value in connection with a fundamental transaction that is not approved by the Company’s Board of Directors, and therefore not within the Company’s control.

Secured Promissory Note

On February 17, 2022, in connection with the closing of the Reflect Acquisition, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 17, 2022. Any remaining or unpaid principal shall be due and payable on February 15, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on the one-year anniversary of the closing of the Merger, at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The obligations of the Company and Reflect set forth in the Secured Promissory Note are secured by a first-lien security interest in various contracts of Reflect, together with all accounts arising under such contracts, supporting obligations related to the accounts arising under such contracts, all related books and records, and products and proceeds of the foregoing. Slipstream subordinated its security interest in such collateral, and the recourse for any breach of the Secured Promissory Note by the Company or Reflect will be against such collateral. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

Amended and Restated Loan and Security Agreement

On March 7, 2021, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream pursuant to an Amended and Restated Credit and Security Agreement (the “Prior Credit Agreement”). The debt facilities continue to be fully secured by all assets of the Borrowers. The maturity date (“Maturity Date”) on the outstanding debt and new debt is extended to March 31, 2023. The Prior Credit Agreement (i) provides a $1,000 of availability under a line of credit (the “Line of Credit”), (ii) consolidates our existing term and revolving line of credit facilities into a new term loan (the “New Term Loan”) having an aggregate principal balance of approximately $4,550 (including a 3.0% issuance fee capitalized into the principal balance), (iii) increases the outstanding special convertible term loan (the “Convertible Loan”) to approximately $2,280 (including a 3.0% issuance fee capitalized into the principal balance), and (iv) extinguishes the outstanding obligations owed with respect to a $264 existing disbursed escrow loan in exchange for shares of the Company’s common stock (the “Disbursed Escrow Conversion Shares”), valued at $2.718 per share (the trailing 10-day VWAP as reported on the Nasdaq Capital Market as of the date of execution of the Prior Credit Agreement). The Line of Credit and Convertible Loan accrue interest at 10% per year, and the New Term Loan accrues interest at 8% per year.

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

The Prior Credit Agreement limits the Company’s ability to issue Shares as follows (the “Exchange Limitations”): (1) The total number of Shares that may be issued under the Prior Credit Agreement will be limited to 19.99% of the Company’s outstanding shares of common stock on the date the Prior Credit Agreement is signed (the “Exchange Cap”), unless stockholder approval is obtained to issue shares in excess of the Exchange Cap; (2) if Slipstream and its affiliates (the “Slipstream Group”) beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares and such shares are less than 19.99% of the then-issued and outstanding shares of Company common stock, the issuance of such Payment Shares will not cause the Slipstream Group to beneficially own in excess of 19.99% of the issued and outstanding shares of Company common stock after such issuance unless stockholder approval is obtained for ownership in excess of 19.99%; and (3) if the Slipstream Group does not beneficially own the largest ownership position of shares of Company common stock immediately prior to the proposed issuance of Payment Shares, the Company may not issue Payment Shares to the extent that such issuance would result in Slipstream Group beneficially owning more than 19.99% of the then issued and outstanding shares of Company common stock unless (A) such ownership would not be the largest ownership position in the Company, or (B) stockholder approval is obtained for ownership in excess of 19.99%.

Accounting for the Prior Credit Agreement was accounted for as a debt extinguishment in the first quarter of 2021.

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

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018, we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bears no interest. Upon entry into the Prior Credit Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance with the Statement of Shareholder’s Equity.

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

On January 11, 2021, the Company received a notice from Old National Bank that the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the year-ended December 31, 2021.

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

As a result of this settlement, the full principal amount of the Seller Note and the accrued interest were eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during 2021.

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

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. Due to delays arising as a result of the ongoing COVID-19 pandemic, these suits remain in the early stages of litigation and, as a result, the outcome of the suits and the allocation of liability, if any, remain unclear, so the Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recover, if any, at the time of this filing.

The Company has notified its insurance company of potential claims and continues to evaluate both the claim made by the customer and potential avenues for recovery against third parties should the customer prevail.

On February 20, 2020, Creative Realities, Inc. and Allure made a demand for arbitration against Seller for (1) breach of contract, (2) indemnification, and (3) fraudulent misrepresentation under the Allure Purchase Agreement. This demand included a claim for the right to offset the amounts owing under the Amended and Restated Seller Note due February 20, 2020. The Company did not pay the Amended and Restated Seller Note on its maturity date. On February 27, 2020, Seller sent the Company a notice of breach for failure to pay the Amended and Restated Seller Note on the maturity date of February 20, 2020 and demanding immediate payment. On September 11, 2020, the Company served a First Amended Demand in the arbitration with Seller, and on November 5, 2020, Seller pre-served a Motion for Summary Disposition in the arbitration demanding payment of the Amended and Restated Seller Note and accrued interest.

On May 13, 2021, the Company and Seller entered into a settlement agreement wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Amended and Restated Seller Note and a mutual release of all claims related to the Amended and Restated Seller Note and sale transaction under the Allure Purchase Agreement and all related agreements. The Company recorded a gain on settlement of obligations of $1,624 during 2021 upon settlement.

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Annual Report.

Settlement of obligations

During 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, (ii) the Company settled the Amended and Restated Seller Note and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, and (iii) the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

During the year ended December 31, 2020, the Company settled and/or wrote off obligations of $348 for aggregate cash payments of $139 and recognized a gain of $209 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

Employee-related Expenses

We implemented cost-control measures in light of the effect of the COVID-19 pandemic on our business, including employment compensation reductions designed to achieve preliminary cost savings. On March 19, 2020, the Company’s Board of Directors approved a six-month reduction of the salaries of several Company employees by between five percent (5%) and twenty percent (20%). During 2021, the Company reinstated lost salaries one-third on each of April 1, July 1, and October 1, the final reinstate thereby increasing the compensation to its pre-pandemic levels.

On March 20, 2020, we completed a reduction-in-force and accrued one-time termination benefits related to severance to the affected employees of $135, the total of which was paid during 2020.

Lease termination

On December 31, 2020, we vacated our office facilities located in Dallas, TX. In ceasing use of these facilities, we recorded a one-time non-cash charge of $18. There were no such lease terminations during 2021.

NOTE 10: RELATED PARTY TRANSACTIONS

In addition to the financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable, we have the following related party transactions.

33 Degrees Convenience Connect, Inc., a related party that was approximately 17.5% owned by a member of our senior management (“33 Degrees”) until September 2021, is a customer of both equipment and services from the Company. For the years ended December 31, 2021 and 2020, we had sales of $457 (2.5% of consolidated sales) and $1,057 (6.1% of consolidated sales), respectively, with 33 Degrees. Accounts receivable due from 33 Degrees was $35, or 1.0%, and $40, or 1.2% of consolidated accounts receivable at December 31, 2021 and December 31, 2020, respectively.

NOTE 11: INCOME TAXES

Income tax benefit/(expense) consisted of the following:

	Year ended December 31,
	2021	2020
Tax provision summary:
State income tax	$(22)	$(17)
Deferred tax benefit/(expense) - federal	-	150
Deferred tax benefit/(expense) – state	-	25
Tax benefit/(expense)	$(22)	$158

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

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2021	2020
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	5.21%	1.53%
Foreign rate differential	(26.47)%	0.51%
PPP Loan Forgiveness	(128.43)%	0.00%
Discrete items, Transaction items, and Other	21.92%	(7.00)%
Changes in valuation allowance	115.43%	(15.11)%
Effective tax rate	8.66%	0.93%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Reserves	$267	$318
Property and equipment	(2)	(40)
Accrued expenses	106	326
Right-of-use Asset	(91)	(147)
Right-of-use Liability	91	149
IRC 163(j) Interest Deduction	18	18
Non-qualified stock options	1,074	675
R&D credits	1,801	1,801
Net foreign carryforwards	3,485	3,106
US net operating loss and credit carryforwards	35,448	35,566
Intangibles	(11)	(13)

Total deferred tax assets, net	42,186	41,759
Valuation allowance	(42,186)	(41,759)

Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2021 that, if recognized, would affect the tax rate.  It is the Company’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). As of December 31, 2021, the Company has federal and state net operating loss carryforwards expiring between 2022 and 2037, $10,651 of which has an indefinite carryforward period. The federal statute of limitations remains open for tax years 2018 through 2020 and state tax jurisdictions generally have statutes of limitations open for tax years 2017 through 2020.

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

NOTE 12: WARRANTS

A summary of outstanding warrants for the years ended December 31, 2021 and 2020 is included below:

Year Ended December 31, 2021
	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2021	4,426,900	$4.62	2.83
Warrants issued	-	-	-
Warrants expired	(323,689)	4.69	-
Balance December 31, 2021	4,103,211	$4.48	1.73

Year Ended December 31, 2020
	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2020	4,733,028	$4.83	3.41
Warrants issued	-	-	-
Warrants exercised	(27,600)	4.38	-
Warrants expired	(278,528)	7.08	-
Balance December 31, 2020	4,426,900	$4.62	2.83

As of December 31, 2021, there remained outstanding 597,678 warrants which contain weighted average anti-dilution protection. During 2021, those warrants were subject to a downward adjustment in their strike price following completion of the Company’s issuance of common stock in (1) the Registered Direct Offering in February 2021 and (2) the conversion of the Disbursed Escrow Note in March 2021. The strike prices prior to adjustment ranged from $5.80 to $5.96 and were adjusted to between $5.61 and $5.76. The remaining weighted-average contractual life of warrants subject to weighted average anti-dilution protection is 0.92 years as of December 31, 2021.

As of December 31, 2020, there remained outstanding 921,367 warrants which contain weighted average anti-dilution protection. During 2020, those warrants were subject to a downward adjustment in their strike price following completion of the Company’s issuance of common stock via at-the-market offering activities. The strike prices prior to adjustment ranged from $6.09 to $6.25 and were adjusted to between $5.80 and $5.96. The remaining weighted-average contractual life of warrants subject to weighted average anti-dilution protection is 1.71 years as of December 31, 2020.

Subsequent Events

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 1,400,000 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.125 per share. The exercise price of the Purchaser Warrant is $1.41 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expires five years from the date of issuance.

On February 3, 2022, the Company, entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company.

On February 17, 2022, in connection with the restructured Credit Agreement with Slipstream, the Company issued 5,194,495 warrants with an exercise price of $2.00 per share which expire five years from the date of issuance.

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options as of December 31, 2021 is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,780,000	8.62	$2.48	601,667	$2.47
$3.01 - $7.50	184,830	4.35	$6.72	176,496	$6.69
$7.51+	103,979	3.44	11.74	103,979	$11.74
	2,068,809	7.71	$3.48	882,142

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Options	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$2.53	800,000	8.42	$2.53	266,667	$2.53
	800,000	8.42	$2.53	266,667	$2.53

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2020	1,813,809	3.48	800,000	$2.53
Granted	255,000	2.21	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Balance, December 31, 2021	2,068,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.2 years as of December 31, 2021.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

On November 17, 2021, Creative Realities’ Board of Directors updated its director compensation plan to compensate non-officer directors resulting in the Company granting 10-year options to purchase an aggregate of 255,000 shares of its common stock to non-employee directors of the Company under the Company’s 2014 Stock Incentive Plan (the “Plan”). One-third of the options vested immediately, with the half of the remaining options vesting at each of the first and second anniversaries of the grant date. The options have an exercise price of $2.21, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $1.744 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	1.60%
Expected term	6.25 years
Expected price volatility	97.78%
Dividend yield	0%

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

These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the three plan years are as follows:

Calendar Year	Revenue Target	EBITDA Target
2020	$$32 million	$2.2 million
2021	$$35 million	$3.1 million
2022	$$38 million	$3.5 million

The executives met the foregoing EBTIDA target for calendar year 2021.

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the grant date. The options were issued from the Company’s 2014 Stock Incentive Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified revenue and EBITDA targets will be assessed quarterly by the Company in order to determine whether any compensation expense should be recorded. No expense was recorded in 2020 as neither the revenue nor EBITDA target were achieved. The Company recorded stock compensation expense of $500 within general and administrative expense related to these awards for current year and catch-up expense related to the achievement of the EBITDA target in 2021.

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

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000. There are 2,856,674 options outstanding under the 2014 Stock Incentive Plan.

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the years ended December 31, 2021 and 2020 of $1,494 and $620, respectively, was included in general and administrative expense in the Consolidated Financial Statements.

At December 31, 2021, there was approximately $1,360 and $999 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria for employees, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board of Directors, for the years ended December 31, 2021 and 2020 of $399 and $100, respectively, was included in general and administrative expense in the Consolidated Financial Statements. At December 31, 2021, there was approximately $260 of total unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors. Generally, expense related to the time vesting options will be recognized over the next two- years and will be adjusted for any future forfeitures as they occur.

During 2021, the Company engaged certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided. The Company recorded $130 in compensation expenses in exchange for issuance of shares during 2021. $30 of the compensation expenses were recorded as capitalized software.

NOTE 14: LEASES

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2022 and 2025. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease cost
Amortization of right-of-use assets	$4	$20
Interest	-	2
Operating lease cost	379	626
Total lease cost	$383	$648

Weighted Average Remaining Lease Term
Operating leases	2.8 years	3.8 years
Finance leases	-	0.9 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%
Finance leases	-%	14.0%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

(in thousands)	Operating Leases
2022	$298
2023	295
2024	85
2025	78
Thereafter	-
Total undiscounted cash flows	756
Less imputed interest	(102)
Present value of lease liabilities	654

Lease liabilities, current	281
Lease liabilities, non-current	373
Present value of lease liabilities	$654

Supplemental cash flow information related to leases are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$383	$627
Financing cash flows from finance leases	(4)	24

NOTE 15: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates in the United States. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. The Company indefinitely suspended the employer match at the end of March 2020 in response to the uncertainty of the COVID-19 pandemic and reinstated the employer match in October 2021.

We have a Registered Retirement Savings Plan for eligible associates in Canada. Associates may contribute up to 18% of earned income reported on their tax return in the previous year, subject to legal contribution limits. Beginning on April 1, 2018, the Company began contributing an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%. The Company indefinitely suspended the employer match at the end of March 2020 in response to the uncertainty of the COVID-19 pandemic and reinstated the employer match in October 2021.

The Company contributed $19 and $35 to employee retirement plans for the year-ended December 31, 2021 and 2020, respectively.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS/VENDORS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended December 31, 2021 and 2020 were in the United States and Canada.

Significant Customers

We had two (2) customers that accounted for 41.1% and 27.8% of revenue for the years ended December 31, 2021 and 2020, respectively.

We had two (2) and customers that in the aggregate accounted for 56.6% and 42.6% of accounts receivable as of December 31, 2021 and December 31, 2020, respectively.

Significant Vendors

We had three (3) and two (2) vendors that accounted for 69.1% and 46.8% of outstanding accounts payable at December 31, 2021 and December 31, 2020, respectively.

NOTE 17: SUBSEQUENT EVENTS

Equity Financing

On February 3, 2022, the Company entered into a Securities Purchase Agreement with the Purchaser for gross proceeds of approximately $11,000 before deducting placement agent fees and estimated offering expenses. The net proceeds from such equity financing were used to fund, in part, payment of the closing cash consideration in the Merger. A detailed explanation of this transaction is included in Note 1 to the audited annual financial statements included within this Annual Report.

Debt Financing

On February 17, 2022, the Company raised $10,000 in gross proceeds, or $9,950 in net proceeds, from entry into the Acquisition Loan with Slipstream as part of the Credit Agreement, with an interest rate of 8.0% and which matures on February 17, 2025. The Company also refinanced their current debt facilities with Slipstream, pursuant to the Credit Agreement into a single note for $7,185 with interest rate of 10.0% maturing on the same date. A detailed explanation of this transaction is included in Note 1 to the audited annual financial statements included within this Annual Report.

Warrant Exercise

On March 18, 2022, the Purchaser exercised 1,301,505 pre-funded warrants at an exercise price of $0.0001 per share in exchange for 1,301,505 shares of Company common stock.

EXHIBIT INDEX

Exhibit No.	Description

2.2	Stock Purchase Agreement, dated as of September 20, 2018, by and between the registrant and Christie Digital System, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2018).

2.3	Agreement and Plan of Merger, dated as of November 12, 2021, by and between the registrant, CRI Acquisition Corporation, Reflect Systems, Inc., and RSI Exit Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2021)

2.4	Amendment to Agreement and Plan of Merger, dated as of February 8, 2022, by and among the registrant, CRI Acquisition Corporation, Reflect Systems, Inc., and RSI Exit Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed February 9, 2022)

3.2	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.3	Articles of Amendment Filed on October 17, 2018 (incorporate by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.4	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

3.5	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.6	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 16, 2014)

3.7	Articles of Amendment Filed on October 17, 2018 (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 17, 2018)

3.8	Statement of Cancellation of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.9	Statement of Cancellation of Certificate of Designation of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.10	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2	Form of Indenture between the registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (File No. 333-238275)

4.3	Form of Warrant Issued to Selling Stockholders (November 19, 2018 Issuance date) (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-239108)

4.4	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

4.5	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.6	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

Exhibit No.	Description

4.7	Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

4.8	Warrant to Purchase Common Stock (entered into in connection with Loan and Security Agreement dated August 17, 2016) (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2016)

4.9	Form of Investor Warrant issued November 19, 2018 (incorporated by reference to Exhibit 4.3 to the registrant’s Amendment No. 5 to Form S-1/A filed with the SEC on November 14, 2018)

4.10	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Amendment No. 3 to Form S-1/A filed with the SEC on October 22, 2018)

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended 12/31/2019)

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

4.13	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

4.14	Lender Warrant dated February 17, 2022 (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

4.15	Purchaser Warrant dated February 17, 2022 (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

9.1	Voting and Lock-up Agreement dated November 12, 2021 among registrant, Reflect Systems, Inc. and certain stockholders of Reflect incorporated by reference to Exhibit 9.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021)

9.2	Voting Agreement dated November 12, 2021 among registrant, Reflect Systems, Inc. and certain stockholders of registrant(incorporated by reference to Exhibit 9.2 to the registrant’s Current Report on Form 8-K filed November 15, 2021)

Exhibit No.	Description

10.1	Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-1 filed October 22, 2018)

10.2**	2014 Stock Incentive Plan as amended (incorporated by reference to the registrant’s definitive proxy statement filed with the SEC on July 24, 2018)

10.3	Master Distribution Agreement dated June 19, 2020 by and between the Company and InReality, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on June 19, 2020)

10.4	Twelfth Amendment to Loan and Security Agreement dated January 31, 2021 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on February 3, 2021)

10.5	Securities Purchase Agreement dated February 18, 2021 by and between Creative Realities, Inc. and purchaser identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on February 19, 2021)

10.6	Thirteenth Amendment to Loan and Security Agreement dated February 28, 2021 by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on March 4, 2021)

10.7	Amended and Restated Loan and Security Agreement by and among the Company, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.36 to the registrant's report on Form 10-K filed with the SEC on March 10, 2021)

10.8**	Employment Agreement dated as of November 12, 2021 by and between the registrant and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021).

10.9**	Employment Agreement dated as of November 12, 2021 by and between the registrant and Will Logan. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 15, 2021)**

10.10	Form of Securities Purchase Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

10.11	Form of Registration Rights Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

10.12	Second Amended and Restated Loan and Security Agreement by and among the registrant, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

Exhibit No.	Description

10.13	$10,000,000 Acquisition Term Note (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.14	$7,185,319.06 Consolidation Term Note (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.15	Secured Promissory Note (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.16**	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit A to the registrant's definitive proxy statement on Schedule 14A filed with the SEC on June 12, 2020)

10.17**	Retention Bonus Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.18**	Form of Retention Bonus Plan Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

99.1	Press Release dated March 22, 2022

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

E-4