Form 10-Q
period 2022-03-31
CREATIVE REALITIES, INC.
filed 2022-05-16
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2022, the registrant had 21,674,986 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,988	$2,883
Accounts receivable, net of allowance of $808 and $620, respectively	8,806	3,006
Unbilled receivables	-	369
Work-in-process and inventories, net	2,024	1,880
Prepaid expenses and other current assets	2,325	1,634
Total current assets	$19,143	$9,772
Operating lease right-of-use assets	1,073	654
Property and equipment, net	154	75
Intangibles, net	26,445	4,850
Goodwill	16,012	7,525
Other assets	52	5
TOTAL ASSETS	$62,879	$22,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$2,396	$-
Accounts payable	4,881	2,517
Accrued expenses	2,459	2,110
Deferred revenues	3,586	426
Customer deposits	2,973	1,525
Current maturities of operating and finance leases	560	281
Total current liabilities	16,855	6,859
Long-term Related Party Acquisition Term Loan, net of $2,010 and $0 discount, respectively	7,990	-
Long-term Related Party Consolidation Term Loan, net of $2,146 and $143 discount, respectively	5,039	4,624
Long-term related party convertible loans payable, at fair value	-	2,251
Warrant liability, at fair value	7,796	-
Contingent acquisition consideration, at fair value	5,600	-
Long-term obligations under operating leases	513	373
Other liabilities	26	45
TOTAL LIABILITIES	43,819	14,152
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 21,675 and 12,009 shares issued and outstanding, respectively	217	120
Additional paid-in capital	68,626	60,863
Accumulated deficit	(49,783)	(52,254)
Total shareholders’ equity	19,060	8,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,879	$22,881

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Sales
Hardware	$6,459	$2,816
Services and other	4,298	2,188
Total sales	10,757	5,004
Cost of sales
Hardware	5,382	1,914
Services and other	1,483	856
Total cost of sales	6,865	2,770
Gross profit	3,892	2,234
Operating expenses:
Sales and marketing	707	335
Research and development	241	171
General and administrative	2,754	2,109
Bad debt (recovery)/expense	106	(512)
Depreciation and amortization	707	344
Deal and transaction expenses	391	-
Total operating expenses	4,906	2,447
Operating loss	(1,014)	(213)

Other income/(expenses):
Interest expense	(449)	(249)
Gain/(loss) on extinguishment/settlement of obligations	(295)	1,565
Change in fair value of special loan	-	166
Change in fair value of warrant liability	5,469	-
Loss on debt waiver consent	(1,212)
Other income	6	4
Total other income	3,519	1,486
Income before income taxes	2,505	1,273
Benefit from/(provision for) income taxes	(3)	(1)
Net income	$2,502	$1,272
Basic earnings per common share	$0.17	$0.11
Diluted earnings per common share	$0.17	$0.11
Weighted average shares outstanding - basic	14,618	11,325
Weighted average shares outstanding - diluted	14,618	11,325

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income	$2,502	$1,272
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Depreciation and amortization	707	344
Amortization of debt discount	181	72
Stock-based compensation	551	539
Gain on forgiveness of Paycheck Protection Program	-	(1,552)
Employee Retention and other Government Credits	16	-
Change in fair value of Convertible Loan	-	(166)
Loss on extinguishment of debt	295	-
Loss on debt waiver consent	1,212	-
Allowance for doubtful accounts	116	6
Increase in notes due to in-kind interest	-	158
Gain on change in fair value of warrants	(5,469)	-
Gain on settlement of obligations	-	(13)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(3,724)	(1,491)
Inventories	52	225
Prepaid expenses and other current assets	855	(156)
Vendor deposits	(78)	-
Operating lease right-of-use assets, net	75	82
Other assets	(11)	(1)
Accounts payable	2,292	(101)
Deferred revenue	1,901	661
Accrued expenses	35	40
Deposits	(213)	150
Operating lease liabilities, net	(75)	(90)
Other liabilities	(19)	-
Net cash used in operating activities	1,201	(21)
Investing activities
Purchases of property and equipment	(10)	(3)
Acquisition of a business, net of cash acquired	(17,184)	-
Capitalization of intern and external labor for software development	(775)	(112)
Net cash used in investing activities	(17,969)	(115)
Financing activities
Principal payments on finance leases	-	(4)
Proceeds from sale of common stock in PIPE, net of offering expenses	1,814	-
Proceeds from sale and exercise of pre-funded warrants in PIPE, net of offering expenses	8,295	-
Proceeds from Acquisition Loan, net of offering expenses	9,868	-
Repayment of Seller Note	(104)	-
Proceeds from sale of shares via registered direct offering, net	-	1,849
Net cash provided by / (used in) financing activities	19,873	1,845
Increase/(decrease) in Cash and Cash Equivalents	3,105	1,709
Cash and Cash Equivalents, beginning of period	2,883	1,826
Cash and Cash Equivalents, end of period	$5,988	$3,535

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2021	12,008,519	$120	$60,863	$(52,254)	$8,729
Stock-based compensation	-	-	551	-	551
Shares issued and warrants exercised in private investment in public entity (“PIPE”)	7,166,505	72	2,206	-	2,278
Shares issued in Reflect Systems, Inc. Merger	2,500,001	25	4,975	-	5,000
Warrant repricing events	-	-	31	(31)	-
Net income	-	-	-	2,502	2,502
Balance as of March 31, 2022	21,675,025	$217	$68,626	$(49,783)	$19,060

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Stock-based compensation	-	-	514	-	514
Shares issued to directors as compensation	19,380	-	25	-	25
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income	-	-	-	1,272	1,272
Balance as of March 31, 2021	11,840,811	$118	$59,381	$(51,214)	$8,285

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation, and Reflect Systems, Inc., a Delaware corporation.

Acquisition of Reflect

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on as amended on February 8, 2022, the “Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, and the surviving company of the merger, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below), subject to the terms of the Merger Agreement.

Creative Realities may exercise an extension option (the “Extension Option”) to extend the Guarantee Date from the three-year anniversary of the Closing Date to six (6) months thereafter if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) Creative Realities provides written notice of its election to exercise the Extension Option at least ten (10) days prior to the three-year anniversary of the Closing. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending fifteen (15) calendar days prior to the three-year anniversary of the Closing Date. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration. The Retention Bonus Plan and financings are described below.

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger (the “Closing”), the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,333 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% on the one-year anniversary of Closing and 25% on the two-year anniversary of the Closing. The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on the one-year anniversary of Closing and the remaining 25% of the value of such shares will be issued on the two-year anniversary of the Closing. The shares issued on the Closing were valued at $2.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighted average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

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

Equity Financing

On February 3, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000 before deducting placement agent fees and offering expenses payable by the Company. Net proceeds to the Company were $10,160. The remaining exercise price for the Pre-Funded Warrant was $0.0001. Collectively, we refer to this transaction throughout this filing as the “Equity Financing”. The net proceeds from the Private Placement were used to fund, in part, payment of the closing cash consideration in the Merger.

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”), and raised $10,000 in gross proceeds with a maturity date of February 1, 2025. The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a Consolidation Term Loan with a maturity date of February 1, 2025. Collectively, we refer to this transaction throughout this filing as the “Debt Financing”. The net proceeds from the Credit Agreement were used to fund, in part, payment of the closing cash consideration in the Merger, and the cash payable under the terms of the Retention Bonus Plan at the Closing.

On February 17, 2022, in connection with the closing of the acquisition of Reflect, the Company issued to the representative of Reflect stockholders, RSI Exit Corporation (“Stockholders’ Representative”), a $2,500 Note and Security Agreement (the “Secured Promissory Note”). The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022, Any remaining or unpaid principal is due and payable on February 17, 2023. The Secured Promissory Notes represents consideration in the Merger and is included as part of the purchase price.

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

We produced positive net income for the three months ended March 31, 2022 and for the year ended December 31, 2021 and had positive cash flows from operating activities for both periods. As of March 31, 2022, we had cash and cash equivalents of $5,988 and a working capital surplus of $2,288.

Management believes that, based on (i) the execution of the Equity Financing, (ii) the refinancing of our debt as part of the Debt Financing, including extension of the maturity date on our term loans, and (iii) our operational forecast through 2022 following completion of the Merger, that we can continue as a going concern through at least March 31, 2023. However, given our historical net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through May 16, 2023. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the applicable instructions to Form 10-Q and Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2022.

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

If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. See Note 4 Revenue for additional detail and discussion of the Company’s performance obligations.

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

Revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company does not have any material extended payment terms as payment is due at or shortly after the time of the sale, ranging between thirty and ninety days. Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

3. Inventories

Inventories are stated at the net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials, including those on consignment, net of reserve of $628 and $502, respectively	$1,765	$1,583
Work-in-process	259	297
Total inventories	$2,024	$1,880

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of our long-lived assets as of March 31, 2022 and concluded there were none.

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

5. Basic and Diluted Earnings/(Loss) per Common Share

Basic and diluted earnings/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling 20,732,886 at March 31, 2022 were excluded from the computation of income/(loss) per share as no stock options or warrants were in-the-money as of March 31, 2022. Shares reserved for outstanding stock options and warrants totaling 7,032,375 at March 31, 2021 were excluded from the computation of income/(loss) per share as no stock options or warrants were in-the-money as of March 31, 2021. In calculating diluted earnings per share for the three months ended March 31, 2021, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Convertible Loan as we had the intent and ability to settle the debt in cash.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2022 and December 31, 2021.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses an annual measurement date of September 30 (see Note 7 Intangible Assets and Goodwill).

Definite-lived intangible assets are amortized straight-line in accordance with their identified useful lives. Pursuant to ASC 350, these intangible assets are evaluated for impairment at least annually, or as indicators of impairment are identified.

8. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: warrant liability valuation, contingent purchase consideration valuation, the allowance for doubtful accounts, valuation allowances related to deferred taxes, the fair value of acquired assets and liabilities, the fair value of liabilities reliant upon the appraised fair value of the Company, valuation of stock-based compensation awards and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

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

10. Business Combinations

Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 5, Business Combination for a discussion of the accounting for the Merger.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2022, we early adopted Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Hardware	$6,459	$2,816

Services:
Installation Services	1,339	575
Software Development Services	191	274
Media Sales	65	-
Managed Services	2,703	1,339
Total Services	4,298	2,188

Total Hardware and Services	$10,757	$5,004

The italicized headers within this footnote represent separate performance obligations the Company may sell. When a contract includes more than one such element, the Company bifurcates these performance obligations according to our accounting policy and separately accounts for each.

System hardware sales

System hardware revenue is recognized generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer. When hardware revenue is an element in a multiple-element performance obligation, including those sales in which the Company has bundled installation services, the recognition of system hardware revenue is recognized at completion of the installation services. Shipping charges billed to customers are included in hardware sales and the related shipping costs are included in hardware cost of sales. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. System hardware revenues are classified as “Hardware” within our disaggregated revenue.

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of March 31, 2022 and 2021 were $301 and $0, respectively.

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

Software as a service

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are 12-36 months in length. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period. Software as a service revenues are classified as “Managed Services” within our disaggregated revenue.

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

Media Sales

Through the Company’s acquisition of Reflect as a result of the Merger, the Company has the capability to assist its customers with designing, deploying and monetizing, through media services their digital advertising networks. This is executed through both subscription agreements to programmatic advertising content and through direct sales media agreements in which the Company sells ads on behalf of its clients to be deployed on those client networks. The Company and its clients operate these agreements on a revenue share basis. Media sales activities are classified as Services revenues.

NOTE 5: BUSINESS COMBINATION

On November 12, 2021, the Company and Reflect entered into an Agreement and Plan of Merger (as amended on as amended on February 8, 2022, the “Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving as a wholly owned subsidiary of Creative Realities, and the surviving company of the merger, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger, the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,333 in cash, which was paid 50% at the closing of the Merger (the “Closing”), and subject to continuous employment with Reflect or Creative Realities, 25% on the one-year anniversary of Closing and 25% on the two-year anniversary of the Closing. The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on the one-year anniversary of Closing and the remaining 25% of the value of such shares will be issued on the two-year anniversary of the Closing. The shares issued on the Closing were valued at $2.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighted average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

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

Secured Promissory Note

On February 17, 2022, pursuant to the terms of the Merger, the Company issued to Stockholders’ Representative a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on the one-year anniversary of the closing of the Merger, at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The obligations of the Company and Reflect set forth in the Secured Promissory Note are secured by a first-lien security interest in various contracts of Reflect, together with all accounts arising under such contracts, supporting obligations related to the accounts arising under such contracts, all related books and records, and products and proceeds of the foregoing. Slipstream subordinated its security interest in such collateral, and the recourse for any breach of the Secured Promissory Note by the Company or Reflect will be against such collateral.

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,333	(2)
Common stock issued to Reflect shareholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Earnout liability	5,600	(6)
Total consideration	31,097
Cash acquired	(813	)(7)
Net consideration transferred	$30,284

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund the Retention Bonus Plan per Merger Agreement.

(5)	The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023.

(6)	Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement.

(7)	Represents the Reflect cash balance acquired at Closing.

The Company incurred $391 of direct transaction costs for the three months ended March 31, 2022. These costs are included in deal and transaction expense in the accompanying Condensed Consolidated Statement of Operations.

The Company accounted for the Merger using the acquisition method of accounting. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of February 17, 2022. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in thousands)	Total
Accounts receivable	$1,823
Inventory	196
Prepaid expenses & other current assets	1,484
Property and equipment	96
Operating right of use assets	493
Deferred tax assets, net of valuation allowance	-
Other assets	36
Identified intangible assets:
Definite-lived trade names	4,000
Definite-lived Developed technology	12,000
Definite-lived Customer relationships	5,000
Definite-lived Noncompete agreements	500
Goodwill	8,487
Accounts payable	(104)
Accrued expenses	(314)
Customer deposits	(1,661)
Deferred revenues	(1,259)
Current maturities of operating leases	(277)
Long-term obligations under operating leases	(216)
Net consideration transferred	$30,284

The Company has engaged a third party valuation specialist to assist in the identification and calculation of the fair value of those separately identifiable intangible assets. The valuation procedures are not complete as of the time of this filing and, as such, preliminary valuations have been assigned based on internal financial models, cash projects, and historic retention information. The Company anticipates adjusting the values of these intangible assets, if any change is identified, through a measurement period to goodwill. Any adjustments to amortization expense will be recorded as an adjustment to the second quarter amortization expense.

The Company anticipates completing the following valuation approaches by asset:

●	Customer relationship asset will be estimated using the income approach through a discounted cash flow analysis wherein the cash flows will be based on estimates used to price the Merger. Discount rates applied will be benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

●	Trade name asset represents the “Reflect” brand name as marketed primarily as a full services digital software solution, marketed in numerous verticals with the exception of food service. The Company will apply the income approach through an excess earnings analysis to determine the fair value of the trade name asset. The Company will apply the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

●	The developed technology assets are primarily comprised of know-how and functionality embedded in Reflect’s proprietary content management applications, which drive currently marketed products and services. The Company will apply the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The Company is amortizing the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 5 to 10 years as outlined below.

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

(in thousands)	Preliminary Valuation	Amortization Period
Identifiable definite-lived intangible assets:
Trade names	$4,000	5 years
Developed technology	12,000	7 years
Noncompete	500	2 years
Customer relationships	5,000	10 years
Total	$21,500

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of such property, plant and equipment is $96.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill and is subject to change upon final valuation. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Merger. These benefits include a comprehensive portfolio of iconic customer brands, complementary product offerings, enhanced national footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes.

The following unaudited pro forma information presents the combined financial results for the Company and Reflect as if the Merger had been completed at the beginning of the Company’s prior year, January 1, 2021.

(in thousands, except earnings per common share)	2021
Net sales	$30,680
Net income/(loss)	$799
Earnings per common share	$0.06

The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information and does not reflect future events that may occur after December 31, 2021 or any operating efficiencies or inefficiencies that may result from the Merger and related financings. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

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

As discussed in Note 5 Business Combinations, the calculation of the fair value of the Guaranteed Consideration contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates. Additionally, the separately identifiable intangible assets rely on a discounted cash flow model which utilizes inputs including the calculation of the weighted average cost of capital and management’s forecast of future financial performance which are unobservable and involve management judgment and are considered Level 3 estimates.

As discussed in Note 8 Intangible Assets, Including Goodwill, the calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

As discussed in Note 9 Loans Payable, the Convertible Loan was reported at fair value. This liability is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Convertible Loan. The Convertible Loan was refinanced into the Consolidation Term Loan in February 2022.

As discussed in Note 13 Warrants, the calculation of the fair value of the warranty liability contains valuation inputs which are based on observable inputs (other than Level 1 prices) and are considered Level 2 estimates.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2022	2021
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$321	$-
Income taxes, net	$-	$-

NOTE 8: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$16,635	3,930	$4,635	3,652
Purchased and developed software	3,725	2,874	3,488	2,713
In-Process internally developed software platform	1,362	-	824	-
Customer relationships	8,960	1,802	3,960	1,692
Non-compete	500	31	-	-
Trademarks and trade names	4,640	740	640	640
	35,822	9,377	13,547	8,697
Accumulated amortization	9,377		8,697
Net book value of amortizable intangible assets	$26,445		$4,850

For the three months ended March 31, 2022, the Company added intangible assets as a result of accounting for the Merger in accordance with ASC 805 Business Combinations, as outlined in Note 5: Business Combinations. For the three months ended March 31, 2022 and March 31, 2021, amortization of intangible assets charged to operations was $680 and $140, respectively.

Both the intangible assets and the related amortization expense related to the Merger which were recorded during the three months ended March 31, 2022 represent estimates. The Company has engaged a third party valuation specialist to value the separately identifiable intangible assets. Any differences between the values initially recorded for the intangible assets as of the Merger and those as a result of the valuation report will be recorded as a measurement period adjustment through goodwill, including adjusting year-to-date amortization expense as a period expense, if applicable.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of the end of September of each fiscal year, or when an event occurs, or circumstances change that would indicate potential impairment. Following the Merger, the Company evaluated its reporting units in accordance with ASC 280 Segment Reporting and concluded that the Company has only one reporting unit. Therefore, the entire goodwill is allocated to that reporting unit. There were no indicators of impairment as of or during the three months ended March 31, 2022.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of March 31, 2022
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	2,500,000	8.0% interest(1)
B	2/17/2022	2,396	2/17/2023	-	0.59% interest (2)
C	2/17/2022	7,185	2/15/2025	2,694,495	10.0% interest(3)
	Total debt, gross	19,581		5,194,495
	Debt discount	(4,156)
	Total debt, net	$15,425
	Less current maturities	(2,396)
	Long term debt	$13,029

As of December 31, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
D	8/17/2016	$4,767	2/17/2025	588,236	8.0% interest(4)
E	12/30/2019	2,418	2/17/2025	-	10.0% interest(4)
	Total debt, gross	7,185		588,236
	Fair value (B)	(166)
	Total debt, gross	7,019
	Debt discount	(144)
	Total debt, net	$6,875
	Less current maturities	-
	Long term debt	$6,875

A – Acquisition Loan

B – Reflect Seller Secured Promissory Note

C – Consolidation Term Loan

D – Term Loan with related party

E – Secured Convertible Special Loan Promissory Note, at fair value

(1)	8.0% cash interest per annum through maturity at February 15, 2025.
(2)	0.59% cash interest per annum (the applicable federal rate) through maturity at February 17, 2023.
(3)	10.0% cash interest per annum through maturity at February 15, 2025.
(4)	Interest was paid-in-kind (“PIK”) through October 2021, at which point interest became payable in cash at the stated interest rates through maturity.

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

Secured Promissory Note

On February 17, 2022, in connection with the closing of the Merger, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% per annum (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on the one-year anniversary of the closing of the Merger, at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The Secured Promissory Note is secured by a first-lien security interest in certain contracts of Reflect, including obligations arising out of those certain contracts.. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, Creative Realities, Inc. (the “Company”) and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect Systems, Inc. (“Reflect”), which became a wholly owned subsidiary of the Company as a result of the closing of the Merger on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 2,694,495 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan (estimated to be $60 per monthly payment). Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments (estimated to be $399 per monthly installment). The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts.

In addition to refinancing the existing debt with Slipstream, the Company issued to Slipstream a $10,000, 36-month senior secured term loan (the “Acquisition Loan”) resulting in $10,000 in gross proceeds, or $9,950 in net proceeds. The Acquisition Loan matures on February 17, 2025 (the “Maturity Date”)and has an interest rate of 8.0%, with 50.0% warrant coverage (or 2,500,000 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Loan (estimated to be $67 per monthly payment). No principal payments on the Acquisition Loan are payable until the Maturity Date.

In connection with the Acquisition Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $162 during the three months ended March 31, 2022.

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

Loan and Security Agreement History

Ninth, Tenth, Eleventh, Twelfth, and Thirteenth Amendment; Modification of Conversion Date of Special Loan under Loan and Security Agreement

Prior to the execution of the Credit Agreement, Borrower and Slipstream were parties to a Loan and Security Agreement. On March 7, 2021, On February 28, 2021, January 31, 2021, December 31, 2020, November 30, 2020, and September 29, 2020, the parties entered into several amendments to the Loan and Security Agreement to amend the automatic conversion date of the Special Loan and, later, to eliminate the conversion feature. Each amendment extended the automatic conversion date of the Special Loan. The Company paid no fees in exchange for these extensions, with the exception of the March 7, 2021 extension which resulted in the Company recording of $133 of incremental debt discount, a net gain of $26 via the extinguishment of the Special Loan, and expense of $69 of costs incurred with third parties as a result of extinguishment of the Special Loan, modification of the New Term Loan, and extinguishment of the Disbursed Escrow Loan.

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018 we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bore no interest. Upon entry into the Credit Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance with the Statement of Shareholders Equity during the three months ended March 31, 2021.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: RELATED PARTY TRANSACTIONS

We had no related party transactions beyond those financing transactions with Slipstream, a related party, discussed in Note 8 Loans Payable.

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

For the three months ended March 31, 2022, we reported tax liability of $0. As of March 31, 2022, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2021.

NOTE 13: WARRANTS

A summary of outstanding warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2022	4,103,211	$4.48	1.73
Warrants issued	5,851,505	1.535	5.00
Warrants exercised	(5,851,505)	1.535	4.86
Balance March 31, 2022	4,103,211	$4.15	1.48

	Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance January 1, 2022	-	$-	-
Warrants issued	13,761,000	1.63	5.00
Warrants expired	-	-	-
Balance March 31, 2022	13,761,000	$1.63	4.86

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 1,400,000 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.125 per share. The exercise price of the Purchaser Warrant is $1.41 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expires five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant includes provisions which could result in a different settlement value, for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $0.8656 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,211. At March 31, 2022, the Company reassessed the fair value of the Purchase Warrant via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrant was $0.5815 per warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrant of $398 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

On February 3, 2022, the Company, entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the three months ended March 31, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance, The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrant and concluded they do not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrant include provisions which could result in a different settlement value, for the Common Stock Warrant depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $1.0927 per warrant. At March 31, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.5815 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $3,664 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

On February 17, 2022, in connection with the restructured Credit Agreement with Slipstream, the Company issued 5,194,495 warrants with an exercise price of $2.00 per share which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The warrants issued to Slipstream expire five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Lender Warrant includes provisions which could result in a different settlement value, for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded an increased in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition and Consolidation Term Loans. At March 31, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.5420 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $1,408 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

As of March 31, 2022, there remained outstanding 597,678 warrants which contain weighted average anti-dilution protection. During the three months ended March 31, 2022, those warrants were subject to a downward adjustment in their strike price following completion of the Company’s issuance of common stock and warrants in (1) the Merger, (2) the Debt Offering, and (3) the Equity Offering – each in February 2022. The strike prices prior to adjustment ranged from $5.61 and $5.76 and were adjusted to between $3.41 and $3.48. The remaining weighted-average contractual life of warrants subject to weighted average anti-dilution protection is 0.67 years as of March 31, 2022. The repricing resulted in a reclassification of $31 between retained earnings and additional paid in capital during the three months ended March 31, 2022.

NOTE 14: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	1,780,000	8.74	$2.59	628,333	$3.44
$3.01 - $7.50	184,830	4.10	$6.72	176,497	$6.69
$7.51+	103,979	3.20	11.55	103,845	$11.55
	2,068,675	7.43	$3.51	908,675

Performance Vesting Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $3.00	800,000	8.18	$2.53	266,667	$2.53
	800,000	8.18	$2.53	266,667

	Time Vesting Options		Performance Vesting Options
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price
Balance, December 31, 2021	2,068,809	$3.48	800,000	$2.53
Granted	-	-	-	-
Exercised	-		-	-
Forfeited or expired	(134)	160.50	-	-
Balance, March 31, 2022	1,813,809	3.48	800,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.26 years as of March 31, 2022.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model. On June 1, 2020 the Board of Directors of the Company granted 10-year options to purchase an aggregate of 2,380,000 shares of its common stock to employees of the Company. Of the 2,380,000 options awarded, 1,580,000 vest over 3 years and have an exercise price of $2.53, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model.

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

These performance options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the three years are as follows:

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

During the three months ended March 31, 2022, the Company deemed it probable that the Company would achieve both the Revenue and EBITDA targets for Calendar Year 2022 and recorded catch-up compensation expense in the Condensed Consolidated Statement of Operations with respect to these awards of $112 during the three months ended March 31, 2022, specifically related to the Revenue Target. These awards have not yet vested and are subject to actual results for the full fiscal year 2022. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed. The Company anticipates recording approximately $225 during each subsequent quarter of 2022 related to the Revenue target for Calendar Year 2020 and 2021 portion of these awards. During the three months ended March 31, 2021, the Company deemed it probable that the Company would achieve the EBITDA target for Calendar Year 2021 and recorded catch-up compensation expense in the Consolidated Statement of Operations with respect to these awards of $263 during the three months ended March 31, 2021.

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 1,720,000 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 700,000 shares for purchase by the Company’s employees. There are 12,001 options outstanding under the 2006 Equity Incentive Plan.

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000. There are 2,696, 674 options outstanding under the 2014 Stock Incentive Plan, including those Performance Awards.

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board, for the three months ended March 31, 2022 and 2021 of $646 and $539, respectively, was included in general and administrative expense in the Condensed Consolidated Statement of Operations. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value of $82 and $27 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was approximately $1,420 and $674 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. As of March 31, 2021, there was approximately $2,113 and $1,236 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

NOTE 15: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had three (3) and two (2) customers that in the aggregate accounted for 62.5% and 41.1% of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

We had three (3) and two (2) customers that accounted for 70% and 40% of revenue for the three months ended March 31, 2022 and 2021, respectively.

Significant Vendors

We had two (2) and three (3) vendors that accounted for 57.9% and 69.1% of outstanding accounts payable at March 31, 2022 and December 31, 2021, respectively.

NOTE 16: LEASES

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

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Finance lease cost
Amortization of right-of-use assets	$-	$4
Interest	-	-
Operating lease cost	99	84
Total lease cost	$99	$88

Weighted Average Remaining Lease Term
Operating leases	2.24 years	3.4 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022:

(in thousands)	Operating Leases
The remainder of 2022	$442
2023	594
2024	85
2025	78
Thereafter	-
Total undiscounted cash flows	1,199
Less imputed interest	$(126)
Present value of lease liabilities	$1,073

Supplemental cash flow information related to leases are as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75	$90
Operating cash flows from finance leases	-	4
Financing cash flows from finance leases	-	(4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 22, 2022.

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

Overview

Creative Realities, Inc. (“Creative Realities,” “we,” “us,” or the “Company”) transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

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

When comparing Creative Realities to other digital signage providers, our customers value the following competitive advantages:

●	Breadth of solutions – Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage network. We leverage a ‘single vendor’ approach, providing clients with a one-stop-shop for sourcing digital signage solutions from design through day two services.

●	Managed labor pool – Unlike most companies in our industry, we have a curated labor pool including thousands of qualified and vetted field technicians available to service clients quickly nationwide. We can meet tight schedules even in exceptionally large deployments and still ensure quality and consistency.

●	In-house creative resources – We assist clients in repurposing existing content for digital signage experiences or creating new content, an activity for which the Company has won several design awards in recent years. In each instance, our services can be essential in helping clients develop an effective content program.

●	Network scalability and reliability – Our software as a service (“SaaS”) content management platforms power some of the largest and most complex digital signage networks in North America evidencing our ability to manage enterprise scale projects. This also provides us purchasing power to source products and services for our customers, enabling us to deliver cost effective, reliable and powerful solutions to small and medium size business clients.

●	Ad management platform – Our customers are increasingly interested in monetizing their digital signage networks through advertising content. However, efficiently scheduling advertising content into digital signage playlists to meet campaign objectives can be a challenging and labor-intensive process. AdLogic, our home-grown, content management-agnostic platform, automates this process, allowing network owners to capture more revenue with less expense.

●	Media sales – Few, if any other digital signage solution providers, can offer their clients media sales as a service. We have in-house media sales expertise to elevate conversations with clients interested in better understanding network monetization. We believe this meaningful differentiation in the sales process provides an additional revenue stream to Creative Realities compared to our competitors.

●	Market sector expertise – Creative Realities has in-house experts in key market segments such as automotive, retail, quick-serve restaurants (QSR), convenience stores, and Digital Out of Home (DOOH) advertising. Our expertise in these business segments enables our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationships and create thought leadership that drives lead flow and new opportunities for our business.

●	Logistics – Implementing a large digital signage project can be a logistics nightmare that can stall an initiative even before deployment. Our expertise in logistics improves deployment efficiency, reduces delays and problems, and saves customers time and money.

●	Technical support – Digital signage networks present unique challenges for corporate IT departments. Creative Realities helps simplify and improve end user support by leveraging our own Network Operations Center (“NOC”) in Louisville, Kentucky. The NOC resolves many issues remotely and when field support is required, it can be dispatched from the NOC, leveraging our managed labor pool to resolve customer issues quickly and effectively.

●	Integrations and Application Development – The future of digital signage is not still images and videos on a screen. Interactive applications and integrations with other data sources will dominate the future. From social media feeds to corporate data stores to Point of Sale (“POS”) systems, our proven ability to build scalable applications and integrations is a key advantage clients can leverage to deliver more compelling and engaging experiences for their customers.

●	Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide clients the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of their teams.

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

○	Hardware system design/engineering

○	Hardware installation

○	Content development

○	Content scheduling

○	Post-deployment network and field support

○	Media sales, as a result of our acquisition of Reflect

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. These include:

○	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices

○	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control

○	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily

○	Reflect Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications

○	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device

○

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level

○	OSx+, a digital VIN-level checklist used to assist in the tracking and delivery of new vehicles in the transportation sector, providing measurable lift in customer satisfaction scores and connected vehicle enrollments and subscription activations.

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company expects to see continuous growth in recurring SaaS revenue for the foreseeable future as digital signage adoption/utilization continues to expand across the vertical markets we serve.

Recent Developments

Please see Note 1 Nature of Organization and Operations to the Company’s Condensed Consolidated Financial Statements contained in this report for a description of recent developments of the Company that occurred during the three months ended March 31, 2022.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the Company’s Condensed Consolidated Financial Statements included elsewhere in this report. The Company’s Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except share and per-share information.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change. We acquired Reflect via the Merger during the three months ended March 31, 2022, on February 17, 2022. As a result, our consolidated financial results for such period include the operations of Reflect for 44 days, between February 17, 2022 and March 31, 2022.

	Three months ended March 31,		Change
	2022	2021	$	%
Sales	$10,757	$5,004	$5,753	115%
Cost of sales	6,865	2,770	4,095	148%
Gross profit	3,892	2,234	1,658	74%
Sales and marketing expenses	707	335	372	111%
Research and development expenses	241	171	70	41%
General and administrative expenses	2,754	2,109	645	31%
Bad debt expense/(recovery)	106	(512)	618	-121%
Depreciation and amortization expense	707	344	363	106%
Deal and Transaction expenses	391	0	391	100%
Total operating expenses	4,906	2,447	2,459	100%
Operating income/(loss)	(1,014)	(213)	(801)	376%
Other income/(expenses):
Interest expense	(449)	(249)	(200)	80%
Change in fair value of Special Loan	-	166	(166)	-100%
Gain on settlement of debt	(295)	1,565	(1,860)	-119%
Change in Fair Value of Warrant Liability	5,469	-	5,469	100%
Other income/(expense)	(1,206)	4	(1,210)	-30,250%
Total other income/(expense)	3,519	1,486	2,033	137%
Net income/(loss) before income taxes	2,505	1,273	1,232	97%
Provision from income taxes	(3)	(1)	(2)	-200%
Net income/(loss)	$2,502	$1,272	1,230	97%

Sales

Revenues were $10,757, representing an increase of $5,753, or 115%, as compared to the same period in 2021 despite a reduction in revenues generated from the sale of our Safe Space Solutions products and services of $894. Revenues generated from our core digital signage products and services increased $6,647, or 133% in 2022 as compared to 2021, despite continued supply chain disruptions related to semiconductor chips delaying the delivery of digital displays and media players to the Company.

The Company acquired Reflect on February 17, 2022, and the Company’s consolidated results for the three months ended March 31, 2022 include 44 days of Reflect’s operations.

Hardware revenues were $6,459 in 2022, an increase of $3,643, or 129%, as compared to the prior year, driven primarily delivering Phase I of our previously announced a large customer transaction expected to exceed $10,000 in revenues. The Company began providing services and deliverables on the customer transaction in February 2022 and is anticipated to complete the project by the end of the first quarter of 2023, subject to the customer’s capacity to receive such products and services. Excluding Safe Space Solutions hardware, which reduced $768 year-over-year, core digital signage hardware sales increased $4,411 million, or 158%.

Services and other revenues were $4,298 in the three months ended March 31,2022, an increase of $2,110, or 96%, with the inclusion of 44 days of Reflect’s operations in the Company’s consolidated results for such period. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $2,703 in the three months ended March 31, 2022 as compared to $1,339 in the same period in 2021, with the inclusion of 44 days of Reflect’s operations in the Company’s consolidated results for such period.

Gross Profit

Gross profit increased by $1,658, or 74% driven by an increase in revenue but offset by a reduction in gross profit margin. Gross profit margin decreased to 36.2% from 44.6% driven by a shift in revenue mix to 60% hardware in the first quarter of 2022 related to a material customer rollout underway. We expect this contraction in gross profit margin to be less severe as we move into the second quarter of 2022 and beyond, with significant pressure in the current quarter driving by a single, large-scale/hardware-heavy deployment.

Sales and Marketing Expenses

Sales and marketing expenses increased by $372, or 111%, driven by the acquisition of Reflect during the three months ended March 31, 2022period. Immediately following the acquisition of Reflect, the Company integrated the sales and marketing functions and does not disaggregate these expenses between the two legacy companies. Following the Merger and through integration activities, the Company has adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were minimally invested in historically by the Company. Additionally, the Company engaged an Investor Relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company to continue at the current pace for future periods.

Research and Development Expenses

Research and development expenses increased $70, or 41% in 2022, driven primarily by the acquisition of Reflect. Through the acquisition of Reflect, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, in full, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. We expect this elevated level of expense to continue into the future as we continue to develop our current and future product set.

General and Administrative Expenses

General and administrative expenses – excluding bad debt expense – increased $645, or 31%, driven by the acquisition of Reflect. While the Company anticipates carrying higher G&A expenses moving forward as a result of the acquisition, the integration activities include several projects (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022. Bad debt expense returned to a more normalized rate of $106 during the first quarter of 2022, representing an increase of $618 as compared to the comparable period in 2021 as the result of a bankruptcy recovery in 2021.

Bad Debt

Expenses related to the Company’s allowance for bad debts increased by $618, or 121%, in 2022 compared to 2021. This return to expense is the result of standard operations. The prior year included a cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $363, or 106%, in 2022 compared to 2021. This was driven by the addition of $21,500 in amortizing intangible assets as a result of the Merger.

Interest Expense, Change in fair value of warrant liability, Other expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

During the three months ended March 31, 2022, the Company recorded a gain of $5,469 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation and were subsequently re-assessed at March 31, 2022, resulting in the gain.

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

	Quarters Ended
	March 31	December 31,	September 30,	June 30	March 31,
Quarters ended	2022	2021	2021	2021	2021
GAAP net income (loss)	$2,502	$(1,722)	$(343)	$1,025	$1,272
Interest expense:
Amortization of debt discount	181	29	29	29	72
Other interest, net	268	160	158	153	177
Depreciation/amortization:
Amortization of intangible assets	680	302	320	317	312
Amortization of finance lease assets	-	-	-	-	4
Amortization of employee share-based awards	469	324	329	329	512
Depreciation of property, equipment	27	27	27	27	28
Income tax expense/(benefit)	3	13	1	7	1
EBITDA	$4,130	(867)	$521	1,887	2,378
Adjustments
(Gain)/loss on fair value of debt	-	-	-	-	(166)
(Gain)/loss on fair value of warrant liability	(5,469)	-	-	-	-
(Gain)/loss on settlement of obligations	295	-	(256)	(1,628)	(1,565)
(Gain)/loss on debt waiver consent	1,212	-	-	-	-
Deal and transaction expenses	391	518	-	-	-
Other income	(6)	-	-	-	-
Stock-based compensation – Director grants	82	318	27	27	27
Adjusted EBITDA	$635	(31)	$292	286	674

Liquidity and Capital Resources

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

We produced net income for the three months ended March 31, 2022 and for the year ended December 31, 2021 and had positive cash flows from operating activities for both periods. As of March 31, 2022, we had cash and cash equivalents of $5,988 and a working capital surplus of $2,288.

Management believes that, based on (i) the execution of the Equity Financing, (ii) the refinancing of our debt as part of the Debt Financing, including extension of the maturity date on our term loans, and (iii) our operational forecast through 2022 following completion of the Merger, that we can continue as a going concern through at least June 30, 2023. However, given our historical net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through May 16, 2023. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

Operating Activities

The cash flows provided by operating activities were $1,201 for the period ended March 31, 2022 as compared to cash flows used in operating activities of $21 for the period ended March 31, 2021. We produced net income of $2,502. Following the Merger, our business has significantly expanded, particularly with respect to managed services revenue. Other than net income, cash provided by operating activities was driven by growth of $1,901 of deferred revenue and $2,292 of accounts payable, partially offset by an expansion of accounts receivable of $3,724.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $17,969 compared to $115 during the same period in 2021. The use of cash in the current year was driven by (1) completion of the Merger and (2) continued investments in our software platforms. We currently do not have any material commitments for capital expenditures as of March 31, 2022; however, we anticipate continued elevated capital expenditures in excess of historical trends through as a result of the Merger, which included acquisition of a software development team.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $19,873 compared to $1,845 for the same period in 2021. The increase is the result of the Company’s completion of the Equity Financing and the Debt Financing (each as described in “Recent Developments” above) in the period to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.

Contractual Obligations

We have no material commitments for capital expenditures, and we do not anticipate any significant capital expenditures for the remainder of 2022.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 22, 2022. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Reflect Financial Statements

On February 17, 2022, Creative Realities, Inc. consummated its acquisition of Reflect Systems, Inc. (“Reflect”). Attached as Exhibit 99.1 to this report are the audited financial statements of Reflect for the years ended December 31, 2021 and 2020.

Earnings Release

On May 16, 2022, the Company issued a press release announcing its financial condition and results of operations for the three months ended March 31, 2022. A copy of the press release is furnished as Exhibit 99.2 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description
1.1	Placement Agency Agreement dated February 3, 2022 by and between Creative Realities, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed February 4, 2022)
2.1	Agreement and Plan of Merger, dated as of November 12, 2021, by and between the registrant, CRI Acquisition Corporation, Reflect Systems, Inc., and RSI Exit Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2021)
2.2	Amendment to Agreement and Plan of Merger, dated as of February 8, 2022, by and among the registrant, CRI Acquisition Corporation, Reflect Systems, Inc., and RSI Exit Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed February 9, 2022)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 4, 2022)
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 4, 2022)
4.3	Lender Warrant dated February 17, 2022 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
4.4	Purchaser Warrant dated February 17, 2022 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.1	Form of Securities Purchase Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 4, 2022)
10.2	Form of Registration Rights Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 4, 2022)
10.3	Second Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.4	$10,000,000 Acquisition Term Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.5	$7,185,319.06 Consolidation Term Note (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.6	Secured Promissory Note (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.7	Retention Bonus Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
10.8	Form of Retention Bonus Plan Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed February 18, 2022)
23.1	Consent of Baker Tilly US, LLP*
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*
99.1	Reflect Systems, Inc. 2021 audited financial statements*
99.2	Press release dated May 16, 2022+*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 16, 2022	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer