Form 10-Q
period 2022-06-30
CREATIVE REALITIES, INC.
filed 2022-08-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2022, the registrant had 21,751,539 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,840	$2,883
Accounts receivable, net of allowance of $806 and $620, respectively	8,194	3,006
Unbilled receivables	410	369
Work-in-process and inventories, net	2,638	1,880
Prepaid expenses and other current assets	3,111	1,634
Total current assets	$17,193	$9,772
Operating lease right-of-use assets	1,846	654
Property and equipment, net	140	75
Intangibles, net	23,227	4,850
Goodwill	26,094	7,525
Other assets	17	5
TOTAL ASSETS	$68,517	$22,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$2,089	$-
Accounts payable	5,047	2,517
Accrued expenses	2,672	2,110
Deferred revenues	2,863	426
Customer deposits	3,177	1,525
Current maturities of operating leases	696	281
Total current liabilities	16,544	6,859
Long-term Related Party Acquisition Term Loan, net of $1,836 and $0 discount, respectively	8,164	-
Long-term Related Party Consolidation Term Loan, net of $1,960 and $143 discount, respectively	5,225	4,624
Long-term related party convertible loans payable, at fair value	-	2,251
Contingent acquisition consideration, at fair value	10,936	-
Long-term obligations under operating leases	1,169	373
Other liabilities	42	45
TOTAL LIABILITIES	42,080	14,152
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 21,744 and 12,009 shares issued and outstanding, respectively	217	120
Additional paid-in capital	74,741	60,863
Accumulated deficit	(48,521)	(52,254)
Total shareholders’ equity	26,437	8,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,517	$22,881

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales
Hardware	$5,667	$1,296	$12,126	$4,112
Services and other	5,256	1,981	9,554	4,169
Total sales	10,923	3,277	21,680	8,281
Cost of sales
Hardware	4,610	870	9,992	2,784
Services and other	1,651	532	3,134	1,388
Total cost of sales	6,261	1,402	13,126	4,172
Gross profit	4,662	1,875	8,554	4,109
Operating expenses:
Sales and marketing expenses	1,147	169	1,854	504
Research and development expenses	418	58	659	229
General and administrative expenses	2,562	1,666	5,316	3,775
Bad debt (recovery) / expense	-	49	106	(463)
Depreciation and amortization expense	468	344	1,175	688
Deal and transaction expense	37	-	428	-
Total operating expenses	4,632	2,286	9,538	4,733
Operating income/(loss)	30	(411)	(984)	(624)

Other income (expenses):
Interest expense	(750)	(182)	(1,199)	(431)
Change in fair value of Warrant Liability	2,433	-	7,902	-
Change in fair value of Equity Guarantee	(73)	-	(73)	-
(Loss) on debt waiver consent	-	-	(1,212)	-
(Loss) on warrant amendment	(345)	-	(345)	-
Gain/(loss) on settlement of obligations	21	1,628	(274)	3,193
Change in fair value of Convertible Loan	-	-	-	166
Other expense	(1)	(3)	5	1
Total other income	1,285	1,443	4,804	2,929
Income/(loss) before income taxes	1,315	1,032	3,820	2,305
Benefit/(provision) for income taxes	(53)	(7)	(56)	(8)
Net income	$1,262	$1,025	$3,764	$2,297
Basic earnings per common share	$0.06	$0.09	$0.21	$0.20
Diluted earnings/(loss) per common share	$0.06	$0.09	$0.21	$0.20
Weighted average shares outstanding - basic	21,702	11,854	18,180	11,588
Weighted average shares outstanding - diluted	21,702	11,862	18,180	11,596

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income	$3,764	$2,297
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,175	688
Amortization of debt discount	541	101
Stock-based compensation	949	895
Shares issued for services	65	40
Gain on forgiveness of Paycheck Protection Program	-	(1,552)
Gain on settlement of Seller Note	-	(1,538)
Change in fair value of Convertible Loan	-	(166)
Deferred tax provision	-	-
Allowance for doubtful accounts	106	(30)
Increase in notes due to in-kind interest	-	310
Loss on debt waiver consent	1,212	-
Loss on warrant amendment	345	-
Loss on change in fair value of contingent consideration	73	-
Gain on change in fair value of warrants	(7,902)	-
(Gain)/loss on settlement of obligations	274	(103)
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(4,035)	443
Inventories	(562)	283
Prepaid expenses and other current assets	184	(1,128)
Vendor deposits	(995)	-
Operating lease right-of-use assets, net	(699)	176
Other operating assets and liabilities, net	21	(7)
Accounts payable	2,487	(742)
Deferred revenue	1,178	247
Accrued expenses	229	(220)
Deposits	809	(173)
Operating lease liabilities, non-current	718	(184)
Net cash used in operating activities	(63)	(363)
Investing activities
Purchases of property and equipment	(32)	(10)
Capitalization of internal and third-party labor for software development	(2,328)	(194)
Acquisition of business, net of cash acquired	(17,186)	-
Net cash used in investing activities	(19,546)	(204)
Financing activities
Principal payments on finance leases	-	(4)
Proceeds from sale of common stock in PIPE, net of offering expenses	1,814	-
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	8,295	-
Proceeds from Acquisition Loan, net of offering expenses	9,868	-
Repayment of Seller Note	(411)	(100)
Proceeds from sale of shares via registered direct offering, net	-	1,849
Net cash provided by financing activities	19,566	1,745
Increase/(decrease) in Cash and Cash Equivalents	(43)	1,178
Cash and Cash Equivalents, beginning of period	2,883	1,826
Cash and Cash Equivalents, end of period	$2,840	$3,004

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2022	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2022	21,675,025	$217	$68,626	$(49,783)	$19,060
Stock-based compensation	-	-	341	-	341
Stock-based compensation issued to vendors	68,827	-	65	-	65
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	1,262	1,262
Balance as of June 30, 2022	21,743,852	$217	$74,741	$(48,521)	$26,437

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2022	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2021	12,008,519	$120	$60,863	$(52,254)	$8,729
Stock-based compensation	-	-	892	-	892
Stock-based compensation issued to vendors	68,827	-	65	-	65
Shares issued and warrants exercised in private investment in public entity (“PIPE”)	7,166,505	72	2,206	-	2,278
Shares issued in Reflect Systems, Inc. Merger	2,500,001	25	4,975	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	3,764	3,764
Balance as of June 30, 2022	21,743,852	$217	$74,741	$(48,521)	$26,437

			Additional
	Common Stock		paid in	Accumulated
Three months ended June 30, 2021	Shares	Amount	capital	(Deficit)	Total
Balance as of March 31, 2021	11,840,811	$118	$59,381	$(51,214)	$8,285
Shares issued for services	22,204	-	40	-	40
Shares issued to directors as compensation	13,664	-	25	-	25
Stock-based compensation	-	-	331	-	331
Net income	-	-	-	1,025	1,025
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706

			Additional
	Common Stock		paid in	Accumulated
Six months ended June 30, 2021	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Shares issued for services	22,204	-	40	-	40
Shares issued to directors as compensation	33,044	-	50	-	50
Stock-based compensation	-	-	845	-	845
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income	-	-	-	2,297	2,297
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706

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

Effective June 30, 2022, the Company amended the terms of Common Stock Warrants to remove the holder’s option to exercise such warrants on a cashless basis utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Common Stock Warrants also extend the term of such warrants for an additional one year, The foregoing amendments to the warrants are intended to cause such warrants to be accounted for as equity instruments on the Company’s financial statements.

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

On February 17, 2022, in connection with the closing of the acquisition of Reflect, the Company issued to the representative of Reflect stockholders, RSI Exit Corporation (“Stockholders’ Representative”), a $2,500 Note and Security Agreement (the “Secured Promissory Note”). The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022, Any remaining or unpaid principal is due and payable on February 17, 2023. The Secured Promissory Note represents consideration in the Merger and is included as part of the purchase price.

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

For the three months ended June 30, 2022 and 2021 we have recognized net income of $1,262 and $1,025, respectively. For the six months ended June 30, 2022 and 2021, we recognized net income of $3,764 and $2,297, respectively. As of June 30, 2022, we had cash and cash equivalents of $2,840 and a working capital surplus of $649.

Management believes that, based on (i) the refinancing of our debt as part of the Debt Financing, including extension of the maturity date on our term loans, and (ii) our operational forecast through 2022 and 2023 following completion of the Merger, that we can continue as a going concern through at least August 15, 2023. However, given our historical net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through August 15, 2023. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

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

If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. See Note 4 Revenue Recognition for additional detail and discussion of the Company’s performance obligations.

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

3. Inventories

Inventories are stated at the net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2022	2021
Raw materials, including those on consignment, net of reserve of $770 and $502, respectively	$2,135	$1,583
Work-in-process	503	297
Total inventories	$2,638	$1,880

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there were any triggering events for consideration of impairment of long-lived assets as of June 30, 2022 and concluded there were none.

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 22,472,886 at June 30, 2022 were excluded from the computation of income per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive.

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,964,517 at June 30, 2021 were excluded from the computation of income per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive. Diluted weighted average shares outstanding for the three and six-months ended June 30, 2021 included 8,333 options which were both exercisable and in-the-money as of June 30, 2021. Those options were included in the calculation of diluted earnings per share as of the beginning of the calculation period.

In calculating diluted earnings per share for the three and six months ended June 30, 2021, in accordance with ASC 260 Earnings per share, we excluded the dilutive effect of the potential issuance of common stock upon an assumed conversion of the Convertible Loan as we had the intent and ability to settle the debt in cash.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2022 and December 31, 2021.

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

11. Contingent Consideration

The Company has contingent consideration arrangements related to certain acquisitions to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. Such contingent consideration arrangements are recorded at fair value and are classified as liabilities on the acquisition date and are remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model.

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2022, we adopted early Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Hardware	$5,667	$1,296	$12,126	$4,112

Services:
Installation Services	903	497	2,242	1,072
Software Development Services	109	93	300	367
Media Services	412	-	477	-
Managed Services	3,832	1,391	6,535	2,730
Total Services	5,256	1,981	9,554	4,169

Total Hardware and Services	$10,923	$3,277	$21,680	$8,281

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of June 30, 2022 and 2021 were $0 and $0, respectively.

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

Maintenance and support services

The Company sells maintenance and support services, which include access to technical support personnel for software and hardware troubleshooting and monitoring of the health of a customer’s network, access to a sophisticated web-portal for managing the end-to-end hardware and software digital ecosystem, and hosting support services through our network operations center, or NOC. These services provide either physical or automated remote monitoring which support customer networks 7 days a week, 24 hours a day.

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

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,334	(2)
Common stock issued to Reflect shareholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Earnout liability	10,862	(6)
Total consideration	36,360
Vendor deposit with the Company	(818	)(7)
Cash acquired	(812	)(8)
Net consideration transferred	$34,730

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund the Retention Bonus Plan per Merger Agreement.

(5)	The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate) and requires the Company and Reflect to pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023.

(6)	Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after the three-year anniversary of the effective time of the Merger (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement. During the three months ended June 30, 2022, the Company’s third party specialist completed valuation of this contingent liability as of the opening balance sheet date, resulting in a measurement period adjustment recorded to increase goodwill and the contingent liability as of February 17, 2022 by $5,262.

(7)	Prior to the Merger, Reflect had engaged the Company on a project and paid the Company a deposit of $818. These amounts reduced consideration paid by the Company in accordance with ASC 805.

(8)	Represents the Reflect cash balance acquired at Closing.

The Company incurred $37 and $428 of direct transaction costs for the three and six months ended June 30, 2022, respectively. These costs are included in deal and transaction expense in the accompanying Condensed Consolidated Statement of Operations.

The Company accounted for the Merger using the acquisition method of accounting. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of February 17, 2022. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation, inclusive of measurement period adjustments recorded by the Company during the six months ended June 30, 2022, are as follows:

(in thousands)	Total
Accounts receivable	$1,300
Inventory	196
Prepaid expenses & other current assets	666
Property and equipment	96
Operating right of use assets	493
Deferred tax assets, net of valuation allowance	-
Other assets	36
Identified intangible assets:
Definite-lived trade names	960
Definite-lived Developed technology	5,130
Definite-lived Customer relationships	11,040
Definite-lived Noncompete agreements	30
Goodwill	18,569
Accounts payable	(96)
Accrued expenses	(277)
Customer deposits	(1,661)
Deferred revenues	(1,259)
Current maturities of operating leases	(277)
Long-term obligations under operating leases	(216)
Net consideration transferred	$34,730

The Company engaged a third party valuation specialist to assist in the identification and calculation of the fair value of those separately identifiable intangible assets. Based on an initial draft valuation report, a measurement period adjustment reducing the value of these intangible assets by $4,340 as of the opening balance sheet date, with a corresponding increase in goodwill, was recorded in the three months ended June 30, 2022. A related adjustment to reduce amortization expense by $180 for the three months ended March 31, 2022 was recorded as a period expense in the three months ended June 30, 2022. The Company remains in process of reviewing the valuation report and finalizing its opening balance sheet accounting.

The Company completed its valuation procedures by asset utilizing the following approaches:

●	Customer relationship asset was estimated using the income approach through a discounted cash flow analysis wherein the cash flows will be based on estimates used to price the Merger. Discount rates were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

●	Trade name asset represents the “Reflect” brand name as marketed primarily as a full services digital software solution, marketed in numerous verticals with the exception of food service. The Company applied the income approach through an excess earnings analysis to determine the fair value of the trade name asset. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

●	The developed technology assets are primarily comprised of know-how and functionality embedded in Reflect’s proprietary content management applications, which drive currently marketed products and services. The Company applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The Company is amortizing the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 2 to 10 years as outlined below.

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

(in thousands)	Preliminary Valuation	Amortization Period
Identifiable definite-lived intangible assets:
Trade names	$960	5 years
Developed technology	5,130	10 years
Noncompete	30	2 years
Customer relationships	11,040	10 years
Total	$17,160

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

(in thousands, except earnings per common share)	2021
Net sales	$30,680
Net income/(loss)	$799
Earnings per common share	$0.06

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net sales	6,266	13,707
Net income/(loss)	1,141	2,175

The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information and does not reflect future events that may occur after December 31, 2021 or any operating efficiencies or inefficiencies that may result from the Merger and related financings. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward. We have not included disaggregated information for Reflect on a standalone basis in the current year for either revenue or net income as the integration activities undertaken by the Company have prevented this information from being useful to financial statement readers.

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

As discussed in Note 12 Warrants, the calculation of the fair value of the warranty liability contains valuation inputs which are based on observable inputs (other than Level 1 prices) and are considered Level 2 estimates. The liability warrants were converted to equity warrants effective June 30, 2022.

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2022	2021
Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$656	$-
Income taxes, net	$44	$20

Supplemental disclosure of non-cash financing activities:
Conversion of liability warrants to equity warrants	$5,709	$-

NOTE 8: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	3,908	$4,635	3,652
Purchased and developed software	4,108	3,029	3,488	2,713
In-Process internally developed software platform	2,532	-	824	-
Customer relationships	15,000	2,153	3,960	1,692
Non-compete	30	6	-	-
Trademarks and trade names	1,600	712	640	640
	33,035	9,808	13,547	8,697
Accumulated amortization	9,808		8,697
Net book value of amortizable intangible assets	$23,227		$4,850

On February 17, 2022, the Company added intangible assets as a result of accounting for the Merger in accordance with ASC 805 Business Combinations, as outlined in Note 5 Business Combinations. The resulting amortization expense charged to operations during the three months ended March 31, 2022 was $680. Both the intangible assets and the related amortization expense related to the Merger which were recorded during the three months ended March 31, 2022 represented estimates.

For the three months ended June 30, 2022 and 2021, amortization of intangible assets charged to operations was $431 and $139, respectively. For the six months ended June 30, 2022 and 2021 amortization of intangible assets charged to operations was $1,111 and $279, respectively.

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

While the Company completes its annual assessment of impairment as of September 30, we evaluate qualitative indicators during other interim periods that may be indicative of impairment and require further quantitative assessments. During the three and six months ended June 30, 2022, the Company experienced a significant decline in its common share price and overall market capitalization, which is below book value as of June 30, 2022. We deemed this decline in market capitalization to be an indicator of a potential impairment of the Company’s recorded investment in its intangible assets and goodwill. We evaluated certain facts and circumstances which management believes are responsible for the disparity between our market capitalization and the book value of our equity as of June 30, 2022.

While our overall business performance has been consistent with our expectations both before and after the acquisition of Reflect, we believe a significant portion of the decline in our market price relates primarily to several macroeconomic factors including: (1) market wide recessionary fears, (2) rapid inflation fears, which often have an outsized, direct negative impact on the share price of high-growth companies with limited or negative cash flow from operations, (3) a lack of comprehension by the markets of the recent Merger with Reflect and related financing transaction, and (4) the sale of over 7,000,000 shares of our common stock into the market by a new investor, resulting in significant negative volume and price pressure on the stock unrelated to the Company fundamentals. We do not believe these factors are consistent with or reflective of the underlying value of the business, and there were no other indicators of potential impairment as of June 30, 2022. Should our market price remain at this level for an extended period of time, there could be potential future impairment.

Based on the relatively recent decline in our share price and market capitalization, along with improving Company fundamentals following our Merger with Reflect and a share price that was substantially higher upon announcing that Merger mere months ago, we believe our implied fair value continues to exceed our total carrying value. There were no other indications of impairment as of June 30, 2022.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of June 30, 2022
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	2,500,000	8.0% interest(1)
B	2/17/2022	2,089	2/17/2023	-	0.59% interest (2)
C	2/17/2022	7,185	2/15/2025	2,694,495	10.0% interest(3)
	Total debt, gross	19,274		5,194,495
	Debt discount	(3,796)
	Total debt, net	$15,478
	Less current maturities	(2,089)
	Long term debt	$13,389

As of December 31, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
D	8/17/2016	$4,767	2/17/2025	588,236	8.0% interest(4)
E	12/30/2019	2,418	2/17/2025	-	10.0% interest(4)
	Total debt, gross	7,185		588,236
	Fair value (B)	(166)
	Total debt, gross	7,019
	Debt discount	(144)
	Total debt, net	$6,875
	Less current maturities	-
	Long term debt	$6,875

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

In addition to refinancing the existing debt with Slipstream, the Company issued to Slipstream a $10,000, 36-month senior secured term loan (the “Acquisition Loan”) resulting in $10,000 in gross proceeds, or $9,950 in net proceeds. The Acquisition Loan matures on February 17, 2025 (the “Maturity Date”) and has an interest rate of 8.0%, with 50.0% warrant coverage (or 2,500,000 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Loan (estimated to be $67 per monthly payment). No principal payments on the Acquisition Loan are payable until the Maturity Date.

In connection with the Acquisition Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $166 and $525 during the three and six months ended June 30, 2022, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

Effective June 30, 2022, the Company amended the terms of the Lender Warrant to remove the holder’s option to exercise such warrant on a cashless basis utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and remove the condition to exercising such warrant that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Lender Warrant also extend the term of such warrants for an additional one year, such that the Lender Warrant will expire on February 17, 2028. The foregoing amendments to the Lender Warrant were intended to cause such warrants to be accounted for as equity instruments on the Company’s financial statements.

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

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018, we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bore no interest. Upon entry into an amendment to the Loan and Security Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance with the Statement of Shareholders Equity during the three months ended March 31, 2021.

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

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. As a result of court delays as a result of the COVID-19 pandemic, this suit remains in the early stages of litigation with discovery requests ongoing, and, as a result, the outcome of the suit and the allocation of liability, if any, remain unclear. The Company is unable to reasonably estimate the possible liability, recovery, or range of magnitude for either the liability or recovery, if any, at the time of this filing.

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

Settlement of obligations

There were no individually material settlements during the six months ended June 30, 2022.

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

As of June 30, 2022, we reported tax liability of $0. As of June 30, 2022, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2021.

NOTE 12: WARRANTS

A summary of outstanding warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance December 31, 2021	4,103,211	$4.48	1.73
Warrants issued	5,851,505	1.535	5.00
Warrants exercised	(5,851,505)	1.535	4.86
Warrants reclassified	13,761,000	1.63	4.61
Balance June 30, 2022	17,864,211	$2.21	3.83

	Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance December 31, 2021	-	$-	-
Warrants issued	13,761,000	1.63	5.00
Warrants expired	-	-	-
Warrants reclassified	(13,761,000)	1.63	(5.00)
Balance June 30, 2022	-	$-	-

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the three months ended March 31, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expired five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrant and concluded they did not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrant included provisions which could result in a different settlement value for the Common Stock Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $1.0927 per warrant. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.4019 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $1,287 and $4,951 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, respectively.

On February 17, 2022, in connection with the restructured Credit Agreement with Slipstream, the Company issued 5,194,495 warrants with an exercise price of $2.00 per share which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The Lender Warrant expired five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Lender Warrant included provisions that could result in a different settlement value for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded an increase in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition and Consolidation Term Loans. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.3699 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $894 and $2,302 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, respectively.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 1,400,000 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.125 per share. The exercise price of the Purchaser Warrant is $1.41 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expired five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant included provisions which could result in a different settlement value for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $0.8656 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,211. At June 30, 2022, the Company reassessed the fair value of the Purchase Warrant via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrant was $0.4017 per warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrant of $252 and $650 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, respectively.

Effective June 30, 2022, the Company amended the terms of the Common Stock Warrant (7,166,505 warrants), Lender Warrant (5,194,495 warrants) and Purchaser Warrant (1,400,000 warrants). The amendments to such warrants removes the holder’s option to determine the value of such warrants utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants also extend the term of such warrants for an additional one year, such that the Common Stock Warrant will expire on February 3, 2028, and the Lender Warrant and Purchaser Warrant will expire on February 17, 2028.

As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of each of the Common Stock, Lender and Purchaser Warrants, resulting in the Company recording a loss on the fair value of these warrants of $345 in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2022. The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s financial statements as of June 30, 2022. As such, following recording the gains and losses with respect to these warrant amendments, the Company reclassified the warrant liability of $5,709 from noncurrent liabilities to additional paid-in-capital as of June 30, 2022.

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	-	-	$-	-	$-
$1.01 - $2.00	25,000	7.36	$1.88	16,667	$1.88
$2.01+	1,963,675	7.47	4.29	1,312,008	$3.78
	1,988,675	7.47	$3.34	1,328,675

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	-	-	$-	-	$-
$1.01 - $2.00	-	-	$-	-	$-
$2.01+	720,000	7.93	2.53	240,000	$2.53
	720,000	7.93	$2.53	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	1,900,000	2.64	$1.00	-	$-
$1.01 - $2.00	-	-	$-	-	$-
$2.01+	-	-	-	-	$-
	1,900,000	2.64	$1.00	-

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2021	-	-	2,068,809	$3.48	800,000	$2.53
Granted	1,900,000	1.00	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	(80,134)	2.79	(80,000)	2.53
Balance, June 30, 2022	1,900,000	1.00	1,988,675	3.34	720,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.25 years as of June 30, 2022.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

Amendment to Performance Options

On June 1, 2020, Rick Mills, CEO, and Will Logan, CFO, were issued ten-year options to purchase 480,000 and 240,000 shares of common stock (the “Performance Options”), respectively, which vest in equal installments over a three-year period (2020-2022), subject to satisfying the Company revenue target and EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. The Performance Options includes a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year.

On June 15, 2022, the Board approved of an amendment to the Performance Options to provide that the revenue target for the calendar year 2022 set forth therein ($38,000) is eliminated, and the remaining shares that are available for vesting under the Performance Options (320,000 unvested shares for Mr. Mills and 160,000 for Mr. Logan) (including the unvested portions of shares based on the satisfaction of the revenue targets for 2020 and 2021 by virtue of the catch-up provisions in the Performance Options) will fully vest upon the achievement of an updated EBITDA target for calendar year 2022 of $3,600.

The Performance Options state that the calculation of EBITDA set forth in the Performance Options shall be calculated in a form consistent with the Company’s 2022 approved budget, which

(i)	excludes any impact on EBITDA of:

(a) the accounting treatment (including any “mark-to-market accounting”) of the Company’s warrants or the “Guaranteed Consideration” (as defined in the Merger Agreement),

(b) non-recurring transaction expenses associated with the Merger and the capital raising financing activities of the Company to effectuate the Merger, and

(c) any write-down or write-off of any Company inventory of Safe Space Solutions products.

(iii) includes deductions related to any cash or stock bonuses paid or payable to any employees of the Company for services provided in calendar year 2022 (even if such bonuses are actually paid after calendar year 2022), including bonuses paid pursuant to the terms of the 2022 Cash Bonus Plan (as described below) (collectively, the “EBITDA Calculations”).

The exercise price of the foregoing options is $2.53 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the 2014 Stock Incentive Plan. The fair value of the options on the grant date was $1.87 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified EBITDA target is assessed quarterly by the Company in order to determine whether any compensation expense should be recorded.

During the three and six months ended June 30, 2022, the Company deemed it probable that the Company would achieve the EBITDA target for calendar year 2022 and recorded compensation expense in the Consolidated Statement of Operations with respect to these awards of $175 and $400, respectively, net of a benefit of $50 recorded for forfeiture of awards. The remaining awards have not yet vested and are subject to actual results for the full calendar year 2022. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed.

Issuance of New Options

On June 15, 2022, Messrs. Mills and Logan received ten-year options to purchase 1,000,000 and 600,000 shares of common stock, respectively (the “New Options”). The New Options are eligible to vest at any time on or prior to February 17, 2025 if the trailing 10-trading day volume-weighted average price (“VWAP”) of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeds the share price targets below, subject to such executive serving the Company as a director, officer, employee or consultant at such time:

	Share Price Targets
Executive	$2.00	$3.00	$4.00	$5.00	$6.00	Guaranteed Price	Total Shares
Mills Shares Vested	50,000	100,000	150,000	200,000	250,000	250,000	1,000,000
Logan Shares Vested	30,000	60,000	90,000	120,000	150,000	150,000	600,000

Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

The “Guaranteed Price” has the meaning ascribed to such term in the Merger Agreement, which means $6.40 per share, or $7.20 per share if, and only if, certain customers set forth in the Merger Agreement collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022.

The exercise price of the New Options is $1.00 per share, which exceeds the closing price of the Company’s common stock on the date of issuance. The New Options are issued from the Company’s 2014 Stock Incentive Plan, as amended. An additional 300,000 options with identical market vesting restrictions were issued to non-executives during the three months ended June 30, 2022.

The fair value of the options on the grant date varied between $0.21 and $0.37 per award as determined using the Monte Carlo model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	3.30%
Expected term	2.68 years
Expected price volatility	123.53%
Dividend yield	0%

At June 30, 2022, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the three months ended June 30, 2022 the Company recorded $1 of compensation expense. These awards have not yet vested and are subject to actual share price performance through February 2025. Should any target not be achieved, any amounts recorded as expense in the Condensed Consolidated Statement of Operations related to that tranche would be reversed.

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

Employee Awards

Compensation expense recognized for the issuance of stock options, inclusive of performance-restricted stock options, for the three and six months ended June 30, 2022 of $398 and $948, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options, inclusive of performance-restricted stock options, for the three and six months ended June 30, 2021 of $356 and $895, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

As of June 30, 2022, there was approximately $971 and $930 of total unrecognized compensation expense related to unvested share-based employee awards with time vesting and performance vesting criteria, respectively. As of June 30, 2021, there was approximately $1,861 and $1,157 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided.

During the three and six months ended June 30, 2022, the Company issued or accrued shares issuable in exchange for services in the amount of $45 and $70, respectively. During the three and six months ended June 30, 2021, the Company issued or accrued shares issuable in exchange for services in the amount of $40 and $40, respectively.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had one (1) and two (2) customers that in the aggregate accounted for 25.7% and 41.1% of accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

We had two (2) and three (3) customers that accounted for 37.5% and 44.0% of revenue for the three months ended June 30, 2022 and 2021, respectively.

We had three (3) and two (2) customers that accounted for 54.3% and 37.4% of revenue for the six months ended June 30, 2022 and 2021, respectively.

Significant Vendors

We had two (2) and three (3) vendors that accounted for 48.3% and 69.1% of outstanding accounts payable at June 30, 2022 and December 31, 2021, respectively.

NOTE 15: LEASES

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2021 and 2027. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Finance lease cost
Amortization of right-of-use assets	$-	$4
Interest	-	-
Operating lease cost	256	179
Total lease cost	$256	$183

Weighted Average Remaining Lease Term
Operating leases	3.45 years	3.3 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

(in thousands)	Operating Leases
The remainder of 2022	$342
2023	756
2024	459
2025	456
Thereafter	198
Total undiscounted cash flows	2,211
Less imputed interest	$(346)
Present value of lease liabilities	$1,865

Supplemental cash flow information related to leases are as follows:

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$256	$176
Operating cash flows from finance leases	-	4
Financing cash flows from finance leases	-	(4)

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

Recent Developments

Please see Note 5 Business Combinations, Note 9 Loans Payable, Note 12 Warrants, and Note 13 Stock-based Compensation to the Company’s Condensed Consolidated Financial Statements contained in this Report for a description of recent developments of the Company that occurred during the three months ended June 30, 2022.

Our Sources of Revenue

We generate revenue through digital signage solution sales, which include system hardware, professional and implementation services, software design and development, software licensing, deployment, maintenance and support services, and media sales.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended June 30,		Change
	2022	2021		%
Sales	$10,923	$3,277	$7,646	233%
Cost of sales	6,261	1,402	4,859	347%
Gross profit	4,662	1,875	2,787	149%
Sales and marketing expenses	1,147	169	978	579%
Research and development expenses	418	58	360	621%
General and administrative expenses	2,562	1,715	847	49%
Depreciation and amortization expense	468	344	124	36%
Deal and transaction expense	37	-	37	100%
Total operating expenses	4,632	2,286	2,346	103%
Operating (loss)	30	(411)	441	-107%
Other income/(expenses):
Interest expense	(750)	(182)	(568)	312%
Change in Fair Value of Warrant Liability	2,433	-	2,433	100%
Change in Fair Value of Equity Guarantee	(73)	-	(73)	100%
Loss on warrant amendment	(345)	-	(345)	100%
Gain on settlement of debt	21	1,628	(1,607)	-99%
Other income/(expense)	(1)	(3)	2	-67%
Total other income/(expense)	1,285	1,443	(158)	-11%
Net income/(loss) before income taxes	1,315	1,032	283	27%
Provision from income taxes	(53)	(7)	(46)	657%
Net income/(loss)	$1,262	$1,025	237	23%

Sales

Sales were $10,923, representing an increase of $7,646, or 233%, as compared to the same period in 2021, driven in part by the acquisition of Reflect on February 17, 2022, and the Company’s successful sales activities as a combined company post-Merger. While the addition of Reflect revenue is contributing to the growth in revenue, the combined company grew revenues approximately 74% organically during the three months ended June 30, 2022, as compared to the pro forma combined results during the three months ended June 30, 2021.

Hardware revenues were $5,667 in 2022, an increase of $4,371, or 337%, as compared to the prior year, driven by continued large scale LED deployments continued in the quarter by multiple customers. Services and other revenues were $5,256 in the three months ended June 30, 2022, an increase of $3,275, or 165%, with the inclusion of Reflect’s operations in the Company’s consolidated results for such period. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $3,832 in the three months ended June 30, 2022 as compared to $1,391 in the same period in 2021, driven by the addition of Reflect’s SaaS subscription revenue in the current year. This represents a year-over-year growth rate of 175% in our higher margin, typically subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $2,787, or 149% during the three months ended June 30, 2022 as compared to the same period in 2021 driven by an increase in revenue but offset by a reduction in gross profit margin. Gross profit margin decreased to 42.7% from 57.2% driven by a shift in revenue mix to 52% hardware during the three months ended June 30, 2022 related to several material customer hardware rollouts active during the first half of the year. We expect this contraction in gross profit margin to be less severe as we move into the second half of 2022 and beyond. The gross profit margin increased in three months ended June 30, 2022 to 42.7% from 36.2% in the three months ended March 31, 2022, which experienced significant short-term significant pressure driven by a single, large-scale/hardware-heavy deployment. We believe the gross profit margin for the three months ended June 30, 2022 to be more representative of our normalized gross profit margins.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $978, or 579%, driven primarily by (i) the inclusion in the prior year of a benefit of $182 related Employee Retention Credits (“ERC”) related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021, (ii) the acquisition of Reflect via the Merger on February 17, 2022, and (iii) the Company’s enhanced investments into sales and marketing activities post-COVID. Immediately following the Merger, the Company integrated the sales and marketing functions and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were undercapitalized historically by the Company. Additionally, the Company engaged an investor relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company for the three months ended June 30, 2022 to adequately reflect the pace for spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses increased $360, or 621% in 2022, driven primarily by (i) the inclusion in the prior year of a benefit of $147 related ERC, and (ii) the acquisition of Reflect via the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. We expect this elevated level of expense during the three months ended June 30, 2022 to continue into the future as we develop our current and future product set.

General and Administrative Expenses

General and administrative expenses increased $847, or 49%, driven primarily by (i) the inclusion in the prior year of a benefit of $508 related ERC, and (ii) increased headcount and operations as a result of the acquisition of Reflect on February 17, 2022. While the Company anticipates carrying higher G&A expenses moving forward as a result of the acquisition, the integration activities include several projects (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022. The Company also reinstituted its 401k matching program for employees in the fourth quarter of 2021, which represents an increase of $42 versus the prior year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $124, or 36%, in the three months ended June 30, 2022 compared to the same period in 2021. This was driven by the addition of $17,160 in amortizing intangible assets as a result of the Merger. The increase would have been $305, or 88%, but was partially offset by a reduction in amortization expense recorded as a period expense in the three months ended June 30, 2022 resulting from a measurement period adjustment reducing acquired intangible assets by $4,340.

Interest Expense

See Note 9 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in Fair Value of Warrant Liability; Loss on Warrant Amendment

During the three months ended June 30, 2022, the Company recorded a gain of $2,433 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants (the Common Stock Warrant, Lender Warrant and Purchaser Warrant) in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation and were subsequently re-assessed at June 30, 2022, resulting in the gain.

Effective June 30, 2022, the Company amended the terms of such warrants, which removed the holder’s option to exercise such warrants on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants extended the term of such warrants for an additional one year. As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of those warrants, resulting in the Company recording a loss on the fair value of these warrants of $345. The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s financial statements as of June 30, 2022. As such, following recording the gains and losses with respect to these warrant amendments, the Company reclassified the warrant liability of $5,709 from noncurrent liabilities to additional paid-in-capital as of June 30, 2022.

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

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the six months ended June 30,		Change
	2022	2021		%
Sales	$21,680	$8,281	$13,399	162%
Cost of sales	13,126	4,172	8,954	215%
Gross profit	8,554	4,109	4,445	108%
Sales and marketing expenses	1,854	504	1,350	268%
Research and development expenses	659	229	430	188%
General and administrative expenses	5,316	3,775	1,541	41%
Bad debt expense/(recovery)	106	(463)	569	-123%
Depreciation and amortization expense	1,175	688	487	71%
Deal and transaction expenses	428	-	428	100%
Total operating expenses	9,538	4,733	4,805	102%
Operating loss	(984)	(624)	(360)	58%
Other income/(expenses):
Interest expense	(1,199)	(431)	(768)	178%
Change in Fair Value of Warrant Liability	7,902	-	7,902	100%
Change in Fair Value of Equity Guarantee	(73)	-	(73)	100%
Loss on debt waiver consent	(1,212)	-	(1,212)	100%
Loss on warrant amendment	(345)	-	(345)	100%
Change in fair value of Convertible Loan	-	166	(166)	-100%
Gain/(loss) on restructuring/settlement of debt	(274)	3,193	(3,467)	-109%
Other income/(expense)	5	1	4	400%
Total other income/(expense)	4,804	2,929	1,875	64%
Net income/(loss) before income taxes	3,820	2,305	1,515	66%
Provision from income taxes	(56)	(8)	(48)	600%
Net income/(loss)	$3,764	$2,297	1,467	64%

Sales

Sales were $21,680, representing an increase of $13,399, or 162%, as compared to the same period in 2021 driven in part by the acquisition of Reflect on February 17, 2022, and the Company’s successful sales activities as a combined company post-Merger. While the addition of Reflect revenue is contributing to the growth in revenue, the combined company has grown revenues approximately 58% organically during the six months ended June 30, 2022, as compared to the pro forma combined results during the six months ended June 30, 2021.

Hardware revenues were $12,126 in 2022, an increase of $8,014, or 195%, as compared to the prior year, driven by large scale LED deployments by multiple customers. Services and other revenues were $9,554 in the six months ended June 30, 2022, an increase of $5,385, or 129%, with the inclusion of Reflect’s operations in the Company’s consolidated results for such period. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $6,535 in the six months ended June 30, 2022 as compared to $2,730 in the same period in 2021, driven by the addition of Reflect’s SaaS subscription revenue in the current year. This represents a year-over-year growth rate of 139% in our higher margin, typically subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $4,445, or 108% during the six months ended June 30, 2022 as compared to the same period in 2021 driven by an increase in revenue but offset by a reduction in gross profit margin. Gross profit margin decreased to 39.5% from 49.6% driven by a shift in revenue mix to 56% hardware during the six months ended June 30, 2022 related to several material customer hardware rollouts active during the first half of the year. We expect this contraction in gross profit margin to be less severe as we move into the second half of 2022 and beyond. The gross profit margin increased in three months ended June 30, 2022 to 42.7% from 36.2% in the three months ended March 31, 2022, which experienced significant short-term significant pressure driven by a single, large-scale/hardware-heavy deployment. We expect the gross profit margin for the three months ended June 30, 2022 to be more representative of our normalized gross profit margins.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $1,350, or 268%, driven primarily by (i) the inclusion in the prior year of a benefit of $182 related Employee Retention Credits (“ERC”) related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021, (ii) the acquisition of Reflect on February 17, 2022, and (iii) the Company’s enhanced investments into sales and marketing activities post-COVID. Immediately following the acquisition of Reflect, the Company integrated the sales and marketing functions and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were undercapitalized historically by the Company. Additionally, the Company engaged an Investor Relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company for the six months ended June 30, 2022 to adequately reflect the pace for spend in these areas in future periods.

Research and Development Expenses

Research and development expenses increased $430, or 188% in 2022, driven primarily by (i) the inclusion in the prior year of a benefit of $147 related ERC, and (ii) the acquisition of Reflect on February 17, 2022. Through the acquisition of Reflect, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, in full, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. We expect this elevated level of expense during the three months ended June 30, 2022 to continue into the future as we develop our current and future product set.

General and Administrative Expenses

General and administrative expenses – excluding bad debt expense – increased $1,541, or 41%, driven primarily by (i) the inclusion in the prior year of a benefit of $508 related ERC, and (ii) increased headcount and operations as a result of the acquisition of Reflect on February 17, 2022. While the Company anticipates carrying higher G&A expenses moving forward as a result of the acquisition, the integration activities include several projects (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022. The Company also reinstituted its 401k matching program for employees in the fourth quarter of 2021, which represents an increase of $65 versus the prior year, and launched several investor relations initiatives, increasing spend $155 year-to-date in 2022 versus the prior year.

Bad Debt

Expenses related to the Company’s allowance for bad debts increased by $569, or (123%) for the six months ended June 30, 2022 compared to 2021. This increase was primarily driven by a prior period cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve. The bad debt expense recorded for the six months ended June 30, 2022 is representative of the Company’s actual history with uncollectable accounts receivable.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $487, or 71%, in 2022 compared to 2021. This was driven by the addition of $17,160 in amortizing intangible assets as a result of the Merger.

Interest Expense; Change in fair value of Convertible Loan

See Note 9 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

As of June 30, 2021, we updated our fair value analysis of the Convertible Loan, resulting in recognition of a $166 during the six months ended June 30, 2021.

Changes in Fair Value of Warrant Liability; Loss on Warrant Amendment

During the six months ended June 30, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation and were subsequently re-assessed at March 31, 2022 and June 30, 2022, resulting in the gain.

Effective June 30, 2022, the Company amended the terms of certain warrants previously issued to its creditor and an investor, which removed the holder’s option to exercise such warrants on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants extended the term of such warrants for an additional one year. As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of those warrants, resulting in the Company recording a loss on the fair value of these warrants of $345. The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s financial statements as of June 30, 2022. As such, following recording the gains and losses with respect to these warrant amendments, the Company reclassified the warrant liability of $5,709 from noncurrent liabilities to additional paid-in-capital as of June 30, 2022.

Gain on Settlement of Debt

On February 17, 2022, the Company refinanced its debt facilities with Slipstream. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts.

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

As a result of this settlement, the full principal amount of the Amended and Restated Seller Note and the accrued interest have been eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, during the six months ended June 30, 2021.

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

	Quarters Ended
Quarters ended	June 30 2022	March 31 2022	December 31 2021	September 30 2021	June 30 2021
GAAP net income (loss)	$1,262	$2,502	$(1,722)	$(343)	$1,025
Interest expense:
Amortization of debt discount	360	181	29	29	29
Other interest, net	390	268	160	158	153
Depreciation/amortization:
Amortization of intangible assets	431	680	302	320	317
Amortization of employee share-based awards	316	469	324	329	329
Depreciation of property, equipment	37	27	27	27	27
Income tax expense/(benefit)	53	3	13	1	7
EBITDA	$2,849	4,130	(867)	$521	1,887
Adjustments
(Gain)/loss on fair value of warrant liability	(2,433)	(5,469)	-	-	-
(Gain)/loss on settlement of obligations	(21)	295	-	(256)	(1,628)
(Gain)/loss on debt waiver consent	-	1,212	-	-	-
(Gain)/loss on warrant amendment	345	-	-	-	-
(Gain)/loss on fair value of equity guarantee	73	-	-	-	-
Deal and transaction expenses	37	391	518	-	-
Other income	1	(6)	-	-	-
Stock-based compensation – Director grants	82	82	318	27	27
Adjusted EBITDA	$933	635	(31)	$292	286

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash used in operating activities were $63 for the six months ended June 30, 2022 compared to $363 for the same period in 2021. We produced net income of $3,764. Following the Merger, our business has significantly expanded, particularly with respect to managed services revenue. Other than net income, cash provided by operating activities was driven by growth of $1,178 of deferred revenue and $2,487 of accounts payable, partially offset by an expansion of accounts receivable and inventory of $4,035 and $562, respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $19,546 compared to $204 during the same period in 2021. The use of cash in the current year was driven by (1) completion of the Merger and (2) continued investments in our software platforms. We currently do not have any material commitments for capital expenditures as of June 30, 2022; however, we anticipate continued elevated capital expenditures in excess of historical trends through as a result of the Merger, which included acquisition of a software development team and various new content management and advertising technology platforms.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $19,566 compared to $1,745 for the same period in 2021. The increase is the result of the Company’s completion of the Equity Financing and the Debt Financing (each as described in Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements) in the period to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Earnings Release

On August 15, 2022, the Company issued a press release announcing its financial condition and results of operations for the three and six months ended June 30, 2022. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2022)

10.2	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 17, 2022)

10.3	Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 17, 2022)

10.4	Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 17, 2022)

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press release dated August 15, 2022

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 15, 2022	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer