Form 10-Q
period 2022-09-30
CREATIVE REALITIES, INC.
filed 2022-11-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2022, the registrant had 21,799,126 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$819	$2,883
Accounts receivable, net of allowance of $809 and $620, respectively	7,186	3,006
Unbilled receivables	219	369
Work-in-process and inventories, net	3,108	1,880
Prepaid expenses and other current assets	1,618	1,634
Total current assets	$12,950	$9,772
Operating lease right-of-use assets	1,703	654
Property and equipment, net	193	75
Intangibles, net	23,754	4,850
Goodwill	26,094	7,525
Other assets	19	5
TOTAL ASSETS	$64,713	$22,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term seller note payable	$1,777	$-
Short-term portion of Related Party Consolidation Term Loan	399
Accounts payable	3,040	2,517
Accrued expenses	3,029	2,110
Deferred revenues	2,704	426
Customer deposits	1,783	1,525
Current maturities of operating leases	705	281
Total current liabilities	13,437	6,859
Long-term Related Party Acquisition Term Loan, net of $1,660 and $0 discount, respectively	8,340	-
Long-term Related Party Consolidation Term Loan, net of $1,773 and $143 discount, respectively	5,013	4,624
Long-term related party convertible loans payable, at fair value	-	2,251
Contingent acquisition consideration, at fair value	10,494	-
Long-term obligations under operating leases	1,018	373
Other liabilities	9	45
TOTAL LIABILITIES	38,311	14,152
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000 shares authorized; 21,751 and 12,009 shares issued and outstanding, respectively	217	120
Additional paid-in capital	75,260	60,863
Accumulated deficit	(49,075)	(52,254)
Total shareholders’ equity	26,402	8,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,713	$22,881

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales
Hardware	$5,015	$2,215	$17,141	$6,327
Services and other	6,165	2,538	15,719	6,707
Total sales	11,180	4,753	32,860	13,034
Cost of sales
Hardware	3,811	1,588	13,803	4,372
Services and other	2,855	818	5,989	2,206
Total cost of sales	6,666	2,406	19,792	6,578
Gross profit	4,514	2,347	13,068	6,456
Operating expenses:
Sales and marketing expenses	718	330	2,572	834
Research and development expenses	238	226	897	455
General and administrative expenses	2,789	1,848	8,105	5,623
Bad debt (recovery)/expense	58	-	164	(463)
Depreciation and amortization expense	885	347	2,060	1,035
Deal and transaction expenses	110	-	538	-
Total operating expenses	4,798	2,751	14,336	7,484
Operating loss	(284)	(404)	(1,268)	(1,028)

Other income/(expenses):
Interest expense	(757)	(186)	(1,956)	(617)
Change in fair value of warrant liability	-	-	7,902	-
Change in fair value of equity guarantee	442	-	369	-
Gain/(loss) on settlement of obligations	37	256	(237)	3,449
Loss on debt waiver consent	-	-	(1,212)	-
Loss on warrant amendment	-	-	(345)	-
Change in fair value of Convertible Loan	-	-	-	166
Other expense	(2)	(8)	3	(7)
Total other income/(expense)	(280)	62	4,524	2,991
Income/(loss) before income taxes	(564)	(342)	3,256	1,963
Benefit/(provision) for income taxes	10	(1)	(46)	(9)
Net income/(loss)	$(554)	$(343)	$3,210	$1,954
Basic earnings/(loss) per common share	$(0.03)	$(0.03)	$0.17	$0.17
Diluted earnings/(loss) per common share	$(0.03)	$(0.03)	$0.17	$0.17
Weighted average shares outstanding - basic	21,750	11,897	19,383	11,692
Weighted average shares outstanding - diluted	21,750	11,897	19,383	11,692

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net income	$3,210	$1,954
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	2,060	1,035
Amortization of debt discount	904	130
Stock-based compensation	1,487	1,252
Shares issued for services	100	85
Gain on forgiveness of Paycheck Protection Program	-	(1,552)
Gain on settlement of Seller Note	-	(1,538)
Change in fair value of Convertible Loan	-	(166)
Allowance for doubtful accounts	105	(274)
Increase in notes due to in-kind interest	-	467
Loss on debt waiver consent	1,212	-
Loss on warrant amendment	345	-
Loss/(Gain) on settlement of obligations	237	(359)
Gain on change in fair value of contingent consideration	(369)	-
Gain on change in fair value of warrants	(7,902)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(2,835)	(154)
Inventories	(1,032)	399
Prepaid expenses and other current assets	682	(1,010)
Operating lease right-of-use assets, net	(556)	219
Other assets	22	-
Accounts payable	(227)	(94)
Deferred revenue	1,019	6
Accrued expenses	533	(181)
Deposits	(585)	(402)
Operating liabilities, net	(36)	-
Operating lease liabilities, non-current	576	(184)
Net cash used in operating activities	(1,050)	(367)
Investing activities
Acquisition of business, net of cash acquired	(17,186)	-
Purchases of property and equipment	(123)	(10)
Capitalization of labor for software development	(2,959)	(422)
Net cash used in investing activities	(20,268)	(432)
Financing activities
Principal payments on finance leases	-	(4)
Proceeds from sale of common stock in PIPE, net of offering expenses	1,814	-
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	8,295	-
Proceeds from Acquisition Loan, net of offering expenses	9,868	-
Repayment of Seller Note	(723)	(100)
Proceeds from sale of shares via registered direct offering, net	-	1,849
Net cash provided by financing activities	19,254	1,745
Increase/(decrease) in Cash and Cash Equivalents	(2,064)	946
Cash and Cash Equivalents, beginning of period	2,883	1,826
Cash and Cash Equivalents, end of period	$819	$2,772

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three months ended September 30, 2022
Balance as of June 30, 2022	21,743,852	$217	$74,741	$(48,521)	$26,437
Stock-based compensation	-	-	514	-	514
Stock-based compensation issued to vendors	7,687	-	5	-	5
Net loss	-	-	-	(554)	(554)
Balance as of September 30, 2022	21,751,539	$217	$75,260	$(49,075)	$26,402

			Additional
	Common Stock		paid in	Accumulated
Nine months ended September 30, 2022	Shares	Amount	capital	Deficit	Total
Balance as of December 31, 2021	12,008,519	$120	$60,863	$(52,254)	$8,729
Stock-based compensation	-	-	1,406	-	1,406
Stock-based compensation issued to vendors	76,514	-	70	-	70
Shares issued and warrants exercised in private investment in public entity (“PIPE”)	7,166,505	72	2,206	-	2,278
Shares issued in Reflect Systems, Inc. Merger	2,500,001	25	4,975	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	3,210	3,210
Balance as of September 30, 2022	21,751,539	$217	$75,260	$(49,075)	$26,402

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three months ended September 30, 2021
Balance as of June 30, 2021	11,876,679	$118	$59,777	$(50,189)	$9,706
Stock-based compensation	-	-	331	-	331
Stock-based compensation issued to vendors	31,257	-	45	-	45
Shares issued to directors as compensation	11,524	1	25	-	26
Net loss	-	-	-	(343)	(343)
Balance as of September 30, 2021	11,919,460	$119	$60,178	$(50,532)	$9,765

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Nine months ended September 30, 2021
Balance as of December 31, 2020	10,924,287	$109	$56,712	$(52,486)	$4,335
Stock-based compensation	-	-	1,177	-	1,177
Stock-based compensation issued to vendors	53,461	1	84	-	85
Shares issued to directors as compensation	44,568	-	75	-	75
Conversion of Disbursed Escrow Loan	97,144	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Sales of Shares via registered direct offering, net of offering cost	800,000	8	1,841	-	1,849
Net income	-	-	-	1,954	1,954
Balance as of September 30, 2021	11,919,460	$119	$60,178	$(50,532)	$9,765

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

Acquisition of Reflect

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on February 8, 2022, the “Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below).

The Company may exercise an extension option (the “Extension Option”) to extend the Guarantee Date by six (6) months, from February 17, 2025 to August 17, 2025, if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) the Company provides written notice of its election to exercise the Extension Option no later than February 7, 2022. The “Extension Threshold Price” means the average closing price per share of Creative Realities common stock as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending February 2, 2025. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration. The Retention Bonus Plan and financings are described below.

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger (the “Closing”), the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,334 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% will be paid on February 17, 2023 (the one-year anniversary of Closing) and 25% will be paid on February 17, 2024 (the two-year anniversary of the Closing). The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on February 17, 2023 (the one-year anniversary of Closing) and the remaining 25% of the value of such shares will be issued on February 17, 2024 (the two-year anniversary of the Closing). The shares issued on the Closing were valued at $2.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighted average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

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

Effective June 30, 2022, the Company amended the terms of Common Stock Warrants to remove the holder’s option to exercise such warrants on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Common Stock Warrants also extend the term of such warrants for an additional one year, The foregoing amendments to the warrants caused such warrants to be accounted for as equity instruments on the Company’s financial statements.

Debt Financing

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their current debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”), and raised $10,000 in gross proceeds with a maturity date of February 1, 2025. The Credit Agreement also provides that the Company’s outstanding loans from Slipstream, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a Consolidation Term Loan with a maturity date of February 1, 2025. Collectively, we refer to this transaction throughout this filing as the “Debt Financing”. The net proceeds from the Debt Financing were used to fund, in part, payment of the closing cash consideration in the Merger, and the cash payable under the terms of the Retention Bonus Plan at the Closing.

On February 17, 2022, in connection with the Closing of the Merger, the Company issued to the representative of Reflect stockholders, RSI Exit Corporation (“Stockholders’ Representative”), a $2,500 Note and Security Agreement (the “Secured Promissory Note”). The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate on the date of issuance of the Secured Promissory Note) and requires the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal is due and payable on February 17, 2023. The Secured Promissory Note represents consideration in the Merger and is included as part of the purchase price.

See Note 9 Loans Payable to the Condensed Consolidated Financial Statements for an additional discussion of the Company’s debt obligations and further discussion of the Company’s refinancing activities subsequent to December 31, 2021.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

For the three months ended September 30, 2022 and 2021, we incurred net losses of $(554) and $(343), respectively. For the nine months ended September 30, 2022 and 2021, we recognized net income of $3,210 and $1,954, respectively. As of September 30, 2022, we had cash and cash equivalents of $819 and a working capital deficit of $487.

Management believes that, based on (i) securing incremental debt of $2,000 on October 31, 2022 (see Note 9 Loans Payable, Term Loan (2022) to the Condensed Consolidated Financial Statements for a description of such transaction), and (ii) our operational forecast through 2023, that we can continue as a going concern through at least November 14, 2023. However, given our history of net losses and cash used in operating activities, we obtained a continued support letter from Slipstream through November 14, 2023.

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

3. Inventories

Inventories are stated at the net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2022	2021
Raw materials, including those on consignment, net of reserve of $883 and $502, respectively	$2,757	$1,583
Work-in-process	351	297
Total inventories	$3,108	$1,880

4. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment annually as of September 30 in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment losses are recorded whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We evaluated whether there was any impairment of long-lived assets as of September 30, 2022 and concluded there was none.

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

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 22,276,807 at September 30, 2022 were excluded from the computation of income per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive.

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

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2022 and December 31, 2021.

7. Goodwill and Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a business combination is not amortized, but instead tested for impairment at least annually. The Company uses an annual measurement date of September 30 to assess impairment of goodwill and any indefinite-lived intangible assets, or as indicators of impairment are identified (see Note 8 Intangible Assets and Goodwill).

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

9. Leases

We account for leases in accordance with Accountings Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended.

We determine if an arrangement is a lease at inception. Right of use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be and corresponding market rates at the time of lease inception. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

Not yet adopted

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis, with early adoption permitted. We do not intend to early adopt this standard, nor do we expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Hardware	$5,015	$2,215	$17,141	$6,327

Services:
Installation Services	1,472	985	3,714	2,057
Software Development Services	105	109	405	476
Media	688	-	1,165	-
Managed Services	3,900	1,444	10,435	4,174
Total Services	6,165	2,538	15,719	6,707

Total Hardware and Services	$11,180	$4,753	$32,860	$13,034

System hardware sales

System hardware revenue is recognized generally upon shipment of the product or customer acceptance, depending upon contractual arrangements with the customer in instances in which the sale of hardware is the sole performance obligation. Shipping charges billed to customers are included in hardware sales and the related shipping costs are included in hardware cost of sales. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. System hardware revenues are classified as “Hardware” within our disaggregated revenue.

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

The aggregate amount of the transaction price allocated to installation service performance obligations that are partially unsatisfied as of September 30, 2022 and 2021 were $0 and $35.

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

NOTE 5: BUSINESS COMBINATION

On November 12, 2021, the Company and Reflect entered into an Agreement and Plan of Merger (as amended on as amended on February 8, 2022, the “Merger Agreement”) pursuant to which a direct, wholly owned subsidiary of the Company, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 payable in cash, (ii) 2,333,334 shares of common stock of Creative Realities (valued based on an issuance price of $2 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below).

The Company may exercise an extension option (the “Extension Option”) to extend the Guarantee Date by six (6) months, from February 17, 2025 to August 17, 2025 if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) the Company provides written notice of its election to exercise the Extension Option no later than February 7, 2025. The “Extension Threshold Price” means the average closing price per share of Creative Realities Shares as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending February 2, 2025. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger (the “Closing”), the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,333 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, will be paid 25% on February 17, 2023 (the one-year anniversary of Closing) and 25% on February 17, 2024 (the two-year anniversary of the Closing). The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on February 17, 2023 (the one-year anniversary of Closing) and the remaining 25% of the value of such shares will be issued on February 17, 2024 (the two-year anniversary of the Closing). The shares issued on the Closing were valued at $2.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighted average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

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

The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate at the time of issuance of the Secured Promissory Note) and requires the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the former Reflect stockholders’ indemnification obligations until released on February 17, 2023 (the one-year anniversary of the closing of the Merger), at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the former Reflect stockholders. The obligations of the Company and Reflect set forth in the Secured Promissory Note are secured by a first-lien security interest in various contracts of Reflect, together with all accounts arising under such contracts, supporting obligations related to the accounts arising under such contracts, all related books and records, and products and proceeds of the foregoing. Slipstream subordinated its security interest in such collateral, and the recourse for any breach of the Secured Promissory Note by the Company or Reflect will be against such collateral.

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,334	(2)
Common stock issued to Reflect stockholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Earnout liability	10,862	(6)
Total consideration	36,360
Vendor deposit with the Company	(818	)(7)
Cash acquired	(812	)(8)
Net consideration transferred	$34,730

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund the Retention Bonus Plan per Merger Agreement.

(5)	The Secured Promissory Note accrues interest at 0.59% (the applicable federal rate at the time of issuance of the Secured Promissory Note) and requires the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023.

(6)	Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after February 17, 2025 (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement. During the nine months ended September 30, 2022, the Company’s third party specialist completed valuation of this contingent liability as of the opening balance sheet date, resulting in a measurement period adjustment recorded to increase goodwill and the contingent liability as of February 17, 2022 by $5,262.

(7)	Prior to the Merger, Reflect had engaged the Company on a project and paid the Company a deposit of $818. These amounts reduced consideration paid by the Company in accordance with ASC 805.

(8)	Represents the Reflect cash balance acquired at Closing.

The Company incurred $16 and $444 of direct transaction costs related to the Reflect Merger for the three and nine months ended September 30, 2022, respectively. These costs are included in deal and transaction expense in the accompanying Condensed Consolidated Statement of Operations.

The Company accounted for the Merger using the acquisition method of accounting. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of February 17, 2022. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation, inclusive of measurement period adjustments recorded by the Company during the nine months ended September 30, 2022, are as follows:

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

The Company engaged a third party valuation specialist to assist in the identification and calculation of the fair value of those separately identifiable intangible assets and recorded those assets based on an initial draft valuation report. The Company remains in process of reviewing the valuation report and finalizing its opening balance sheet accounting.

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

(in thousands, except earnings per common share)	2021
Net sales	$30,680
Net income	$799
Earnings per common share	$0.06

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

Reflect Systems, Inc. (in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net sales	$2,966	$8,392
Net income/(loss)	$947	$825

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

NOTE 7: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2022	2021
Supplemental Cash Flow Information
Investing activities not yet paid in cash:
Capitalized software in accounts payable	$998	$-
Cash paid during the period for:
Interest	$835	$-
Income taxes, net	$19	$23

NOTE 8: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	$4,162	$4,635	$3,652
Purchased and developed software	4,415	3,199	3,488	2,713
In-Process internally developed software platform	3,600	-	824	-
Customer relationships	15,000	2,525	3,960	1,692
Non-compete	30	10	-	-
Trademarks and trade names	1,600	760	640	640
	34,410	10,656	13,547	8,697
Accumulated amortization	10,656		8,697
Net book value of amortizable intangible assets	$23,754		$4,850

On February 17, 2022, the Company added intangible assets as a result of accounting for the Merger in accordance with ASC 805 Business Combinations, as outlined in Note 5 Business Combinations.

For the three months ended September 30, 2022 and 2021, amortization of intangible assets charged to operations was $848 and $139, respectively. For the nine months ended September 30, 2022 and 2021 amortization of intangible assets charged to operations was $1,959 and $418, respectively.

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

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit. Fair value of the reporting unit was estimated using both (1) a market approach, leveraging recent industry merger and acquisition activity as well as comparable public company information, and (2) a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the current and preceding three years, further informed by known backlog and customer acquisitions. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2022.

The Company recognizes that any changes in our actual fourth quarter 2022 or projected 2023 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

While our overall business performance has been consistent with our expectations, both before and after the acquisition of Reflect, we believe a significant portion of the decline in our market price relates primarily to several macroeconomic factors including: (1) market wide recessionary fears, (2) rapid inflation fears, which often have an outsized, direct negative impact on the share price of high-growth companies with limited or negative cash flow from operations, (3) a lack of comprehension by the markets of the recent Merger with Reflect and related financing transaction, and (4) the sale of over 7,000,000 shares of our common stock into the market by a new investor, resulting in significant negative volume and price pressure on the stock unrelated to the Company fundamentals. We do not believe these factors are consistent with or reflective of the underlying value of the business, and there were no other indicators of potential impairment as of September 30, 2022. Should our market price remain at this level for an extended period of time, however there could be potential future impairment.

Based on the relatively recent decline in our share price and market capitalization, along with improving Company fundamentals following our Merger with Reflect and a share price that was substantially higher upon announcing that Merger mere months ago, we believe our implied fair value continues to exceed our total carrying value. There were no other indications of impairment as of September 30, 2022.

NOTE 9: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of September 30, 2022
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	2,500,000	8.0% interest(1)
B	2/17/2022	1,777	2/17/2023	-	0.59% interest(2)
C	2/17/2022	7,185	2/15/2025	2,694,495	10.0% interest(3)
	Total debt, gross	18,962		5,194,495
	Debt discount	(3,433)
	Total debt, net	$15,529
	Less current maturities	(2,176)
	Long term debt	$13,353

As of December 31, 2021
Debt Type	Issuance Date	Principal	Maturity Date	Warrants	Interest Rate Information
D	8/17/2016	$4,767	2/17/2025	588,236	8.0% interest(4)
E	12/30/2019	2,418	2/17/2025	-	10.0% interest(4)
	Total debt, gross	7,185		588,236
	Fair value (B)	(166)
	Total debt, gross	$7,019
	Debt discount	(144)
	Total debt, net	$6,875
	Less current maturities	-
	Long term debt	$6,875

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

On January 11, 2021, the Company received a notice from Old National Bank that the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the nine months ended September 30, 2021.

Secured Promissory Note

On February 17, 2022, in connection with the closing of the Merger, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% per annum (the applicable federal rate on the date of issuance of the Secured Promissory Note) and requires the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on February 17, 2023 (the one-year anniversary of the closing of the Merger), at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The Secured Promissory Note is secured by a first-lien security interest in certain contracts of Reflect, including obligations arising out of those certain contracts.. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their debt facilities with Slipstream Communications, LLC (“Slipstream”), pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect Systems, Inc. (“Reflect”), which became a wholly owned subsidiary of the Company as a result of the closing of the Merger on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

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

In connection with the Acquisition Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 5,194,495 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $2.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $363 and $904 during the three and nine months ended September 30, 2022, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

Effective June 30, 2022, the Company amended the terms of the Lender Warrant to remove the holder’s option to exercise such warrant on a cashless basis utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and remove the condition to exercising such warrant that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Lender Warrant also extend the term of such warrants for an additional one year, such that the Lender Warrant will expire on February 17, 2028. The foregoing amendments to the Lender Warrant such warrants to be accounted for as equity instruments on the Company’s financial statements.

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

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018, we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bore no interest. Upon entry into an amendment to the Loan and Security Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance within the Statement of Shareholders Equity during the nine months ended September 30, 2021.

Term Loan (2022)

On October 31, 2022, the Borrowers and Slipstream amended the Credit Agreement to provide the Borrowers with a $2,000 term loan, the net proceeds of which are being used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer.

The term loan has an annual interest rate of 12.5% and matures on September 1, 2023. Commencing on February 1, 2023, the Borrowers will make monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the term loan through the maturity date.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Litigation

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of the Company’s wholly owned subsidiary, Allure Global Solutions, Inc. (“Allure”) for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. Due to delays on account of the COVID-19 pandemic, this case remains in the early stages of litigation, and, as a result, the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible recovery, or range of recovery, if any.

On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. The suits filed by and against Allure have been adjoined in the Jefferson Circuit Court, Kentucky in January 2020. An attempt to mediate the litigation is in process as of the filing date of this Report.

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

Settlement of obligations

There were no individually material settlements during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, (ii) the Company settled repayment obligations tied to an Amended and Restated Seller Note (the “Seller Note”) and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, and (iii) the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256.

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

As of September 30, 2022, we reported tax liability of $0. As of September 30, 2022, the net deferred tax assets totaled $0 after valuation allowance, consistent with December 31, 2021.

NOTE 12: WARRANTS

A summary of outstanding warrants is included below:

	Warrants (Equity)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance December 31, 2021	4,103,211	$4.48	1.73
Warrants issued	5,851,505	1.535	5.00
Warrants exercised	(5,851,505)	1.535	4.86
Warrants expired	(196,079)	3.48	-
Warrants reclassified	13,761,000	1.63	4.36
Balance September 30, 2022	17,668,132	$2.20	3.62

	Warrants (Liability)
	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance December 31, 2021	-	$-	-
Warrants issued	13,761,000	1.63	5.00
Warrants expired	-	-	-
Warrants reclassified	(13,761,000)	1.63	(5.00)
Balance September 30, 2022	-	$-	-

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 1,315,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 1,315,000 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 5,851,505 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 5,851,505 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.535, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $1.5349, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the three months ended March 31, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expired five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrant and concluded they did not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrant included provisions which could result in a different settlement value for the Common Stock Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $1.0927 per warrant. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.4019 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $4,951 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022, respectively.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream 5,194,495 warrants with an exercise price of $2.00 per share, which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The Lender Warrant expired five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Lender Warrant included provisions that could result in a different settlement value for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $0.8129 per warrant. In recording the warrant liability, the Company recorded an increase in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition and Consolidation Term Loans. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $0.3699 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $2,302 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022, respectively.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 1,400,000 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.125 per share. The exercise price of the Purchaser Warrant is $1.41 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expired five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant included provisions which could result in a different settlement value for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $0.8656 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,211. At June 30, 2022, the Company reassessed the fair value of the Purchase Warrant via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrant was $0.4017 per warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrant of $650 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022, respectively.

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

As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of each of the Common Stock, Lender and Purchaser Warrants, resulting in the Company recording a loss on the fair value of these warrants of $345 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s financial statements as of June 30, 2022. As such, following recording the gains and losses with respect to these warrant amendments, the Company reclassified the warrant liability of $5,709 from noncurrent liabilities to additional paid-in-capital as of June 30, 2022. These amounts are reflected as additional paid-in-capital in the Condensed Consolidated Balance Sheet as of September 30, 2022.

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	-	-	$-	-	$-
$1.01 - $2.00	25,000	7.11	$1.88	16,667	$1.88
$2.01+	1,963,675	7.22	4.29	1,320,342	$3.81
	1,988,675	7.22	$3.34	1,337,009

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	-	-	$-	-	$-
$1.01 - $2.00	-	-	$-	-	$-
$2.01+	720,000	7.67	2.53	240,000	$2.53
	720,000	7.67	$2.53	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	1,900,000	2.39	$1.00	-	$-
$1.01 - $2.00	-	-	$-	-	$-
$2.01+	-	-	-	-	$-
	1,900,000	2.39	$1.00	-

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2021	-	-	2,068,809	$3.48	800,000	$2.53
Granted	1,900,000	1.00	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	(80,134)	2.79	(80,000)	2.53
Balance, September 30, 2022	1,900,000	1.00	1,988,675	3.34	720,000	$2.53

The weighted average remaining contractual life for options exercisable is 7.0 years as of September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Company deemed it probable that the Company would achieve the EBITDA target for calendar year 2022 and recorded compensation expense in the Condensed Consolidated Statement of Operations with respect to these awards of $225 and $624, respectively, net of a benefit of $50 recorded for forfeiture of awards for the nine months ended September 30, 2022. The remaining awards have not yet vested and are subject to actual results for the full calendar year 2022. Should this target not be achieved, amounts recorded as expense in the Condensed Consolidated Statement of Operations would be reversed.

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

The exercise price of the New Options is $1.00 per share, which exceeds the closing price of the Company’s common stock on the date of issuance. The New Options are issued from the Company’s 2014 Stock Incentive Plan, as amended. An additional 300,000 options with identical market vesting restrictions were issued to non-executives during the nine months ended September 30, 2022.

The fair value of the options on the grant date varied between $0.21 and $0.37 per award as determined using the Monte Carlo model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	3.30%
Expected term	2.68 years
Expected price volatility	123.53%
Dividend yield	0%

At September 30, 2022, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the three and nine months ended September 30, 2022 the Company recorded $3 and $4 of compensation expense, respectively. These awards have not yet vested and are subject to actual share price performance through February 2025. Should any target not be achieved, any amounts recorded as expense in the Condensed Consolidated Statement of Operations related to that tranche would be reversed.

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

Employee Awards

Compensation expense recognized for the issuance of stock options, inclusive of stock options subject to both performance and market conditions for vesting, for the three and nine months ended September 30, 2022 of $538 and $1,487, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options, inclusive of stock options subject to both performance and market conditions for vesting, for the three and nine months ended September 30, 2021 of $331 and $1,177, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Amounts recorded include stock compensation expense for awards granted to directors of the Company in exchange for services at fair value.

As of September 30, 2022, there was approximately $685, $477, and $225 of total unrecognized compensation expense related to unvested share-based employee awards with time vesting, market, and performance vesting criteria, respectively. As of September 30, 2021, there was approximately $1,609 and $1,078 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided.

During the three and nine months ended September 30, 2022, the Company issued or accrued shares issuable in exchange for services in the amount of $30 and $100, respectively. During the three and nine months ended September 30, 2021, the Company issued or accrued shares issuable in exchange for services in the amount of $30 and $70, respectively.

NOTE 14: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two (2) and two (2) customers that in the aggregate accounted for 27.5% and 41.1% of accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

We had two (2) and two (2) customer that accounted for 36.1% and 45.9% of revenue for the three months ended September 30, 2022, and 2021, respectively. We had three (3) and two (2) customer that accounted for 49.2% and 40.1% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

Significant Vendors

We had two (2) and three (3) vendors that accounted for 46.2% and 69.1% of outstanding accounts payable at September 30, 2022 and December 31, 2021, respectively.

NOTE 15: LEASES

We have entered into various non-cancelable operating lease agreements for certain of our offices and office equipment. Our leases have original lease periods expiring between 2022 and 2027. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs, lease term and discount rate are as follows:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Finance lease cost
Amortization of right-of-use assets	$-	$4
Interest	-	-
Operating lease cost	256	236
Total lease cost	$256	$240

Weighted Average Remaining Lease Term
Operating leases	3.3 years	3.1 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

(in thousands)	Operating Leases
The remainder of 2022	$184
2023	756
2024	459
2025	456
Thereafter	198
Total undiscounted cash flows	2,053
Less imputed interest	$(217)
Present value of lease liabilities	$1,836

Supplemental cash flow information related to leases are as follows:

(in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$256	$184
Operating cash flows from finance leases	-	4
Financing cash flows from finance leases	-	(4)

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

Recent Developments

Please see Note 5 Business Combinations, Note 9 Loans Payable, Note 12 Warrants, and Note 13 Stock-based Compensation to the Company’s Condensed Consolidated Financial Statements contained in this Report for a description of recent developments of the Company that occurred during, and subsequent to, the three and nine months ended September 30, 2022.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months ended September 30,		Change
	2022	2021	$	%
Sales	$11,180	$4,753	$6,427	135%
Cost of sales	6,666	2,406	4,260	177%
Gross profit	4,514	2,347	2,167	92%
Sales and marketing expenses	718	330	388	118%
Research and development expenses	238	226	12	5%
General and administrative expenses	2,847	1,848	999	54%
Depreciation and amortization expense	885	347	538	155%
Deal and transaction expense	110	-	110	100%
Total operating expenses	4,798	2,751	2,047	74%
Operating loss	(284)	(404)	120	-30%
Other income/(expenses):
Interest expense	(757)	(186)	(571)	307%
Gain on settlement of debt	37	256	(219)	-86%
Change in fair value of equity guarantee	442	-	442	100%
Other income/(expense)	(2)	(8)	6	-75%
Total other income/(expense)	(280)	62	(342)	-552%
Net (loss) before income taxes	(564)	(342)	(222)	65%
Benefit/(provision) for income taxes	10	(1)	11	-1,100%
Net loss	$(554)	$(343)	(211)	62%

Sales

Sales were $11,180, representing an increase of $6,427, or 135%, as compared to the same period in 2021, driven in part by the acquisition of Reflect via the Merger on February 17, 2022, and the Company’s successful sales activities as a combined company post-Merger. While the addition of Reflect revenue is contributing to the growth in revenue, the combined company grew revenues approximately $3,463, or 45%, organically during the three months ended September 30, 2022, as compared to the pro forma combined results during the three months ended September 30, 2021.

Hardware revenues were $5,015 in 2022, an increase of $2,800, or 126%, as compared to the prior year, driven by continued large scale LED deployments continued in the quarter by multiple customers. Services and other revenues were $6,165 in the three months ended September 30, 2022, an increase of $3,627, or 143%, with the inclusion of Reflect’s operations in the Company’s consolidated results for such period. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $3,900 in the three months ended September 30, 2022 as compared to $1,444 in the same period in 2021, driven by the addition of Reflect’s SaaS subscription revenue in the current year. This represents a year-over-year growth rate of 170% in our higher margin, typically subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $2,167, or 92% during the three months ended September 30, 2022 as compared to the same period in 2021 driven by an increase in revenue but offset by a reduction in gross profit margin. Gross profit margin decreased to 40.4% from 49.4% driven by less favorable revenue mix during the three months ended September 30, 2022 related to several material customer hardware rollouts during the year that had a lower gross profit margin than our software services. We expect this contraction in gross profit margin to be less severe as we move beyond 2022. We believe the gross profit margin for the three months ended September 30, 2021 to be more representative of our normalized, long-term gross profit margins.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $388, or 118%, driven primarily by (i) the acquisition of Reflect via the Merger on February 17, 2022, and (ii) the Company’s enhanced investments into sales and marketing activities post-COVID-19 pandemic. Immediately following the Merger, the Company integrated the sales and marketing functions and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were undercapitalized historically by the Company. Additionally, the Company engaged an investor relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company for the three months ended September 30, 2022 to adequately reflect the pace for spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development increased by $12, or 5%, in the three months ended September 30, 2022 as compared to the same period in 2021. The prior year included a benefit of $49 related ERC, resulting in a net reduction in research and development expenses year over year for the three months ended September 30, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. The Company’s gross spending on research and development activities has increased in the current year as a result, however, the capitalized portion of those activities has also increased specifically related to the increased investment into development and enhancement of specific products, features, and functionality associated with our customer acquisition strategy in key vertical markets. We expect an elevated level of expense throughout the remainder of 2022 and 2023 as we develop our current and future product set.

General and Administrative Expenses

General and administrative expenses increased $999, or 54%, driven primarily by (i) the inclusion in the prior year of a benefit of $186 related to ERC, and (ii) increased headcount and operations as a result of the acquisition of Reflect via the Merger on February 17, 2022. While the Company anticipates carrying higher general and administrative expenses moving forward as a result of the acquisition and subsequent expansion in organic revenues, the Company continues to execute integration activities (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022 and into 2023. The Company also reinstituted its 401k matching program for employees in the fourth quarter of 2021, which represents an increase of $52 versus the prior year, and launched several investor relations initiatives, increasing spend $81 in the three months ended September 30, 2022 versus the prior year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $538, or 155%, in the three months ended September 30, 2022 compared to the same period in 2021. This was driven by the addition of $17,160 in amortizing intangible assets as a result of the Merger.

Interest Expense

See Note 9 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in Fair Value of Equity Guarantee

The Company has contingent consideration arrangements related to certain acquisitions to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. Such contingent consideration arrangements are recorded at fair value and are classified as liabilities on the acquisition date and are remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model. The change in the period represents the mark-to-market adjustment as of the balance sheet date.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Nine Months Ended September 30,		Change
	2022	2021	$	%
Sales	$32,860	$13,034	$19,826	152%
Cost of sales	19,792	6,578	13,214	201%
Gross profit	13,068	6,456	6,612	102%
Sales and marketing expenses	2,572	834	1,738	208%
Research and development expenses	897	455	442	97%
General and administrative expenses	8,105	5,623	2,482	44%
Bad debt (recovery)/expense	164	(463)	627	-135%
Depreciation and amortization expense	2,060	1,035	1,025	99%
Deal and transaction expenses	538	-	538	100%
Total operating expenses	14,336	7,484	6,852	92%
Operating loss	(1,268)	(1,028)	(240)	23%
Other income/(expenses):
Interest expense	(1,956)	(617)	(1,339)	217%
Change in fair value of warrant liability	7,902	-	7,902	100%
Change in fair value of equity guarantee	369	-	369	100%
Change in fair value of Convertible Loan	-	166	(166)	100%
Loss on debt waiver consent	(345)	-	(345)	-100%
Loss on warrant amendment	(1,212)	-	(1,212)	-100%
Gain/(loss) on settlement of debt	(237)	3,449	(3,686)	-107%
Other income/(expense)	3	(7)	10	-143%
Total other income	4,524	2,991	1,533	51%
Net income before income taxes	3,256	1,963	1,293	66%
Provision from income taxes	(46)	(9)	(37)	411%
Net income	$3,210	$1,954	1,256	64%

Sales

Sales were $32,860, representing an increase of $19,826, or 152%, as compared to the same period in 2021 driven in part by the acquisition of Reflect via the Merger on February 17, 2022, and the Company’s successful sales activities as a combined company post-Merger. While the addition of Reflect revenue is contributing to the growth in revenue, the combined company has grown revenues approximately $11,435, or 53%, organically during the nine months ended September 30, 2022, as compared to the pro forma combined results during the nine months ended September 30, 2021.

Hardware revenues were $17,141 in 2022, an increase of $10,814, or 171%, as compared to the prior year, driven by large scale LED deployments by multiple customers. Services and other revenues were $15,719 in the nine months ended September 30, 2022, an increase of $9,012, or 134%, with the inclusion of Reflect’s operations in the Company’s consolidated results for such period. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $10,435 in the nine months ended September 30, 2022 as compared to $4,174 in the same period in 2021, driven by the addition of Reflect’s SaaS subscription revenue in the current year. This represents a year-over-year growth rate of 150% in our higher margin, typically subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $6,612, or 102% during the nine months ended September 30, 2022 as compared to the same period in 2021 driven by an increase in revenue but offset by a reduction in gross profit margin. Gross profit margin decreased to 39.8% from 49.5% driven by revenue mix during the three months ended September 30, 2022 related to several material customer hardware rollouts active during the first half of the year that had a lower gross profit margin than our software services. We expect this contraction in gross profit margin to be less severe as we move beyond 2022.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $1,738, or 208%, driven primarily by (i) the inclusion in the prior year of a benefit of $232 related Employee Retention Credits (“ERC”) related to the retention and payment of salaries to sales personnel throughout 2020 and the six months ended June 30, 2021, (ii) the acquisition of Reflect via the Merger on February 17, 2022, and (iii) the Company’s enhanced investments into sales and marketing activities post-COVID-19 pandemic. Immediately following the Merger, the Company integrated the sales and marketing functions and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were undercapitalized historically by the Company. Additionally, the Company engaged an investor relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company for the nine months ended September 30, 2022 to adequately reflect the pace for spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development increased by $442, or 97%, in the nine months ended September 30, 2022 as compared to the same period in 2021, driven primarily by (i) the inclusion in the prior year of a benefit of $196 related ERC, and (ii) the acquisition of Reflect via the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. We expect this elevated level of expense during the nine months ended September 30, 2022 to continue into the future as we develop our current and future product set.

General and Administrative Expenses

General and administrative expenses – excluding bad debt expense – increased $2,482, or 44%, driven primarily by (i) the inclusion in the prior year of a benefit of $694 related ERC, and (ii) increased headcount and operations as a result of the acquisition of Reflect on February 17, 2022. While the Company anticipates carrying higher G&A expenses moving forward as a result of the acquisition and subsequent expansion in organic revenues, the Company continues to execute integration activities (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022 and into 2023. The Company also reinstituted its 401k matching program for employees in the fourth quarter of 2021, which represents an increase of $120 versus the prior year, and launched several investor relations initiatives, increasing spend $300 for the nine months ended September 30, 2022 versus the prior year.

Bad Debt

Expenses related to the Company’s allowance for bad debts increased by $627, or (135%) for the nine months ended September 30, 2022 compared to 2021. This increase was primarily driven by a prior period cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve. The bad debt expense recorded for the nine months ended September 30, 2022 is representative of the Company’s actual history with uncollectable accounts receivable.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1,025, or 99%, in 2022 compared to 2021. This was driven by the addition of $17,160 in amortizing intangible assets as a result of the Merger.

Interest Expense; Change in fair value of Convertible Loan

See Note 9 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

As of September 30, 2021, we updated our fair value analysis of the Convertible Loan, resulting in recognition of a $166 during the nine months ended September 30, 2021.

Changes in Fair Value of Warrant Liability

During the nine months ended September 30, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation and were subsequently re-assessed at March 31, 2022 and June 30, 2022, resulting in the gain.

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

Loss on Debt Waiver

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

Loss on Warrant Amendment

Effective June 30, 2022, the Company amended the terms of the Common Stock Warrant (7,166,505 warrants), Lender Warrant (5,194,495 warrants) and Purchaser Warrant (1,400,000 warrants). The amendments to such warrants removed the holder’s option to determine the value of such warrants utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which had already been obtained). The amendments to the warrants also extended the term of such warrants for an additional one year, such that the Common Stock Warrant will expire on February 3, 2028, and the Lender Warrant and Purchaser Warrant will expire on February 17, 2028. As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of each of the Common Stock, Lender and Purchaser Warrants, resulting in the Company recording a loss on the fair value of these warrants of $345.

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

On January 11, 2021, the Company received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the nine months ended September 30, 2021.

On May 13, 2021, the Company and seller of Allure (“Seller”) entered into a settlement agreement wherein neither party admitted liability, and the Company agreed to pay, and Seller agreed to accept, $100 as settlement in full for the outstanding balance of principal and accrued interest under the Seller Note and a mutual release of all claims related to the Seller Note and Allure sale transaction under the Purchase Agreement and all related agreements.

As a result of this settlement, the full principal amount of the Seller Note and the accrued interest have been eliminated, resulting in a gain in the Condensed Consolidated Financial statements of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during the nine months ended September 30, 2021.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
Quarters ended	September 30 2022	June 30 2022	March 31 2022	December 31 2021	September 30 2021
GAAP net income (loss)	$(554)	$1,262	$2,502	$(1,722)	$(343)
Interest expense:
Amortization of debt discount	363	360	181	29	29
Other interest, net	394	390	268	160	158
Depreciation/amortization:
Amortization of intangible assets	848	431	680	302	320
Amortization of employee share-based awards	456	316	469	324	329
Depreciation of property, equipment	37	37	27	27	27
Income tax expense/(benefit)	(10)	53	3	13	1
EBITDA	$1,534	2,849	4,130	(867)	$521
Adjustments
(Gain)/loss on fair value of warrant liability	-	(2,433)	(5,469)	-	-
(Gain)/loss on settlement of obligations	(37)	(21)	295	-	(256)
(Gain)/loss on debt waiver consent	-	-	1,212	-	-
(Gain)/loss on warrant amendment	-	345	-	-	-
(Gain)/loss on fair value of equity guarantee	(442)	73	-	-	-
Deal and transaction expenses	110	37	391	518	-
Other income	2	1	(6)	-	-
Stock-based compensation – Director grants	82	82	82	318	27
Adjusted EBITDA	$1,249	933	635	(31)	$292

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash used in operating activities were $1,050 for the nine months ended September 30, 2022 compared to $367 for the same period in 2021. We produced net income of $3,210. Following the Merger, our business has significantly expanded, particularly with respect to managed services revenue. Other than net income, cash provided by operating activities was driven by growth of $1,019 of deferred revenue and $533 of accrued expenses, combined with a reduction in prepaid assets of $682, partially offset by an expansion of accounts receivable and inventory of $2,835 and $1,032, respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $20,268 compared to $432 during the same period in 2021. The use of cash in the current year was driven by (1) completion of the Merger and (2) continued investments in our software platforms. We currently do not have any material commitments for capital expenditures as of September 30, 2022; however, we anticipate continued elevated capital expenditures in excess of historical trends through second quarter of 2023 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $19,254 compared to $1,745 for the same period in 2021. The increase is the result of the Company’s completion of the Equity Financing and the Debt Financing (each as described in Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements) in the period to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively, reduced by $723 as a result of repayments of principal on the Seller Note.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2022, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 10, 2021 and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 31, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) amended their Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with their lender, Slipstream Communications, LLC (“Slipstream”). The amendment provides the Borrowers with a $2 million term loan, the net proceeds of which are being used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer by as much as $5 million annually beginning as early as January 2024.

The term loan has an annual interest rate of 12.5% and matures on September 1, 2023. Commencing on February 1, 2023, the Borrowers will make monthly installment payments of approximately $270,000 until the maturity date, consisting of principal and interest sufficient to fully amortize the term loan through the maturity date.

The foregoing descriptions of the amendment and term loan are not complete descriptions thereof and are qualified in their entireties by reference to the full text of the First Amendment to Second Amended and Restated Loan and Security Agreement and Term Note (2022) filed as Exhibits 10.4 and 10.5 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Lender Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

10.2	Investor Warrant dated June 30, 2022 (7,166,505 shares) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

10.3	Investor Warrant dated June 30, 2022 (1,400,000 shares) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

10.4	First Amendment to Second Amended and Restated Loan and Security Agreement*

10.5	Term Note (2022)*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 14, 2022	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer