Form 10-K
period 2022-12-31
CREATIVE REALITIES, INC.
filed 2023-03-30
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,263,727 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 29, 2023, the registrant had 7,394,407 shares of common stock outstanding.

TABLE  OF CONTENTS

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

●

Because we do not have long-term binding purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

●	Our continued growth and financial performance could be adversely affected by the loss of several key customers.

●

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, operating results and financial condition.

●

It is common for our current and prospective customers to take a long time to evaluate our products, most especially during economic downturns that affect our customers’ businesses, as we saw during the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

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

●	Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

●	We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.

●	Our business operations are susceptible to interruptions caused by events beyond our control.

●	Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.

Risks Related to our Securities and our Company

●

Our largest shareholder and senior lender possesses significant voting power with respect to our common stock and has proposed a transaction to purchase all of our common stock that is not beneficially owned by such shareholder and its affiliates.

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

●	The impact of our 1-for-3 reverse stock split on the future market price of our common stock, and our ability to maintain the listing of our common stock on Nasdaq, is uncertain.

●	Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

●	There may not be an active market for shares of our common stock.

General Risk Factors

●	Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

●	Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

●	General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

EXPLANATORY NOTE

(All currency is rounded to the nearest thousand, except share and per share amounts. On March 27, 2023, the Company effectuated a l-for-3 reverse stock split of its outstanding common stock. This Annual Report on Form 10-K, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share.)

PART I

ITEM 1 BUSINESS

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

We believe that the adoption and evolution of our digital signage technology solutions will increase substantially in years to come in the industries in which we currently focus and in others; however it has been delayed in recent years. First, our current and potential customer base reduced capital expenditures as a result of the COVID-19 pandemic, including capital expenditures that we believe would have been used to implement digital technology solutions. The costs of hardware configurations and software media players used to process and display content have also increased recently. Throughout 2021, we faced significant supply chain challenges which limited the availability of each of these components to our sold solutions and expect the availability of those products to continue to face supply constraints at least through the first half of 2022. Nevertheless, we believe that the costs of such hardware will decrease over time as it has done so historically, and will do so at an accelerating rate. Flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another key component of our business strategy, given the evolving dynamics of the industry in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration, and financing of acquisitions. We believe that the COVID-19 pandemic has adversely affected our smaller competitors, and as a result, there may exist acquisition opportunities in the future. We also believe that, based on the foregoing, we can successfully serve as a consolidator of multiple business and technology platforms serving similar markets. As part of our acquisition strategy, we acquired Allure in 2018, and Reflect in February 2022.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically, seek to acquire and integrate other companies in our target markets, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities.

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

Effect of Supply Chain Constraints

A key component of our business includes the sale of digital media players and digital displays supplied by third parties, each of which require semiconductors to complete the manufacturing process. Throughout 2021 and the first half of 2022, we experienced disruptions and delays related to fulfillment of inventory purchases from vendors, which represent the key components to our digital signage solutions, because of a global shortage of semiconductor chips. In instances in which inventory was available, we experienced delays in transportation of these goods from manufacturers to the Company, and in delivery of our solutions to our customers.

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

Major Customers

We had three (3) and two (2) customers that accounted for 44.0% and 41.1% of revenue for the years ended December 31, 2022 and 2021, respectively.

We had three (3) and two (2) customers that in the aggregate accounted for 49.2% and 56.6% of accounts receivable as of December 31, 2022 and December 31, 2021, respectively.

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

Human Capital

We have a workforce comprised of approximately 120 employees as of March 29, 2023, We do not have any employees that operate under collective-bargaining agreements.

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800. We have additional offices in the Dallas, TX, Atlanta, GA, and Windsor, Ontario (Canada) metro areas.

Corporate Organization

We originally incorporated and organized as a Minnesota corporation under the name “Wireless Ronin Technologies, Inc.” in March 2003 and focused on our expertise in digital media marketing solutions, including digital signage, interactive kiosks, mobile, social media and web-based media solutions. We acquired the interactive marketing technology business that we currently operate in a 2014 merger with Creative Realities, LLC. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the systems integration and marketing technology business of ConeXus World Global, LLC. On November 20, 2018, we acquired Allure Global Solutions, Inc., an enterprise software development company. On February 17, 2022, we acquired Reflect Systems, Inc.

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

We have incurred historical net losses, and we have had negative cash flows from operations. While we have been able to achieve profitability in 2021 and 2022, it is uncertain whether we will be able to sustain or increase our profitability in successive periods.

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

●	integration of operations, personnel and technology from our acquisitions, including our acquisition of Reflect Systems, Inc.

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

The net proceeds from the forgoing financings were used to pay the cash portion of the merger consideration payable to former stockholders of Reflect in connection with our acquisition of Reflect in February 2022. As a result, we may be required to raise additional funding through public or private financings, including equity financings, through 2022 and beyond. We have an “at-the-market” offering in place, pursuant to which we may direct Roth Capital Partners, our sale agent, to sell shares of our common stock to investors in the market, subject to the terms and conditions of a sales agreement. These sales will dilute the percentages of ownership interest of then-current holders of our capital stock and may dilute our book value per share. Any additional equity financings may also be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

As of March 29, 2023, our largest shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 93% of our outstanding debt instruments, including three term loans, and has beneficial ownership of approximately 38% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties). Slipstream has also provided us with a continued support letter through March 31, 2024. If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses; no single business dominates or provides integrated solutions and product offerings incorporating much of the available industry technology. Accordingly, we believe that substantial consolidation may occur in our industry in the near future. We believe that our prior acquisitions of Allure and Reflect illustrate acquisition opportunities that exist in our industry. If we do not play a positive role in that consolidation, either as a leader or as a participant whose capability is merged in a larger entity, we may be left out of this process, with product offerings of limited value compared with those of our competitors. Moreover, even if we lead the consolidation process, we may incur unknown liabilities in such consolidations, fail to fully integrate the operations, personnel or technology from such consolidations, and the market may not validate the decisions we make in that process.

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

We had three (3) and two (2) customers that accounted for 44.0% and 41.1% of revenue for the years ended December 31, 2022 and 2021, respectively.

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

It is common for our current and prospective customers to take a long time to evaluate our products, most especially during economic downturns that affect our customers’ businesses, as we saw during the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

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

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Rick Mills, our Chief Executive Officer;

●	Will Logan, our Chief Financial Officer; and

●	Lee Summers, our President of Media.

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

Our business operations are susceptible to interruptions caused by events beyond our control. For example, the COVID-19 pandemic resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures caused business slowdowns and shutdowns in certain affected areas, both regionally and worldwide, which significantly adversely impacted our business and results of operations. We are vulnerable to the following potential problems when events beyond our control arise, including, among others:

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

●

failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability;

●	delays in product development or releases, or reductions in manufacturing production and sales of consumer hardware, as a result of inventory shortages, supply chain or labor shortages;

●	significant volatility and disruption of global financial markets, which could negatively impact our ability to access capital in the future;

●

our inability to recognize revenue, collect payment, or generate future revenue from customers, including from those that have been or may be forced to close their businesses or are otherwise impacted by any resulting economic downturn;

●	negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely

●	illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business; and

●	increased volatility and uncertainty in the financial projections we use as the basis for estimate used in our financial statements.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.

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

RISKS RELATED TO OUR SECURITIES AND OUR COMPANY

Our largest shareholder and senior lender possesses significant voting power with respect to our common stock and has proposed a transaction to purchase all of our common stock that is not beneficially owned by such shareholder and its affiliates.

As of March 29, 2023, our largest shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 93% of our outstanding debt instruments, including three term loans, and has beneficial ownership of approximately 38% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties). Slipstream has also provided us with a continued support letter through March 31, 2024.

On February 2, 2023, we received an unsolicited proposal from Pegasus Capital Advisors, L.P., on behalf of itself and certain of its affiliates, including Slipstream (collectively, “Pegasus”), to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for a purchase price of $0.83 per share in cash (or, as a result of our recent reverse stock split $2.49 per share). Pegasus is the beneficial owner of our common stock owned of record by Slipstream. The Special Committee of the Company’s Board of Directors (the “Special Committee”) has concluded that such proposal undervalues the Company based on the Special Committee’s views of the intrinsic value of the Company’s existing business and current and future prospects, and is not in the best interests of the Company’s existing shareholders. Consequently, the Special Committee has advised Pegasus that it has rejected the proposal.

Pegasus may or may not determine to revise its proposal. The Special Committee remains available to evaluate and respond to a revised proposal by Pegasus. There can be no assurance that any revised proposal or definitive offer will be made or accepted, that any agreement will be executed, or that any transaction will be consummated.

Slipstream has significant influence on our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This stockholder position, especially in light of Pegasus' proposal, may discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated ownership will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 116,666,666 shares of capital stock, 50,000,000 of which is undesignated preferred stock. Pursuant to authority granted by our Articles of Incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided such designation is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

On April 14, 2022, the Company received a letter (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).  The Notice stated that the Company had 180 days, or until October 11, 2022, to demonstrate compliance by maintaining a minimum closing bid price of at least $1.00 for a minimum of 10 consecutive trading days.

On October 12, 2022, Nasdaq notified the Company that while the Company had not regained compliance with the Minimum Bid Price Requirement, it was eligible for an additional 180-day grace period, or until April 10, 2023, to regain compliance with the Minimum Bid Price Requirement. Nasdaq’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and on the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Effective March 27, 2023, we effectuated a one-for-three reverse stock split of the shares of the Company’s common stock seeking to regain compliance with the Minimum Bid Price Requirement. There is no guarantee that we will be successful in satisfying the Minimum Bid Price Requirement by April 10, 2023.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 10, 2023, Nasdaq will provide written notification to the Company that its common stock will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Hearings Panel (the “Panel”). The Company’s common stock would remain listed pending the Panel’s decision. There can be no assurance that if the Company does appeal such a delisting determination by Nasdaq to the Panel, that such appeal would be successful.

In the event our common stock is delisted from The Nasdaq Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called pink sheets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

The impact of our 1-for-3 reverse stock split on the future market price of our common stock, and our ability to maintain the listing of our common stock on Nasdaq, is uncertain.

On March 23, 2023, we filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a one-for-three reverse stock split of the shares of the Company’s common stock, par value $0.01 per share. The Company’s common stock began trading on a split-adjusted basis on March 27, 2023. In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 200,000,000 shares to 66,666,666 shares in proportion to the reverse stock split.

We cannot assure shareholders that the reverse stock split will sufficiently increase our stock price by April 10, 2023, the deadline for the Company to comply with the Minimum Bid Requirement. The effect of the reverse stock split on our stock price cannot be predicted with any certainty, and the history of reverse stock splits for us and other companies, is varied, particularly since some investors may view a reverse stock split negatively. It is possible that our stock price after a reverse stock split will not increase in the same proportion as the reduction in the number of shares outstanding, causing a reduction in our overall market capitalization. Further, our stock price may decline due to various factors, including our future performance and general industry, market and economic conditions. This percentage decline, as an absolute number and as a percentage of our overall market capitalization, may be greater than would occur in the absence of the reverse stock split. If we continue to fail to meet Nasdaq’s listing requirements, Nasdaq may suspend trading and commence delisting proceedings.

In addition, the reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs. The liquidity of our common stock may be negatively impacted by the reduced number of shares outstanding after the reverse stock split, which would be exacerbated if the stock price does not increase following the reverse stock split. In addition, the reverse stock split increased the number of stockholders owning “odd lots” of fewer than 100 shares, which generally means that trading our stock results in higher transaction costs. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity.

The implementation of the reverse stock split did not have an effect on the actual or intrinsic value of our business or a shareholder’s proportional ownership interest (subject to the treatment of fractional shares as a result of the reverse stock split). However, should the overall value of our common stock decline after the reverse stock split, then the actual or intrinsic value of shares held by shareholders will also proportionately decrease as a result of the overall decline in value.

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

GENERAL RISK FACTORS

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

In addition, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including another outbreak of COVID-19 or another respiratory illness. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, our ability to collect against existing trade receivables and our operating results. Specifically, such event may cause us, our customers or suppliers to temporarily suspend operations in the affected city or country, and customers may suspend or terminate capital improvements including in-store digital deployments or refresh projects, all of which may have a material adverse effect on our business.

ITEM 2 PROPERTIES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223. There, we have approximately 17,500 square-feet of office space, including approximately 6,500 square-feet of warehouse space, which we believe is sufficient for our projected near-term future growth. The lease was modified and extended during 2022 and the monthly lease amount is currently $27 and escalates 1% annually through the end of the lease term in December 2025.

We also lease office space of approximately 6,000 square feet to support our Canadian operations at a facility located at 4600 Rhodes Drives, Unit 3& 4, Windsor, Ontario under a lease that expires November 30, 2025 and with a monthly rental, inclusive of CAMS and related realty taxes, of $7 per month.

We also lease office space of approximately 4,500 square feet to support our Atlanta operations at a facility known as Northridge Center II and and having as its street address at 365 Northridge Road, Atlanta, GA 30350. This property lease began in March 2022 and expires in July 2027 with a monthly rental of $8, escalating 3% annually.

We also lease office space of approximately 15,350 square feet to support the Reflect operations at a facility located at 2221 Lakeside Blvd, Richardson, TX 75082 under a lease that expires March 2024 and with a monthly rental, inclusive of CAMS and related realty taxes, of $38 per month.

The corporate phone number is (502) 791-8800.

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

Shareholders

As of March 29, 2023, we had 395 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is set forth in Item 12 of Part III of this Annual Report, which is incorporated herein by reference.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following discussion should be read in conjunction with the financial statements and related for the years ended December 31, 2022 and 2021, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.

You should review the "Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary", and "Risk Factors" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

Our Sources of Revenue

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

Recent Developments

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a one-for-three stock split of the shares of the Company's common stock, par value $0.01 per share.

As a result of the reverse stock split, effective 12:01 am on March 27, 2023, every three shares of common stock then-issued and outstanding automatically combined into one share of common stock, with no change in par value per share.  No fractional shares were outstanding following the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share of common stock.  In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 200,000,000 shares to 66,666,666 shares in proportion to the reverse stock split.

Effective as of the same time as the reverse stock split, the number of shares of common stock available for issuance under the Company's equity compensation plans were reduced in proportion to the reverse stock split.  The reverse stock split also resulted in the number of shares of shares of common stock issuable upon exercise of outstanding warrants, or the exercise or vesting of equity awards, in proportion to the reverse stock split and caused a proportionate increase in exercise price or share-based performance criteria, where applicable.

Rejection of unsolicited offer

On February 2, 2023, we received an unsolicited proposal from Pegasus Capital Advisors, L.P., on behalf of itself and certain of its affiliates, including Slipstream (collectively, “Pegasus”), to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for a purchase price of $0.83 per share (or, as a result of our recent reverse stock split, $2.49 per share) in cash. Pegasus is the beneficial owner of our common stock owned of record by Slipstream. The Special Committee of the Company’s Board of Directors (the “Special Committee”) has concluded that such proposal undervalues the Company based on the Special Committee’s views of the intrinsic value of the Company’s existing business and current and future prospects, and is not in the best interests of the Company’s existing shareholders. Consequently, the Special Committee has advised Pegasus that it has rejected the proposal.

Pegasus may or may not determine to revise its proposal. The Special Committee remains available to evaluate and respond to a revised proposal by Pegasus. There can be no assurance that any revised proposal or definitive offer will be made or accepted, that any agreement will be executed, or that any transaction will be consummated.

Please see Note 8 Loans Payable, Note 10 Business Combinations, Note 12 Warrants, and Note 13 Stock-based Compensation to the Company’s Consolidated Financial Statements contained in this Report for a description of other recent developments of the Company that occurred during, and subsequent to, the year ended December 31, 2022.

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

No impairment was recorded as a result of our annual assessment completed as of September 30, 2022.  At December 31, 2022, we concluded the decline in our market value represented an interim indicator of potential impairment.  Based on a quantitative assessment of our fair value performed at December 31, 2022, using the same approach as our annual impairment performed at September 30, described above, we concluded that the carrying value of our goodwill did not exceed the reporting unit fair value.  There was no impairment during the year-ended December 31, 2022.

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

As of December 31, 2022, a full valuation allowance is recorded against our deferred tax. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Year Ended December 31,		Change
	2022	2021		%
Sales	$43,350	$18,437	$24,913	135%
Cost of sales	25,611	10,080	15,531	154%
Gross profit	17,739	8,357	9,382	112%
Sales and marketing expenses	3,651	1,153	2,498	217%
Research and development expenses	1,251	550	701	127%
General and administrative expenses	11,892	7,321	4,571	62%
Depreciation and amortization expense	2,833	1,364	1,469	108%
Deal and transaction	592	518	74	14%
Total operating expenses	20,219	10,906	9,313	85%
Operating loss	(2,480)	(2,549)	69	-3%
Other income/(expenses):
Interest expense	(2,743)	(805)	(1,938)	241%
Change in fair value of warrant liability	7,902	-	7,902	100%
Change in fair value of equity guarantee	1,074	-	1,074	100%
Change in fair value of Convertible Loan	-	166	(166)	-100%
Loss on debt waiver consent	(1,212)	-	(1,212)	100%
Loss on warrant amendment	(345)	-	(345)	100%
Gain/(loss) on settlement of debt	(237)	3,449	(3,686)	-107%
Other expense	(4)	(7)	3	-43%
Total other income/(expense)	4,435	2,803	1,632	58%
Net income before income taxes	1,955	254	1,701	670%
Income tax expense	(79)	(22)	(57)	259%
Net income	$1,876	$232	$1,644	709%

Sales

Sales increased by $24,913, or 135%, in 2022 as compared to 2021 driven in part by the acquisition of Reflect Systems, Inc. ("Reflect") via merger (the "Merger") on February 17, 2022, and the Company's successful sales activities as a combined company post-Merger.

Hardware revenues were $19,895 in 2022, an increase of $10,445 or 111%, as compared to the prior year.  The increase was driven by large scale LED deployments during the year by multiple customers and the acquisition of Reflect.  Services and other revenues were $23,455 in 2022, an increase of $14,468, driven by the acquisition of Reflect and the Company's successful sales activities post-Merger.  Managed services revenue, which includes both SaaS and help desk technical subscription services were $14,320 for the year ended December 31, 2022 as compared to $5,596 for the year ended December 31, 2021.  The increase is driven by the addition of Reflect's SaaS subscription revenue in the current year.  This represents a year-over-year growth rate of 156% in our higher margin, typically subscription-based, managed service revenue.

Gross Profit

Gross profit increased $9,382 to $17,739 in 2022 from $8,357 in 2021, or 112%, through a combination of a 135% increase in revenue offset partially by a 4.4% reduction in gross margin percentage.  Gross margin decreased to 40.9% from 45.3% driven by (i) revenue mix during 2022 related to several material customer hardware rollouts in the year that had a lower gross profit margin than our software services and (ii) a $1,249 increase in our inventory reserve related to Safe Space Solutions. We are no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions. We expect the contraction in gross margin to be less severe as we move beyond 2022.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $2,498, or 217%, for the year ended December 31, 2022 as compared to the same period in 2021 driven primarily by (i) the inclusion in the prior year of a benefit of $232 related Employee Retention Credits (“ERC”) related to the retention and payment of salaries to sales personnel throughout 2020 and the nine months ended September 30, 2021, (ii) the acquisition of Reflect via the Merger on February 17, 2022, and (iii) the Company’s enhanced investments into sales and marketing activities post-COVID-19 pandemic. Immediately following the Merger, the Company integrated the sales and marketing functions of the Company and Reflect and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that the Company believes were undercapitalized historically by the Company. Additionally, the Company engaged an investor relations firm and has increased investor relations activities, including conferences and presentations. As a result, we expect the sales and marketing expenses of the Company for the year ended December 31, 2022 to adequately reflect the pace for spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development expenses increased by $701, or 127%, for the year ended December 31, 2022 as compared to the same period in 2021 driven primarily by (i) the inclusion in the prior year of a benefit of $196 related ERC, and (ii) the acquisition of Reflect via the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired team and have experienced enhanced speed to market on new feature and functionality development activities from increasing this resource pool. We expect this elevated level of expense during the year ended December 31, 2022 to continue into the future as we develop our current and future product set.

General and Administrative Expenses

General and administrative expenses increased $4,571, or 62%, driven primarily by (i) the inclusion in the prior year of a benefit of $694 related ERC, (ii) a prior period cash recovery of $555 related to a customer bankruptcy for which the Company previously recorded a reserve, and (iii) increased headcount and operations as a result of the acquisition of Reflect on February 17, 2022. While the Company anticipates carrying higher general and administrative expenses moving forward as a result of the acquisition and subsequent expansion in organic revenues, the Company continues to execute integration activities (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools, and rightsizing leases for office space) that we expect will be realized by the end of 2022 and into 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1,469, or 108%, in 2022 compared to 2021. This was driven by the addition of $17,160 in amortizing intangible assets as a result of the Merger. Depreciation was consistent in both periods.

Interest Expense

See Note 8 Loans Payable to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in Fair Value of Warrant Liability

During the year ended December 31, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.

Change in Fair Value of Equity Guarantee

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

Change in fair value of Convertible Loan

The Company updated its fair value analysis of the Convertible Loan, resulting in a change in fair value of the Convertible Loan of $166, recognized during the year ended December 31, 2021.

Loss on Debt Waiver

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Company's credit agreement with Slipstream Communications, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant was equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant became exercisable on August 17, 2022. The Purchaser Warrant expires five years from the date of issuance. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,212.

Loss on Warrant Amendment

Effective June 30, 2022, the Company amended the terms of certain of its outstanding warrants. The amendments to such warrants removed the holder’s option to determine the value of such warrants utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which had already been obtained). The amendments to the warrants also extended the term of such warrants for an additional one year. As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of each of the affected warrants, resulting in the Company recording a loss on the fair value of these warrants of $345.

Gain/Loss on Settlement of Obligations

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

On January 11, 2021, the Company received a notice from Old National Bank regarding forgiveness of the loan in the principal amount of $1,552 (the “PPP Loan”) that was made pursuant to the Small Business Administration Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act of 2020. According to such notice, the full principal amount of the PPP Loan and the accrued interest have been forgiven, resulting in a gain of $1,552 during the year ended December 31, 2021.

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

As a result of this settlement, the full principal amount of the Seller Note and the accrued interest have been eliminated, resulting in a gain in the Consolidated Financial Statements of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during the year ended December 31, 2021.

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that EBITDA is a performance measure and not a liquidity measure, and therefore a reconciliation between net loss/income, a GAAP financial measure, and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net loss/income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with GAAP that are included elsewhere in this Annual Report.

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2022	2022	2022	2022	2022
GAAP net income (loss)	$1,876	$(1,334)	$(554)	$1,262	$2,502
Interest expense:
Amortization of debt discount	1,268	364	363	360	181
Other interest, net	1,475	423	394	390	268
Depreciation/amortization:
Amortization of intangible assets	2,702	743	848	431	680
Amortization of employee share-based awards	1,689	448	456	316	469
Depreciation of property and equipment	131	30	37	37	27
Income tax expense/(benefit)	79	33	(10)	53	3
EBITDA	$9,220	$707	$1,534	$2,849	$4,130
Adjustments
Gain on fair value of warrant liability	(7,902)	-	-	(2,433)	(5,469)
(Gain)/loss on settlement of obligations	237	-	(37)	(21)	295
Loss on debt waiver consent	1,212	-	-	-	1,212
Loss on warrant amendment	345	-	-	345	-
(Gain)/loss on fair value of equity guarantee	(1,074)	(705)	(442)	73	-
Disposal of Safe Space Solutions inventory	909	909	-	-	-
Deal and transaction costs	592	54	110	37	391
Other income	4	7	2	1	(6)
Stock-based compensation – Director grants	302	56	82	82	82
Adjusted EBITDA	$3,845	$1,028	$1,249	$933	$635

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2021	2021	2021	2021	2021
GAAP net income (loss)	$232	$(1,722)	$(343)	$1,025	$1,272
Interest expense:
Amortization of debt discount	159	29	29	29	72
Other interest, net	648	160	158	153	177
Depreciation/amortization:
Amortization of intangible assets	1,251	302	320	317	312
Amortization of finance lease assets	4	-	-	-	4
Amortization of employee share-based awards	1,494	324	329	329	512
Depreciation of property and equipment	109	27	27	27	28
Income tax expense/(benefit)	22	13	1	7	1
EBITDA	$3,919	$(867)	$521	$1,887	$2,378
Adjustments
Change in fair value of Special Loan	(166)	-	-	-	(166)
Gain on settlement of obligations	(3,449)	-	(256)	(1,628)	(1,565)
Deal and transaction costs	518	518	-	-	-
Stock-based compensation – Director grants	399	318	27	27	27
Adjusted EBITDA	$1,221	$(31)	$292	$286	$674

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash flows (used in) / provided by operating activities were $(708) and $471 for the years ended December 31, 2022 and 2021, respectively.  We produced net income of $1,876.  Following the Merger, our revenues have significantly expanded, particularly with respect to managed services revenue.  Other than net income, cash provided by operating activities was driven by an expansion of accounts receivable and inventory of $3,927 and $1,472, partially offset by growth of $914 of accounts payable and $1,112 of accrued expenses, respectively.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $21,475 as compared to $1,159 for the same period in 2021. The use of cash in the current year was driven by (1) completion of the Merger and (2) continued investments in our software platforms.  We currently do not have any material commitments for capital expenditures as of December 31, 2022; however, we anticipate continued elevated capital expenditures in excess of historical trends through second quarter of 2023 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash provided by financing activities during the years ended December 31, 2022 and 2021 was $20,933 and $1,745, respectively. The current year results were primarily driven by completion of the Company’s Equity Financing and Debt Financing (each as described in Note 10 Business Combinations to the accompanying Consolidated Financial Statements) in the period to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.  The Company also executed a $2,000 term note ("Term Note (2022)") with Slipstream (as described in Note 8 Loans Payable to the accompanying Consolidated Financial Statements).  Cash provided by financing activities were reduced by $1,044 as a result of repayments of principal on the Secured Promissory Note (as described in Note 8 Loans Payable to the accompanying Consolidated Financial Statements).

Off-Balance Sheet Arrangements

During the year ended December 31, 2022, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”), as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2022, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

Number of
Securities
Remaining
	Number of			Available for
	Securities to be		Weighted-	Issuance Under
	Issued Upon		Average	Equity
	Exercise of		Exercise Price of	Compensation
	Outstanding		Outstanding	Plans (excluding
	Options,		Options,	securities
	Warrants and		Warrants and	reflected in
	Rights		Rights	column a)
Equity compensation plans approved by stockholders	None	(1)	N/A	None
Equity compensation plans not approved by stockholders	1,536,225	(1)	$6.75	194,363	(2)

(1)	All shares reflected in the table are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan.

(2)	Reflects number of securities remaining available for issuance under the 2014 Stock Incentive Plan.

For information regarding the material features of each of the above plans see Note 13 Stock-based Compensation in our Consolidated Financial Statements included in this Annual Report.

All other information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page 38.

(b)	See “Exhibit Index” on page 38.

EXHIBIT INDEX

Exhibit No.	Description

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

2.3	Second Amendment to Agreement and Plan of Merger dated as of February 11, 2023 by and among the registrant, Reflect Systems, Inc. and RSI Exit Corporation (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 15, 2023)

3.1	Articles of Incorporation, as amended (incorporated by reference to registrant’s Amendment No. 1 to Form SB-2 filed on October 12, 2006).

3.2

Articles of Amendment filed September 15, 2014 with the Minnesota Secretary of State to change the name of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on September 17, 2014)

3.3

Articles of Amendment filed with the Minnesota Secretary of State on October 14, 2014 to increase the authorized capital stock (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on October 16, 2014)

3.4	Series A-1 Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations filed with the Minnesota Secretary of State on October 30, 3015 (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 filed with the SEC on February 11, 2016)

3.5

Articles of Amendment filed on October 17, 2018 with the Minnesota Secretary of State to effect reverse stock split (incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-1 filed October 22, 2018)

3.6

Statement of Cancellation of Certificate of Designation of Series A Convertible Preferred Stock filed with the Minnesota Secretary of State on March 18, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.7

Statement of Cancellation of Certificate of Designation of Series A-1 Convertible Preferred Stock filed with the Minnesota Secretary of State on March 18, 2019 (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on March 18, 2019)

3.8

Articles of Amendment to effect reverse stock split and reduction of authorized capital filed with the Minnesota Secretary of State on March 22, 2023 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the SEC on March 24, 2023)

3.9	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2	Form of Indenture between the registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-3 (File No. 333-238275)

4.3	Form of Warrant Issued to Selling Stockholders (November 19, 2018 Issuance date) (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-239108)

4.4	Warrant dated August 10, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form 10-Q filed with the SEC on November 14, 2017)

4.5	Warrant dated November 13, 2017, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.6	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

Exhibit No.	Description

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

4.9	Form of Investor Warrant issued November 19, 2018 (incorporated by reference to Exhibit 4.3 to the registrant’s Amendment No. 5 to Form S-1/A filed with the SEC on November 14, 2018)

4.10	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Amendment No. 3 to Form S-1/A filed with the SEC on October 22, 2018)

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 of Registrant’s Annual Report on Form 10-K for the fiscal year ended 12/31/2019)

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

4.13	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed July 7, 2022)

4.14	Lender Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed July 7, 2022)

4.15	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed July 7, 2022)

9.1

Voting and Lock-up Agreement dated November 12, 2021 among registrant, Reflect Systems, Inc. and certain stockholders of Reflect incorporated by reference to Exhibit 9.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021)

9.2

Voting Agreement dated November 12, 2021 among registrant, Reflect Systems, Inc. and certain stockholders of registrant (incorporated by reference to Exhibit 9.2 to the registrant’s Current Report on Form 8-K filed November 15, 2021)

10.1

Form of Warrant Agency Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.5 of the registrant’s registration statement on Form S-1 filed October 22, 2018)

10.2

Master Distribution Agreement dated June 19, 2020 by and between the Company and InReality, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s report on Form 8-K filed with the SEC on June 19, 2020)

10.3**

Employment Agreement dated as of November 12, 2021 by and between the registrant and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021).

10.4**

Employment Agreement dated as of November 12, 2021 by and between the registrant and Will Logan. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 15, 2021)**

10.5

Form of Securities Purchase Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

10.6

Form of Registration Rights Agreement dated February 3, 2022 by and between Creative Realities, Inc. and the Investors (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 4, 2022)

10.7

Second Amended and Restated Loan and Security Agreement by and among the registrant, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.8	First Amendment to Second Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.9	$10,000,000 Acquisition Term Note (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

Exhibit No.	Description

10.10	$7,185,319.06 Consolidation Term Note (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.11	Term Note (2022) (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.12	Note and Security Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.13	First Amendment to Note and Security Agreement (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed February 15, 2023)

10.14**	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit A to the registrant's definitive proxy statement on Schedule 14A filed with the SEC on June 12, 2020)

10.15**	Retention Bonus Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.16**	Form of Retention Bonus Plan Award Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.17**	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.18**	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.19**	Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.20**	Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

21.1	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Richard Mills	and Director

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 30, 2023
Will Logan	Principal Accounting Officer)

/s/ Dennis McGill	Chairman of the Board of Directors	March 30, 2023
Dennis McGill

/s/ David Bell	Director	March 30, 2023
David Bell

/s/ Donald Harris	Director	March 30, 2023
Donald Harris

/s/ Steve Nesbit	Director	March 30, 2023
Steve Nesbit

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s annual impairment assessment date is September 30.  The estimated fair value of the reporting unit exceeded the carrying value at September 30, 2022. As a result of continued depression of the Company’s market price for its common stock, management performed an interim qualitative assessment at December 31, 2022 and concluded there were indicators of potential impairment which required the performance of a quantitative assessment. Management engaged outside valuation specialists to assist in the estimation of fair value of the reporting unit at December 31, 2022.  As a result of this assessment, management concluded that the estimated fair value of the reporting unit exceeded the carrying value at December 31, 2022, and therefore, no impairment was recognized.

We identified the valuation of goodwill as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of the reporting unit using the discounted cash flow approach.  This required a high degree of auditor judgment and an increased extent of effort, including the need to involve internal fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions included in the Company’s discounted cash flow valuation models included the following, among others, for both the annual and interim impairment tests:

●	We evaluated the reasonableness of management’s forecasts of revenue, gross profit, operating income/EBITDA, and capital expenditures by comparing the forecasts to:

(1)	historical revenue, gross profit, operating income/EBITDA, and capital expenditures,

(2)	internal communications to management and the Board of Directors, and

(3)	forecasted information included in industry reports for the Company.

●	We performed a retrospective review of forecasted assumptions from the prior year to evaluate the credibility of management’s forecasting process.

●	For significant new revenue contracts, we obtained evidence of the executed contract, project timeline, and project scope, as applicable.

●	We evaluated changes in forecasted information from the annual impairment date to the interim impairment date and obtained supporting evidence for any significant changes in forecasted information.

●	With the assistance of our internal fair value specialists:

(1)	We evaluated the reasonableness of the discounted cash flow valuation methodology and performed underlying procedures on the mathematical accuracy of the calculations.

(2)

We evaluated the reasonableness of the long-term growth rate used in the discounted cash flow model by comparing the information used by the Company to third party economic and industry related information.

(3)

We evaluated the reasonableness of the discount rate used in the discounted cash flow model by testing the underlying source information, developing an independent range of estimated discount rates and comparing that range to the discount rate selected by the Company.

(4)

We evaluated the reasonableness of the company-specific risk premium used in the discounted cash flow model by comparing the risk premium to a range based on our independent research of the facts and circumstances.

(5)

We evaluated the reasonableness of the control premiums used by management and management’s valuation specialists by developing an independent range of control premiums and comparing that range to the rate selected by the Company.

/s/ Deloitte & Touche LLP

Louisville, Kentucky

March 30, 2023

We have served as the Company’s auditor since 2020.

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,633	$2,883
Accounts receivable, net of allowance for doubtful accounts of $984 and $620, respectively	8,263	3,006
Unbilled receivables	-	369
Inventories, net	2,267	1,880
Prepaids and other current assets	1,819	1,634
Total current assets	13,982	9,772
Property and equipment, net	201	75
Operating lease right-of-use assets	1,584	654
Intangibles, net	23,752	4,850
Goodwill	26,453	7,525
Other assets	43	5
TOTAL ASSETS	$66,015	$22,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,757	$2,517
Accrued expenses	3,828	2,110
Deferred revenues	1,223	426
Customer deposits	2,478	1,525
Current maturities of operating leases	711	281
Short-term portion of Secured Promissory Note	1,248	-
Short-term portion of related party Consolidation Term Loan, net of $745 and $0 discount, respectively	1,251	-
Short-term related party Term Loan (2022)	2,000	-
Total current liabilities	16,496	6,859
Long-term Secured Promissory Note	208	-
Long-term related party Acquisition Term Loan, net of $1,484 and $0 discount, respectively	8,516	-
Long-term related party Consolidation Term Loan, net of $840 and $0 discount, respectively	4,349	-
Long-term related party loans payable, net of $0 and $143 discount, respectively	-	4,624
Long-term related party convertible loans payable, at fair value	-	2,251
Long-term obligations under operating leases	873	373
Contingent acquisition consideration, at fair value	9,789	-
Other liabilities	205	45
TOTAL LIABILITIES	40,436	14,152

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 66,666 shares authorized; 7,266 and 4,003 shares issued and outstanding, respectively	218	120
Additional paid-in capital	75,770	60,863
Accumulated deficit	(50,409)	(52,254)
Total shareholders’ equity	25,579	8,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,015	$22,881

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2022	2021
Sales
Hardware	$19,895	$9,450
Services and other	23,455	8,987
Total sales	43,350	18,437

Cost of sales
Hardware	16,613	6,914
Services and other	8,998	3,166
Total cost of sales	25,611	10,080
Gross profit	17,739	8,357

Operating expenses:
Sales and marketing	3,651	1,153
Research and development	1,251	550
General and administrative	11,892	7,321
Depreciation and amortization	2,833	1,364
Deal and transaction costs	592	518
Total operating expenses	20,219	10,906
Operating loss	(2,480)	(2,549)

Other income/(expenses):
Interest expense, including amortization of debt discount	(2,743)	(805)
Change in fair value of warrant liability	7,902	-
Change in fair value of equity guarantee	1,074	-
Gain on settlement of obligations	(237)	3,449
Gain on fair value of debt	-	166
Loss on debt waiver consent	(1,212)	-
Loss on warrant amendment	(345)	-
Other income/(expense), net	(4)	(7)
Total other income/(expense)	4,435	2,803
Net income before income taxes	1,955	254
Income tax expense	(79)	(22)
Net income	$1,876	$232
Net income per common share - basic	$0.28	$0.06
Net income per common share - diluted	$0.28	$0.06
Weighted average shares outstanding - basic	6,664	3,920
Weighted average shares outstanding - diluted	6,664	3,920

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2022	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2021	4,002,843	$120	$60,863	$(52,254)	$8,729
Stock-based compensation - employees	-	-	1,689	-	1,689
Stock-based compensation - directors	-	-	198	-	198
Stock-based compensation - vendors	41,369	1	99	-	100
Shares issued and warrants exercised in private investment in public entity ("PIPE")	2,388,836	72	2,206	-	2,278
Shares issued in Reflect Systems, Inc. Merger	833,334	25	4,975	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	1,876	1,876
Balance as of December 31, 2022	7,266,382	$218	$75,770	$(50,409)	$25,579

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2021	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2020	3,641,429	$109	$56,712	$(52,486)	$4,335
Stock-based compensation – employees	-	-	1,494	-	1,494
Stock-based compensation - directors	35,511	1	398	-	399
Stock-based compensation - vendors	26,854	1	129	-	130
Conversion of Disbursed Escrow Loan	32,382	1	263	-	264
Gain on Extinguishment of Special Loan	-	-	26	-	26
Shares issued via registered direct offering	266,667	8	1,841	-	1,849
Net income	-	-	-	232	232
Balance as of December 31, 2021	4,002,843	$120	$60,863	$(52,254)	$8,729

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share per share amounts)

	For the Years Ended
	December 31,
	2022	2021
Operating Activities:
Net income	$1,876	$232
Adjustments to reconcile net income to be used in operating activities:
Depreciation and amortization	2,833	1,364
Amortization of debt discount	1,268	159
Stock-based compensation	2,116	2,023
Change in excess/obsolete inventory reserve	1,275	409
Change in allowance for doubtful accounts	398	10
Employee retention and other government credits	-	(785)
Increase in notes due to in-kind interest	-	467
Non-cash receivables from in-process projects	-	(369)
Non-cash application of customer deposits to completed projects	-	(506)
Gain on forgiveness of Paycheck Protection Program	-	(1,552)
Gain on settlement of Seller Note	-	(1,538)
Loss/(Gain) on settlement of obligations	237	(359)
Changes in fair value of Convertible Loan	-	(166)
Loss on debt waiver consent	1,212	-
Loss on warrant amendment	345	-
Gain on change in fair value of contingent consideration	(1,074)	-
Gain on change in fair value of warrants	(7,902)	-
Changes to operating assets and liabilities:
Accounts receivable and unbilled receivables	(3,927)	(673)
Inventories	(1,472)	62
Prepaid expenses and other current assets	480	(342)
Accounts payable and other current payables	914	869
Deferred revenue	(462)	(338)
Accrued expenses, net	1,112	206
Customer deposits	110	1,261
Other	(47)	37
Net cash provided by / (used in) operating activities	(708)	471
Investing activities
Acquisition of business, net of cash acquired	(17,186)	-
Purchases of property and equipment	(149)	(19)
Capitalization of internal and external labor for software development	(4,140)	(1,140)
Net cash used in investing activities	(21,475)	(1,159)
Financing activities
Principal payments on finance leases	-	(4)
Proceeds from sale of common stock in PIPE, net of offering expenses	1,814	-
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	8,295	-
Proceeds from Acquisition Term Loan, net of offering expenses	9,868	-
Proceeds from Term Loan (2022)	2,000	-
Repayment of seller note	(1,044)	(100)
Proceeds from common stock issuance, net of issuance costs	-	1,849
Net cash provided by financing activities	20,933	1,745
Decrease in Cash and Cash Equivalents	(1,250)	1,057
Cash and Cash Equivalents, beginning of year	2,883	1,826
Cash and Cash Equivalents, end of year	$1,633	$2,883

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

All currency is rounded to the nearest thousands except share and per share amounts. On March 27, 2023, the Company effectuated a l-for-3 reverse stock split of its outstanding common stock. These Notes to Consolidated Financial Statements and the accompanying Consolidated Financial Statements give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share.

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

At December 31, 2022, we have an accumulated deficit of ($50,409), negative working capital of ($2,514) and cash of $1,633. For the year ended December 31, 2022, we incurred an operating loss of ($2,480) and cash outflows from operations of ($708). Our history of operating losses and near term cash obligations are indicators of substantial doubt about our ability to continue as a going concern. We obtained a continued support letter from Slipstream Communications, LLC ("Slipstream") through March 31, 2024, which alleviated the substantial doubt about our ability to continue as a going concern. We can provide no assurance that our ongoing operational efforts will be successful which could have a material adverse effect on our results of operations and cash flows.

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

The Consolidated Financial Statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries Allure, Creative Realities (Canada), Inc., and Reflect Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation, as applicable.

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

3. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2022	2021
Raw materials, net of reserve of $1,777 and $502, respectively	$1,671	$1,583
Work-in-process	596	297
Total inventories	$2,267	$1,880

During the year ended December 31, 2022, the Company increased its reserves for obsolete inventory by $1,275, of which $1,249 related to Safe Space Solutions. The Company is no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions.

4

. Impairment of Long-Lived Assets

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

5. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted income/(loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,360,271 and 2,324,007 at December 31, 2022 and 2021, respectively were excluded from the computation of income/(loss) per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

6. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of December 31, 2022 and December 31, 2021.

7. Goodwill and Definite-Lived Intangible Assets

We follow the provisions of ASC 350, Goodwill and Other Intangible Assets. Pursuant to ASC 350, goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. The Company uses an annual measurement date of September 30 to assess impairment of goodwill and indefinite-lived intangible assets, or as indicators are identified.

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

Property and equipment consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Equipment	$138	$89
Leasehold improvements	197	135
Furniture and fixtures	199	121
Other depreciable assets	124	56
Total property and equipment	658	401
Less: accumulated depreciation and amortization	(457)	(326)
Net property and equipment	$201	$75

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned (in years)
Equipment	3 – 5
Furniture and fixtures	5
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $131 and $109 for the years ended December 31, 2022 and 2021, respectively.

10. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $4,444 and $1,140 for the years ended December 31, 2022 and 2021, respectively. These software development costs include both enhancements and upgrades of our client-based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in intangible assets, net on the Consolidated Balance Sheets.

11. Business Combinations

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

12. Contingent Consideration

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

NOTE 3: RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted

On January 1, 2022, we early adopted Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The main objective is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables and loans, entities will be required to estimate lifetime expected credit losses. We adopted ASU 2016-13 on January 1, 2023.  The adoption of this new standard did not have a material impact on our Consolidated Financial Statements.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2022 and 2021:

	Year	Year
	Ended	Ended
	December 31,	December 31,
(in thousands)	2022	2021
Hardware	$19,895	$9,450

Services:
Installation Services	5,693	2,600
Software Development Services	556	791
Media Sales	1,511	-
License Revenue	1,375	-
Managed Services	14,320	5,596
Total Services	23,455	8,987
Total Hardware and Services	$43,350	$18,437

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

Software as a service license sales

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted by the Company. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are generally 12-36 months in length. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period. Software as a service revenue are classified as “Managed Services” within our disaggregated revenue.

Software as a service perpetual license sales

Perpetual license sales includes revenue from the sale of a perpetual license to customers that host their own instances of our software. These services traditionally are accompanied by the sale of maintenance and support services contracts. Perpetual license revenue is classified as "License Revenue" within our disaggregated revenue.

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

Media sales

Media revenues are derived from selling (i) sponsorship packages, including mobile takeover or physical presence, or (ii) advertising space to customers on digital displays or other outdoor structures, each within physical venues. We generally do not own the physical structures on which we display advertising for our customers but instead sell advertising or sponsorship opportunities on behalf of our media network owners to our brand customers. Media revenue services are recognized either on a straight-line basis over the available hours of advertising during the contracted period, or at the time of an event in the case of sponsorships.

Our media revenue contracts with customers range from four weeks to three years and billing commences at the beginning of the contract term, with payment generally due within ninety (90) days of billing. For the majority of our contracts, transaction prices are explicitly stated. Any contracts with transaction prices that contain multiple performance obligations are allocated primarily based on a relative standalone selling price basis.  Any deferred revenues primarily consist of revenues paid in advance of being earned.

On a contract-by-contract basis, we evaluate whether we should be considered the principal (i.e., report revenues on a gross basis) or an agent (i.e., report revenues on a net basis). We are considered the principal in our arrangements and report revenues on a gross basis, wherein the amounts billed to customers are recorded as revenues and amounts paid to network owners are recorded as expenses. We are considered the principal because we control the advertising space before and after the contract term, are primarily responsible to our customers, and have discretion in pricing. For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the Consolidated Statement of Operations within Sales and Marketing expenses.

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

The calculation of the fair value of the contingent consideration contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates. Additionally, the separately identifiable intangible assets rely on a discounted cash flow model which utilizes inputs including the calculation of the weighted average cost of capital and management’s forecast of future financial performance which are unobservable and involve management judgment and are considered Level 3 estimates.

The calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

The Convertible Loan is deemed to be a Level 3 valuation. Certain unobservable inputs into the calculation of the fair value of this liability include an estimate of the fair value of the Company at a future date using a discounted cash flow model, discount rate assumptions, and an estimation of the likelihood of conversion of the Convertible Loan. The Convertible Loan was refinanced into the Consolidation Term Loan in February 2022.

The calculation of the fair value of the warrant liability contains valuation inputs which are based on observable inputs (other than Level 1 prices) and are considered Level 2 estimates. The liability warrants were converted to equity warrants effective June 30, 2022.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2022	2021
Supplemental non-cash Investing and Financing activities
Capitalized software in accounts payable	$556	$-
Property and equipment in accounts payable	$11	$-
Conversion of disbursed escrow loan into common stock	$-	$264
Increase in debt related to financing fees	$-	$200
Decrease in debt discount via amended Credit Agreement	$-	$133

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,350	$106
Income taxes, net	$43	$32

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2022 and December 31, 2021:

	December 31,		December 31,
	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	4,354	$4,635	3,652
Purchased and developed software	4,682	3,375	3,488	2,713
In-Process internally developed software platform	4,074	-	824	-
Customer relationships	15,000	2,849	3,960	1,692
Trademarks and trade names	1,600	808	640	640
Noncompete	30	13	-	-
Total amortizable intangible assets	35,151	11,399	13,547	8,697
Accumulated amortization	11,399		8,697
Net book value of amortizable intangible assets	$23,752		$4,850

For the years ended December 31, 2022 and 2021, amortization of intangible assets charged to operations was $2,702 and $1,251, respectively. For the year ended December 31, 2021, the Company wrote-off a $380 fully amortized trade name asset and a $1,370 fully amortized customer list asset and the related accumulated amortization for each related to a former wholly owned subsidiary of the Company, ConeXus World Global, LLC, an entity dissolved by the Company during 2021. There was no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations during the period.  On February 17, 2022, the Company acquired intangible assets as a result of the Merger in accordance with ASC 805 Business Combinations.

Estimated amortization is as follows:

Estimated Future
Year ending December 31,	Amortization
2023	$3,272
2024	3,109
2025	2,875
2026	2,408
Thereafter	12,088

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Amortization
Period:
Acquired Intangible Asset:	(years)
Technology platform and patents	7 - 10
Purchased and developed software	3 - 5
Trade names	3 - 5
Customer relationships	3 - 15
Noncompete	2

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

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the preceding three years. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2022.

At December 31, 2022, we concluded the decline in our market value represented an interim indicator of potential impairment.  Based on a quantitative assessment of our fair value performed at December 31, 2022, using the same approach as our annual impairment performed at September 30, described above, we concluded that the carrying value of our goodwill did not exceed the reporting unit fair value.

While our overall business performance has been consistent with our expectations, both before and after the acquisition of Reflect, we believe a significant portion of the decline in our market price relates primarily to several macroeconomic factors including: (1) market wide recessionary fears, (2) rapid inflation fears, which often have an outsized, direct negative impact on the share price of high-growth companies with limited or negative cash flow from operations, (3) a lack of comprehension by the markets of the recent Merger with Reflect and related financing transaction, and (4) the sale of over 2,333,334 shares of our common stock into the market by a new investor, resulting in significant negative volume and price pressure on the stock unrelated to the Company fundamentals. We do not believe these factors are consistent with or reflective of the underlying value of the business, and there were no other indicators of potential impairment as of December 31, 2022. Should our market price remain at this level for an extended period of time; however, there could be potential future impairment.

The Company recognizes that any changes in our projected 2023 and future results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of December 31, 2022
	Issuance		Maturity		Interest Rate
Debt Type	Date	Principal	Date	Warrants	Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	1,456	2/17/2024	-	0.59% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	2,000	9/1/2023	-	12.5% interest(4)
	Total debt, gross	20,641		1,731,499
	Debt discount	(3,069)
	Total debt, net	$17,572
	Less current maturities	(4,499)
	Long term debt	$13,073

As of December 31, 2021
	Issuance		Maturity		Interest Rate
Debt Type	Date	Principal	Date	Warrants	Information
E	8/17/2016	$4,767	2/17/2025	196,079	8.0% interest(5)
F	12/30/2019	2,418	2/17/2025	-	10.0% interest(5)
	Total debt, gross	7,185		196,079
	Fair value	(166)
	Total debt, gross	7,019
	Debt discount	(144)
	Total debt, net	$6,875
	Less current maturities	-
	Long term debt	$6,875

A – Acquisition Term Loan with related party

B – Secured Promissory Note

C – Consolidation Term Loan with related party

D – Term Loan (2022) with related party

E – Senior Secured Term Loan with related party

F – Secured Convertible Special Loan Promissory Note, at fair value, with related party

(1)	8.0% cash interest per annum through maturity at February 15, 2025
(2)

0.59% cash interest per annum (the applicable federal rate) through February 17, 2023.  Annual interest rate on the outstanding principal increased from 0.59% to 4.60% per annum through maturity at February 17, 2024.

(3)	10.0% cash interest per annum through maturity date at February 15, 2025.
(4)	12.5% cash interest per annum through maturity at September 1, 2023.
(5)	Interest was paid-in-kind ("PIK") through October 2021, at which point interest became payable in cash at the stated interest rates through maturity.

Secured Promissory Note

On February 17, 2022, in connection with the closing of the Merger, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrues interest at 0.59% per annum (the applicable federal rate on the date of issuance of the Secured Promissory Note) and requires the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal shall be due and payable on February 17, 2023. All payments under the Secured Promissory Note will be paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on February 17, 2023 (the one-year anniversary of the closing of the Merger), at which time any remaining proceeds not subject to a pending indemnification claim will be paid to the exchange agent for payment to the Reflect Stockholders. The Secured Promissory Note is secured by a first-lien security interest in certain contracts of Reflect, including obligations arising out of those certain contracts. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

On February 11, 2023, the Company and the Stockholders’ Representative executed an amendment (the “Note Amendment”) to the Secured Promissory Note. The Note Amendment eliminates the balloon payment, extending the maturity date for a one-year period, to February 17, 2024. During the extended period, the Company will continue to make monthly principal payments of $104, and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which will accrue and is payable in full on the new maturity date.

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

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts.

In addition to refinancing the existing debt with Slipstream, the Company issued to Slipstream a $10,000, 36-month senior secured term loan (the “Acquisition Term Loan”) resulting in $10,000 in gross proceeds, or $9,950 in net proceeds. The Acquisition Term Loan matures on February 17, 2025 (the “Maturity Date”) and has an interest rate of 8.0%, with 50.0% warrant coverage (or 833,334 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Term Loan. No principal payments on the Acquisition Term Loan are payable until the Maturity Date.

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and is not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $1,267 during the year ended December 31, 2022. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

Effective June 30, 2022, the Company amended the terms of the Lender Warrant to remove the holder’s option to exercise such warrant on a cashless basis utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and remove the condition to exercising such warrant that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Lender Warrant also extend the term of such warrants for an additional one year, such that the Lender Warrant will expire on February 17, 2028. The foregoing amendments to the Lender Warrant caused such warrants to be accounted for as equity instruments in the Company’s Consolidated Financial Statements.

On October 31, 2022, the Borrowers and Slipstream amended the Credit Agreement to provide the Borrowers with a $2,000 term loan ("Term Loan (2022)"), the net proceeds of which are being used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer. The term loan has an annual interest rate of 12.5% and matures on September 1, 2023. Commencing on February 1, 2023, the Borrowers will make monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the term loan through the maturity date.

Loan and Security Agreement History

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

Secured Disbursed Escrow Promissory Note

The Fourth Amendment to the Loan and Security Agreement included entry into a Secured Disbursed Escrow Promissory Note between the Company and Slipstream, and, effective June 30, 2018, we drew $264 in conjunction with our exit from a previously leased operating facility. The principal amount of the Secured Disbursed Escrow Promissory Note bears no interest. Upon entry into the Prior Credit Agreement on March 7, 2021, this note was converted into Disbursed Escrow Conversion Shares, with elimination of the debt recorded as an equity issuance within the Statements of Shareholders' Equity.

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

As a result of this settlement, the full principal amount of the Seller Note and the accrued interest were eliminated, resulting in a gain in the Consolidated Financial Statements of $1,624, representing $1,538 related to the Seller Note and $86 of related interest thereon, during 2021.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Litigation

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of the Company’s wholly owned subsidiary, Allure Global Solutions, Inc. (“Allure”) for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. On March 10, 2023, the Company, the supplier and the Allure customer reached a Settlement Agreement and Release of Claims ("Settlement Agreement"). Pursuant to the Settlement Agreement, the Company is obligated to pay $733; however, its insurer has agreed to pay $700 of that amount.  Thus, the Company is obligated to pay $33 of the settlement amount.

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

Settlement of obligations

There were no individually material settlements during the year-ended December 31, 2022.

During 2021, (i) the full principal amount of the PPP Loan and the accrued interest of $1,552 were forgiven and recorded as a gain on settlement, (ii) the Company settled the Amended and Restated Seller Note and related accrued interest for $100, recording a gain on settlement of $1,624, representing $1,538 related to the Amended and Restated Seller Note and $86 of related interest thereon, and (iii) the statute of limitations passed related to the remaining liability on a lease abandoned by the Company in 2015, resulting in a gain of $256. During the year ended December 31, 2021, the Company settled and/or wrote off obligations of $348 for aggregate cash payments of $139 and recognized a gain of $209 related to legacy accounts payable deemed to no longer be legal obligations to vendors.

NOTE 10: BUSINESS COMBINATION

On November 12, 2021, the Company and Reflect Systems, Inc., or “Reflect,” entered into an Agreement and Plan of Merger (as amended on February 8, 2022  and February 11, 2023, the “Merger Agreement") pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger.

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

Subject to the terms and conditions of the Merger Agreement, upon the closing of the Merger, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 in cash, (ii) 777,778 shares of common stock of Creative Realities (valued based on an issuance price of $6 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $19.20 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $21.60 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below).  At or before December 31, 2022, the condition of certain customers of Reflect collectively to achieve over 85,000 billable devices online was not met.  Accordingly, the contingent cash payment amount was reduced at December 31, 2022 from $21.60 per share to $19.20 per share, a reduction of $2.40 per share.

The Company may exercise an extension option (the “Extension Option”) to extend the Guarantee Date by six (6) months, from February 17, 2025 to August 17, 2025, if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) the Company provides written notice of its election to exercise the Extension Option no later than February 7, 2025. The “Extension Threshold Price” means the average closing price per share of Creative Realities common stock as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending February 2, 2025. If the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $3.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration. The Retention Bonus Plan is described below.

Retention Bonus Plan

On February 17, 2022, in connection with the closing of the Merger (the “Closing”), the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,334 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% will be paid on February 17, 2023 (the one-year anniversary of Closing) and 25% will be paid on February 17, 2024 (the two-year anniversary of the Closing). The future cash payments due on the one-year and two-year anniversaries of the Closing have been deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares will be issued on February 17, 2023 (the one-year anniversary of Closing) and the remaining 25% of the value of such shares will be issued on February 17, 2024 (the two-year anniversary of the Closing). The shares issued on the Closing were valued at $6.00 per share, and the shares to be issued after the Closing will be determined based on dividing the value of shares issuable on such date divided by the trailing 10-day volume weighted average price (VWAP) of the shares as of such date as reported on the Nasdaq Capital Market.

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

Purchase price

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock (1)	$16,664
Cash consideration for Retention Bonus Plan (2)	1,334
Common stock issued to Reflect shareholders (3)	4,667
Common stock issued to Retention Bonus Plan (4)	333
Secured Promissory Note (5)	2,500
Earnout liability (6)	10,862
Total consideration	36,360
Vendor deposit with the Company (7)	(818)
Cash acquired (8)	(812)
Net consideration transferred	$34,730

(1) Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2) Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3) Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4) Company common stock issued to fund the Retention Bonus Plan per Merger Agreement

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

(6) Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after February 17, 2025 (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $19.20 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $21.60 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement. At September 30, 2022, the Company’s third party specialist completed valuation of this contingent liability as of the opening balance sheet date, resulting in a measurement period adjustment recorded to increase goodwill and the contingent liability as of February 17, 2022 by $5,262.

(7) Prior to the Merger, Reflect had engaged the Company on a project and paid the Company a deposit of $818. These amounts reduced consideration paid by the Company in accordance with ASC 805.

(8) Represents the Reflect cash balance acquired at Closing.

The Company incurred $444 of direct transaction costs related to the Reflect Merger for the year ended December 31, 2022. These costs are included in deal and transaction expense in the accompanying Consolidated Statements of Operations.

The Company accounted for the Merger using the acquisition method of accounting. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of February 17, 2022. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation, inclusive of measurement period adjustments recorded by the Company during the year ended December 31, 2022, are as follows:

(in thousands)	Total
Accounts receivable	$1,359
Inventory	190
Prepaid expenses & other current assets	666
Property and equipment	96
Operating right of use assets	493
Other assets	36
Identified intangible assets:
Definite-lived trade names	960
Definite-lived developed technology	5,130
Definite-lived customer relationships	11,040
Definite-lived noncompete agreements	30
Goodwill	18,935
Accounts payable	(104)
Accrued expenses	(483)
Customer deposits	(1,661)
Deferred revenues	(1,259)
Current maturities of operating leases	(277)
Long-term obligations under operating leases	(216)
Other liabilities	(205)
Net consideration transferred	$34,730

The Company engaged a third-party valuation specialist to assist in the identification and calculation of the fair value of those separately identifiable intangible assets.

The Company completed its valuation procedures by asset utilizing the following approaches:

(1) Customer relationship asset was estimated using the income approach through a discounted cash flow analysis wherein the cash flows will be based on estimates used to price the Merger. Discount rates were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

(2) Trade name asset represents the “Reflect” brand name as marketed primarily as a full services digital software solution, marketed in numerous verticals with the exception of food service. The Company applied the income approach through an excess earnings analysis to determine the fair value of the trade name asset. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

(3) The developed technology assets are primarily comprised of know-how and functionality embedded in Reflect’s proprietary content management applications, which drive currently marketed products and services. The Company applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The Company is amortizing the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 2 to 10 years as outlined in the table below.  The table below sets forth the valuation and amortization period of identifiable intangible assets:

		Amortization
(in thousands)	Valuation	Period
Identifiable definite-lived intangible assets:
Trade names	$960	5 years
Developed technology	5,130	10 years
Noncompete	30	2 years
Customer relationships	11,040	10 years
Total	$17,160

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

Year
Ended
December 31,
Reflect Systems, Inc. (in thousands)	2021
Net sales	$12,243
Net (loss) income	$567

NOTE 11: INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
	2022	2021
Tax provision summary:
State income tax	$(51)	$(22)
Deferred tax expense - federal	(30)	-
Deferred tax benefit – state	2	-
Tax expense	$(79)	$(22)

The income tax expense includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2022	2021
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(2.02)%	5.21%
Foreign rate differential	(2.51)%	(26.47)%
PPP Loan Forgiveness	-	(128.43)%
Fair value of Warrant Liability/Contingent Consideration	(79.66)%	0.00%
Discrete items, Transaction items, and Other	(2.37)%	21.92%
Changes in valuation allowance	69.60%	115.43%
Effective tax rate	4.04%	8.66%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Reserves	$472	$267
Property and equipment	165	(2)
Accrued expenses	593	106
Right-of-use Asset	(253)	(91)
Right-of-use Liability	253	91
IRC 163(j) Interest Deduction	18	18
Debt issuance costs	286	-
Non-qualified stock options	1,469	1,074
IRC Section 174	196	-
R&D credits	2,312	1,801
Net foreign carryforwards	3,664	3,485
US net operating loss and credit carryforwards	37,953	35,448
Intangibles	(3,737)	(11)

Total deferred tax liabilities, net	43,391	42,186
Valuation allowance	(43,419)	(42,186)
Net deferred tax liabilities	$(28)	$-

As of December 31, 2022, the Company had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2022 that, if recognized, would affect the tax rate.  It is the Company’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). As of December 31, 2022, the Company has federal and state net operating loss carryforwards expiring between 2023 and 2037, $10,651 of which has an indefinite carryforward period. The federal statute of limitations remains open for tax years 2019 through 2021 and state tax jurisdictions generally have statutes of limitations open for tax years 2018 through 2021.

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

NOTE 12: WARRANTS

A summary of outstanding warrants for the years ended  December 31, 2022 and 2021 is included below:

Year Ended December 31, 2022
	Warrants (Equity)
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2022	1,367,737	$13.44	1.73
Warrants issued	1,950,502	4.60	5.00
Warrants exercised	(1,950,502)	4.60	4.86
Warrants expired	(130,712)	10.44	-
Warrants reclassified	4,587,002	4.90	4.73
Balance December 31, 2022	5,824,027	$6.56	3.91

Year Ended December 31, 2022
Warrants (Liability)
Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2022	-	$-	-
Warrants issued	4,587,002	4.90	5.00
Warrants reclassified	(4,587,002)	(4.90)	(5.00)
Balance December 31, 2022	-	$-	-

Year Ended December 31, 2021
	Warrants (Equity)
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2021	1,475,633	$13.86	2.83
Warrants issued	-	-	-
Warrants expired	(107,896)	14.07	-
Balance December 31, 2021	1,367,737	$13.44	1.73

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 438,334 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 438,334 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,950,502 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 1,950,502 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.605, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.6047, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. In the first quarter of 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrant and concluded they did not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrant included provisions which could result in a different settlement value for the Common Stock Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $3.2781 per warrant. The Company recorded a gain on the fair value of these warrants of $4,951 in the Consolidated Statements of Operations for the year ended December 31, 2022, which reflects the change in fair value from granting of the warrants through June 30, 2022, the effective date of the warrant agreement amendment.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream 1,731,499 warrants with an exercise price of $6.00 per share, which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The Lender Warrant expired five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Lender Warrant included provisions that could result in a different settlement value for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities in the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded an increase in debt discount in the Consolidated Balance Sheets associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Consolidated Statements of Operations over the life of the Acquisition Term Loan and Consolidation Term Loan. The Company recorded a gain on the fair value of these warrants of $2,302 in the Consolidated Statements of Operations for the year ended December 31, 2022, which reflects the change in fair value from granting of the warrants through June 30, 2022, the effective date of the warrant agreement amendment.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expired five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it did not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant included provisions which could result in a different settlement value for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant was not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Consolidated Statements of Operations associated with the issuance of the Purchaser Warrant of $1,212. The Company recorded a gain on the fair value of the Purchaser Warrant of $649 in the Consolidated Statements of Operations for the year ended December 31, 2022, which reflects the change in fair value from granting of the warrants through June 30, 2022, the effective date of the warrant agreement amendment.

Effective June 30, 2022, the Company amended the terms of the Common Stock Warrant (2,388,836 warrants), Lender Warrant (1,731,499 warrants) and Purchaser Warrant (466,667 warrants). The amendments to such warrants removes the holder’s option to determine the value of such warrants utilizing the volume weighted average price (“VWAP”) of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants also extend the term of such warrants for an additional one year, such that the Common Stock Warrant will expire on February 3, 2028, and the Lender Warrant and Purchaser Warrant will expire on February 17, 2028.

As a result of the extension in term provided in exchange for the amendment, the Company reassessed the fair value of each of the Common Stock, Lender and Purchaser Warrants, resulting in the Company recording a loss on the fair value of these warrants of $345 in the Consolidated Statements of Operations for the year ended December 31, 2022. The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments in the Company’s Consolidated Financial Statements. As such, following recording the gains and losses with respect to these warrant amendments, the Company reclassified the warrant liability of $5,709 from noncurrent liabilities to additional paid-in-capital. These amounts are reflected as additional paid-in-capital in the Consolidated Balance Sheet as of December 31, 2022.

As of December 31, 2022, there remained outstanding 68,508 warrants which contain weighted average anti-dilution protection. During 2022, those warrants were subject to a downward adjustment in their strike price following completion of the Company’s issuance of common stock or common stock equivalents in (1) the Private Placement, (2) the Credit Agreement, and (3) the Waiver, each in February 2022. The strike prices prior to adjustment ranged from $16.83 to $17.31 and were adjusted to between $10.23 and $10.44, resulting in the Company recording an increase in additional paid-in-capital of $31 in the Consolidated Statements of Shareholders' Equity for the year ended December 31, 2022. The remaining weighted-average exercise price and weighted average contractual life of warrants subject to weighted average anti-dilution protection is $10.41 and 0.24 years, respectively, as of December 31, 2022.

As of December 31, 2021, there remained outstanding 307,123 warrants which contain weighted average anti-dilution protection. During 2020, those warrants were subject to a downward adjustment in their strike price following completion of the Company’s issuance of common stock via at-the-market offering activities. The strike prices prior to adjustment ranged from $18.27 to $18.75 and were adjusted to between $17.40 and $17.88. The remaining weighted-average contractual life of warrants subject to weighted average anti-dilution protection is 1.71 years as of December 31, 2021.

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options as of December 31, 2022 is included below:

Time Vesting Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	-	-	$-	-	$-
$4.01 - $8.00	566,673	7.63	7,42	352,227	$7.47
8.01+	96,237	3.02	25.37	96,237	$25.37
	662,910	6.96	$10.02	448,464

Performance Vesting Options

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	-	-	$-	-	$-
$4.01 - $8.00	240,000	7.42	$7.59	80,000	$7.59
8.01+	-	-	$-	-	$-
	240,000	7.42	$7.59	80,000

Market Vesting Options

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	633,334	2.13	$3.00	-	$-
$4.01 - $8.00	-	-	$-	-	$-
8.01+	-	-	$-	-	$-
	633,334	2.13	$3.00	-

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2021	-	-	689,603	10.44	266,667	$7.59
Granted	633,334	3.00	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	(26,712)	8.37	(26,667)	7.59
Balance, December 31, 2022	633,334	1.00	662,891	10.02	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 6.7 years as of December 31, 2022.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

Amendment to Performance Options

On June 1, 2020, Rick Mills, CEO, and Will Logan, CFO, were issued ten-year options to purchase 160,000 and 80,000 shares of common stock (the “Performance Options”), respectively, which vest in equal installments over a three-year period (2020-2022), subject to satisfying the Company revenue target and EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. The Performance Options includes a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year.

On June 15, 2022, the Board approved of an amendment to the Performance Options to provide that the revenue target for the calendar year 2022 set forth therein ($38,000) is eliminated, and the remaining shares that are available for vesting under the Performance Options (106,667 unvested shares for Mr. Mills and 53,334 for Mr. Logan) (including the unvested portions of shares based on the satisfaction of the revenue targets for 2020 and 2021 by virtue of the catch-up provisions in the Performance Options) will fully vest upon the achievement of an updated EBITDA target for calendar year 2022 of $3,600.

The Performance Options state that the calculation of EBITDA set forth in the Performance Options shall be calculated in a form consistent with the Company’s 2022 approved budget, which

(i) excludes any impact on EBITDA of:

(a) the accounting treatment (including any "mark-to-market accounting") of the Company's warrants or the "Guaranteed Consideration" (as defined in the Merger Agreement),

(b) non-recurring transaction expenses associated with the Merger and the capital raising financing activities of the Company to effectuate the Merger, and

(c) any write-down or write-off of any Company inventory of Safe Space Solutions products.

(ii) includes deductions related to any cash or stock bonuses paid or payable to any employees of the Company for services provided in calendar year 2022 (even if such bonuses are actually paid after calendar year 2022), including bonuses paid pursuant to the terms of the 2022 Cash Bonus Plan (as described below) (collectively, the “EBITDA Calculations”).

The exercise price of the foregoing options is $7.59 per share, the closing price of the Company’s common stock on the date of issuance. The options were issued from the 2014 Stock Incentive Plan. The fair value of the options on the grant date was $5.61 and was determined using the Black-Scholes model. These values were calculated using the same weighted average assumptions as the time vesting options issued. Performance against the identified EBITDA target is assessed quarterly by the Company in order to determine whether any compensation expense should be recorded.

For the year ended December 31, 2022, the Company recognized $849 in stock-based compensation expense related to the Performance Options, net of a benefit of $50 recorded for forfeiture awards, as the Company achieved the specified performance target for the performance period.

Issuance of New Options

On June 15, 2022, Messrs. Mills and Logan received ten-year options to purchase 333,334 and 200,000 shares of common stock, respectively (the “New Options”). The New Options are eligible to vest at any time on or prior to February 17, 2025 if the trailing 10-trading day volume-weighted average price (“VWAP”) of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeds the share price targets below, subject to such executive serving the Company as a director, officer, employee or consultant at such time:

	Share Price Targets
						Guaranteed	Total
Executive	$6.00	$9.00	$12.00	$15.00	$18.00	Price	Shares
Mills Shares Vested	16,667	33,334	50,000	66,667	83,333	83,333	333,334
Logan Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000

Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

The “Guaranteed Price” has the meaning ascribed to such term in the Merger Agreement, which means $19.20 per share.

The exercise price of the New Options is $3.00 per share, which exceeds the closing price of the Company’s common stock on the date of issuance. The New Options are issued from the Company’s 2014 Stock Incentive Plan, as amended. An additional 100,000 options with identical market vesting restrictions were issued to non-executives during the year ended December 31, 2022.

The fair value of the options on the grant date varied between $0.63 and $1.11 per award as determined using the Monte Carlo model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	3.30%
Expected term (in years)	2.68
Expected price volatility	123.53%
Dividend yield	0%

At December 31, 2022, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the year-ended December 31, 2022 the Company recorded $7 of compensation expense. These awards have not yet vested and are subject to actual share price performance through February 2025. Should any target not be achieved, any amounts recorded as expense in the Consolidated Statements of Operations related to that tranche would be reversed.

On November 17, 2021, Creative Realities’ Board of Directors updated its director compensation plan to compensate non-officer directors resulting in the Company granting 10-year options to purchase an aggregate of 85,000 shares of its common stock to non-employee directors of the Company under the Company’s 2014 Stock Incentive Plan (the “Plan”). One-third of the options vested immediately, with the half of the remaining options vesting at each of the first and second anniversaries of the grant date. The options have an exercise price of $6.63, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $5.23 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	1.60%
Expected term (in years)	6.25
Expected price volatility	97.78%
Dividend yield	0%

On June 1, 2020 the Board of Directors of the Company granted 10-year options to purchase an aggregate of 526,667 shares of its common stock to employees of the Company subject to shareholder approval of an increase in the reserve of shares authorized for issuance under the Company’s 2014 Stock Incentive Plan (the “Plan”). On July 10, 2020, the Company held a special meeting of the Company’s shareholders at which the shareholders approved the amendment to the Plan, which increased the reserve of shares authorized for issuance thereunder to 2,000,000 shares.

The options awarded vest over 3 years and have an exercise price of $7.59, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $5.61 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	0.66%
Expected term (in years)	6.25
Expected price volatility	89.18%
Dividend yield	0%

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 573,334 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 233,334 shares for purchase by the Company’s employees. There are 4,002 options outstanding under the 2006 Equity Incentive Plan.

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000.  Following a 1-for-3 reverse stock split, the shares authorized for issuance under the Company's 2014 Stock Incentive Plan was reduced to 2,000,000. There are 1,532,242 options outstanding under the 2014 Stock Incentive Plan.

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the years ended  December 31, 2022 and 2021 of $1,689 and $1,494, respectively, was included in general and administrative expense in the Consolidated Financial Statements.

At December 31, 2022, there was approximately $843 and $1,360 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria for employees, respectively. Generally, expense related to the time vesting options will be recognized over the next two- and one-half years and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board of Directors, for the years ended  December 31, 2022 and 2021 of $198 and $398, respectively, was included in general and administrative expense in the Consolidated Financial Statements. At December 31, 2022, there was approximately $62 of total unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors. Generally, expense related to the time vesting options will be recognized over the next two- years and will be adjusted for any future forfeitures as they occur.

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided.

During the year ended December 31, 2022, the Company issued or accrued shares issuable in exchange for services in the amount of $125. $15 of the compensation expense was recorded as capitalized software.

NOTE 14: LEASES

The Company's lease portfolio is primarily comprised of operating leases for offices. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.  Leases are classified as operating or finance leases at the commencement date of the lease.

Operating lease right of use assets and obligations are recognized within the Consolidated Balance Sheets based on the present value of lease payments over the lease term.  As the implicit rate is generally not readily determinable for most leases, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar term in a similar economic environment.  Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Leases may include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the year-ended December 31, 2022 and 2021, the Company recognized $579 and $379, respectively, of operating lease expense.  Operating lease expense is recognized within general and administrative expenses in the Consolidated Statements of Operations.

The following table provides lease term and discount rate information related to operating leases as of December 31, 2022:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2022	2021
Weighted Average Remaining Lease Term
Operating leases (in years)	3.2	2.8

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2022:

Operating
(in thousands)	Leases
2023	$755
2024	459
2025	455
2026	112
2027	86
Total undiscounted cash flows	1,867
Less imputed interest	(283)
Present value of lease liabilities	1,584

Current maturities of operating leases	711
Long-term obligations under operating leases	873
Present value of lease liabilities	$1,584

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31,	December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$597	$383

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

The Company contributed $142 and $19 to employee retirement plans for the year-ended December 31, 2022 and 2021, respectively.

NOTE 16: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS/VENDORS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended  December 31, 2022 and 2021 were in the United States and Canada.

Significant Customers

We had three (3) and two (2) customers that accounted for 44.0% and 41.1% of revenue for the years ended December 31, 2022 and 2021, respectively.

We had three (3) and two (2) customers that in the aggregate accounted for 49.2% and 56.6% of accounts receivable as of December 31, 2022 and December 31, 2021, respectively.

Significant Vendors

We had one (1) and three (3) vendors that accounted for 30.1% and 69.1% of outstanding accounts payable at December 31, 2022 and December 31, 2021, respectively.

NOTE 17: SUBSEQUENT EVENTS

Second Amendment to Merger Agreement

On February 11, 2023, the Company, Reflect and the Stockholders’ Representative, executed a Second Amendment to the Merger Agreement. The Second Amendment to the Merger Agreement provides that, among other things, the cash merger consideration payable in the Merger should be reduced by $242, or the “Claim Amount,” subject to a reduction in the Claim Amount to the extent that Reflect or Creative Realities receive payments of certain accounts receivable of Reflect, up to $27. An employer retention credit of $242 (the “ERC”) based on the operations of Reflect pre-Merger remains outstanding and will be paid to the Stockholders’ Representative for the benefit of former Reflect stockholders upon receipt, subject to the offset rights of Creative Realities described below.

Secured Promissory Note

On  February 11, 2023, the Company and the Stockholders’ Representative executed an amendment, or the “Note Amendment,” to the Secured Promissory Note. The Secured Promissory Note required Creative Realities to pay to the Stockholders’ Representative a balloon payment of $1,250, plus all accrued and unpaid interest, on its stated maturity date, February 17, 2023. The Note Amendment eliminates the balloon payment, extending the maturity date for a one-year period, to February 17, 2024. During the extended period, Creative Realities will continue to make monthly principal payments of $104, and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which will accrue and is payable in full on the new maturity date.

Offset Rights; Payment of Claim Amount

In light of the possible collection of the ERC and the Note Amendment, the parties agreed that the Claim Amount would be reduced by the amount of any ERC received by Creative Realities or Reflect prior to the maturity date of the Secured Promissory Note. If the Claim Amount exceeds the remaining amounts payable under the Secured Promissory Note on any payment date, Creative Realities may reduce the amount of the Secured Promissory Note, and the Claim Amount will be reduced on a dollar-for-dollar basis.

Escrow Agreement

In light of the resolution of the Claim Amount, the parties agreed to release the $250 escrow funds, plus interest, to the Stockholders’ Representative, which was placed in escrow at the closing of the Merger to be released once the Claim Amount was paid.

The parties also amended the Escrow Agreement executed at the closing of the Merger (the “Escrow Amendment”) to extend the period for which the escrow agent therein would accept monthly payments of the Secured Promissory Note until the extended maturity date, February 17, 2024.

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a one-for-three stock split of the shares of the Company's common stock, par value $0.01 per share.

As a result of the reverse stock split, effective 12:01 am on March 27, 2023, every three shares of common stock then-issued and outstanding automatically combined into one share of common stock, with no change in par value per share.  No fractional shares were outstanding following the reverse stock split and any fractional shares resulting from the reverse split were rounded up to the nearest whole share of common stock.  In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 200,000,000 shares to 66,666,666 shares in proportion to the reverse stock split.

Effective as of the same time as the reverse stock split, the number of shares of common stock available for issuance under the Company's equity compensation plans were reduced in proportion to the reverse stock split.  The reverse stock split also resulted in the number of shares of shares of common stock issuable upon exercise of outstanding warrants, or the exercise or vesting of equity awards, in proportion to the reverse stock split and caused a proportionate increase in exercise price or share-based performance criteria, where applicable.