Form 10-Q
period 2023-03-31
CREATIVE REALITIES, INC.
filed 2023-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-33169

Creative Realities, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1967918
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

13100 Magisterial Drive, Suite 100, Louisville KY	40223
Address of Principal Executive Offices	Zip Code

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2023, the registrant had 7,409,027 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,905	$1,633
Accounts receivable, net	6,849	8,263
Work-in-process and inventories, net	1,479	2,267
Prepaid expenses and other current assets	804	1,819
Total current assets	$13,037	$13,982
Property and equipment, net	245	201
Operating lease right-of-use assets	1,504	1,584
Intangibles, net	23,819	23,752
Goodwill	26,453	26,453
Other assets	44	43
TOTAL ASSETS	$65,102	$66,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,087	$3,757
Accrued expenses	3,726	3,828
Deferred revenues	3,605	1,223
Customer deposits	785	2,478
Current maturities of operating leases	712	711
Short-term portion of Secured Promissory Note	1,146	1,248
Short-term portion of related party Consolidation Term Loan, net of $747 and $745 discount, respectively	2,048	1,251
Short-term related party Term Loan (2022)	1,750	2,000
Total current liabilities	16,859	16,496
Long-term Secured Promissory Note	-	208
Long-term related party Acquisition Term Loan, net of $1,312 and $1,484 discount, respectively	8,688	8,516
Long-term related party Consolidation Term Loan, net of $654 and $840 discount, respectively	3,736	4,349
Long-term obligations under operating leases	792	873
Contingent acquisition consideration, at fair value	9,865	9,789
Other liabilities	80	205
TOTAL LIABILITIES	40,020	40,436

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 66,666 shares authorized; 7,394 and 7,266 shares issued and outstanding, respectively	74	72
Additional paid-in capital	76,417	75,916
Accumulated deficit	(51,409)	(50,409)
Total shareholders’ equity	25,082	25,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,102	$66,015

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Sales
Hardware	$4,322	$6,459
Services and other	5,622	4,298
Total sales	9,944	10,757
Cost of sales
Hardware	3,206	5,382
Services and other	1,649	1,483
Total cost of sales	4,855	6,865
Gross profit	5,089	3,892
Operating expenses:
Sales and marketing expenses	1,136	707
Research and development expenses	366	241
General and administrative expenses	2,898	2,860
Depreciation and amortization expense	779	707
Deal and transaction expenses	-	391
Total operating expenses	5,179	4,906
Operating loss	(90)	(1,014)

Other income (expenses):
Interest expense, including amortization of debt discount	(803)	(449)
Change in fair value of warrant liability	-	5,469
Change in fair value of equity guarantee	(76)	-
Loss on extinguishment/settlement of obligations	-	(295)
Loss on debt waiver consent	-	(1,212)
Other income	12	6
Total other income (expense)	(867)	3,519
Net (loss) income before income taxes	(957)	2,505
Provision for income taxes	(43)	(3)
Net (loss) income	$(1,000)	$2,502
Basic (loss) earnings per common share	$(0.14)	$0.51
Diluted (loss) earnings per common share	$(0.14)	$0.51
Weighted average shares outstanding - basic	7,351	4,873
Weighted average shares outstanding - diluted	7,351	4,873

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net (loss) income	$(1,000)	$2,502
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	779	707
Amortization of debt discount	356	181
Amortization of stock-based compensation	298	551
Employee Retention and other Government Credits	-	16
Loss on extinguishment of debt	-	295
Loss on debt waiver consent	-	1,212
Bad debt expense	237	116
Gain on change in fair value of warrants	-	(5,469)
Loss on change in fair value of contingent consideration	76	-
Deferred income taxes	24	-
Changes to operating assets and liabilities:
Accounts receivable	1,177	(3,724)
Work-in-process and inventories	788	52
Prepaid expenses and other current assets	1,015	777
Accounts payable	(486)	2,292
Accrued expenses	(45)	35
Deferred revenues	2,382	1,901
Customer deposits	(1,693)	(213)
Other	(40)	(30)
Net cash provided by operating activities	3,868	1,201
Investing activities
Acquisition of business, net of cash acquired	-	(17,184)
Purchases of property and equipment	(31)	(10)
Capitalization of labor for software development	(1,003)	(775)
Net cash used in investing activities	(1,034)	(17,969)
Financing activities
Principal payments on finance leases	(2)	-
Proceeds from sale of common stock in PIPE, net of offering expenses	-	1,814
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	-	8,295
Proceeds from Acquisition Loan, net of offering expenses	-	9,868
Repayment of Term Loan (2022)	(250)	-
Repayment of Secured Promissory Note	(310)	(104)
Net cash (used in) provided by financing activities	(562)	19,873
Increase in Cash and Cash Equivalents	2,272	3,105
Cash and Cash Equivalents, beginning of period	1,633	2,883
Cash and Cash Equivalents, end of period	$3,905	$5,988

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	243	-	243
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	13,934	-	25	-	25
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Net loss	-	-	-	(1,000)	(1,000)
Balance as of March 31, 2023	7,394,407	$74	$76,417	$(51,409)	$25,082

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2021	4,002,843	$40	$60,943	$(52,254)	$8,729
Stock-based compensation	-	-	551	-	551
Shares issued and warrants exercised in private investment in public entity ("PIPE")	2,388,835	24	2,254	-	2,278
Shares issued in Reflect Systems, Inc. Merger	833,334	8	4,992	-	5,000
Warrant repricing events	-	-	31	(31)	-
Net income	-	-	-	2,502	2,502
Balance as of March 31, 2022	7,225,012	$72	$68,771	$(49,783)	$19,060

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc. ("Allure), a Georgia corporation, Creative Realities Canada, Inc., a Canadian corporation, and Reflect Systems, Inc. ("Reflect"), a Delaware corporation.

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a 1-for-3 reverse stock split of the shares of the Company's common stock, par value $0.01 per share.  All share and per share information (including share and per share information related to share-based compensation) has been retroactively adjusted to reflect the reverse stock split within this Quarterly Report on Form 10-Q.

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

Effective as of the same time as the reverse stock split, the number of shares of common stock available for issuance under the Company's equity compensation plans were reduced in proportion to the reverse stock split.  The reverse stock split also resulted in reductions in the number of shares of common stock issuable upon exercising or vesting of equity awards in proportion to the reverse stock split and proportionate increases in exercise price or share-based performance criteria, if any, applicable to such awards. Similarly, the number of shares of common stock issuable upon exercise of outstanding warrants were reduced in proportion to the reverse stock split, and the exercise prices of outstanding warrants were proportionately increased.

Liquidity and Financial Condition

The accompanying Condensed Consolidated Financial Statements have been prepared on the basis of the realization of assets and the satisfaction of liabilities and commitments in the normal course of business and do not include any adjustments to the recoverability and classifications of recorded assets and liabilities as a result of uncertainties.

At March 31, 2023, we have an accumulated deficit of $51,409, negative working capital of $3,822 and cash of $3,905. For the three months ended March 31, 2023, we incurred an operating loss of $90 and cash inflows from operations of $3,868. Our history of operating losses and near term cash obligations are indicators of substantial doubt about our ability to continue as a going concern. We obtained a continuing support letter from Slipstream Communications, LLC ("Slipstream") through May 31, 2024, which alleviated the substantial doubt about our ability to continue as a going concern. We can provide no assurance that our ongoing operational efforts will be successful, which could have a material adverse effect on our results of operations and cash flows.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the applicable instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2023.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

2. Recently Issued and Adopted Accounting Pronouncements

Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The ASU replaced the incurred loss methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted ASU No. 2016-13 on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements, as the Company's primary financial assets are its trade accounts receivable, which are short-term financings under industry standard credit and trade terms.

Debt. In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis, with early adoption permitted. We do not intend to early adopt this standard, nor do we expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

3. Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, applying the five-step model.

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

4. Allowance for Credit Losses

The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions, customer credit, and past transaction history with the customer. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2022 to March 31, 2023:

Balance as of December 31, 2022	$984
Amounts accrued	237
Write-offs charged against the allowance	(4)
Balance as of March 31, 2023	$1,217

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2023	2022
Raw materials, net of reserve	$741	$1,671
Work-in-process	738	596
Total inventories	$1,479	$2,267

The reserve for obsolete inventory at March 31, 2023 and December 31, 2022 was $1,777, of which $1,707 related to Safe Space Solutions.  The Company is no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions.

6. Impairment of Long-Lived Assets

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

7. Basic and Diluted (Loss)/Earnings per Common Share

Basic and diluted (loss)/earnings per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method.

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,339,582 and 6,910,962 at March 31, 2023 and 2022, respectively were excluded from the computation of (loss)/earnings per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2023 and December 31, 2022.

9. Goodwill and Intangible Assets

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

10. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: contingent purchase consideration valuation, allowance for credit losses, valuation allowances related to deferred taxes, the fair value of acquired assets and liabilities, the fair value of liabilities reliant upon the appraised fair value of the Company, valuation of stock-based compensation awards and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2023 and 2022:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2023	2022
Hardware	$4,322	$6,459

Services:
Installation Services	947	1,339
Software Development Services	531	191
Managed Services	4,072	2,703
Media Sales	72	65
Total Services	5,622	4,298

Total Hardware and Services	$9,944	$10,757

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

NOTE 5: BUSINESS COMBINATION

On November 12, 2021, the Company and Reflect, entered into an Agreement and Plan of Merger (as amended on February 8, 2022  and February 11, 2023, the “Merger Agreement") pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, or “Merger Sub,” would merge with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger (the "Closing").

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

Subject to the terms and conditions of the Merger Agreement, at the Closing, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 in cash, (ii) 777,778 shares of common stock of Creative Realities (valued based on an issuance price of $6 per share) (the “CREX Shares”), (iii) the Secured Promissory Note (as described below), and (iv) supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $19.20 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $21.60 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below).  At or before December 31, 2022, the condition of certain customers of Reflect collectively to achieve over 85,000 billable devices online was not met.  Accordingly, the contingent cash payment amount was reduced at December 31, 2022 from $21.60 per share to $19.20 per share, a reduction of $2.40 per share.

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

Retention Bonus Plan

On February 17, 2022, in connection with the Closing, the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,334 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% was paid on February 17, 2023 (the one-year anniversary of Closing) and 25% will be paid on February 17, 2024 (the two-year anniversary of the Closing). In connection with the closing of the Merger, the future cash payments due on the one-year and two-year anniversaries of the Closing were deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares was issued on February 17, 2023 (the one-year anniversary of Closing) and the remaining 25% of the value of such shares will be issued on February 17, 2024 (the two-year anniversary of the Closing). The shares issued on the Closing were valued at $6.00 per share. The shares issued on the one-year anniversary were valued at $2.22 based on the value of shares issuable divided by the trailing 10-day volume weighted average price ("VWAP") of the shares as of February 17, 2023 as reported on the Nasdaq Capital Market.  The Company issued 62,475 shares to key members of Reflect's management team pursuant to the Retention Bonus Plan. Certain participants made an election to have stock withheld to cover applicable withholding taxes.  In such cases, the Company reduced the stock award issued to the employee and settled the employees tax liability by remitting cash to the applicable taxing authorities. The shares to be issued on the two-year anniversary will be determined based on the value of shares issuable divided by the trailing 10-day VWAP of the shares as of February 17, 2024 as reported on the Nasdaq Capital Market.

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

Purchase price

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,334	(2)
Common stock issued to Reflect stockholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Earnout liability	10,862	(6)
Total consideration	36,360
Vendor deposit with the Company	(818)	(7)
Cash acquired	(812)	(8)
Net consideration transferred	$34,730

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund the Retention Bonus Plan per Merger Agreement.

(5)

The Secured Promissory Note accrued interest at 0.59% (the applicable federal rate at the time of issuance of the Secured Promissory Note) and required the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. On February 11, 2023, the Company and the Stockholders’ Representative executed an amendment (the “Note Amendment”) to the Secured Promissory Note. The Note Amendment eliminated the balloon payment, extending the maturity date for a one-year period, to February 17, 2024. During the extended period, the Company will continue to make monthly principal payments of $104, and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which will accrue and is payable in full on the new maturity date.

(6)

Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after February 17, 2025 (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $19.20 per share, multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement.

(7)	Prior to the Merger, Reflect had engaged the Company on a project and paid the Company a deposit of $818. These amounts reduced consideration paid by the Company in accordance with ASC 805.

(8)	Represents the Reflect cash balance acquired at Closing.

The Company incurred $391 of direct transaction costs related to the Reflect Merger for the three months ended March 31, 2022. These costs are included in deal and transaction expense in the accompanying Condensed Consolidated Statement of Operations.

The Company accounted for the Merger using the acquisition method of accounting. The final allocation of the purchase price is based on the fair value of assets acquired and liabilities assumed as of February 17, 2022, which included the following:

(in thousands)	Total
Accounts receivable	$1,359
Inventory	190
Prepaid expenses & other current assets	666
Property and equipment	96
Operating right of use assets	555
Other assets	36
Identified intangible assets:
Definite-lived trade names	960
Definite-lived Developed technology	5,130
Definite-lived Customer relationships	11,040
Definite-lived Noncompete agreements	30
Goodwill	18,935
Accounts payable	(104)
Accrued expenses	(483)
Customer deposits	(1,661)
Deferred revenues	(1,259)
Current maturities of operating leases	(277)
Long-term obligations under operating leases	(278)
Other liabilities	(205)
Net consideration transferred	$34,730

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

●

Trade name asset represents the Reflect brand name as marketed primarily as a full services digital software solution, marketed in numerous verticals with the exception of food service. The Company applied the income approach through an excess earnings analysis to determine the fair value of the trade name asset. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

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

The table below sets forth the valuation and amortization period of identifiable intangible assets:

(in thousands)	Valuation	Amortization Period (in years)
Identifiable definite-lived intangible assets:
Trade names	$960	5
Developed technology	5,130	10
Noncompete	30	2
Customer relationships	11,040	10
Total	$17,160

The Company estimated the preliminary fair value of the acquired property and equipment using a combination of the cost and market approaches, depending on the component. The fair value of such property and equipment is $96.

The excess of the purchase price over the fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Merger. These benefits include a comprehensive portfolio of iconic customer brands, complementary product offerings, enhanced national footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2023	2022
Supplemental non-cash Investing activities
Capitalized software in accounts payable	$369	$611
Property and equipment in accounts payable	$10	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$40	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$287	$321
Operating leases	$188	$75
Income taxes, net	$2	$-

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  March 31, 2023 and December 31, 2022:

	March 31,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	$4,546	$9,765	$4,354
Purchased and developed software	5,044	3,561	4,682	3,375
In-Process internally developed software platform	4,533	-	4,074	-
Customer relationships	15,000	3,173	15,000	2,849
Trademarks and trade names	1,600	856	1,600	808
Non-compete	30	17	30	13
	35,972	12,153	35,151	11,399
Accumulated amortization	12,153		11,399
Net book value of amortizable intangible assets	$23,819		$23,752

For the three months ended March 31, 2023 and 2022, amortization of intangible assets charged to operations was $754 and $680, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis at  September 30th each fiscal year, when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

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

At December 31, 2022, we concluded the decline in our market value represented an interim indicator of potential impairment.  Based on a quantitative assessment of our fair value performed at December 31, 2022, using the same approach as our annual impairment performed at September 30, described above, we concluded that the carrying value of our goodwill did not exceed the reporting unit fair value. No indicators of impairment were identified as of March 31, 2023. The Company recognizes that any differences between our actual and projected future results, or changes in our projected future results, could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of March 31, 2023
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	1,146	2/17/2024	-	4.60% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	1,750	9/1/2023	-	12.5% interest(4)
	Total debt, gross	20,081		1,731,499
	Debt discount	(2,713)
	Total debt, net	$17,368
	Less current maturities	(4,944)
	Long term debt	$12,424

As of December 31, 2022
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	1,456	2/17/2024	-	0.59% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	2,000	9/1/2023	-	12.5% interest(4)
	Total debt, gross	20,641		1,731,499
	Debt discount	(3,069)
	Total debt, net	$17,572
	Less current maturities	(4,499)
	Long term debt	$13,073

A – Acquisition Term Loan with related party

B – Secured Promissory Note

C – Consolidation Term Loan with related party

D – Term Loan (2022) with related party

(1)	8.0% cash interest per annum through maturity at February 15, 2025.
(2)

Annual interest rate on the outstanding principal increased from 0.59% to 4.60% per annum effective February 17, 2023 through maturity at February 17, 2024. Annual interest rate was 0.59% cash interest per annum (the applicable federal rate) through February 17, 2023.

(3)	10.0% cash interest per annum through maturity date at February 15, 2025.
(4)	Interest was paid-in-kind through October 2021, at which point interest became payable in cash at the stated interest rates through maturity.

Secured Promissory Note

On February 17, 2022, in connection with the Closing, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrued interest at 0.59% per annum (the applicable federal rate on the date of issuance of the Secured Promissory Note) and required the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal was due and payable on February 17, 2023. All payments under the Secured Promissory Note are paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on February 17, 2023 (the one-year anniversary of the Closing), at which time any remaining proceeds not subject to a pending indemnification claim would be paid to the exchange agent for payment to the Reflect stockholders pursuant to the Merger Agreement. The Secured Promissory Note is secured by a first-lien security interest in certain contracts of Reflect, including obligations arising out of those certain contracts. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

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

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their debt facilities with Slipstream, pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect, which became a wholly owned subsidiary of the Company as a result of the Closing on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295 during the three month period ending March 31, 2022, primarily associated with the write-off of pre-existing debt discounts.

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

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $356 and $162 for the three months ended March 31, 2023 and 2022, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

Effective June 30, 2022, the Company amended the terms of the Lender Warrant to remove the holder’s option to exercise such warrant on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and remove the condition to exercising such warrant that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the Lender Warrant also extend the term of such warrants for an additional one year, such that the Lender Warrant will expire on February 17, 2028. The foregoing amendments to the Lender Warrant caused such warrants to be accounted for as equity instruments in the Company’s Consolidated Financial Statements.

On October 31, 2022, the Borrowers and Slipstream amended the Credit Agreement to provide the Borrowers with a $2,000 term loan ("Term Loan (2022)"), the net proceeds of which were used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer. The Term Loan (2022) has an annual interest rate of 12.5% and matures on September 1, 2023. Commencing on February 1, 2023, the Borrowers will make monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the Term Loan (2022) through the maturity date.

NOTE 9: COMMITMENTS AND CONTINGENCIES

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of the Company’s wholly owned subsidiary, Allure, for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. On March 10, 2023, the Company, the supplier and the Allure customer reached a Settlement Agreement and Release of Claims ("Settlement Agreement"). Pursuant to the Settlement Agreement, the Company is obligated to pay $733; however, its insurer agreed to pay $700 of that amount.  Thus, the Company paid $33 of the settlement amount in April 2023.

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

As of March 31, 2023, we reported tax liability of $43. As of March 31, 2023, the net deferred tax liabilities totaled $52 after valuation allowance, compared to net tax liabilities of $28 at  December 31, 2022.

NOTE 11: WARRANTS

A summary of outstanding warrants is included below:

	Warrants
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Amount	Price	Life
Balance December 31, 2022	5,824,027	$6.56	4.21
Warrants expired	(20,577)	10.26	-
Balance March 31, 2023	5,803,450	$6.54	3.97

On February 3, 2022, the Company, entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 438,334 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 438,334 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,950,502 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 1,950,502 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.605, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.6047, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the three months ended March 31, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrant and concluded they do not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrant include provisions which could result in a different settlement value, for the Common Stock Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $3.2781 per warrant. At March 31, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $1.7445 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $3,664 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream 1,731,499 warrants with an exercise price of $6.00 per share which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The Lender Warrants expire five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Lender Warrant includes provisions which could result in a different settlement value, for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded an increase in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition Term Loan and Consolidation Term Loans. At March 31, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $1.626 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $1,408 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expires five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant includes provisions which could result in a different settlement value, for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,211. At March 31, 2022, the Company reassessed the fair value of the Purchase Warrant via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrant was $1.7445 per warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrant of $397 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022.

Effective June 30, 2022, the Company amended the terms of the Common Stock Warrant (2,388,836 warrants), Lender Warrant (1,731,499 warrants) and Purchaser Warrant (466,667 warrants). The amendments to such warrants removes the holder’s option to determine the value of such warrants utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants also extend the term of such warrants for an additional one year, such that the Common Stock Warrant will expire on February 3, 2028, and the Lender Warrant and Purchaser Warrant will expire on February 17, 2028

The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s Condensed Consolidated Financial Statements as of June 30, 2022. As such, the Company reclassified the warrant liability from noncurrent liabilities to additional paid-in-capital as of June 30, 2022. These amounts are reflected as additional paid-in-capital in the Condensed Consolidated Balance Sheet as of December 31, 2022.

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	7.39	$7.42	380,560	$7.40
$8.01+	96,125	2.78	25.22	96,125	$25.22
	662,798	6.72	$10.00	476,685

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	240,000	7.18	$7.59	240,000	$7.59
	240,000	7.18	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	633,334	1.89	$3.00	-	$-
	633,334	1.89	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2022	633,334	3.00	662,910	$10.02	240,000	$7.59
Forfeited or expired	-	-	(112)	162.00	-	-
Balance, March 31, 2023	633,334	3.00	662,798	10.00	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 6.7 years as of March 31, 2023.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under FASB ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

Amendment to Performance Options

On June 1, 2020, Rick Mills, CEO, and Will Logan, CFO, were issued ten-year options to purchase 160,000 and 80,000 shares of common stock (the “Performance Options”), respectively, which vest in equal installments over a three-year period (2020-2022), subject to satisfying the Company revenue targets and EBITDA (earnings before interest, taxes, depreciation and amortization) targets for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. The Performance Options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year.

On June 15, 2022, the Board approved of an amendment to the Performance Options to provide that the revenue target for the calendar year 2022 set forth therein ($38,000) was eliminated, and the remaining shares that are available for vesting under the Performance Options (106,667 unvested shares for Mr. Mills and 53,334 for Mr. Logan) (including the unvested portions of shares based on the satisfaction of the revenue targets for 2020 and 2021 by virtue of the catch-up provisions in the Performance Options) will fully vest upon the achievement of an updated EBITDA target for calendar year 2022 of $3,600.

The Performance Options state that the calculation of EBITDA set forth in the Performance Options shall be calculated in a form consistent with the Company’s 2022 approved budget, which

(i)	excludes any impact on EBITDA of:

(a) the accounting treatment (including any “mark-to-market accounting”) of the Company’s warrants or the Guaranteed Consideration (as defined in the Merger Agreement),

(b) non-recurring transaction expenses associated with the Merger and the capital raising financing activities of the Company to effectuate the Merger, and

(c) any write-down or write-off of any Company inventory of Safe Space Solutions products.

(ii) includes deductions related to any cash or stock bonuses paid or payable to any employees of the Company for services provided in calendar year 2022 (even if such bonuses are actually paid after calendar year 2022), including bonuses paid pursuant to the terms of the 2022 Cash Bonus Plan (as described below) (collectively, the “EBITDA Calculations”).

The unvested portion of the Performance Options as of December 31, 2022 vested in full effective March 30, 2023 upon confirmation by the Board of Directors of achievement of the performance metrics for the year ended December 31, 2022.

The exercise price of the foregoing options is $7.59 per share, the closing price of the Company’s common stock on the date of issuance (as adjusted by the Company's 1-for-3 reverse stock split in March 2023). The options were issued from the 2014 Stock Incentive Plan.

Issuance of New Options

On June 15, 2022, Messrs. Mills and Logan received ten-year options to purchase 333,334 and 200,000 shares of common stock, respectively (the “New Options”). The New Options are eligible to vest at any time on or prior to February 17, 2025 if the trailing 10-trading day VWAP of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeds the share price targets below, subject to such executive serving the Company as a director, officer, employee or consultant at such time:

	Share Price Target
						Guaranteed	Total
Executive	$6.00	$9.00	$12.00	$15.00	$18.00	Price	Shares
Mills Shares Vested	16,667	33,334	50,000	66,667	83,333	83,333	333,334
Logan Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000

Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

The “Guaranteed Price” has the meaning ascribed to such term in the Merger Agreement, which currently means $19.20 per share.

The exercise price of the New Options is $3.00 per share, which exceeded the closing price of the Company’s common stock on the date of issuance (as adjusted by the Company's 1-for-3 reverse stock split in March 2023). The New Options are issued from the Company’s 2014 Stock Incentive Plan, as amended. An additional 100,000 options with identical market vesting restrictions were issued to non-executives.

The fair value of the options on the grant date varied between $0.63 and $1.11 per award as determined using the Monte Carlo model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	3.30%
Expected term (in years)	2.68
Expected price volatility	123.53%
Dividend yield	0%

At March 31, 2023, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the three month period ending  March 31, 2023 the Company recorded $3 of compensation expense. These awards have not yet vested and are subject to actual share price performance through February 2025.

Stock Compensation Expense Information

ASC 718-10, Stock Compensation, requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Under the Amended and Restated 2006 Equity Incentive Plan, the Company reserved 573,334 shares for purchase by the Company’s employees and under the Amended and Restated 2006 Non-Employee Director Stock Option Plan the Company reserved 233,334 shares for purchase by the Company’s employees. There are 3,890 options outstanding under the 2006 Equity Incentive Plan.

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

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the three months ended March 31, 2023 and 2022 of $225 and $646, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At  March 31, 2023, there was approximately $148 and $471 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria for employees, respectively. Generally, expense related to the time vesting options will be recognized over the next year and will be adjusted for any future forfeitures as they occur. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board of Directors, for the three month period ended  March 31, 2023 and 2022 of $43 and $82, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. At March 31, 2023, there was approximately $107 of total unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors. Generally, expense related to the time vesting options will be recognized over the next year and will be adjusted for any future forfeitures as they occur.

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day VWAP for the last ten (10) days during the month of service provided.

During the three months ended March 31, 2023 and 2022, the Company issued or accrued shares issuable in exchange for services in the amount of $30 and 45, respectively.

NOTE 13: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two customers that in the aggregate accounted for 39.7% of accounts receivable at March 31, 2023 and three customers that in the aggregate accounted for 49.2% of accounts receivable at  December 31, 2022.

We had two customers that in the aggregate accounted for 44.5% of revenue for the three months ended  March 31, 2023, compared to three customers that in the aggregate accounted for 70.0% of revenue for the three months ended March 31, 2022.

Significant Vendors

We had two vendors that in the aggregate accounted for 45.6% of outstanding accounts payable at  March 31, 2023, and one vendor that accounted for 30.1% of outstanding accounts payable at  December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on March 30, 2023.

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

Through a combination of organically grown platforms and a series of strategic acquisitions, including our recent acquisition of Reflect in February 2022, the Company assist clients to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Client engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help clients achieve their business objectives in the most cost-effective manner possible.

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

Recent Developments

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a 1-for-3 stock split of the shares of the Company's common stock, par value $0.01 per share.

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

On May 1, 2023, we received a subsequent unsolicited proposal from Pegasus to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for a purchase price of $2.85 per share in cash. The Special Committee, in consultation with its financial and legal advisors, is carefully reviewing and considering the updated proposal to pursue the course of action that it believes is in the best interests of the Company’s shareholders. There can be no assurance that any revised proposal or definitive offer will be made or accepted, that any agreement will be executed, or that any transaction will be consummated.

Please see Note 5 Business Combinations, Note 8 Loans Payable, Note 11 Warrants, and Note 12 Stock-based Compensation to the Company’s Condensed Consolidated Financial Statements contained in this Report for a description of recent developments of the Company that occurred during, and subsequent to, the three months ended March 31, 2023.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended March 31,		Change
	2023	2022	$	%
Sales	$9,944	$10,757	$(813)	8%
Cost of sales	4,855	6,865	$(2,010)	29%
Gross profit	5,089	3,892	1,197	31%
Sales and marketing expenses	1,136	707	429	61%
Research and development expenses	366	241	125	52%
General and administrative expenses	2,898	2,860	38	1%
Depreciation and amortization expense	779	707	72	10%
Deal and transaction expense	-	391	(391)	100%
Total operating expenses	5,179	4,906	273	6%
Operating loss	(90)	(1,014)	924	91%
Other income/(expenses):
Interest expense	(803)	(449)	(354)	79%
Change in fair value of warrant liability	-	5,469	(5,469)	100%
Change in fair value of equity guarantee	(76)	-	(76)	100%
Loss on extinguishment of debt	-	(295)	295	100%
Loss on debt waiver consent	-	(1,212)	1,212	100%
Other income/(expense)	12	6	6	100%
Total other income/(expense)	(867)	3,519	(4,386)	125%
Net (loss) before income taxes	(957)	2,505	(3,462)	138%
Provision for income taxes	(43)	(3)	(40)	1,333%
Net loss	$(1,000)	$2,502	(3,502)	140%

Sales

Sales were $9,944, representing a decrease of $813, or 8%, as compared to the same period in 2022. Hardware revenues were $4,322 for the three month period ending March 31, 2023, a decrease of $2,137, or 33%, as compared to the prior year which included a hardware refresh for two significant customers in the prior year that did not recur in the current year. Services and other revenues were $5,622 for the three month period ended March 31, 2023, an increase of $1,324, or 31%, driven by growth in managed services revenue. Managed services revenue, which includes both software-as-a-service (“SaaS”) and help desk technical subscription services, were $4,072 in the three months ended March 31, 2023 as compared to $2,703 in the same period in 2022, driven by expansion in the Company's SaaS revenue and the inclusion of Reflect revenue for a full three months in the current year as compared to approximately one and one half months during the three months ended March 31, 2022 as a result of the Merger closing on February 17, 2022. This represents a year-over-year growth rate of 51% in our higher margin, typically subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $1,197, or 31% during the three months ended March 31, 2023 as compared to the same period in 2022 driven by an increase in (1) managed services revenue of $1,369 due to expansion in software subscription revenues and the inclusion of such revenues from Reflect for the full period in the current year as compared to approximately half the period in the prior year following the Merger on February 17, 2022, (2) software development revenue of $340 which has a higher contribution margin than other services, and (3) improvements in hardware gross margins as a result of a significant deployment with gross margin of approximately 25%.

Gross profit margin increased to 51.2% during the three months ended March 31, 2023, from 36.2% in the same period in 2022 driven by more favorable revenue mix during the three months ended March 31, 2023 as managed services, which includes high margin SaaS revenues, increased to 41% of total revenue as compared to 25% of total revenues in the three months ended March 31, 2022. The increase as a result of margin expansion in hardware and mix associated with increased managed services was partially offset by reduced revenue in the current year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $429, or 61%, driven primarily by (i) the acquisition of Reflect via the Merger on February 17, 2022, and (ii) the Company’s enhanced investments into sales and marketing activities post-COVID-19 pandemic. Immediately following the Merger, the Company integrated the sales and marketing functions and did not disaggregate expenses between the two legacy companies. Following the Merger and through integration activities between the date of the Merger and March 31, 2023, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were undercapitalized historically by the Company. Additionally, through completion of the Merger, the Company acquired a media sales business unit that sells advertising on behalf of our customers to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Condensed Consolidated Statement of Operations. As a result, we expect the sales and marketing expenses of the Company for the three months ended March 31, 2023 to adequately reflect the pace for spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. Research and development expenses increased by $125, or 52%, for the three months period ended March 31, 2023 as compared to the same period in 2022 driven primarily by the completion of the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given current competitive employment market conditions with respect to talented software engineers. We have integrated the pre-existing CRI development team with the acquired Reflect team and have experienced enhanced speed to market on new feature and functionality development activities from increasing our development team. We expect a continued elevated level of capitalized activity through the third quarter of 2023 associated with a customer-facing opportunity, followed by a return to spending levels consistent with the Company’s results for the second quarter of 2022, which adequately reflect the pace for spend in these areas in future reporting periods.

General and Administrative Expenses

General and administrative expenses were effectively flat, increasing $38, or 1%. As compared to the three months ended March 31, 2022, the Company experienced decreases of (1) $283 in stock compensation expense as all expense associated with outstanding performance awards was recorded as of December 31, 2022, and (2) reductions in certain expenses following completion of integration activities/projects completed during 2022 following the Reflect Merger (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools) that materialized through the balance of 2022. These decreases were partially offset by increases of (1) $117 in increased personnel costs, (2) $122 in legal expenses associated with the Company's establishment of a Special Committee of the Board of Directors to consider and respond to an unsolicited proposal of a Company shareholder to acquire certain outstanding shares of common stock of the Company and settlement of two open litigation matters during the period, and (3) other operating costs, each primarily associated with the consolidation of Reflect for three months in 2023 as compared to forty three (43) days during the three months ended March 31, 2022 as a result of completion of the Reflect Merger on February 17, 2022.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $72, or 10%, in the three months ended March 31, 2023 compared to the same period in 2022. This was driven by the addition of $17,160 in amortizing intangible assets on February 17, 2022, as a result of the Merger.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in Fair Value of Warrant Liability

During the three month period ended March 31, 2022, the Company recorded a gain of $5,469 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.

Effective June 30, 2022, the Company amended the terms of certain warrants previously issued to its creditor and an investor, which removed the holder’s option to exercise such warrants on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which has already been obtained). The amendments to the warrants extended the term of such warrants for an additional one year. As a result of the extension in term provided in exchange for the amendment (collectively, the "Warrant Amendment"). The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments in the Company’s Condensed Consolidated Financial Statements.

Changes in fair value of equity guarantee

The Company has contingent consideration arrangements related to the Merger to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. Such contingent consideration arrangements are recorded at fair value and are classified as liabilities on the acquisition date and are remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model. The change in the period represents the mark-to-market adjustment as of the balance sheet dates.

Loss on extinguishment of debt

During the three months ended March 31, 2022, the Company refinanced its debt facilities with Slipstream. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts. No such transactions occurred in the current period.

Loss on debt waiver consent

During the three months ended March 31, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Company's credit agreement with Slipstream Communications, the Company paid consideration to such investor in the form of the Purchaser Warrant to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant was equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant became exercisable on August 17, 2022. The Purchaser Warrant expires six years from the date of issuance following execution of the Warrant Amendment. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,212 for the three months ended March 31, 2022. No such transactions occurred in the current period.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
	March 31	December 31	September 30	June 30	March 31
Quarters ended	2023	2022	2022	2022	2022
GAAP net income (loss)	$(1,000)	$(1,334)	$(554)	$1,262	$2,502
Interest expense:
Amortization of debt discount	356	364	363	360	181
Other interest, net	447	423	394	390	268
Depreciation/amortization:
Amortization of intangible assets	754	743	848	431	680
Amortization of employee share-based awards	225	448	456	316	469
Depreciation of property, equipment	25	30	37	37	27
Income tax expense/(benefit)	43	33	(10)	53	3
EBITDA	$850	$707	$1,534	$2,849	$4,130
Adjustments
Gain on fair value of warrant liability	-	-	-	(2,433)	(5,469)
(Gain)/loss on settlement of obligations	-	-	(37)	(21)	295
Loss on debt waiver consent	-	-	-	-	1,212
Loss on warrant amendment	-	-	-	345	-
(Gain)/loss on fair value of equity guarantee	76	(705)	(442)	73	-
Disposal of Safe Space Solutions inventory	-	909	-	-	-
Deal and transaction expenses	-	54	110	37	391
Other (income)/expense	(12)	7	2	1	(6)
Stock-based compensation – Director grants	43	56	82	82	82
Adjusted EBITDA	$957	1,028	1,249	933	635

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The cash provided by operating activities were $3,868 for the three months ended March 31, 2023 compared to $1,201 for the same period in 2022. Cash provided by operating activities in the three month period ending March 31, 2023, was driven by a reduction in accounts receivable and prepaid assets of $1,177 and $1,015, respectively.  In addition, deferred revenue increased $2,382, partially offset by a decrease in customer deposits of $1,693.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $1,034 compared to $17,969 during the same period in 2022. The use of cash in the prior year was driven by completion of the Merger. We currently do not have any material commitments for capital expenditures as of March 31, 2023; however, we anticipate continued elevated capital expenditures in excess of historical trends through third quarter of 2023 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 was ($562) compared to net cash provided by financing activities of $19,873 for the same period in 2022. The change is the result of the Company’s completion of equity and debt financing in the first quarter of 2022 to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.  Net cash used in financing activities during the three month period ended March 31, 2023, primarily represents repayments made on the Secured Promissory Note and Term Loan (2022) of $310 and $250, respectively.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Second Amendment to Merger Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.2	Amendment to Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.3	Amendment to Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 15, 2023).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 15, 2023	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer