Form 10-Q
period 2023-06-30
CREATIVE REALITIES, INC.
filed 2023-08-04
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 4, 2023, the registrant had 7,409,027 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,264	$1,633
Accounts receivable, net	6,496	8,263
Work-in-process and inventories, net	1,148	2,267
Prepaid expenses and other current assets	784	1,819
Total current assets	$11,692	$13,982
Property and equipment, net	453	201
Operating lease right-of-use assets	1,356	1,584
Intangibles, net	23,936	23,752
Goodwill	26,453	26,453
Other assets	44	43
TOTAL ASSETS	$63,934	$66,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,892	$3,757
Accrued expenses	3,217	3,828
Deferred revenues	2,827	1,223
Customer deposits	3,985	2,478
Current maturities of operating leases	645	711
Short-term portion of Secured Promissory Note	833	1,248
Short-term portion of related party Consolidation Term Loan, net of $747 and $745 discount, respectively	3,245	1,251
Short-term related party Term Loan (2022)	119	2,000
Total current liabilities	17,763	16,496
Long-term Secured Promissory Note	-	208
Long-term related party Acquisition Term Loan, net of $1,139 and $1,484 discount, respectively	8,861	8,516
Long-term related party Consolidation Term Loan, net of $469 and $840 discount, respectively	2,724	4,349
Long-term obligations under operating leases	711	873
Contingent acquisition consideration, at fair value	9,881	9,789
Other liabilities	136	205
TOTAL LIABILITIES	40,076	40,436

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 66,666 shares authorized; 7,409 and 7,266 shares issued and outstanding, respectively	74	72
Additional paid-in capital	76,618	75,916
Accumulated deficit	(52,834)	(50,409)
Total shareholders’ equity	23,858	25,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,934	$66,015

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales
Hardware	$3,437	$5,667	$7,759	$12,126
Services and other	5,759	5,256	11,381	9,554
Total sales	9,196	10,923	19,140	21,680
Cost of sales
Hardware	2,724	4,610	5,930	9,992
Services and other	2,174	1,651	3,823	3,134
Total cost of sales	4,898	6,261	9,753	13,126
Gross profit	4,298	4,662	9,387	8,554
Operating expenses:
Sales and marketing expenses	1,229	1,147	2,365	1,854
Research and development expenses	377	418	743	659
General and administrative expenses	2,595	2,562	5,493	5,422
Depreciation and amortization expense	797	468	1,576	1,175
Deal and transaction expenses	-	37	-	428
Total operating expenses	4,998	4,632	10,177	9,538
Operating income/(loss)	(700)	30	(790)	(984)

Other income (expenses):
Interest expense, including amortization of debt discount	(787)	(750)	(1,590)	(1,199)
Change in fair value of warrant liability	-	2,433	-	7,902
Change in fair value of equity guarantee	(16)	(73)	(92)	(73)
Loss on debt waiver consent	-	-	-	(1,212)
Loss on warrant amendment	-	(345)	-	(345)
Gain/(loss) on settlement of obligations	-	21	-	(274)
Other income (expense)	123	(1)	135	5
Total other income (expense)	(680)	1,285	(1,547)	4,804
Net (loss) income before income taxes	(1,380)	1,315	(2,337)	3,820
Provision for income taxes	(45)	(53)	(88)	(56)
Net (loss) income	$(1,425)	$1,262	$(2,425)	$3,764
Basic (loss) earnings per common share	$(0.19)	$0.17	$(0.33)	$0.62
Diluted (loss) earnings per common share	$(0.19)	$0.17	$(0.33)	$0.62
Weighted average shares outstanding - basic	7,406	7,234	7,379	6,060
Weighted average shares outstanding - diluted	7,406	7,234	7,379	6,060

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net (loss) income	$(2,425)	$3,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,576	1,175
Amortization of debt discount	714	541
Amortization of stock-based compensation	493	1,014
Loss on debt waiver consent	-	1,212
Loss on warrant amendment	-	345
Change on change in fair value of warrants	-	274
Bad debt expense	309	106
Gain on change in fair value of warrants	-	(7,902)
Loss on change in fair value of contingent consideration	92	73
Deferred income taxes	46	-
Changes to operating assets and liabilities:
Accounts receivable	1,458	(4,035)
Work-in-process and inventories	1,119	(562)
Prepaid expenses and other current assets	1,035	(811)
Accounts payable	(585)	2,487
Accrued expenses	(559)	229
Deferred revenues	1,604	1,178
Customer deposits	1,507	809
Other	(40)	40
Net cash provided by (used in) operating activities	6,344	(63)
Investing activities
Acquisition of business, net of cash acquired	-	(17,186)
Purchases of property and equipment	(219)	(32)
Capitalization of labor for software development	(1,984)	(2,328)
Net cash used in investing activities	(2,203)	(19,546)
Financing activities
Principal payments on finance leases	(6)	-
Proceeds from sale of common stock in PIPE, net of offering expenses	-	1,814
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	-	8,295
Proceeds from Acquisition Loan, net of offering expenses	-	9,868
Repayment of Term Loan (2022)	(1,881)	-
Repayment of Secured Promissory Note	(623)	(411)
Net cash (used in) provided by financing activities	(2,510)	19,566
Increase (decrease) in Cash and Cash Equivalents	1,631	(43)
Cash and Cash Equivalents, beginning of period	1,633	2,883
Cash and Cash Equivalents, end of period	$3,264	$2,840

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended June 30, 2023
Balance as of March 31, 2023	7,394,407	$74	$76,417	$(51,409)	$25,082
Stock-based compensation	-	-	171	-	171
Stock-based compensation issued to vendors	14,620	-	30	-	30
Net loss	-	-	-	(1,425)	(1,425)
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Six Months Ended June 30, 2023
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	414	-	414
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Net loss	-	-	-	(2,425)	(2,425)
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three Months Ended June 30, 2022
Balance as of March 31, 2022	7,225,012	$72	$68,771	$(49,783)	$19,060
Stock-based compensation	-	-	341	-	341
Stock-based compensation issued to vendors	22,943	-	65	-	65
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	1,262	1,262
Balance as of June 30, 2022	7,247,955	$72	$74,886	$(48,521)	$26,437

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Six Months Ended June 30, 2022
Balance as of December 31, 2021	4,002,843	$40	$60,943	$(52,254)	$8,729
Stock-based compensation	-	-	892	-	892
Shares issued to vendors as compensation	22,943	-	65	-	65
Shares issued and warrants exercised in private investment in public entity ("PIPE")	2,388,835	24	2,254	-	2,278
Shares issued in Reflect Systems, Inc. Merger	833,334	8	4,992	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	3,764	3,764
Balance as of June 30, 2022	7,247,955	$72	$74,886	$(48,521)	$26,437

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

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

Liquidity and Financial Condition

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 205-40”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.

At June 30, 2023, the Company has an accumulated deficit of $52,834, negative working capital of $6,071, including current debt obligations of $4,197, and cash of $3,264. For the six months ended June 30, 2023, the Company incurred an operating loss of $790 and generated positive net cash flows from operations of $6,344. In addition, pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") made between the Company and Slipstream Communications ("Slipstream") the Company is required to make monthly repayments of principal on the Consolidation Term Loan beginning on September 1, 2023 and on the first day of each month thereafter until the Maturity Date on February 17, 2025.  The monthly principal payment beginning on September 1, 2023 is approximately $399, or total principal repayments for the twelve months subsequent to the reporting date of these Condensed Consolidated Financial Statements of $4,389. As a result of the principal debt service payments required to be paid on account of the Consolidation Term Loan, the Company does not currently have cash on hand or committed available liquidity to repay all of its outstanding debt due within one year after the date that these financial statements are issued. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

In response to these conditions, management plans to either refinance or recapitalize the debt. However, these plans have not been finalized and are not completely within the Company's control, and therefore cannot be deemed probable under ASU 205-40.  We have been unable to obtain a continuing support letter from Slipstream beyond the period ending May 31, 2024. Obtaining a continuing support letter from Slipstream beyond one year of the date our financial statements were issued was a factor that previously alleviated the substantial doubt about our ability to continue as a going concern. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company had the following activity for its allowance for credit losses from December 31, 2022 to June 30, 2023:

Balance as of December 31, 2022	$984
Amounts accrued	309
Write-offs charged against the allowance	(179)
Balance as of June 30, 2023	$1,114

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2023	2022
Raw materials, net of reserve	$551	$1,671
Work-in-process	597	596
Total inventories	$1,148	$2,267

The reserve for obsolete inventory at June 30, 2023 and December 31, 2022 was $1,895 and $1,777, respectively, of which $1,707 related to Safe Space Solutions.  The Company is no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions.

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

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,391,651 and 7,490,962 at June 30, 2023 and 2022, respectively, were excluded from the computation of (loss)/earnings per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2023 and 2022:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Hardware	$3,437	$5,667	$7,759	$12,126

Services:
Installation Services	1,168	903	2,115	2,242
Software Development Services	289	109	820	300
Managed Services	3,835	3,832	7,907	6,535
Media Sales	467	412	539	477
Total Services	5,759	5,256	11,381	9,554

Total Hardware and Services	$9,196	$10,923	$19,140	$21,680

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

Purchase price

The preliminary purchase price of Reflect consisted of the following items:

(in thousands)	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,334	(2)
Common stock issued to Reflect stockholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Earnout liability	10,862	(6)
Total consideration	36,360
Vendor deposit with the Company	(818)	(7)
Cash acquired	(812)	(8)
Net consideration transferred	$34,730

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund initial issuances under the Retention Bonus Plan per Merger Agreement.

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

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2023	2022
Supplemental non-cash investing activities
Capitalized software in accounts payable	$264	$-
Property and equipment in accounts payable	$23	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$89	$-

Supplemental non-cash financing activities
Conversion of liability warrant to equity warrants	$-	$5,709

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,040	$656
Operating leases	$377	$252
Income taxes, net	$44	$44

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  June 30, 2023 and December 31, 2022:

	June 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	$4,737	$9,765	$4,354
Purchased and developed software	5,336	3,748	4,682	3,375
In-Process internally developed software platform	5,112	-	4,074	-
Customer relationships	15,000	3,497	15,000	2,849
Trademarks and trade names	1,600	904	1,600	808
Non-compete	30	21	30	13
	36,843	12,907	35,151	11,399
Accumulated amortization	12,907		11,399
Net book value of amortizable intangible assets	$23,936		$23,752

For the three months ended June 30, 2023 and 2022, amortization of intangible assets charged to operations was $755 and $431, respectively. For the six months ended June 30, 2023 and 2022 amortization of intangible assets charged to operations was $1,508 and $1,111, respectively.

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

At December 31, 2022, we concluded the decline in our market value represented an interim indicator of potential impairment.  Based on a quantitative assessment of our fair value performed at December 31, 2022, using the same approach as our annual impairment performed at September 30, described above, we concluded that the carrying value of our goodwill did not exceed the reporting unit fair value. No indicators of impairment were identified as of June 30, 2023. The Company recognizes that any differences between our actual and projected future results, or changes in our projected future results, could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess further indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of June 30, 2023
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	833	2/17/2024	-	4.6% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	119	9/1/2023	-	12.5% interest(4)
	Total debt, gross	18,137		1,731,499
	Debt discount	(2,355)
	Total debt, net	$15,782
	Less current maturities	(4,197)
	Long term debt	$11,585

As of December 31, 2022
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	1,456	2/17/2024	-	0.59% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	2,000	9/1/2023	-	12.5% interest(4)
	Total debt, gross	20,641		1,731,499
	Debt discount	(3,069)
	Total debt, net	$17,572
	Less current maturities	(4,499)
	Long term debt	$13,073

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

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295 during the six month period ending June 30, 2022, primarily associated with the write-off of pre-existing debt discounts.

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

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $358 and $714 for the three and six months ended June 30, 2023, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

Effective June 30, 2022, the Company amended the terms of the Lender Warrant to remove the holder’s option to exercise such warrant on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and remove the condition to exercising such warrant that the Company’s shareholders approve the exercise thereof (which had already been obtained). The amendments to the Lender Warrant also extend the term of such warrants for an additional one year, such that the Lender Warrant will expire on February 17, 2028. The foregoing amendments to the Lender Warrant caused such warrants to be accounted for as equity instruments in the Company’s Consolidated Financial Statements.

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

For the three and six months ended June 30, 2023, we reported tax liability of $45 and $88, respectively. As of June 30, 2023, the net deferred tax liabilities totaled $75 after valuation allowance, compared to net tax liabilities of $28 at  December 31, 2022.

NOTE 11: WARRANTS

A summary of outstanding warrants is included below:

	Warrants
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Amount	Price	Life
Balance December 31, 2022	5,824,027	$6.56	4.21
Warrants expired	(68,508)	10.40	-
Balance June 30, 2023	5,755,519	$6.51	3.76

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 438,334 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 438,334 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,950,502 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 1,950,502 shares of Common Stock (collectively, the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.605, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.6047, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the six months ended June 30, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrants and concluded they do not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrants include provisions which could result in a different settlement value for the Common Stock Warrants depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $3.2781 per warrant. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $1.2057 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $1,287 and $4,950 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream 1,731,499 warrants with an exercise price of $6.00 per share which expire five years from the date of issuance (the “Lender Warrant”). These warrants are not exercisable until 180 days after the issuance date. The common shares underlying these warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the warrant becomes exercisable until such time as such registration occurs. The Lender Warrants expire five years from the date of issuance. The Company evaluated the Lender Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Lender Warrant includes provisions which could result in a different settlement value, for the Lender Warrant depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the warrants, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded an increase in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition Term Loan and Consolidation Term Loans. At June 30, 2022, the Company reassessed the fair value of these warrants via Black Scholes valuation methodology and determined that the fair value of these warrants was $1.1097 per warrant, resulting in the Company recording a gain on the fair value of these warrants of $894 and $2,302 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrant”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant is equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant is not exercisable until August 17, 2022. The Purchaser Warrant expires five years from the date of issuance. The Company evaluated the Purchaser Warrant and concluded that it does not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrant includes provisions which could result in a different settlement value, for the Purchaser Warrant depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrant is not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,211. At June 30, 2022, the Company reassessed the fair value of the Purchase Warrant via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrant was $1.2051 per warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrant of $252 and $650 in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022.

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

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	7.14	$7.42	538,340	$7.46
$8.01+	96,125	2.53	25.22	96,125	$25.22
	662,798	6.47	$10.00	634,465

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	240,000	6.93	$7.59	240,000	$7.59
	240,000	6.93	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	733,334	1.64	$3.00	-	$-
	733,334	1.64	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2022	633,334	3.00	662,910	$10.02	240,000	$7.59
Granted	100,000	3.00	-	-	-	-
Forfeited or expired	-	-	(112)	162.00	-	-
Balance, June 30, 2023	733,334	3.00	662,798	10.00	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 6.53 years as of June 30, 2023.

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

Issuance of Options

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

At June 30, 2023, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the three and six month period ending  June 30, 2023 the Company recorded $4 and $7 of compensation expense, respectively. These awards have not yet vested and are subject to actual share price performance through February 2025.

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

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000.  Following a 1-for-3 reverse stock split, the shares authorized for issuance under the Company's 2014 Stock Incentive Plan was reduced to 2,000,000. There are 1,632,242 options outstanding under the 2014 Stock Incentive Plan.

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the three and six months ended June 30, 2023 of $152 and $377, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options to employees for the three and six months ended June 30, 2022 of $398 and $948, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements

At  June 30, 2023, there was $498 of total unrecognized compensation expense related to unvested share-based awards with performance vesting criteria for employees. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options to our Board of Directors, for the three and six month period ended  June 30, 2023 of $43 and $86, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options to our Board of Directors, for the three and six month period ended June 30, 2022 of $356 and $895, was included in general and administrative expenses in the Condensed Consolidated Financial Statements.

At June 30, 2023, there was approximately $65 of total unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors. Generally, expense related to the time vesting options will be recognized over the next year and will be adjusted for any future forfeitures as they occur.

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day VWAP for the last ten (10) days during the month of service provided.

During the three and six months ended June 30, 2023, the Company issued shares issuable in exchange for services in the amount of $30 and $55, respectively.  During the three and six months ended June 30, 2022, the Company issued shares issuable in exchange for services in the amount of $45 and $70, respectively.

NOTE 13: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had two customers that in the aggregate accounted for 28.3% of accounts receivable at June 30, 2023 and three customers that in the aggregate accounted for 49.2% of accounts receivable at  December 31, 2022.

We had three customers that in the aggregate accounted for 33.5% of revenue for the three months ended  June 30, 2023, compared to two customers that in the aggregate accounted for 37.5% of revenue for the three months ended June 30, 2022.

We had two customers that in the aggregate accounted for 29.7% of revenue for the six months ended  June 30, 2023, compared to three customers that in the aggregate accounted for 54.3% of revenue for the six months ended June 30, 2022.

Significant Vendors

We had one vendor that in the aggregate accounted for 36.1% of outstanding accounts payable at  June 30, 2023, and one vendor that accounted for 30.1% of outstanding accounts payable at  December 31, 2022.

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

Through a combination of organically grown platforms and a series of strategic acquisitions, including our acquisition of Reflect in February 2022, the Company assists clients to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Client engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help clients achieve their business objectives in the most cost-effective manner possible.

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

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. These include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily

o	Reflect Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device

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

On May 1, 2023, we received a subsequent unsolicited proposal from Pegasus to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for a purchase price of $2.85 per share in cash. The Special Committee has concluded that such proposal undervalues the Company based on the Special Committee’s views of the intrinsic value of the Company’s existing business and current and future prospects, and is not in the best interests of the Company’s existing shareholders. Consequently, the Special Committee has advised Pegasus that it has rejected the proposal.

Please see Note 5 Business Combinations, Note 8 Loans Payable, Note 11 Warrants, and Note 12 Stock-based Compensation to the Company’s Condensed Consolidated Financial Statements contained in this Report for a description of recent developments of the Company that occurred during, and subsequent to, the three and six months ended June 30, 2023.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended June 30,		Change
	2023	2022	$	%
Sales	$9,196	$10,923	$(1,727)	16%
Cost of sales	4,898	6,261	$(1,363)	22%
Gross profit	4,298	4,662	(364)	8%
Sales and marketing expenses	1,229	1,147	82	7%
Research and development expenses	377	418	(41)	10%
General and administrative expenses	2,595	2,562	33	1%
Depreciation and amortization expense	797	468	329	70%
Deal and transaction expense	-	37	(37)	100%
Total operating expenses	4,998	4,632	366	8%
Operating (loss) income	(700)	30	(730)	2433%
Other income/(expenses):
Interest expense	(787)	(750)	(37)	5%
Change in fair value of warrant liability	-	2,433	(2,433)	100%
Change in fair value of equity guarantee	(16)	(73)	57	100%
Loss on warrant amendment	-	(345)	345	100%
Gain on settlement of obligations	-	21	(21)	100%
Other income/(expense)	123	(1)	124	12400%
Total other income/(expenses)	(680)	1,285	(1,965)	153%
Net (loss) income before income taxes	(1,380)	1,315	(2,695)	205%
Provision for income taxes	(45)	(53)	8	15%
Net (loss) income	$(1,425)	$1,262	(2,687)	213%

Sales

Sales were $9,196, representing a decrease of $1,727, or 16%, as compared to the same period in 2022. Hardware revenues were $3,437 for the three month period ended June 30, 2023, a decrease of $2,230, or 39%, as compared to the prior year. Hardware revenues generated during the three month period ended June 30, 2022 were driven by two customers which refreshed their digital hardware throughout their entire geographic footprint. These refresh activities are cyclical in nature and no current customer executed a similar large scale refresh during the three months ended June 30, 2023. Those refresh activities represented $2,418 in incremental hardware revenue during the three months ended June 30, 2022. Services and other revenues were $5,759 for the three month period ended June 30, 2023, an increase of $503, or 10%, driven primarily by increases in installation services revenue.

Gross Profit

Gross profit decreased by $364, or 8% during the three months ended June 30, 2023 as compared to the same period in 2022 driven by an increase in installation services revenue.

Gross profit margin increased to 47% during the three months ended June 30, 2023, from 43% in the same period in 2022 driven by (1) favorable revenue mix during the three months ended June 30, 2023 as managed services, which includes higher margin SaaS and other services revenues, increased to 42% of total revenue as compared to 35% of total revenues in the three months ended June 30, 2022, and (2) margin expansion in hardware, partially offset by reduced revenue in the current year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $82, or 7%, driven primarily by the Company’s enhanced investments into sales and marketing activities. Following the Merger, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were historically undercapitalized by the Company and have since accelerated new customer acquisition. Through completion of the Merger, the Company also acquired a media sales business unit that serves to monetize customer networks via the direct sale of advertising to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third-party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Condensed Consolidated Statement of Operations. We expect the sales and marketing expenses of the Company for the three months ended June 30, 2023 to adequately reflect normal spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Condensed Consolidated Statement of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses decreased by $41, or 10%, for the three month period ended June 30, 2023 as compared to the same period in 2022 driven primarily by an elevated level of capitalized activity during the current quarter associated with a customer-facing opportunity.

General and Administrative Expenses

General and administrative expenses were effectively flat, increasing $33, or 1%. Compared to the three months ended June 30, 2022, the Company experienced decreases of (1) $203 in stock compensation expense as outstanding performance awards were fully expensed as of December 31, 2022, and (2) reductions in certain expenses following completion of integration activities/projects completed during 2022 following the Merger (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools) that materialized through the balance of 2022. These decreases were offset by increases of $278 in increased personnel costs as a result of higher headcount following the Merger and scaled up operations in response to an increase in customer acquisitions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $329, or 70%, in the three months ended June 30, 2023 compared to the same period in 2022, driven by incremental amortization expense generated from the addition of $17,160 in amortizing intangible assets on February 17, 2022, as a result of the Merger, and a measurement period adjustment recorded during the three months ended June 30, 2022 which artificially reduced the total depreciation and amortization expense. The Company current expects depreciation and amortization expense to be approximately $800 per quarter for the remainder of 2023.

Interest Expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in Fair Value of Warrant Liability

During the three month period ended June 30, 2022, the Company recorded a gain of $2,433 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.

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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Six Months
	Ended June 30,		Change
	2023	2022	$	%
Sales	$19,140	$21,680	$(2,540)	12%
Cost of sales	9,753	13,126	(3,373)	26%
Gross profit	9,387	8,554	833	10%
Sales and marketing expenses	2,365	1,854	511	28%
Research and development expenses	743	659	84	13%
General and administrative expenses	5,493	5,422	71	1%
Depreciation and amortization expense	1,576	1,175	401	34%
Deal and transaction expenses	-	428	(428)	100%
Total operating expenses	10,177	9,538	639	7%
Operating loss	(790)	(984)	194	20%
Other income/(expenses):
Interest expense	(1,590)	(1,199)	(391)	33%
Change in fair value of warrant liability	-	7,902	(7,902)	100%
Change in fair value of equity guarantee	(92)	(73)	(19)	26%
Loss on debt waiver consent	-	(1,212)	1,212	100%
Loss on warrant amendment	-	(345)	345	100%
Loss on settlement of debt	-	(274)	274	100%
Other income	135	5	130	2600%
Total other income/(expenses)	(1,547)	4,804	(6,351)	132%
Net (loss) income before income taxes	(2,337)	3,820	(6,157)	161%
Provision from income taxes	(88)	(56)	(32)	57%
Net (loss) income	$(2,425)	$3,764	(6,189)	164%

Sales

Sales were $19,140, representing a decrease of $2,540, or 12%, as compared to the same period in 2022. Hardware revenues were $7,759 for the six month period ended June 30, 2023 as compared to $12,126 for the six month period ended June 30, 2022, a decrease of $4,367, or 36%. Hardware revenues generated during the six month period ended June 30, 2023 were driven by two customers which refreshed their digital hardware throughout their entire geographic footprint . These refresh activities are cyclical in nature and no current customer executed a similar large scale refresh during the six months ended June 30, 2023. Those refresh activities represented $4,418 in incremental hardware revenue during the six months ended June 30, 2022.

Services and other revenues were $11,381 for the six month period ended June 30, 2023, an increase of $1,827, or 19%, driven by growth in managed services revenue. Managed services revenue, which includes both SaaS and help desk technical subscription services, as well as non-contracted recurring content management services, were $7,907 in the six months ended June 30, 2023 as compared to $6,535 in the same period in 2022, driven by expansion in the Company's SaaS revenue and the inclusion of Reflect revenue for a full six months in the current year as compared to approximately four and one half months during the six months ended June 30, 2022 as a result of the Merger closing on February 17, 2022. This represents a year-over-year growth rate of 21% in our higher margin, primarily subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $833, or 10% during the six months ended June 30, 2023 as compared to the same period in 2022 driven by improvements in hardware gross margins as a result of a significant deployment with gross margin of approximately 25%.

Gross profit margin increased to 49% during the six months ended June 30, 2023, from 39% in the same period in 2022 driven by (1) favorable revenue mix as managed services revenue, which includes higher margin SaaS and other services revenues, increased to 41% of total revenue for the six months ended June 30, 2023 as compared to 30% of total revenues in the six months ended June 30, 2022 and (2) margin expansion in hardware partially offset by reduced revenue in the current year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $511, or 28%, driven primarily by (1) the acquisition of Reflect via the Merger on February 17, 2022, and (2) the Company’s enhanced investments into sales and marketing activities. Following the Merger, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were historically undercapitalized by the Company and have since accelerated new customer acquisition. Through completion of the Merger, the Company also acquired a media sales business unit that serves to monetize customer networks via the direct sale of advertising to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Condensed Consolidated Statement of Operations. We expect the sales and marketing expenses of the Company for the six months ended June 30, 2023 to adequately reflect the normal spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Condensed Consolidated Statement of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses increased by $84, or 13%, for the six month period ended June 30, 2023 as compared to the same period in 2022 driven primarily by incremental headcount added via completion of the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given current competitive employment market conditions with respect to talented software engineers. We integrated the development teams which has enhanced speed to market on new feature and functionality development activities. We expect a continued elevated level of expenditure and capitalized activity through the third quarter of 2023 associated with a customer-facing opportunity, followed by a return to spending levels consistent with the Company’s results for the second quarter of 2022, which adequately reflect the pace for spend in these areas in future reporting periods.

General and Administrative Expenses

General and administrative expenses were effectively flat, increasing $71, or 1%. As compared to the six months ended June 30, 2022, the Company experienced decreases of (1) $456 in stock compensation expense as outstanding performance awards were fully expensed as of December 31, 2022, and (2) reductions in certain expenses following completion of integration activities/projects completed during 2022 following the Reflect Merger (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools) that materialized through the balance of 2022. These decreases were partially offset by increases of (1) $313 in increased personnel costs as the Company scaled up operations in response to an increase in customer acquisitions, (2) $133 in legal expenses associated with the Company's establishment of a Special Committee of the Board of Directors to consider and respond to an unsolicited proposal of a Company shareholder to acquire certain outstanding shares of common stock of the Company, as well as settlement of two open litigation matters during the period, and (3) other operating costs, each primarily associated with the consolidation of Reflect for six months in 2023, as compared to reporting consolidation of Reflect for only 134 days during the six months ended June 30, 2022 as a result of completion of the Reflect Merger on February 17, 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $401, or 34%, in the six months ended June 30, 2023 compared to the same period in 2022, driven primarily by incremental amortization expense generated from the addition of $17,160 in amortizing intangible assets on February 17, 2022, as a result of the Merger.

Interest expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in fair value of warrant liability; Loss on warrant amendment

During the six month period ended June 30, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.

Effective June 30, 2022, the Company amended the terms of certain warrants previously issued to its creditor and an investor, which removed the holder’s option to exercise such warrants on a cashless basis utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice of cashless exercise in certain circumstances, and removed the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which had already been obtained). The amendments to the warrants extended the term of such warrants for an additional one year (collectively, the "Warrant Amendment"). The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments in the Company’s Condensed Consolidated Financial Statements.

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

Loss on debt waiver consent

During the six months ended June 30, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Company's credit agreement with Slipstream, the Company paid consideration to such investor in the form of the Purchaser Warrant to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant was equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant became exercisable on August 17, 2022. The Purchaser Warrant expires six years from the date of issuance following execution of the Warrant Amendment. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,212 for the six months ended June 30, 20222. No such transactions occurred in the current period.

Loss on extinguishment of debt

During the six months ended June 30, 2022, the Company refinanced its debt facilities with Slipstream. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts. No such transactions occurred in the current period.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
	June 30	March 31	December 31	September 30	June 30
Quarters ended	2023	2023	2022	2022	2022
GAAP net income (loss)	$(1,425)	$(1,000)	$(1,334)	$(554)	$1,262
Interest expense:
Amortization of debt discount	358	356	364	363	360
Other interest, net	429	447	423	394	390
Depreciation/amortization:
Amortization of intangible assets	754	754	743	848	431
Amortization of employee share-based awards	151	225	448	456	316
Depreciation of property & equipment	43	25	30	37	37
Income tax expense/(benefit)	45	43	33	(10)	53
EBITDA	$355	$850	$707	$1,534	$2,849
Adjustments
Gain on fair value of warrant liability	-	-	-	-	(2,433)
Gain on settlement of obligations	-	-	-	(37)	(21)
Loss on warrant amendment	-	-	-	-	345
(Gain)/loss on fair value of equity guarantee	16	76	(705)	(442)	73
Disposal of Safe Space Solutions inventory	-	-	909	-	-
Deal and transaction expenses	-	-	54	110	37
Other (income)/expense	(123)	(12)	7	2	1
Stock-based compensation – Director grants	43	43	56	82	82
Adjusted EBITDA	$291	957	1,028	1,249	933

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The net cash provided by operating activities during the six months ended June 30, 2023 was $6,344 compared to net cash used in operating activities of $63 for the same period in 2022. Cash provided by operating activities in the six month period ending June 30, 2023, was driven by a reduction in accounts receivable, inventory and prepaid assets of $1,458, $1,119 and $1,035, respectively.  In addition, deferred revenue and customer deposits increased $1,604 and $1,507 respectively.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $2,203 compared to $19,546 during the same period in 2022. The use of cash in the prior year was driven by completion of the Merger. We currently do not have any material commitments for capital expenditures as of June 30, 2023; however, we anticipate continued elevated capital expenditures in excess of historical trends through third quarter of 2023 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 was $2,510 compared to net cash provided by financing activities of $19,566 for the same period in 2022. The change is the result of the Company’s completion of equity and debt financing in the first quarter of 2022 to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.  Net cash used in financing activities during the six month period ended June 30, 2023, primarily represents repayments made on the Secured Promissory Note and Term Loan (2022) of $623 and $1,881, respectively.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2023, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner. In addition, below is an additional risk factor for which you should be aware:

If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

As of August 4, 2023, our largest shareholder and investor, Slipstream Communications LLC (“Slipstream”) is the holder of 96% of our outstanding debt instruments, including three term loans, and has beneficial ownership of approximately 38% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties). Historically, we have been able to obtain a continuing support letter from Slipstream, a factor that has previously alleviated the substantial doubt about our ability to continue as a going concern.

Pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") made between the Company and Slipstream Communications ("Slipstream") the Company is required to make monthly repayments of principal on the Consolidation Term Loan beginning on September 1, 2023 and on the first day of each month thereafter until the Maturity Date on February 17, 2025.  The monthly principal payment beginning on September 1, 2023 is approximately $399, or total principal repayments for the twelve months subsequent to the reporting date of these Condensed Consolidated Financial Statements of $4,389. As a result of the principal debt service payments required to be paid on account of the Consolidation Term Loan, the Company does not currently have cash on hand or committed available liquidity to repay all of its outstanding debt due within one year after the date that these financial statements are issued. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

In response to these conditions, management plans to either refinance or recapitalize the debt should the Company not produce sufficient cash flows to continue to make repayments of principal.  However, these plans have not been finalized and are not completely within the Company's control, and therefore cannot be deemed probable under ASU 205-40.  We have been unable to obtain a continuing support letter from Slipstream beyond the period ending May 31, 2024. Obtaining a continuing support letter from Slipstream beyond one year of our report date was a factor that previously alleviated the substantial doubt about our ability to continue as a going concern. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

If we are unable to extend the maturity or replace our existing financing agreements in the future, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Earnings Release

On August 4, 2023, the Company issued a press release announcing its financial condition and results of operations for the three and six months ended June 30, 2023. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press Release dated August 4, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 4, 2023	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer