Form 10-Q
period 2023-09-30
CREATIVE REALITIES, INC.
filed 2023-11-09
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2023, the registrant had 10,409,027 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,376	$1,633
Accounts receivable, net	5,865	8,263
Work-in-process and inventories, net	2,306	2,267
Prepaid expenses and other current assets	960	1,819
Total current assets	17,507	13,982
Property and equipment, net	513	201
Operating lease right-of-use assets	1,198	1,584
Intangibles, net	23,975	23,752
Goodwill	26,453	26,453
Other assets	43	43
TOTAL ASSETS	$69,689	$66,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,340	$3,757
Accrued expenses	4,499	3,828
Deferred revenues	3,507	1,223
Customer deposits	3,532	2,478
Current maturities of operating leases	575	711
Short-term portion of Secured Promissory Note	521	1,248
Short-term portion of related party Consolidation Term Loan, net of $747 and $745 discount, respectively	3,690	1,251
Short-term related party Term Loan (2022)	-	2,000
Total current liabilities	19,664	16,496
Long-term Secured Promissory Note	-	208
Long-term related party Acquisition Term Loan, net of $963 and $1,484 discount, respectively	9,037	8,516
Long-term related party Consolidation Term Loan, net of $282 and $840 discount, respectively	1,537	4,349
Long-term obligations under operating leases	623	873
Contingent acquisition consideration, at fair value	11,250	9,789
Other liabilities	175	205
TOTAL LIABILITIES	42,286	40,436

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value, 66,666 shares authorized; 10,409 and 7,266 shares issued and outstanding, respectively	104	72
Additional paid-in capital	82,064	75,916
Accumulated deficit	(54,765)	(50,409)
TOTAL SHAREHOLDERS' EQUITY	27,403	25,579
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,689	$66,015

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales
Hardware	$4,847	$5,015	$12,606	$17,141
Services and other	6,721	6,165	18,102	15,719
Total sales	11,568	11,180	30,708	32,860
Cost of sales
Hardware	3,384	3,811	9,314	13,803
Services and other	2,881	2,855	6,704	5,989
Total cost of sales	6,265	6,666	16,018	19,792
Gross profit	5,303	4,514	14,690	13,068
Operating expenses:
Sales and marketing expenses	1,301	718	3,666	2,572
Research and development expenses	393	238	1,136	897
General and administrative expenses	2,632	2,847	8,125	8,269
Depreciation and amortization expense	817	885	2,393	2,060
Deal and transaction expenses	-	110	-	538
Total operating expenses	5,143	4,798	15,320	14,336
Operating income (loss)	160	(284)	(630)	(1,268)

Other income (expenses):
Interest expense, including amortization of debt discount	(734)	(757)	(2,324)	(1,956)
Change in fair value of warrant liability	-	-	-	7,902
Change in fair value of equity guarantee	(1,369)	442	(1,461)	369
Loss on debt waiver consent	-	-	-	(1,212)
Loss on warrant amendment	-	-	-	(345)
Gain/(loss) on settlement of obligations	-	37	-	(237)
Other income (expense)	(3)	(2)	132	3
Total other income (expense)	(2,106)	(280)	(3,653)	4,524
Net (loss) income before income taxes	(1,946)	(564)	(4,283)	3,256
Benefit (provision) for income taxes	15	10	(73)	(46)
Net (loss) income	$(1,931)	$(554)	$(4,356)	$3,210
Basic (loss) earnings per common share	$(0.22)	$(0.08)	$(0.56)	$0.50
Diluted (loss) earnings per common share	$(0.22)	$(0.08)	$(0.56)	$0.50
Weighted average shares outstanding - basic	8,713	7,250	7,775	6,461
Weighted average shares outstanding - diluted	8,713	7,250	7,775	6,461

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net (loss) income	$(4,356)	$3,210
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	2,393	2,060
Amortization of debt discount	1,078	904
Amortization of stock-based compensation	539	1,587
Loss on debt waiver consent	-	1,212
Loss on warrant amendment	-	345
Loss on settlement of obligations	-	237
Bad debt expense	318	105
Gain on change in fair value of warrants	-	(7,902)
Loss (Gain) on change in fair value of contingent consideration	1,461	(369)
Deferred income taxes	44	-
Changes to operating assets and liabilities:
Accounts receivable	2,080	(2,835)
Work-in-process and inventories	(39)	(1,032)
Prepaid expenses and other current assets	859	682
Accounts payable	(53)	(227)
Accrued expenses	683	533
Deferred revenues	2,284	1,019
Customer deposits	1,054	(585)
Other	(39)	6
Net cash provided by (used in) operating activities	8,306	(1,050)
Investing activities
Acquisition of business, net of cash acquired	-	(17,186)
Purchases of property and equipment	(287)	(123)
Capitalization of labor for software development	(2,851)	(2,959)
Net cash used in investing activities	(3,138)	(20,268)
Financing activities
Principal payments on finance leases	(14)	-
Proceeds from sale of common stock, net of offering expenses	5,454	-
Proceeds from sale of common stock in PIPE, net of offering expenses	-	1,814
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	-	8,295
Proceeds from Acquisition Loan, net of offering expenses	-	9,868
Repayment of Term Loan (2022)	(2,000)	-
Repayment of Consolidation Term Loan	(930)	-
Repayment of Secured Promissory Note	(935)	(723)
Net cash provided by financing activities	1,575	19,254
Increase (decrease) in Cash and Cash Equivalents	6,743	(2,064)
Cash and Cash Equivalents, beginning of period	1,633	2,883
Cash and Cash Equivalents, end of period	$8,376	$819

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended September 30, 2023
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858
Stock-based compensation	-	-	22	-	22
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(1,931)	(1,931)
Balance as of September 30, 2023	10,409,027	$104	$82,064	$(54,765)	$27,403

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	436	-	436
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(4,356)	(4,356)
Balance as of September 30, 2023	10,409,027	$104	$82,064	$(54,765)	$27,403

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three Months Ended September 30, 2022
Balance as of June 30, 2022	7,247,955	$72	$74,886	$(48,521)	$26,437
Stock-based compensation	-	-	514	-	514
Shares issued to vendors as compensation	2,561	-	5	-	5
Net loss	-	-	-	(554)	(554)
Balance as of September 30, 2022	7,250,516	$72	$75,405	$(49,075)	$26,402

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Nine Months Ended September 30, 2022
Balance as of December 31, 2021	4,002,843	$40	$60,943	$(52,254)	$8,729
Stock-based compensation	-	-	1,406	-	1,406
Shares issued to vendors as compensation	25,504	-	70	-	70
Shares issued and warrants exercised in private investment in public entity ("PIPE")	2,388,835	24	2,254	-	2,278
Shares issued in Reflect Systems, Inc. Merger	833,334	8	4,992	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	3,210	3,210
Balance as of September 30, 2022	7,250,516	$72	$75,405	$(49,075)	$26,402

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

(unaudited)

NOTE 1: NATURE OF ORGANIZATION AND OPERATIONS

Unless the context otherwise indicates, references in these Notes to the accompanying Condensed Consolidated Financial Statements to “we,” “us,” “our,” “Creative Realities”  and “the Company” refer to Creative Realities, Inc. and its subsidiaries.

Nature of the Company’s Business

Creative Realities, Inc. is a Minnesota corporation that provides innovative digital marketing technology and solutions to retail companies, individual retail brands, enterprises and organizations throughout the United States and in certain international markets. The Company has expertise in a broad range of existing and emerging digital marketing technologies, as well as the related media management and distribution software platforms and networks, device management, product management, customized software service layers, systems, experiences, workflows, and integrated solutions. Our technology and solutions include digital merchandising systems and omni-channel customer engagement systems, interactive digital shopping assistants, advisors and kiosks, and other interactive marketing technologies such as mobile, social media, point-of-sale transactions, beaconing and web-based media that enable our customers to transform how they engage with consumers. We have expertise in a broad range of existing and emerging digital marketing technologies, as well as the following related aspects of our business: content, network management, and connected device software and firmware platforms; customized software service layers; hardware platforms; digital media workflows; and proprietary processes and automation tools.

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

Public Offering

On August 17, 2023, the Company priced a "reasonable best efforts" public offering for the sale by the Company of an aggregate of 3,000,000 shares of common stock, par value $0.01 per share at a public offering price of $2.00 per share and received approximately $5,454 in net proceeds, after deducting underwriting fees of $478 and offering costs of $68.

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

At September 30, 2023, the Company has an accumulated deficit of $54,765, negative working capital of $2,157, including current debt obligations of $4,211, and cash of $8,376. For the nine months ended September 30, 2023, the Company incurred an operating loss of $630 and generated positive net cash flows from operations of $8,306. Pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") made between the Company and Slipstream Communications, LLC ("Slipstream"), the Company is required and began to make monthly repayments of principal on the Consolidation Term Loan on September 1, 2023. The monthly principal payment is approximately $370 and will continue on the first day of each month thereafter until the Maturity Date on February 17, 2025, with total principal repayments of $4,440 during the twelve months subsequent to the reporting date of these Condensed Consolidated Financial Statements. Servicing this principal repayment raises substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

Management plans to control resource allocation with respect to new opportunities, implement more aggressive customer deposit protocols, transition portions of its workforce to just-in-time models, and implement other cost cutting initiatives to align cash spend with revenue production to ensure adequate debt servicing; however the supplemental plans have not been fully implemented and the level of improvement to be achieved is uncertain. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

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

2. Recently Issued and Adopted Accounting Pronouncements

Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. This ASU replaced the incurred loss methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted ASU No. 2016-13 on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements, as the Company's primary financial assets are its trade accounts receivable, which are short-term financings under industry standard credit and trade terms.

Debt. In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis, with early adoption permitted. We do not intend to adopt this standard early, nor do we expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

3. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, applying the five-step model.

If an arrangement involves multiple performance obligations, the obligations are analyzed to determine the separate units of accounting, whether the obligations have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach.

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

The Company uses the practical expedient for recording an immediate expense for incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives, and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

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

The Company had the following activity for its allowance for credit losses from December 31, 2022 to September 30, 2023:

Balance as of December 31, 2022	$984
Amounts accrued	318
Write-offs charged against the allowance	(228)
Balance as of September 30, 2023	$1,074

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2023	2022
Raw materials, net of reserve	$1,745	$1,671
Work-in-process	561	596
Total inventories	$2,306	$2,267

The reserve for obsolete inventory at September 30, 2023 and December 31, 2022 was $192 and $1,777, respectively.  The Company disposed of $1,707 related to Safe Space Solutions during the three month period ending September 30, 2023, all of which was fully reserved at December 31, 2022.  The Company is no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions.

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

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 7,391,651 and 7,490,962 at September 30, 2023 and 2022, respectively, were excluded from the computation of (loss)/earnings per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2023 and December 31, 2022.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2023 and 2022:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Hardware	$4,847	$5,015	$12,606	$17,141

Services:
Installation Services	967	1,472	3,082	3,714
Software Development Services	203	105	1,023	405
Managed Services	4,320	3,900	12,227	10,435
Media Sales	1,231	688	1,770	1,165
Total Services	6,721	6,165	18,102	15,719

Total Hardware and Services	$11,568	$11,180	$30,708	$32,860

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

NOTE 5: BUSINESS COMBINATION

On November 12, 2021, the Company and Reflect entered into an Agreement and Plan of Merger (as amended on February 8, 2022  and February 11, 2023, the "Merger Agreement") pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, would merge with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger (the "Closing").

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

The purchase price of Reflect consisted of the following items:

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

The Company incurred $37 and $428 of direct transaction costs for the three and nine months ended September 30, 2022, respectively. These costs are included in deal and transaction expense in the accompanying Condensed Consolidated Statement of Operations.

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

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2023	2022
Supplemental non-cash investing activities
Capitalized software in accounts payable	$211	$998
Property and equipment in accounts payable	$1	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$154	$-

Supplemental non-cash financing activities
Conversion of liability warrant to equity warrants	$-	$5,709

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,303	$835
Operating leases	$566	$256
Income taxes, net	$48	$19

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$9,765	$4,929	$9,765	$4,354
Purchased and developed software	5,635	3,948	4,682	3,375
In-Process internally developed software platform	5,618	-	4,074	-
Customer relationships	15,000	3,820	15,000	2,849
Trademarks and trade names	1,600	952	1,600	808
Non-compete	30	24	30	13
	37,648	13,673	35,151	11,399
Accumulated amortization	13,673		11,399
Net book value of amortizable intangible assets	$23,975		$23,752

For the three months ended September 30, 2023 and 2022, amortization of intangible assets charged to operations was $766 and $848, respectively. For the nine months ended September 30, 2023 and 2022 amortization of intangible assets charged to operations was $2,274 and $1,959, respectively.

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

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit. Fair value of the reporting unit was estimated using both (1) a market approach, leveraging recent industry merger and acquisition activity as well as comparable public company information, and (2) a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the current and preceding three years, further informed by known backlog and customer acquisitions. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds its carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at September 30, 2023.

The Company recognizes that any changes in our actual fourth quarter 2023 or projected 2024 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

While our overall business performance has been consistent with our expectations, both before and after the acquisition of Reflect, we believe a significant portion of the decline in our market price relates primarily to both macroeconomic and recent capital transaction factors including: (1) market wide recessionary fears, (2) a lack of comprehension by the markets of the contingent consideration issued in the Merger with Reflect, and (3) the Company’s recent execution of a public offering of 3,000,000 shares of our common stock at a discount to then-market prices, resulting in significant short-term negative volume and price pressure on our common stock unrelated to the Company fundamentals. We do not believe these factors are consistent with or reflective of the underlying value of the business, and there were no other indicators of potential impairment as of September 30, 2023. However, should our market price remain at this level for an extended period of time, there could be potential future impairment. Based on the relatively recent decline in our share price and market capitalization, along with improving Company fundamentals and a share price and market capitalization that was substantially higher prior to the Company’s public offering, we believe our implied fair value continues to exceed our total carrying value.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of September 30, 2023
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	521	2/17/2024	-	4.6% interest(2)
C	2/17/2022	6,256	2/15/2025	898,165	10.0% interest(3)
	Total debt, gross	16,777		1,731,499
	Debt discount	(1,992)
	Total debt, net	$14,785
	Less current maturities	(4,211)
	Long term debt	$10,574

As of December 31, 2022
	Issuance		Maturity
Debt Type	Date	Principal	Date	Warrants	Interest Rate Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	1,456	2/17/2024	-	0.59% interest(2)
C	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(3)
D	10/31/2022	2,000	9/1/2023	-	12.5% interest(4)
	Total debt, gross	20,641		1,731,499
	Debt discount	(3,069)
	Total debt, net	$17,572
	Less current maturities	(4,499)
	Long term debt	$13,073

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

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295 during the nine month period ending September 30, 2022, primarily associated with the write-off of pre-existing debt discounts.

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

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Condensed Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $363 and $1,077 for the three and nine months ended September 30, 2023, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

On October 31, 2022, the Borrowers and Slipstream amended the Credit Agreement to provide the Borrowers with a $2,000 term loan ("Term Loan (2022)"), the net proceeds of which were used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer. The Term Loan (2022) has an annual interest rate of 12.5% and matures on September 1, 2023. Commencing on February 1, 2023, the Borrowers will make monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the Term Loan (2022) through the maturity date. At September 30, 2023, the Term Loan 2022 has been repaid in full to the Borrowers.

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

For the three and nine months ended September 30, 2023, we reported tax (benefit) liability of (15) and 73, respectively. As of September 30, 2023, the net deferred tax liabilities totaled 72 after valuation allowance, compared to net tax liabilities of $28 at  December 31, 2022.

NOTE 11: WARRANTS

A summary of outstanding warrants is included below:

	Warrants
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Amount	Price	Life
Balance December 31, 2022	5,824,027	$6.56	4.21
Warrants expired	(68,508)	10.40	-
Balance September 30, 2023	5,755,519	$6.51	3.51

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 438,334 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 438,334 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,950,502 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 1,950,502 shares of Common Stock. The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.605, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.6047, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. During the six months ended June 30, 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrants and concluded they do not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrants include provisions which could result in a different settlement value for the Common Stock Warrants depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Common Stock Warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Common Stock Warrants, resulting in a fair value of $3.2781 per Common Stock Warrant. At June 30, 2022, the Company reassessed the fair value of the Common Stock Warrants via Black Scholes valuation methodology and determined that the fair value of the Common Stock Warrants was $1.2057 per Common Stock Warrant, resulting in the Company recording a gain on the fair value of the Common Stock Warrants of $4,950 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream the Lender Warrants. The Lender Warrants are not exercisable until 180 days after the issuance date. The common shares underlying the Lender Warrants have not yet been registered for resale under the Securities Act of 1933, which provides Slipstream with an option for cashless exercise once the Lender Warrants becomes exercisable until such time as such registration occurs. The Lender Warrants expire five years from the date of issuance. The Company evaluated the Lender Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The Lender Warrants include provisions which could result in a different settlement value, for the Lender Warrants depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Lender Warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Lender Warrants, resulting in a fair value of $2.4387 per Lender Warrant. In recording the Lender Warrants liability, the Company recorded an increase in debt discount in the Condensed Consolidated Balance Sheet associated with the issuance of the Lender  Warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition Term Loan and Consolidation Term Loans. At June 30, 2022, the Company reassessed the fair value of the Lender Warrants via Black Scholes valuation methodology and determined that the fair value of the Lender Warrants was $1.1097 per Lender Warrant, resulting in the Company recording a gain on the fair value of the Lender Warrants of $2,302 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrants”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrants is equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrants is $4.23 per share, and the Purchaser Warrants are not exercisable until August 17, 2022. The Purchaser Warrants expire five years from the date of issuance. The Company evaluated the Purchaser Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrants include provisions which could result in a different settlement value, for the Purchaser Warrants depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Purchaser Warrants as liabilities on the Condensed Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Condensed Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrants, resulting in a fair value of $2.5968 per Purchaser Warrant. In recording the Purchaser Warrants liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrants of $1,211. At June 30, 2022, the Company reassessed the fair value of the Purchaser Warrants via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrants was $1.2051 per Purchaser Warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrants of $650 in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022.

Effective June 30, 2022, the Company amended the terms of the Common Stock Warrants (2,388,836 warrants), Lender Warrants (1,731,499 warrants) and Purchaser Warrants (466,667 warrants). The amendments to such warrants removes the holder’s option to determine the value of such warrants utilizing the VWAP of the Company’s common stock on the trading day immediately preceding the date of a notice in a cashless exercise, and removes the condition to exercising such warrants that the Company’s shareholders approve the exercise thereof (which had already been obtained). The amendments to the warrants also extend the term of such warrants for an additional one year, such that the Common Stock Warrants will expire on February 3, 2028, and the Lender Warrants and Purchaser Warrants will expire on February 17, 2028.

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

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	6.89	$7.42	538,340	$7.46
$8.01+	96,125	2.28	25.22	96,125	$25.22
	662,798	6.22	$10.00	634,465

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	240,000	6.67	$7.59	240,000	$7.59
	240,000	6.67	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	733,334	1.39	$3.00	-	$-
	733,334	1.39	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2022	633,334	3.00	662,910	$10.02	240,000	$7.59
Granted	100,000	3.00	-	-	-	-
Forfeited or expired	-	-	(112)	162.00	-	-
Balance, September 30, 2023	733,334	3.00	662,798	10.00	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 6.28 years as of September 30, 2023.

Valuation Information for Stock-Based Compensation

For purposes of determining estimated fair value under ASC 718-10, Stock Compensation, the Company computed the estimated fair values of stock options using the Black-Scholes model.

Amendment to Performance Options

On June 1, 2020, Rick Mills, CEO, and Will Logan, CFO, were issued ten-year options to purchase 160,000 and 80,000 shares of common stock (the “Performance Options”), respectively, which vest in equal installments over a three-year period (2020-2022), subject to satisfying the Company revenue targets and EBITDA (earnings before interest, taxes, depreciation, and amortization) targets for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year. The Performance Options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year.

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

(i)	excluded any impact on EBITDA of:

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

(ii) included deductions related to any cash or stock bonuses paid or payable to any employees of the Company for services provided in calendar year 2022 (even if such bonuses are actually paid after calendar year 2022), including bonuses paid pursuant to the terms of the 2022 Cash Bonus Plan (as described below).

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

The exercise price of the New Options is $3.00 per share, which exceeded the closing price of the Company’s common stock on the date of issuance (as adjusted by the Company's 1-for-3 reverse stock split in March 2023). The New Options were issued from the Company’s 2014 Stock Incentive Plan, as amended. An additional 100,000 options with identical market vesting restrictions were issued to non-executives.

The fair value of the options on the grant date varied between $0.63 and $1.11 per award as determined using the Monte Carlo model. These values were calculated using the following weighted average assumptions:

Risk-free interest rate	3.30%
Expected term (in years)	2.68
Expected price volatility	123.53%
Dividend yield	0%

At September 30, 2023, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the equity guarantee contingent liability. As a result of that evaluation of probability, during the three and nine month period ending  September 30, 2023 the Company recorded $3 and $10 of compensation expense, respectively. These awards have not yet vested and are subject to actual share price performance through February 2025.

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

In October 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan, under which 7,390,355 shares were reserved for purchase by the Company’s employees. In August 2018, a special meeting of shareholders was held in which the shareholders voted to amend the Company’s 2014 Stock Incentive Plan to increase the reserve of shares authorized for issuance thereunder, from 7,390,355 shares to 18,000,000 shares. Following a 1-for-30 reverse stock split, the shares authorized for issuance under the Company’s 2014 Stock Incentive Plan was reduced to 600,000. On July 10, 2020, the Company’s shareholders approved an amendment to the Company’s 2014 Stock Incentive Plan to increase the reserve of authorized for issuance thereunder to 6,000,000.  Following a 1-for-3 reverse stock split, the shares authorized for issuance under the Company's 2014 Stock Incentive Plan was reduced to 2,000,000. There are 1,632,242 options outstanding under the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan expired in April 2023 (other than with respect to outstanding options issued under the 2014 Stock Incentive Plan).

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the three and nine months ended September 30, 2023 of $3 and $379, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options to employees for the three and nine months ended September 30, 2022 of $456 and $1,241, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At  September 30, 2023, there was $19 of total unrecognized compensation expense related to unvested share-based awards with performance vesting criteria for employees. Compensation expense related to performance vesting options will be recognized if it becomes probable that the Company will achieve the identified performance metrics.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options to our Board of Directors, for the three and nine month period ended September 30, 2023 of $43 and $129, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Compensation expense recognized for the issuance of stock options to our Board of Directors, for the three and nine month period ended September 30, 2022 of $82 and $246, was included in general and administrative expenses in the Condensed Consolidated Financial Statements.

At September 30, 2023, there was approximately $22 of total unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors. Generally, expense related to the time vesting options will be recognized over the next year and will be adjusted for any future forfeitures as they occur.

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day VWAP for the last ten (10) days during the month of service provided.

During the three and nine months ended September 30, 2023, the Company issued shares issuable in exchange for services in the amount of $0 and $55, respectively.  During the three and nine months ended September 30, 2022, the Company issued shares issuable in exchange for services in the amount of $30 and $100, respectively.

NOTE 13: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had one customer that accounted for 18.3% of accounts receivable at September 30, 2023 and three customers that in the aggregate accounted for 49.2% of accounts receivable at  December 31, 2022.

We had one customer that accounted for 19.7% of revenue for the three months ended  September 30, 2023, compared to two customers that in the aggregate accounted for 36.1% of revenue for the three months ended September 30, 2022.

We had one customer that accounted for 12.8% of revenue for the nine months ended  September 30, 2023, compared to three customers that in the aggregate accounted for 49.2% of revenue for the nine months ended September 30, 2022.

Significant Vendors

We had one vendor that accounted for 43.3% of outstanding accounts payable at  September 30, 2023, and one vendor that accounted for 30.1% of outstanding accounts payable at  December 31, 2022.

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

Please see Note 5 Business Combinations, Note 8 Loans Payable, Note 11 Warrants, and Note 12 Stock-based Compensation to the Company’s Condensed Consolidated Financial Statements contained in this Report for a description of recent developments of the Company that occurred during, and subsequent to, the three and nine months ended September 30, 2023.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended September 30,		Change
	2023	2022	$	%
Sales	$11,568	$11,180	$388	3%
Cost of sales	6,265	6,666	$(401)	6%
Gross profit	5,303	4,514	789	17%
Sales and marketing expenses	1,301	718	583	81%
Research and development expenses	393	238	155	65%
General and administrative expenses	2,632	2,847	(215)	8%
Depreciation and amortization expense	817	885	(68)	8%
Deal and transaction expense	-	110	(110)	100%
Total operating expenses	5,143	4,798	345	7%
Operating income (loss)	160	(284)	444	156%
Other income/(expenses):
Interest expense	(734)	(757)	23	3%
Change in fair value of equity guarantee	(1,369)	442	(1,811)	410%
Gain on settlement of obligations	-	37	(37)	100%
Other expense	(3)	(2)	(1)	50%
Total other income/(expenses)	(2,106)	(280)	(1,826)	652%
Net loss income before income taxes	(1,946)	(564)	(1,382)	245%
Benefit from income taxes	15	10	5	50%
Net loss	$(1,931)	$(554)	(1,377)	249%

Sales

Sales were $11,568, representing an increase of $388, or 3%, as compared to the same period in 2022. Hardware revenues were $4,847, a decrease of $168, or 3%, as compared to the prior year, of which approximately $3.0 million were earned from customers new to the Company in 2023. Services and other revenues were $6,721, an increase of $556, or 9%, driven by year over year increases of (1) $543 in media sales attributable to the addition of sales resources and restructuring of third party selling contracts to expand its access to such agents, and (2) $420 in managed services revenue as a result of increasing SaaS license counts which drive annual recurring revenue on a per device per month basis.  These increases in services revenue were partially offset by a $505 decrease in installation services revenue as deployment of hardware sold during the quarter associated with multiple advertising networks did not begin installation activities until the fourth quarter of 2023.

Gross Profit

Gross profit increased $789, or 17% driven by enhanced margins on hardware revenues and an increase in services revenue.

Gross profit margin increased to 46% from 40% driven by (1) favorable revenue mix during the period as managed services, which includes higher margin SaaS and other services revenues, increased to 37% of total revenue as compared to 35% of total revenues in the three months ended September 30, 2022, and (2) a 6% margin expansion associated with hardware revenues generated in the current year primarily generated from sales of custom manufactured kiosks purchased for deployment of an advertising network.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $583, or 81%, driven primarily by the Company’s enhanced investments into sales and marketing activities. Following the Merger, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were historically undercapitalized by the Company and have since accelerated new customer acquisition. Through completion of the Merger, the Company also acquired a media sales business unit that serves to monetize customer networks via the direct sale of advertising to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third-party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Condensed Consolidated Statement of Operations.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Condensed Consolidated Statement of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses increased by $155, or 65%, for the three month period ended September 30, 2023 as compared to the same period in 2022 driven primarily by incremental headcount added via completion of the Merger on February 17, 2022 and a higher rate of bug and maintenance work as compared to capitalized activities during the quarter ended September 30, 2023. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given current competitive employment market conditions with respect to talented software engineers. We integrated the development teams which has enhanced speed to market on new feature and functionality development activities.

General and Administrative Expenses

General and administrative expenses decreased $215, or 8% during the three months ended September 30, 2023 as compared to the same period in 2022 driven by a decrease of $492 in stock compensation expense as outstanding performance awards were fully expensed as of December 31, 2022. This decrease was partially offset by increased personnel costs as a result of higher headcount following the Merger and scaled up operations in response to an increase in customer acquisition and associated planned deployments.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were effectively flat, decreasing $68, or 8%, in the three months ended September 30, 2023 compared to the same period in 2022. The Company currently expects depreciation and amortization expense to be approximately $800 per quarter for the remainder of 2023.

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

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Nine Months
	Ended September 30,		Change
	2023	2022	$	%
Sales	$30,708	$32,860	$(2,152)	7%
Cost of sales	16,018	19,792	(3,774)	19%
Gross profit	14,690	13,068	1,622	12%
Sales and marketing expenses	3,666	2,572	1,094	43%
Research and development expenses	1,136	897	239	27%
General and administrative expenses	8,125	8,269	(144)	2%
Depreciation and amortization expense	2,393	2,060	333	16%
Deal and transaction expenses	-	538	(538)	100%
Total operating expenses	15,320	14,336	984	7%
Operating loss	(630)	(1,268)	638	50%
Other income/(expenses):
Interest expense	(2,324)	(1,956)	(368)	19%
Change in fair value of warrant liability	-	7,902	(7,902)	100%
Change in fair value of equity guarantee	(1,461)	369	(1,830)	496%
Loss on debt waiver consent	-	(1,212)	1,212	100%
Loss on warrant amendment	-	(345)	345	100%
Loss on settlement of debt	-	(237)	237	100%
Other income	132	3	129	4300%
Total other income/(expenses)	(3,653)	4,524	(8,177)	181%
Net (loss) income before income taxes	(4,283)	3,256	(7,539)	232%
Provision from income taxes	(73)	(46)	(27)	59%
Net (loss) income	$(4,356)	$3,210	(7,566)	236%

Sales

Sales were $30,708, representing a decrease of $2,152, or 7%, as compared to the same period in 2022. Hardware revenues were $12,606 for the nine month period ended September 30, 2023 as compared to $17,141 for the nine month period ended September 30, 2022, a decrease of $4,535, or 26%, with prior year results driven by  two customers executing cyclical refreshes of their digital infrastructure throughout their entire geographic footprint. Hardware revenues generated in the current year were driven by new standard existing customer expansion activities and supplemented by new customer deployments, with no existing customers executing a similar large scale refresh during the nine months ended September 30, 2023. Those refresh activities represented $8,919 in incremental hardware revenue during the nine months ended September 30, 2022.

Services and other revenues were $18,102 for the nine month period ended September 30, 2023, an increase of $2,383, or 15%, driven by growth in managed services revenue. Managed services revenue, which includes both SaaS and help desk technical subscription services, as well as non-contracted recurring content management services, were $12,227 in the nine months ended September 30, 2023 as compared to $10,435 in the same period in 2022, driven by expansion in the Company's SaaS license counts, which drive annual recurring revenue on a per device per month basis, and the inclusion of Reflect revenue for a full nine months in the current year as compared to approximately seven and one half months during the nine months ended September 30, 2022 as a result of the Merger closing on February 17, 2022. This represents a year-over-year growth rate of 17% in our higher margin, primarily subscription-based, managed services revenue.

Gross Profit

Gross profit increased by $1,622, or 12% during the nine months ended September 30, 2023 as compared to the same period in 2022 driven by improvements in hardware gross margins as a result of a significant deployment with gross margin of approximately 25%.

Gross profit margin increased to 48% during the nine months ended September 30, 2023, from 40% in the same period in 2022 driven by (1) increased gross margin on hardware sales, partially offset by a reduction in total hardware sales, and (2) an increase in services revenue driven by expansion in SaaS license counts and associated subscription license revenue.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $1,094, or 43%, driven primarily by (1) the acquisition of Reflect via the Merger on February 17, 2022, and (2) the Company’s enhanced investments into sales and marketing activities. Following the Merger, the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were historically undercapitalized by the Company and have since accelerated new customer acquisition. Through completion of the Merger, the Company also acquired a media sales business unit that serves to monetize customer networks via the direct sale of advertising to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Condensed Consolidated Statement of Operations. We expect the sales and marketing expenses of the Company for the nine months ended September 30, 2023 to adequately reflect the normal spend in these areas in future reporting periods.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Condensed Consolidated Statement of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses increased by $239, or 27%, for the nine month period ended September 30, 2023 as compared to the same period in 2022 driven primarily by incremental headcount added via completion of the Merger on February 17, 2022. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given current competitive employment market conditions with respect to talented software engineers. We integrated the development teams which has enhanced speed to market on new feature and functionality development activities.

General and Administrative Expenses

General and administrative expenses were effectively flat, decreasing $144, or 2%. As compared to the nine months ended September 30, 2022, the Company experienced decreases of (1) $949 in stock compensation expense as outstanding performance awards were fully expensed as of December 31, 2022, and (2) reductions in certain expenses following completion of integration activities/projects completed during 2022 following the Reflect Merger (including but not limited to consolidation of CMS tools, cloud hosting environments, IT tools) that materialized through the balance of 2022. These decreases were partially offset by increases of (1) $594 in increased personnel costs as the Company scaled up operations in response to an increase in customer acquisitions, (2) $196 in legal expenses associated with the Company's establishment of a Special Committee of the Board of Directors to consider and respond to an unsolicited proposal of a Company shareholder to acquire certain outstanding shares of common stock of the Company, as well as settlement of two open litigation matters during the period, and (3) other operating costs, each primarily associated with the consolidation of Reflect for nine months in 2023, as compared to reporting consolidation of Reflect for only 226 days during the nine months ended September 30, 2022 as a result of completion of the Reflect Merger on February 17, 2022.

Depreciation and amortization expenses

Depreciation and amortization expenses increased $333, or 16%, in the nine months ended September 30, 2023 compared to the same period in 2022, driven primarily by incremental amortization expense generated from the addition of $17,160 in amortizing intangible assets on February 17, 2022, as a result of the Merger.

Interest expense

See Note 8 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in fair value of warrant liability; Loss on warrant amendment

During the nine month period ended September 30, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.

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

Loss on debt waiver consent

During the nine months ended September 30, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Company's credit agreement with Slipstream, the Company paid consideration to such investor in the form of the Purchaser Warrant to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrant was equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant became exercisable on August 17, 2022. The Purchaser Warrant expires six years from the date of issuance following execution of the Warrant Amendment. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Condensed Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,212 for the nine months ended September 30, 2022. No such transactions occurred in the current period.

Loss on extinguishment of debt

During the nine months ended September 30, 2022, the Company refinanced its debt facilities with Slipstream. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts. No such transactions occurred in the current period.

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
	September 30	June 30	March 31	December 31	September 30
Quarters ended	2023	2023	2023	2022	2022
GAAP net loss	$(1,931)	$(1,425)	$(1,000)	$(1,334)	$(554)
Interest expense:
Amortization of debt discount	363	358	356	364	363
Other interest, net	371	429	447	423	394
Depreciation/amortization:
Amortization of intangible assets	766	754	754	743	848
Amortization of employee share-based awards	3	151	225	448	456
Depreciation of property & equipment	50	43	25	30	37
Income tax (benefit) expense	(15)	45	43	33	(10)
EBITDA	$(393)	$355	$850	$707	$1,534
Adjustments
Gain on settlement of obligations	-	-	-	-	(37)
Loss (Gain) on fair value of equity guarantee	1,369	16	76	(705)	(442)
Disposal of Safe Space Solutions inventory	-	-	-	909	-
Deal and transaction expenses	-	-	-	54	110
Other expense (income)	3	(123)	(12)	7	2
Stock-based compensation – Director grants	43	43	43	56	82
Adjusted EBITDA	$1,022	$291	957	1,028	1,249

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The net cash provided by operating activities during the nine months ended September 30, 2023 was $8,306 compared to net cash used in operating activities of $1,050 for the same period in 2022. Cash provided by operating activities in the nine month period ending September 30, 2023, was driven by a reduction in accounts receivable and prepaid assets of $2,080 and $859, respectively.  In addition, deferred revenue and customer deposits increased $2,284 and $1,054 respectively.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $3,138 compared to $20,268 during the same period in 2022. The use of cash in the prior year was driven by completion of the Merger. We currently do not have any material commitments for capital expenditures as of September 30, 2023; however, we anticipate a reduction in capital expenditures entering 2024 as we complete the modernization and internationalization of our automotive platform in 2023 in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1,575 compared to net cash provided by financing activities of $19,254 for the same period in 2022. The change is the result of the Company’s completion of equity and debt financing in the first quarter of 2022 to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.  Net cash provided by financing activities during the nine month period ended September 30, 2023, is primarily the result of a common stock offering completed in August 2023, generating cash of $5,454, net of offering expenses, partially offset by repayments made on the Consolidation Term Loan, Secured Promissory Note and Term Loan (2022) of $930, $935 and $2,000, respectively.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2023, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2023, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Resignation of Dennis McGill

On November 8, 2023, Dennis McGill resigned as Chairman and as a director of the Company effective immediately. Mr. McGill resigned for family reasons, and did not resign as a result of any matter relating to the Company's operations, policies or practices. As a result of Mr. McGill’s resignation, Richard Mills has been appointed to serve as Chairman of the Board of Directors.  Following Mr. McGill’s resignation, the Board of Directors approved a reduction in the size of the Board to four directors.

In consideration of Mr. McGill’s service to the Company, the Board accelerated the vesting of 25 options previously issued to Mr. McGill, that would have vested on November 17, 2023.

2023 Stock Incentive Plan

In April 2023, the Company’s 2014 Stock Incentive Plan, as amended, expired by its terms (other than with respect to outstanding options issued under the 2014 Stock Incentive Plan). On November 8, 2023, our Board of Directors approved a 2023 Stock Incentive Plan (the “Plan”), pursuant to which 1,500,000 shares of common stock are reserved for issuance under the Plan to key employees, executives, consultants, and other individuals who provide services to the Company. The following summary of the Plan does not purport to be a complete description and is qualified in its entirety by the specific language of the Plan, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

Plan Summary

General. The purpose of the Plan is to increase shareholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees, certain key consultants, independent contractors and directors of the Company. The Plan will be administered by a stock option or Compensation Committee of the Board of Directors, or if no such committee exists, by the entire Board of Directors.

The Compensation Committee may grant incentives to employees (including officers) or our subsidiaries, members of the Board of Directors, and consultants or other independent contractors who provide services to us or our subsidiaries, in the following forms:

●	incentive stock options and non-statutory stock options;
●	stock appreciation rights;
●	stock awards;
●	restricted stock;
●	restricted stock units; and
●	performance shares.

In addition our Chief Executive Officer or Chief Financial Officer may, on a discretionary basis and without review or approval by the Compensation Committee, grant stock options to our new employees who are not officers of the Company. Such discretionary grants shall not exceed, in the aggregate, incentives that the Board of Directors or Compensation Committee has allocated for such purpose.

Shares Subject to Plan. We may issue up to 1,500,000 shares of common stock under the Plan.  If an incentive granted under the Plan expires or is terminated or canceled unexercised as to any shares of common stock or forfeited or reacquired by us pursuant to rights reserved upon issuance thereof, we may again issue such shares under the Plan pursuant to another incentive.

Description of Incentives

Stock Options. Stock options may be granted to eligible individuals to purchase shares of common stock from the Company. The Plan confers on the Compensation Committee the discretion, with respect to any such stock option, to determine the term of each option, the time or times during its term when the option becomes exercisable and the number and purchase price of the shares subject to the option. Nevertheless, the term of each option shall not exceed ten years and one day from the grant date. The option price per share for stock options may not be less than the fair market value of the common stock on the grant date. We must grant all stock options within ten years from the date of the Plan’s adoption by the Board of Directors.

Incentive Stock Options. The grant of incentive stock options is intended to comply with Section 422 of the U.S. Internal Revenue Code of 1986, as amended from time to time (the “Code”). The fair market value of incentive stock options granted to eligible individuals shall not, as of the grant date, exceed $100,000. Additionally, if incentive stock options are granted to an eligible individual who, at the time such option is granted, would own (as such term is described in Code Section 422) stock possessing more than 10% of the total combined voting power of the Company, the option price for such incentive stock option cannot be less than 110% of the fair market value of the common stock, and such incentive stock options will expire no later than five years after the grant date.

Stock Appreciation Rights.   A stock appreciation right is a right to receive, without payment to the Company, a number of shares of common stock, the amount of which is determined by dividing (a) the number of shares of common stock as to which the stock appreciation right is exercised multiplied by the amount of the appreciation in such shares — i.e., the amount by which the fair market value of the shares of common stock subject to the stock appreciation right on the exercise date exceeds (1) in the case of a stock appreciation right related to a stock option, the purchase price of the shares of common stock under the stock option or (2) in the case of an stock appreciation right granted alone, without reference to a related stock option, an amount which shall be determined by the Compensation Committee at the time of grant; by (b) the fair market value of a share of common stock on the exercise date. Our Compensation Committee has the discretion to determine the number of shares as to which a stock appreciation right will relate as well as the duration and exercisability of a stock appreciation right. The exercise price may not be less than the fair market value of our common stock on the grant date.

Stock Awards. Stock awards consist of the transfer by the Company to an eligible participant of shares of common stock, without other payment, as additional compensation for services to the Company. The number of shares transferred pursuant to any stock award is determined by the Compensation Committee.

Restricted Stock. Restricted stock consists of the sale or transfer by the Company to an eligible participant of one or more shares of our common stock that are subject to restrictions on their sale or other transfer by the employee, which restrictions will lapse after a period of time as determined by the Compensation Committee. If restricted stock is sold to a participant, the sale price will be determined by the Compensation Committee, and the price may vary from time to time and among participants and may be less than the fair market value of the shares at the date of sale. Subject to these restrictions and the other requirements of the Plan, a participant receiving restricted stock shall have all of the rights of a shareholder as to those shares. The Compensation Committee may grant the right to receive cash, shares of stock, or other property equal in value to dividends paid with respect to the number of shares represented by restricted stock units.

Restricted Stock Units. Restricted stock units represent the right to receive shares of common stock at a future date, subject to vesting criteria.

Performance Awards. An eligible individual’s right to exercise or receive a grant or settlement of any incentive, and the timing thereof, may be subject to certain performance conditions specified by the Compensation Committee. The Compensation Committee may use business criteria and other measures of performance as it may deem appropriate in establishing performance conditions, and may exercise its discretion to change the amounts payable under any incentive subject to performance conditions.

Other Plan Terms

Limitation on Non-Employee Director Grants. During any one fiscal year, we may not grant to any non-employee director incentives that exceed in the aggregate $100,000 in value (such value computed as of the date of grant in accordance with applicable financial accounting rules) in any calendar year.

Transferability of Incentives. Incentives granted under the Plan may not be transferred, pledged or assigned by the holder thereof, except in the event of the holder’s death, by will or the laws of descent and distribution or pursuant to a qualified domestic relations order. However, stock options other than those intended to qualify as incentive stock options may be transferred by the holder thereof to certain family members or related entities.

Duration, Termination and Amendment of the Incentive Plan and Incentives. The Plan will remain in effect until all incentives granted under the Plan have been satisfied or terminated and all restrictions on shares issued under the Plan have lapsed. We may not grant incentives under the Plan after the tenth anniversary of the approval of the Plan by the Board of Directors. The Board of Directors may amend or discontinue the Plan at any time. However, no such amendment or discontinuance may adversely change or impair a previously granted incentive without the consent of the recipient thereof.

Certain Plan amendments require shareholder approval, including amendments that would increase the maximum number of shares of common stock which may be issued to all participants under the Plan, change or expand the types of incentives that may be granted under the Plan, change the class of persons eligible to receive incentives under the Plan, or materially increase the benefits accruing to participants under the Plan. Generally, the terms of an existing incentive may be amended by agreement between the Compensation Committee and the participant. However, in the case of a stock option or stock appreciation right, no such amendment shall (a) extend the term of the incentive; nor (b) reduce the exercise price per share below the fair market value of the common stock on the date the incentive was granted, unless, in either case, the amendment complies with the requirements of Internal Revenue Code Section 409A.

Effect of Sale, Merger, Exchange or Liquidation.  In the event of an acquisition of the Company through the sale of substantially all of its assets or a change in control through a merger, exchange, reorganization or liquidation of the Company or a similar event, all as determined by the Compensation Committee in its sole discretion, the Compensation Committee shall be authorized to take any and all action it deems equitable under the circumstances, including but not limited to accelerating the vesting of all incentives, terminating the Plan and issuing to the holders of outstanding vested options and stock appreciation rights the stock, securities or assets, including cash, they would have received if the incentives had been exercised immediately before the transaction, or other specified actions.

Board Policies. The Plan provides that any incentives are subject to any insider trading, clawback and recovery policies adopted from time to time by the Board of Directors and subject to forfeiture and disgorgement to the extent required by law or applicable stock exchange listing standards. The Board of Directors may also impose such other clawback, recovery or recoupment provisions as the Board of Directors determines necessary or appropriate, including a right to repurchase shares previously issued under the Plan and any incentive.

Plan Benefits

The amount and timing of all awards under the Plan are determined in the sole discretion of our Compensation Committee (or if no committee is designated, the entire Board of Directors, and subject, however, to limited discretionary authority on the part of our Chief Executive Officer as described above) and therefore cannot be determined in advance.

Shareholder Approval of Plan

Consistent with the Nasdaq Listing Rules, the Plan provides that until the Plan is approved by the Company’s shareholders, (i) no shares of Common Stock may be issued under the Plan, and (ii) no options issued under the Plan may be exercised. If the Company’s shareholders do not approve the Plan on or prior to November 8, 2024, or if this Plan is submitted to a vote of shareholders and not approved, then the Plan and all Incentives granted thereunder will be null and void.

Earnings Release

On November 9, 2023, the Company issued a press release announcing its financial condition and results of operations for the three and nine months ended September 30, 2023. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description
10.1	2023 Stock Incentive Plan

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press Release dated November 9, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 9, 2023	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer