Form 10-K
period 2023-12-31
CREATIVE REALITIES, INC.
filed 2024-03-21
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,761,049 as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2024, the registrant had 10,446,659 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2024 annual shareholders’ meeting to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

TABLE  OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

The information in this Annual Report on Form 10-K ("Report") contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Forward-looking statements may include, but are not limited to, statements about:

●	the adequacy of funds for future operations;

●	future expenses, revenue and profitability;

●	trends affecting financial condition and results of operations;

●	the ability to convert proposals into customer orders, including our ability to realize the revenues included in our future guidance and backlog reports;

●	general economic conditions and outlook, including those as a result of the COVID-19 pandemic;

●	the ability of customers to pay for products and services received;

●	the ability to satisfy our upcoming debt obligations and other liabilities;

●	the impact of changing customer requirements upon revenue recognition;

●	customer cancellations;

●	the availability and terms of additional capital;

●	the ability of the Company to continue as a going concern;

●	industry trends and the competitive environment;

●	the impact of the company’s financial condition upon customer and prospective customer relationships;

●	potential litigation and regulatory actions directed toward our industry in general;

●	the influence of our largest shareholder and senior lender, Slipstream Funding, LLC;

●	our reliance on certain key personnel in the management of our businesses;

●	employee and management turnover;

●	the existence of material weaknesses in internal controls over financial reporting;

●	the inability to successfully integrate the operations of acquired companies; and

●	our ability to remain listed on the Nasdaq Capital Market.

When used in this Report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), are intended to identify such forward-looking statements.

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

●

Our success and longevity depend on our ability to generate profits from future operations and obtain sufficient capital through financing transactions to refinance our debt obligations, pay any contingent consideration owed to former Reflect stockholders, and meet our other business obligations.

●	We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

●	The variable sales cycle of some of the combined company’s products will likely make it difficult to predict operating results.

●

There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to either lead or participate in that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

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

●

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, financial condition, and results of operations.

●

It is common for our current and prospective customers to evaluate our products over an extended period of time, most especially during economic downturns that affect our customers’ businesses, as we saw during the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

●

Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain or maintain market share.

●

We operate in an intensely competitive industry, and our competitors are developing products and solutions that incorporate artificial intelligence (“AI”) and machine learning (“ML”). We may not be as successful as our competitors in incorporating AI and ML into our products and solutions.

●	Issues relating to the use of new and evolving technologies in our offerings, such as AI and ML, may result in increased regulation and costs to comply with such regulations.

●	We use developed and licensed software technology, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

●

Our proprietary platform architectures and data tracking technology underlying certain of our services are complex and may contain unknown errors in design or implementation that could result in system performance failures or inability to scale.

●	Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

●	We compete with other companies that have more resources, which puts us at a competitive disadvantage.

●	Our future success depends on key personnel and our ability to attract and retain additional personnel.

●	We risk losing directors, officers and employees, or paying more cash compensation, if our shareholders do not approve our 2023 Stock Incentive Plan.

●

We are subject to cyber security risks and interruptions or failures in our information technology systems and those of third-party partners with whom our applications are integrated and will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

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

Risks Related to our Securities and our Company

●

Our largest shareholder and senior lender possesses significant voting power with respect to our common stock, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover or other change-of-control transactions.

●

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

●	We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

●	We do not have significant tangible assets that could be sold upon liquidation.

●

We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

●	Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

●	Sales of a substantial number of shares of our common stock in the public market by certain of our shareholders could cause our stock price to fall.

●	There may not be an active market for shares of our common stock.

General Risk Factors

●	Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

●	General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

v

EXPLANATORY NOTE

All currency is rounded to the nearest thousand, except share and per share amounts. On March 27, 2023, the Company effectuated a l-for-3 reverse stock split of its outstanding common stock. This Report and the Consolidated Financial Statements and Notes to Consolidated Financial Statements herein, give retroactive effect to the reverse stock split for all periods presented. The shares of common stock retained a par value of $0.01 per share.

PART I

ITEM 1 BUSINESS

Our Company

Creative Realities, Inc. (“Creative Realities”, the “Company”, “we”, “us” or “our”) provides innovative digital signage and media solutions to enhance communications in a wide-ranging variety of out-of-home environments, key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including quick-serve restaurants (“QSR”)

●	Convenience Stores

●	Financial Services

●	Automotive

●	Medical and Healthcare Facilities

●	Mixed Use Developments

●	Corporate Communications, Employee Experience

●	Digital out of Home (“DOOH”) Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly viable because we help our enterprise customers achieve a wide range of business objectives including:

●	Increased brand awareness/engagement

●	Improved customer support

●	Enhanced employee productivity and satisfaction

●	Increased revenue and profitability

●	Improved guest experience

●	Increased customer/guest engagement

Through a combination of organically grown platforms and a series of strategic acquisitions, including our acquisition of Reflect Systems, Inc., a Delaware corporation (“Reflect”), in February 2022, the Company assists customers to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, equipment manufacturers, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

When comparing Creative Realities to other digital signage competitors, our customers value the following competitive advantages:

●

Breadth of solutions – Creative Realities offers true solutions to our customers. Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage network. We leverage a ‘single vendor’ approach, providing customers with a one-stop-shop for sourcing digital signage solutions from design through day two services.

●

Managed labor pool – Unlike most companies in our industry, we have a curated labor pool of qualified and vetted field technicians available to service customers quickly nationwide. We can meet tight schedules even in exceptionally large deployments and still ensure quality and consistency.

●

In-house creative resources – We assist customers in creating new content or repurposing existing content for digital signage experiences, an activity for which the Company has won several design awards in recent years. In each instance, our services can be essential in helping customers develop an effective content program.

●

Network scalability and reliability – Our software as a service (“SaaS”) content management platforms power some of the largest and most complex digital signage networks in North America, evidencing our ability to manage enterprise scale projects. This also provides us purchasing power to source products and services for our customers, enabling us to deliver cost effective, reliable, and powerful solutions to small and medium size business customers.

●

Ad management platform – Our customers are increasingly interested in monetizing their digital signage networks through advertising content. However, efficiently scheduling advertising content into digital signage playlists to meet campaign objectives can be a challenging and labor-intensive process for our customers. AdLogic, our home-grown, content management-agnostic platform, automates this process, allowing network owners to capture more revenue with less expense.

●

Media sales – Few digital signage solution providers offer their customers media sales as a service. We have in-house media sales expertise to elevate conversations with our customers interested in better understanding network monetization. We believe this meaningful differentiation in the sales process provides us an additional revenue stream compared to our competitors.

●

Market sector expertise – Creative Realities has in-house experts in key market segments such as automotive, retail, quick-serve restaurants (“QSR”), convenience stores, and Digital Out of Home (“DOOH”) advertising. Our expertise in these business segments enables our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

●

Logistics – Implementing a large digital signage project can be a logistical nightmare that can stall an initiative, even before deployment. Our expertise in logistics improves deployment efficiency, reduces delays and problems, and saves customers time and money.

●

Technical support – Digital signage networks present unique challenges for corporate IT departments. We simplify and improve end user support by leveraging our own Network Operations Center (“NOC”) in Louisville, Kentucky. The NOC resolves many issues remotely and when field support is required, it can be dispatched quickly from the NOC, leveraging our managed labor pool to resolve customer issues quickly and effectively.

●

Integrations and Application Development – The future of digital signage is not still images and videos on a screen. We believe that interactive applications and integrations with other data sources will dominate the future. From social media feeds, mobile integrations, corporate data stores, or Point of Sale (“POS”) systems, our proven ability to build scalable applications and integrations is a key advantage that customers can leverage to deliver more compelling and engaging experiences for their customers.

●

Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide customers the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of our customers.

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications;

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device;

o

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level; and

o

OSx+, a digital VIN-level checklist used to assist in the tracking and delivery of new vehicles in the transportation sector, providing measurable lift in customer satisfaction scores and connected vehicle enrollments and subscription activations.

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company expects to see continuous growth in recurring SaaS revenue for the foreseeable future as digital signage adoption/utilization continues to expand across the vertical markets we serve.

We believe that the adoption and evolution of our digital signage technology solutions will increase substantially in years to come in the industries in which we currently focus and in others. Throughout the COVID-19 pandemic, our current and potential customer base reduced capital expenditures, including capital expenditures that we believe would have been used to implement digital technology solutions. The costs of hardware configurations and software media players used to process and display content also increased during that period as a result of supply constraints for semiconductors, a key input to both digital display and digital media player products. Throughout 2021, we faced significant supply chain challenges which limited the availability of each of these components to our sold solutions; however, those supply constraints have materially subsided and the cost of hardware products has again begun to reduce in the most recent trailing twelve month period. We believe that the costs of such hardware will decrease over time as it has done so historically and will do so at an accelerating rate. Flat panel displays and players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur.

Another component of our business strategy, given the evolving dynamics of the industry in which we operate, is to acquire and integrate other operating companies in the industry in conjunction with pursuing our organic growth objectives. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team’s primary focus is the continued acceleration of organic growth, but secondarily evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration, and financing of acquisitions and seek only accretive strategic transactions with material cost synergies as a result of overlapping or concurrent content management system capabilities with focus on eliminating the associated cost structure for these systems. We believe that the COVID-19 pandemic has adversely affected our smaller competitors, and as a result, there may exist acquisition opportunities in the future. We also believe that, based on the foregoing, we can successfully serve as a consolidator of multiple business and technology platforms serving similar markets. As part of our acquisition strategy, we acquired Allure Global Solutions, Inc., a Georgia corporation (“Allure”) in 2018, and Reflect in February 2022.

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

Industry Background

We believe certain digital marketing technology industry trends are creating the opportunity for retailers, brands, venue-operators, enterprises, non-profits and other organizations to create innovative shopping, marketing, and informational experiences for their customers and other stakeholders in various venues worldwide. These trends include: (i) the expectations of technology-savvy consumers; (ii) addressing on-line competitors by improving physical experiences; (iii) a decline in the cost of hardware configurations (primarily flat panel displays) and software media players; (iv) the continued evolution of mobile, social, software and hardware technologies, applications and tools; (v) increasing sophistication of social networking platforms; (vi) increasingly complex customer requirements related to their specific digital marketing technology and solution objectives; and (vii) customer expectations of satisfactory consumer experiences with reduced installation and operating costs.

As a result, a growing number of retailers, brands, venue-operators, and other organizations have identified the need and opportunity to implement increasingly agile, automated, targeted and cost-effective and “sales-lifting” digital marketing, and interactive experiences to market to their customers. These experiences include creating unique and customized experiences for targeted, timely offerings and relevant promotions; improving engagement resulting in increased sales; and increasing shopping basket size. We believe our customers consider capitalizing on these industry trends to be increasingly critical to any successful “store of the future” retail and brand sales environment, especially where sales staff turnover is high, training outcomes are inconsistent and product knowledge is low.

Companies are implementing various digital marketing technology solutions, which: are implemented in multiple forms and types of configurations and locations; attempt to achieve any of a broad range of individual or combination of objectives; contain various levels of targeting; have the ability to instantly manage single or multiple locations remotely from a customer’s desktop or other connected device at each location; and are built to deliver or contain a standard or customized customer experience unique to and within the customer’s environment. Examples of such solutions include:

●

Digital Merchandising Systems, to inform and interact with customers through various types of content in an integrated experience, improve in-store customer experiences and increase overall sales, upsells, and/or cross-sales;

●	Digital Sales Assistants, to replace or augment existing sales resources and the level of interactive and informational sales assistance inside the store;

●	Digital Way-Finders, to help customers navigate their way around individual retail stores and multi-store locations or venues, or within individual brand categories;

●

Digital Kiosks, to provide data, specialized and customized broadcasts, promotional information and coupons, train, and other forms of information and interaction with customers in a variety of deployment forms, types, configurations and experiences;

●

Digital Menu-Board Systems, to enable various types of restaurant operators the ability to remotely and on a scheduled basis, update and modify menu information, promotions, and other forms of content dynamically; and

●

Dynamic Digital Signage, including Advertising Networks, to deliver and manage in-store marketing and advertising campaigns, specialized and customized broadcasts, and various other forms of messaging targeting customers in a particular experience or environment.

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

Our digital marketing technology solutions apply in a wide variety of industries. The industries in which we primarily sell our solutions are established and include automotive, retail, DOOH including advertising networks and retail media networks, foodservice/QSR, financial services, gaming, and sports and entertainment venues. A number of participants in these industries have only recently started considering or expanding the adoption of these types of technologies, solutions, and experiences as part of their overall marketing strategies.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in the future in part because of new construction and remodeling activities of pre-existing retail, convenience store, stadium, and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic improvements generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

Effect of Supply Chain Constraints

A key component of our business includes the sale of digital media players, digital displays, and mounts supplied by third-party manufacturing partners. While the disruptions we experienced throughout 2021 and the first half of 2022 with respect to semiconductors have mostly subsided, we are still exposed to potential disruptions and delays related to fulfillment of inventory purchases from vendors as a result of increased lead times post-COVID-19 pandemic, which represent the key components to our digital signage solutions, because of a global shortage of semiconductor chips. In instances in which inventory was available, we experienced delays in the transportation of these goods from manufacturers to the Company, and in delivery of our solutions to our customers.

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

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions, and services we provide to our customers, there are multiple individual competitors who offer subsets of our product and service offerings. These include digital signage software companies such as Stratacache and Poppulo; marketing services companies such as Sapient Nitro; or digital signage systems integrators such as SageNet. Some of these competitors may have significantly greater financial, technical, and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our holistic sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital signage technology and solutions, brand awareness, and proprietary processes are the primary factors providing our competitive advantage.

Major Customers

No customer accounted for more than 10% of revenue for the year ended December 31, 2023. We had three customers that accounted for 44% of revenue for the year ended December 31, 2022.

We had two and three customers that in the aggregate accounted for 50% and 49% of accounts receivable as of December 31, 2023 and 2022, respectively.

Decisions by one or more of these key customers to not renew, terminate, or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Territories

We sell products and services primarily throughout North America, with limited software licensing agreements operating in other international jurisdictions.

Human Capital

We have a workforce comprised of approximately 152 employees as of March 20, 2024. We do not have any employees that operate under collective-bargaining agreements.

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800. We have additional offices in the Dallas, TX, Atlanta, GA, and Windsor, Ontario (Canada) metro areas.

Corporate Organization

We originally incorporated and organized as a Minnesota corporation under the name “Wireless Ronin Technologies, Inc.” in March 2003 and focused on our expertise in digital media marketing solutions, including digital signage, interactive kiosks, mobile, social media, and web-based media solutions. We acquired the interactive marketing technology business that we currently operate in a 2014 merger with Creative Realities, LLC. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the systems integration and marketing technology business of ConeXus World Global, LLC. On November 20, 2018, we acquired Allure, an enterprise software development company. On February 17, 2022, we acquired Reflect.

ITEM 1A RISK FACTORS

Our business involves a high degree of risk. In evaluating our business, you should carefully consider the specific risks described below, and any risks described in our other filings with the Securities and Exchange Commission (the “SEC”), pursuant to Sections 13(a), 13(c), 14, or 15(d) of the Exchange Act. Any of the risks we describe below could cause our business, financial condition, results of operations or future prospects to be materially adversely affected. In addition, some of the following statements are forward-looking statements.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have generally incurred losses, and may never become or remain profitable.

We have incurred historical net losses, and we have had negative cash flows from operations. While we have been able to achieve net income in 2021 and 2022, we incurred a net loss in 2023 and it is uncertain whether we will be able to sustain or increase our profitability in successive periods.

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

Digital marketing technology and solutions are evolving and the markets in which we compete are rapidly changing. As a result, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

●

timely and successfully developing new technology, solution, service, and platform features, including but not limited to the utilization of artificial intelligence, and increasing the functionality and features of our existing technology, solution, service, and platform offerings;

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

●	integrating operations, personnel and technology from our acquisitions.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed.

Our success and longevity depend on our ability to generate profits from future operations and obtain sufficient capital through financing transactions to refinance our debt obligations, pay any contingent consideration owed to former Reflect stockholders, and meet our other business obligations.

The report of our independent registered public accounting firm on our Consolidated Financial Statements for the fiscal year ended December 31, 2023 included an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern within one year after that date that the Consolidated Financial Statements are issued.

At December 31, 2023, the Company has an accumulated deficit of $53,346, negative working capital of $1,587, including current debt obligations of $3,690, and cash of $2,910. For the year ended December 31, 2023, the Company generated operating income of $1,346 and generated positive net cash flows from operations of $5,167. Pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") between the Company and Slipstream, the Company is required and began to make monthly repayments of principal on the Consolidation Term Loan on September 1, 2023. The monthly principal payment is approximately $370 and will continue on the first day of each month thereafter until the Maturity Date on February 17, 2025, with total principal repayments of $4,037 during the twelve months subsequent to the reporting date of our Consolidated Financial Statements. In addition, the Company is required to repay the principal balance on the Acquisition Term Loan of $10,000 at maturity and resolve the contingent consideration (described below), currently estimated for accounting purposes at $11,208, each of which mature on February 17, 2025 and collectively raises substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40. See “Note 1: Nature of Organization of Organization and Operations- Liquidity and Financial Consideration“ to the Company’s Consolidated Financial Statements contained in this Report for a description of our payment obligations under the Credit Agreement.

The merger agreement in which we acquired Reflect requires us to pay to former Reflect stockholders additional contingent cash consideration after February 17, 2025 (subject to a six-month extension under certain circumstances), if the closing price of our shares of common stock on such date is less than $6.40 per share (the "Guaranteed Price"). The actual amount of such contingent consideration cannot be determined until such time, but our financial statements reflect $11,208 as the amount of such payment as of December 31, 2023, which include an increase in the Guaranteed Price to reflect the Company’s 1-for-3 reverse stock split that occurred on March 23, 2023. See “Note 5 Business Combinations” to the Company’s Consolidated Financial Statements contained in this Report for a description of our obligations to pay the contingent consideration.

We do not anticipate that we will have adequate funds from our operations to satisfy these obligations in February 2025. In response to these conditions, the Company plans to evaluate its available options for refinancing, via recapitalization, debt financing or equity financing, its upcoming obligations associated with the Acquisition Term Loan, Consolidation Term Loan, and contingent consideration.  However, these plans have not been finalized, are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

Any equity financings will likely be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

Although we are focusing on increasing our revenues from SaaS services to our customers, our overall revenues in any quarter depend substantially upon contracts signed and the related shipment and installation or delivery of hardware and software products in that quarter. It is therefore difficult for us to accurately predict revenues and this difficulty also will affect the Company. It is difficult to forecast the timing of large individual hardware and software sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with our products that could result in the deferral of some or all of the revenue to future periods.

Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated or not at all. If we receive any significant cancellation or deferral of customer orders, or it is unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for the Company to predict quarterly results in the future, and could negatively impact our business, financial condition, and results of operations for an indefinite period of time.

There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to either lead or participate in that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses; no single business dominates or provides integrated solutions and product offerings incorporating much of the available industry technology. We believe that substantial consolidation is occurring in our industry and will continue to do so in the near future. We believe that our prior acquisitions of Allure and Reflect illustrate acquisition opportunities that exist in our industry. If we are not active participants in consolidation, either as a consolidator or as a target, we may be left out of this process, with product offerings of limited value compared with those of our consolidated competitors. Moreover, even if we lead the consolidation process, we may incur unknown liabilities in such consolidations, fail to fully integrate the operations, personnel, or technology from such consolidations, and the market may not validate the decisions we make in that process.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on, among other things, the availability of financing options for us with acceptable terms. Poor credit and other market conditions or uncertainty in financial markets could adversely affect our ability to obtain such financing, and as a result, materially limit our ability to grow through acquisitions.

Our success depends on our interactive marketing technologies achieving and maintaining widespread acceptance in our targeted markets.

Our success will depend to a large extent on market acceptance of our interactive marketing technologies among our current and prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our interactive marketing technologies by prospective customers will depend primarily on the following factors:

●	our ability to demonstrate the economic and other benefits attendant to our interactive marketing technologies;

●	our customers becoming comfortable with using our interactive marketing technologies; and

●	the reliability of our interactive marketing technologies.

Our interactive technologies are complex and must meet stringent user requirements. Some undetected errors or defects may only become apparent as new functions are added to our technologies and products. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and adversely affect our reputation. Delays, costs, and damage to our reputation due to product defects could harm our business.

Our financial condition and potential for continued net losses may negatively impact our relationships with customers, prospective customers and third-party suppliers.

Our financial condition and potential for continued net losses may cause current and prospective customers to defer placing orders with us, to require terms that are less favorable to us, or to place their orders with our competitors, which could adversely affect our business, financial condition, and results of operations. On the same basis, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which also could cause our expenses to increase.

Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

Our business is characterized by short-term purchase orders, contracts that do not require that purchases be made by our customers, and monthly subscription contracts (SaaS) that may be terminated with minimal notice. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments or SaaS services because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition, and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Our continued growth and financial performance could be adversely affected by the loss of several key customers.

No customer accounted for more than 10% of revenue for the year ended December 31, 2023. We had three customers that accounted for 44% of revenue for the years ended December 31, 2022.

Decisions by one or more of these key customers to not renew, terminate, or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, financial condition, and results of operations.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customers may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of a large project. The delay, cancellation or significant reduction in the scope of a large project or a number of projects could have a material adverse effect on our business, financial condition and results of operations.

It is common for our current and prospective customers to evaluate our products over an extended period of time, most especially during economic downturns that affect our customers’ businesses, as we saw during the COVID-19 pandemic. The lengthy and variable sales cycle makes it difficult to predict our operating results.

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our actual and prospective customers often take significant time to evaluate our products before committing to a purchase. Even after making their first purchases of our products and services (or "pilot program" purchases), existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases, if at all. The period between initial customer contact and a purchase by a customer may be years with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

●	reduced need to upgrade existing visual marketing systems;

●	introduction of products by our competitors;

●	lower prices offered by our competitors; and

●	changes in budgets and purchasing priorities.

Our prospective customers routinely require education regarding the use and benefit of our products and solutions. This may also lead to delays in receiving customers’ orders.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain, or maintain, market share.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition, and frequent new product and service introductions. If we fail to develop new products and services or modify or improve existing products and services in response to these changes in technology, customer demands, or industry standards, our products and services could become less competitive or obsolete.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost-effective manner. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve sufficient market acceptance.

We operate in an intensely competitive industry, and our competitors are developing products and solutions that incorporate AI and ML . We may not be as successful as our competitors in incorporating AI and ML into our products and solutions.

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI and ML. These competitive advantages may enable our competition to innovate their products and solutions faster or better than we can, or to provide increased competition on quality and price, which could adversely affect our business and profitability. Burgeoning interest in AI and ML may increase competition and disrupt the Company’s business model. AI and ML may lower barriers to entry in our industry and the Company may be unable to effectively compete with the products or services offered by new competitors. Changes to the products and services we offer related to AI and ML may affect customer expectations, requirements, or tastes in ways that the Company cannot adequately anticipate or adapt to, causing its business to lose revenues.

Issues relating to the use of new and evolving technologies in our offerings, such as AI and ML, may result in increased regulation and costs to comply with such regulations.

We are exploring manners to integrate AI and ML into many of our offerings. We may need to increase our operational, research and development and compliance costs, or divert resources from other research and development efforts, to address potential issues related to AI and ML in a quickly evolving social, legal, and regulatory environment. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development.

We use developed and licensed software technology, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent, or other intellectual property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

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

The platform architecture, data tracking technology, and integration layers underlying our proprietary platforms, our contract administration, procurement, timekeeping, content and network management, network services, device management, virtualized services, software automation and other tools, and back-end services are complex and include specially developed software and code. This software and code are developed internally, licensed from third parties, or integrated by in-house personnel and third parties. Any of the system architecture, system administration, integration layers, software, or code may contain errors, or may be implemented or interpreted incorrectly, particularly when they are first introduced or when new versions or enhancements to our tools and services are released. Consequently, our systems could experience performance failure, or we may be unable to scale our systems, which may:

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

The market for interactive marketing technologies is highly competitive and we expect competition to increase in the future. Many competitors have significantly greater financial, technical, and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer preferences or requirements. They may also devote greater resources to the development, promotion and sale of their products and services than us.

We expect competitors to continue to improve the performance of their current products, services, and technologies and to introduce new products, services, and technologies as well. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition, or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our business and financial condition.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our key personnel include:

●	Rick Mills, our Chief Executive Officer and Chairman; and

●	Will Logan, our Chief Financial Officer.

If we fail to retain our key personnel or to attract, retain, and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales, and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

We risk losing directors, officers, and employees, or paying more cash compensation, if our shareholders do not approve our 2023 Stock Incentive Plan.

Our ability to issue incentive awards under our 2014 Stock Incentive Plan expired in 2023.  Nasdaq’s listing rules require us to obtain our shareholder’s approval of a stock incentive plan before we may issue any shares under the plan or any option issued under the plan may be exercised. On November 8, 2023, our Board of Directors adopted a 2023 stock incentive plan (the “2023 Plan”), and we intend to seek shareholder approval of such plan at our 2024 annual shareholder meeting.

As a company with limited capital resources, we have historically relied upon our ability to issue incentives from our stock incentive plans to our directors, officers and employees in lieu of cash-based compensation.  Currently, we may only issue options under the 2023 Plan that cannot be exercised unless shareholder approval of the 2023 Plan is obtained in advance of the exercise of any option.  We cannot issue restricted stock awards or stock awards, which we have issued in the past to incentivize our directors, officers and employees and to mitigate the cash compensation that would otherwise be payable to such persons. This limited use of the 2023 Plan limits the value of these incentives, and will require us to use cash in place of incentives under the 2023 Plan until shareholder approval is obtained, or we risk losing the services of our officers, directors and employees.

We cannot guarantee that we will be able to obtain shareholder approval of the 2023 Plan. Our shareholders failed to approve at our 2023 annual shareholder meeting a 2023 equity incentive plan that authorized the issuance of up to 1,500,000 shares under such plan.

We are subject to cyber security risks and interruptions or failures in our information technology systems and those of third party partners with whom our applications are integrated, and will likely need to expend additional resources to enhance our protection from such risks. Notwithstanding our efforts, a cyber incident could occur and result in information theft, data corruption, operational disruption, and/or financial loss.

We depend on digital technologies to process and record financial and operating data and rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. At the same time, cyber incidents, including deliberate attacks, have increased. Our technologies, systems and networks and those of our vendors, suppliers, and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cyber security risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks, or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability.

Additionally, we engage third-party service providers to assist us in providing products and services for our customers.  Those third-party services providers also subject to the foregoing risks to their systems.  We do not have a process to oversee and identify risks from cyber security threats associated with our use of such third-party service providers, and any such incidents occurring on their system could similarly affect us, our revenues and profitability.

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

Our technology, proprietary platforms, products, and services are highly complex and are designed to operate in and across data centers, large and complex networks, and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking, monitoring, and quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

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

Our business operations are susceptible to interruptions caused by events beyond our control. For example, the COVID-19 pandemic resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders. These measures caused business slowdowns and shutdowns in certain affected areas, both regionally and worldwide, which significantly adversely impacted our business and results of operations. We are vulnerable to potential problems when events beyond our control arise, including, among others:

●

our platform, technology, products, and services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages, or telecommunications failures;

●	we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, or current or former employees;

●

we may transmit viruses to third parties that damage or impair their access to computer networks, programs, data or information, and eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and cause us to face liability;

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

●

our inability to recognize revenue, collect payment, or generate future revenue from customers, including from those that have been or may be forced to close their businesses or are otherwise adversely impacted by any resulting economic downturn;

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

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition, and results of operations.

Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is increasingly competitive.  Our current competitors generally include general digital signage companies, specialized digital signage operators targeting certain vertical markets (e.g., financial services, retail, or food services), content management software companies, or integrators and vertical solution providers who develop single implementations of content distribution, digital marketing technology, and related services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, software platform, technology stack, and/or series of services that provide a similar or more robust set of features and functionality than our technology, products and services. If this occurs, we may be unable to grow as necessary to make our business profitable. In addition, our existing and potential future competitors may be able to use their extensive resources to:

●	develop and deploy new products and services more quickly and effectively than we can;

●	develop, improve, and expand their platforms and related infrastructures more quickly than we can;

●	offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves, or otherwise;

●	adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	take advantage of acquisition and other opportunities more readily; and

●	devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

RISKS RELATED TO OUR SECURITIES AND OUR COMPANY

Our largest shareholder and senior lender possesses significant voting power with respect to our common stock, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover, or other change-of-control transactions.

As of March 20, 2024, our largest shareholder and investor, Slipstream is the holder of all of our outstanding debt instruments, including two term loans, and has beneficial ownership of approximately 26% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties).

Slipstream has significant influence on our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This stockholder position, especially in light of Pegasus' prior proposals described below, may discourage others from initiating any potential merger, takeover, or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated ownership will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

On February 2, 2023 and May 1, 2023, we received unsolicited proposals from Pegasus Capital Advisors, L.P., on behalf of itself and certain of its affiliates, including Slipstream (collectively, “Pegasus”), to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for purchase prices of $0.83 per share in cash (or, as a result of our 1-for-3 reverse stock split effectuated in March 2023, $2.49 per share), and $2.85 per share in cash, respectively. Pegasus is the beneficial owner of our common stock owned of record by Slipstream. The Special Committee of the Company’s Board of Directors (the “Special Committee”) concluded that each proposal undervalued the Company based on the Special Committee’s views of the intrinsic value of the Company’s existing business and current and future prospects, and was not in the best interests of the Company’s existing shareholders. Consequently, the Special Committee advised Pegasus that it rejected each proposal, and since such time, Pegasus has not made any subsequent acquisition proposal.

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

We have never paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

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

In 2022, the bid price of the Company’s common stock closed for 30 consecutive trading days below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).  Although the Company cured such noncompliance as a result of its 1-for-3 reverse stock split in March 2023, the trading price of the Company’s common stock has been subject to large movement in the past, especially in light of historically low trading volumes. We cannot be certain that the Company will be able to comply with the Minimum Bid Price Requirement and the other continued listing requirements of Nasdaq in the future, in which case the Company’s common stock may be delisted from the Nasdaq Capital Market. In the event our common stock is delisted from The Nasdaq Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called “pink sheets.” In such event, the liquidity of our common stock would likely be further impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

Significant issuances of our common stock, or the perception that significant issuances may occur in the future, could adversely affect the market price for our common stock.

Significant actual or perceived potential future issuance of our common stock could adversely affect the market price of our common stock. Generally, issuances of substantial amounts of common stock in the public market, and the availability of shares for future sale, could adversely affect the prevailing market price of our common stock, and could cause the market price of our common stock to remain low for a substantial amount of time.

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

Sales of a substantial number of shares of our common stock in the public market by certain of our stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

We have limited internal resources. As a result, we may not have in place systems, processes, and protections that many of our competitors have or that may be essential to protect against various risks. For example, we have in place only limited resources and processes addressing human resources, timekeeping, data protection, business continuity, personnel redundancy, and knowledge institutionalization concerns. As a result, we are at risk that one or more adverse events in these and other areas may materially harm our business, financial condition, and results of operations.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general global economic and market conditions. Any downturn in the United States and worldwide economy could have a negative effect on our operating results, including a decrease in revenue and operating cash flow. To the extent our customers are unable to profitably leverage various forms of digital marketing technology and solutions, and/or the content we create, deliver and publish on their behalf, they may reduce or eliminate their purchase of our products and services. Such reductions in traffic would lead to a reduction in our revenues. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet, and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location, and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

In addition, our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including another outbreak of COVID-19 or another illness. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products, our ability to collect against existing trade receivables and our operating results. Specifically, such event may cause us, our customers or suppliers to temporarily suspend operations in the affected city or country, and customers may suspend or terminate capital improvements including in-store digital deployments or refresh projects, all of which may have a material adverse effect on our business.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity, and availability of our critical systems and information. While everyone at our company plays a part in managing cybersecurity risks, primary cybersecurity oversight responsibility is shared by our Board of Directors and senior management. Our cybersecurity risk management program is integrated into our overall enterprise risk management program.

Our cybersecurity risk management program includes:

●

physical, technological, and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity, and availability of our key information systems and customer, employee, partner, and other third-party information stored on those systems, such as access controls, encryption, data handling requirements, and other cybersecurity safeguards, and internal policies that govern our cybersecurity risk management and data protection practices;

●

a defined procedure for timely incident detection, containment, response, and remediation, including a written security incident response plan that includes procedures for responding to cybersecurity incidents;

●	cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services, and broader enterprise IT environment;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls; and.

●

annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information.

Over the past fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material adverse effect on our operations, business strategy, operating results, and financial condition. For more information regarding cybersecurity risks that we face and potential related impacts on our business, see the section titled “Risk Factors” in Part I, Item 1A of this Report.

Board Governance

Our full Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Our management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks, including cybersecurity risks, and any actions management has taken to limit, monitor or control those risks. The Board of Directors receives briefings from management periodically on our cyber risk management program and presentations on cybersecurity topics as part of the Board of Directors’ continuing education on topics that impact public companies.

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

We also lease office space of approximately 6,000 square feet to support our Canadian operations at a facility located at 4600 Rhodes Drives, Unit 3 & 4, Windsor, Ontario under a lease that expires November 30, 2025 and with a monthly rental, inclusive of CAMs and related taxes, of $7 per month.

We also lease office space of approximately 4,500 square feet to support our Atlanta operations at a facility known as Northridge Center II, located at 365 Northridge Road, Atlanta, GA 30350. This property lease began in July 2022 and expires in December 2027 with a monthly rental of $9, escalating 3% annually.

We also lease office space of approximately 15,350 square feet to support the Reflect operations at a facility located at 2221 Lakeside Blvd, Richardson, TX 75082 under a lease that expires March 31, 2024 and with a monthly rental, inclusive of CAMs, utilities and related taxes, of $40 per month. Commencing April 1, 2024, we will begin leasing approximately 3,300 square feet to support the Reflect operations at a facility located at 5345 Towne Square Drive, Plano, Texas under a lease that expires on May 31, 2027 and with a monthly base rental of $9, plus utilities.

Our corporate phone number is (502) 791-8800.

ITEM 3 LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 9 Commitments and Contingencies to the Company’s Consolidated Financial Statements included in this Report.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(All currency is rounded to the nearest thousands, except share and per share amounts.)

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “CREX”. The transfer agent and registrar for our common stock is Computershare Limited, 401 2nd Avenue North, Minneapolis, Minnesota 55401.

Shareholders

As of March 20, 2024, we had 378 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to operate and expand our business and to finance the development and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by our Board of Directors.

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available for distribution.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is set forth in Item 12 of Part III of this Report, which is incorporated herein by reference.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All currency is rounded to the nearest thousands, except share and per share amounts.)

The following discussion should be read in conjunction with the financial statements and related notes for the years ended December 31, 2023 and 2022, which are included elsewhere in this Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.

You should review the "Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary", and "Risk Factors" sections of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

Overview

The Company transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including QSRs

●	Convenience Stores

●	Financial Services

●	Automotive

●	Medical and Healthcare Facilities

●	Mixed Use Developments

●	Corporate Communications, Employee Experience

●	DOOH Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise customers achieve a range of business objectives including:

●	Increased brand awareness;

●	Improved customer support;

●	Enhanced employee productivity and satisfaction;

●	Increased revenue and profitability;

●	Improved guest experience; and

●	Increased customer/guest engagement.

Through a combination of organically grown platforms and a series of strategic acquisitions, including our acquisition of Reflect in February 2022, the Company assists customers to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

When comparing us to other digital signage providers, our customers value the following competitive advantages:

●

Breadth of solutions – Creative Realities offers a wide breadth of solutions to our customers. Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage network. We leverage a ‘single vendor’ approach, providing customers with a one-stop-shop for sourcing digital signage solutions from design through day two services.

●

Managed labor pool – Unlike most companies in our industry, we have a curated labor pool of qualified and vetted field technicians available to service customers quickly nationwide. We can meet tight schedules even in exceptionally large deployments and still ensure quality and consistency.

●

In-house creative resources – We assist customers in creating new content or repurposing existing content for digital signage experiences, an activity for which the Company has won several design awards in recent years. In each instance, our services can be essential in helping customers develop an effective content program.

●

Network scalability and reliability – Our SaaS content management platforms power some of the largest and most complex digital signage networks in North America, evidencing our ability to manage enterprise scale projects. This also provides us purchasing power to source products and services for our customers, enabling us to deliver cost effective, reliable and powerful solutions to small and medium size business customers.

●

Ad management platform – Our customers are increasingly interested in monetizing their digital signage networks through advertising content. However, efficiently scheduling advertising content into digital signage playlists to meet campaign objectives can be a challenging and labor-intensive process for our customers. AdLogic, our home-grown, content management-agnostic platform, automates this process, allowing network owners to capture more revenue with less expense.

●

Media sales – Few digital signage solution providers offer their customers media sales as a service. We have in-house media sales expertise to elevate conversations with our customers interested in better understanding network monetization. We believe this meaningful differentiation in the sales process provides us an additional revenue stream compared to our competitors.

●

Market sector expertise – Creative Realities has in-house experts in key market segments such as automotive, retail, QSRs, convenience stores, and DOOH advertising. Our expertise in these business segments enable our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

●

Logistics – Implementing a large digital signage project can be a logistical nightmare that can stall an initiative, even before deployment. Our expertise in logistics improves deployment efficiency, reduces delays and problems, and saves customers time and money.

●

Technical support – Digital signage networks present unique challenges for corporate IT departments. We simplify and improve end user support by leveraging our own NOC in Louisville, Kentucky. The NOC resolves many issues remotely and when field support is required, it can be dispatched quickly from the NOC, leveraging our managed labor pool to resolve customer issues quickly and effectively.

●

Integrations and Application Development – The future of digital signage is not still images and videos on a screen. We believe that interactive applications and integrations with other data sources will dominate the future. From social media feeds, mobile integrations, corporate data stores, or POS systems, our proven ability to build scalable applications and integrations is a key advantage that customers can leverage to deliver more compelling and engaging experiences for their customers.

●

Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide customers the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of our customers.

Our Sources of Revenue

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications;

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device;

o

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level; and

o

OSx+, a digital VIN-level checklist used to assist in the tracking and delivery of new vehicles in the transportation sector, providing measurable lift in customer satisfaction scores and connected vehicle enrollments and subscription activations.

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

Recent Developments

Public Offering

On August 17, 2023, the Company conducted a public offering for the sale by the Company of an aggregate of 3,000,000 shares of common stock, par value $0.01 per share at a public offering price of $2.00 per share and received approximately $5,454 in net proceeds, after deducting underwriting fees of $478 and offering costs of $68.

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

Rejection of unsolicited offers

On February 2, 2023 and May 1, 2023, we received unsolicited proposals from Pegasus, to acquire all of the outstanding shares of common stock of the Company that are not owned by Pegasus for purchase prices of $0.83 per share in cash (or, as a result of our 1-for-3 reverse stock split effectuated in March 2023, $2.49 per share), and $2.85 per share in cash, respectively. Pegasus is the beneficial owner of our common stock owned of record by Slipstream. The Special Committee concluded that each proposal undervalued the Company based on the Special Committee’s views of the intrinsic value of the Company’s existing business and current and future prospects, and was not in the best interests of the Company’s existing shareholders. Consequently, the Special Committee advised Pegasus that it rejected each proposal, and since such time, Pegasus has not made any subsequent acquisition proposal.

Please see Note 5 Business Combinations, Note 8 Loans Payable, Note 11 Warrants, and Note 12 Stock-based Compensation to the Company’s Consolidated Financial Statements contained in this Report for a description of other recent developments of the Company that occurred during, and subsequent to, the year ended December 31, 2023.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

Revenue Recognition

We recognized revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we account for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the identified performance obligations; and

●	Recognize revenue when, or as, we satisfy our performance obligations.

See Note 2 Summary of Significant Accounting Policies and Note 4 Revenue Recognition in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our revenue recognition policies.

Goodwill

Goodwill is evaluated for impairment annually as of September 30 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have no other indefinite-lived intangible assets. We test goodwill for impairment by comparing the book value to the fair value at the reporting unit level. We have only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The fair value of the reporting unit is determined by using a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. We use these same expectations in other valuation models throughout our business. In addition to the discounted cash flow analysis, we utilize a leveraged buy-out model, trading comparables and market capitalization to ultimately determine an estimated fair value of our reporting unit based on weighted average calculations from these models. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

In addition, our market capitalization could fluctuate from time to time. Such fluctuation may be an indicator of possible impairment of goodwill if our market capitalization falls below its book value. If this situation occurs, we perform the required detailed analysis to determine if there is impairment.

No impairment was recorded as a result of our annual assessment completed as of September 30, 2023.

The valuation of goodwill is subject to a high degree of judgment, uncertainty and complexity. We believe the future estimates and assumptions used to test for impairment losses on goodwill are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Income Taxes

Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”).

We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

As of December 31, 2023, a full valuation allowance is recorded against our deferred tax. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

Impact of Recently Issued Accounting Pronouncements

Refer to Note 2 Summary of Significant Accounting Policies in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Year Ended December 31,		Change
	2023	2022		%
Sales	$45,166	$43,350	$1,816	4%
Cost of sales	22,983	25,611	(2,628)	10%
Gross profit	22,183	17,739	4,444	25%
Sales and marketing expenses	5,247	3,651	1,596	44%
Research and development expenses	1,574	1,251	323	26%
General and administrative expenses	10,795	11,892	(1,097)	9%
Depreciation and amortization expense	3,221	2,833	388	14%
Deal and transaction	-	592	(592)	100%
Total operating expenses	20,837	20,219	618	3%
Operating income (loss)	1,346	(2,480)	3,826	154%
Other expense (income):
Interest expense	2,992	2,743	249	9%
Change in fair value of contingent consideration	1,419	(1,074)	2,493	232%
Change in fair value of warrant liability	-	(7,902)	7,902	100%
Loss on debt waiver consent	-	1,212	(1,212)	100%
Loss on warrant amendment	-	345	(345)	100%
Loss on settlement of debt	-	237	(237)	100%
Other expense (income)	(211)	4	(215)	5375%
Total other expense (income)	4,200	(4,435)	8,635	195%
Net (loss) income before income taxes	(2,854)	1,955	(4,809)	246%
Income tax expense	(83)	(79)	(4)	5%
Net (loss) income	$(2,937)	$1,876	$(4,813)	257%

Sales

Sales increased by $1,816, or 4%. Hardware revenues were $20,303, an increase of $408 or 2%.  While hardware revenues were effectively flat year over year, the composition in each year was substantially different, with the current year comprised of lower customer concentration (including no customer greater than 19% of hardware revenues) and an increasing number of customers making consistent, repeated purchases of similar solutions on a regular cadence. The prior year included a single customer that represented 43% of hardware revenues..  Services and other revenues were $24,863, an increase of $1,408 or 6%, driven by managed services revenue.  Managed services revenue, which includes both SaaS and help desk technical subscription services increased to $15,916 from $14,320.  The increase is driven by increasing software subscription revenue, with the annual recurring run rate of our subscription license revenue growing from $14,826 as of December 31, 2022 to $16,336 as of December 31, 2023.  This represents a year-over-year growth rate of approximately 11% in our higher margin, typically subscription-based, managed service revenue.

Gross Profit

Gross profit increased $4,444 to $22,183 from $17,739, or 25%, through a combination of a 4% increase in revenue and an 8% increase in gross margin percentage.  Gross margin increased to 49% from 41% driven by expanding margins in our services revenue and entry into a material, long-term media sales contract for which revenue is recognized on a net basis in the current year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $1,596, or 44%, driven primarily by the Company’s enhanced investments into sales and marketing activities. Following our acquisition of Reflect via merger (the "Merger"), the Company adopted certain tools, technology, and processes – particularly with respect to lead generation and brand marketing – that were historically undercapitalized by the Company and have since accelerated new customer acquisition. Through completion of the Merger, the Company also acquired a media sales business unit that serves to monetize customer networks via the direct sale of advertising to be displayed on digital advertising networks owned by those customers. This business utilizes internal and third-party sales agents - the salaries and commissions of which are included within Sales and Marketing Expense within the Consolidated Statement of Operations.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Consolidated Statement of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses increased by $323, or 26%, driven primarily by incremental headcount added via completion of the Merger on February 17, 2022, and a higher rate of bug and maintenance work as compared to capitalized activities during the year. Through the Merger, we acquired a fully staffed, experienced software development team and elected to keep that team in-tact, particularly given current competitive employment market conditions with respect to talented software engineers. We integrated the development teams which has enhanced speed to market on new feature and functionality development activities.

General and Administrative Expenses

General and administrative expenses decreased $1,097, or 9% driven by a decrease of $1,553 in stock compensation expense as outstanding performance awards were fully expensed as of December 31, 2022. This decrease was partially offset by increased personnel costs as a result of higher headcount following the Merger and scaled up operations in response to an increase in customer acquisition and associated planned deployments.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $388, or 14%. This was driven by a full year of amortization on the $17,160 in amortizing intangible assets acquired as a result of the Merger. Depreciation was consistent in both periods.

Interest Expense

See Note 8 Loans Payable to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Change in Fair Value of Contingent Consideration

The Company has a contingent consideration arrangement related to the Merger to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. Such contingent consideration arrangements are recorded at fair value and are classified as liabilities on the acquisition date and are remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model. The change in the period represents the mark-to-market adjustment as of the balance sheet date.

Changes in Fair Value of Warrant Liability; Loss on Warrant Amendment

During the year ended December 31, 2022, the Company recorded a gain of $7,902 as the result of assessing the fair value of warrant liabilities associated with the Company’s issuance of warrants in its debt and equity offerings completed in February 2022 to finance the Merger. These warrants were initially assessed at fair value through Black Scholes calculation, with changes in fair value recognized at each period end.See Note 11 Warrants to the Consolidated Financial Statements for a discussion of the Company's warrant activity.

Loss on Debt Waiver

During 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Company's credit agreement with Slipstream, the Company paid consideration to such investor in the form of a purchaser warrant to purchase 466,667 shares of Company common stock (the “Purchaser Warrant”). The number of shares of Company common stock subject to the Purchaser Warrant was equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrant is $4.23 per share, and the Purchaser Warrant became exercisable on August 17, 2022. The Purchaser Warrant expires on February 17, 2028. On the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrant, resulting in a fair value of $2.5968 per warrant. In recording the warrant liability, the Company recorded an expense in the Consolidated Statement of Operations associated with the issuance of the Purchaser Warrant of $1,212. No such transactions occurred in the current year.

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

Loss on Settlement of Obligations

On February 17, 2022, the Company refinanced its debt facilities with Slipstream. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment of debt, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295, primarily associated with the write-off of pre-existing debt discounts.

Supplemental Operating Results on a Non-GAAP Basis

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that earnings before interest, depreciation, and amortization (“EBITDA”) is a performance measure and not a liquidity measure, and therefore a reconciliation between net (loss) income, a GAAP financial measure, and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net (loss) income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Consolidated Financial Statements prepared in accordance with GAAP that are included elsewhere in this Report.

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2023	2023	2023	2023	2023
GAAP net (loss) income	$(2,937)	$1,419	$(1,931)	$(1,425)	$(1,000)
Interest expense:
Amortization of debt discount	1,443	366	363	358	356
Other interest, net	1,549	302	371	429	447
Depreciation/amortization:
Amortization of intangible assets	3,055	781	766	754	754
Amortization of employee share-based awards	383	4	3	151	225
Depreciation of property and equipment	166	48	50	43	25
Income tax expense (benefit)	83	10	(15)	45	43
EBITDA	$3,742	$2,930	$(393)	$355	$850
Adjustments
Loss (Gain) on fair value of contingent consideration	1,419	(42)	1,369	16	76
Stock-based compensation – Director grants	150	21	43	43	43
Other expense (income)	(211)	(79)	3	(123)	(12)
Adjusted EBITDA	$5,100	$2,830	$1,022	$291	$957

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2022	2022	2022	2022	2022
GAAP net income (loss)	$1,876	$(1,334)	$(554)	$1,262	$2,502
Interest expense:
Amortization of debt discount	1,268	364	363	360	181
Other interest, net	1,475	423	394	390	268
Depreciation/amortization:
Amortization of intangible assets	2,702	743	848	431	680
Amortization of employee share-based awards	1,689	448	456	316	469
Depreciation of property and equipment	131	30	37	37	27
Income tax expense (benefit)	79	33	(10)	53	3
EBITDA	$9,220	$707	$1,534	$2,849	$4,130
Adjustments
Gain on fair value of warrant liability	(7,902)	-	-	(2,433)	(5,469)
Loss (gain) on settlement of obligations	237	-	(37)	(21)	295
Loss on debt waiver consent	1,212	-	-	-	1,212
Loss on warrant amendment	345	-	-	345	-
(Gain) loss on fair value of contingent consideration	(1,074)	(705)	(442)	73	-
Disposal of Safe Space Solutions inventory	909	909	-	-	-
Deal and transaction costs	592	54	110	37	391
Other income	4	7	2	1	(6)
Stock-based compensation – Director grants	302	56	82	82	82
Adjusted EBITDA	$3,845	$1,028	$1,249	$933	$635

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash flows provided by (used in) operating activities were $5,167 and $(708) for the years ended December 31, 2023 and 2022, respectively. The Company generated a net loss of $2,937, which included depreciation and amortization expense (inclusive of amortization of debt discount) of $4,664 and a loss on the change in fair value of contingent consideration of $1,419.  The Company generated a $1,261 increase in cash provided by changes in operating assets and liabilities, primarily due to increases in accounts payable, and customer deposits, a decrease in prepaid expenses and other current assets, partially offset by an increase to accounts receivable.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $4,027 as compared to $21,475 for the same period in 2022. The use of cash in the prior year was driven by completion of the Merger. We currently do not have any material commitments for capital expenditures as of December 31, 2023; however, we anticipate a reduction in capital expenditures entering 2024 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $137 compared to net cash provided by financing activities of $20,933 for the same period in 2022. The change is the result of the Company’s completion of equity and debt financing in the first quarter of 2022 to facilitate the Merger, which provided net cash of $10,109 and $9,868, respectively.  Net cash provided by financing activities during the year ended December 31, 2023, is primarily the result of a common stock offering completed in August 2023, generating cash of $5,454, net of offering expenses, offset by repayments made on the Consolidation Term Loan, Term Loan (2022), and Secured Promissory Note of $2,040, $2,000 and $1,254, respectively.

Off-Balance Sheet Arrangements

During the year ended December 31, 2023, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Earnings Release

On March 21, 2024, the Company issued a press release announcing its financial condition and results of operations for the three months and year ended December 31, 2023. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 9B in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2023, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

Number of
Securities
Remaining
	Number of			Available for
	Securities to be		Weighted-	Issuance Under
	Issued Upon		Average	Equity
	Exercise of		Exercise Price of	Compensation
	Outstanding		Outstanding	Plans (excluding
	Options,		Options,	securities
	Warrants and		Warrants and	reflected in
	Rights		Rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by shareholders	1,636,132	(1)	6.51	None
Equity compensation plans not approved by shareholders	1,500,000	(2)	N/A	None

(1)

Shares reflected are issuable upon exercise of outstanding stock options issued under the 2006 Amended and Restated Equity Incentive Plan or the 2014 Stock Incentive Plan. The Company's ability to issue new awards under its 2014 Stock Incentive Plan expired in 2023.

(2)

On November 8, 2023, our Board of Directors adopted the 2023 Plan that authorizes the issuance of up to 1,500,000 shares under such plan. The Company intends to seek shareholder approval of such plan at our 2024 annual shareholder meeting. At this time, no awards have been issued under the 2023 Plan.

For information regarding the material features of each of the above plans see Note 12 Stock-based Compensation in our Consolidated Financial Statements included in this Report.

All other information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1.

(b)	See “Exhibit Index” on page 34.

(c)	Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

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

2.3	Second Amendment to Agreement and Plan of Merger dated as of February 11, 2023 by and among the registrant, Reflect Systems, Inc. and RSI Exit Corporation (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed February 15, 2023)

3.1*	Articles of Incorporation, as amended

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2*	Description of Securities

4.3	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.4

Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

4.5	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed July 7, 2022)

4.6	Lender Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed July 7, 2022)

4.7	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed July 7, 2022)

10.1+

Employment Agreement dated as of November 12, 2021 by and between the registrant and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021).

10.2+

Employment Agreement dated as of November 12, 2021 by and between the registrant and Will Logan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 15, 2021)

10.3

Second Amended and Restated Loan and Security Agreement by and among the registrant, its subsidiaries and Slipstream Communications, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.4	First Amendment to Second Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.5	$10,000,000 Acquisition Term Note (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

Exhibit No.	Description

10.6	$7,185,319.06 Consolidation Term Note (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.7	Note and Security Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.8	First Amendment to Note and Security Agreement (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed February 15, 2023)

10.9+	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit A to the registrant's definitive proxy statement on Schedule 14A filed with the SEC on June 12, 2020)

10.10+	2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q filed November 9, 2023)

10.11+	Retention Bonus Plan (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.12+	Form of Retention Bonus Plan Award Agreement (incorporated by reference to Exhibit 10.6 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.13+	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.14+	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.15+	Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.16+	Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.17	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on August 21, 2023

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

19.1*	Insider Trader Policy

Exhibit No.	Description

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1*(1)	Press Release dated March 21, 2024

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(1)

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2024.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Will Logan
Will Logan
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer (Principal Executive Officer)	March 21, 2024
Richard Mills	and Chairman of the Board of Directors

/s/ Will Logan	Chief Financial Officer (Principal Financial and	March 21, 2024
Will Logan	Principal Accounting Officer)

/s/ David Bell	Director	March 21, 2024
David Bell

/s/ Donald Harris	Director	March 21, 2024
Donald Harris

/s/ Steve Nesbit	Director	March 21, 2024
Steve Nesbit

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes to the financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to service its debt and contingent consideration obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill – Refer to Notes 2 and 7 to the Financial Statements

Critical Audit Matter Description

The Company operates as a single reportable segment, operating segment and reporting unit. The Company’s evaluation of goodwill for impairment involves comparing the book value of the reporting unit to its estimated fair value. The Company’s determination of estimated fair value of the reporting unit is based on a discounted cash flow model and market approach. The Company used the discounted cash flow model to estimate fair value which requires management to make significant estimates and assumptions related to the valuation of the reporting unit, including assumptions regarding discount rates and forecasts of future revenue and EBITDA margins. The market approach requires management to make assumptions regarding guideline public company transactions and estimated market multiples. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both.

The Company’s annual impairment assessment date is September 30. Accordingly, management performed an impairment assessment as of September 30, 2023. The estimated fair value of the reporting unit exceeded the carrying value as of September 30, 2023 and, therefore, no impairment was recognized.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the significant estimates and assumptions included in the discounted cash flow model, including projected revenues, gross profit, EBITDA, working capital as a percentage of revenue, and capital expenditures, and the selection of the long-term growth rate and discount rate for the reporting unit included the following, among others:

●

We evaluated the design and implementation of management's controls around the valuation of the reporting unit and the selection and review of critical assumptions used in the discounted cash flow and market approaches.

●	We evaluated the reasonableness of management’s forecasts of revenue, gross profit, operating income/EBITDA, and capital expenditures by comparing the forecasts to:

(1)	historical revenue, gross profit, EBITDA, working capital as a percentage of revenue and capital expenditures;

(2)	internal communications to management and the Board of Directors, and;

(3)	forecasted information included in industry reports for the Company.

●	We evaluated management's historical contract win experience to assess whether forecasted revenues are reasonable.

●	We performed a retrospective review of forecasted assumptions from the prior year to evaluate the credibility of management's forecasting process.

●	For significant new revenue contracts, we obtained evidence of the executed contract, project timeline, and project scope, as applicable.

●

We evaluated changes in forecasted information from the previous quantitative assessment to the annual assessment date and obtained supporting evidence for any significant changes in forecasted information.

●	With the assistance of our internal fair value specialists:

o	We evaluated the reasonableness of the discounted cash flow valuation methodology and performed underlying procedures on the mathematical accuracy of the calculations.

o	We evaluated the selection of guideline public companies and selection of multiples utilized within the market approach.

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

o

We evaluated the reasonableness of the control premiums used by management and management’s valuation specialists by developing an independent range of control premiums and comparing that range to the rate selected by the Company.

/s/ Deloitte & Touche LLP

Louisville, Kentucky

March 21, 2024

We have served as the Company’s auditor since 2020.

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,910	$1,633
Accounts receivable, net	12,468	8,263
Inventories, net	2,567	2,267
Prepaid expenses and other current assets	665	1,819
Total Current Assets	18,610	13,982
Property and equipment, net	499	201
Goodwill	26,453	26,453
Other intangible assets, net	24,062	23,752
Operating lease right-of-use assets	1,041	1,584
Other non-current assets	112	43
Total Assets	$70,777	$66,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,876	$3,757
Accrued expenses and other current liabilities	3,761	3,828
Deferred revenues	1,132	1,223
Customer deposits	3,233	2,478
Current maturities of operating leases	505	711
Short-term portion of Secured Promissory Note	-	1,248
Short-term portion of related party Consolidation Term Loan, net of $747 and $745 discount, respectively	3,690	1,251
Short-term related party Term Loan (2022)	-	2,000
Total Current Liabilities	20,197	16,496
Long-term Secured Promissory Note	-	208
Long-term related party Acquisition Term Loan, net of $787 and $1,484 discount, respectively	9,213	8,516
Long-term related party Consolidation Term Loan, net of $94 and $840 discount, respectively	616	4,349
Long-term obligations under operating leases	536	873
Contingent consideration, at fair value	11,208	9,789
Other non-current liabilities	176	205
Total Liabilities	41,946	40,436

Shareholders' Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,409 and 7,266 shares issued and outstanding, respectively	104	72
Additional paid in capital	82,073	75,916
Accumulated deficit	(53,346)	(50,409)
Total Shareholders' Equity	28,831	25,579
Total Liabilities and Shareholders' Equity	$70,777	$66,015

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2023	2022
Sales
Hardware	$20,303	$19,895
Services and other	24,863	23,455
Total sales	45,166	43,350

Cost of sales
Hardware	15,280	16,613
Services and other	7,703	8,998
Total cost of sales	22,983	25,611
Gross profit	22,183	17,739

Operating expenses:
Sales and marketing	5,247	3,651
Research and development	1,574	1,251
General and administrative	10,795	11,892
Depreciation and amortization	3,221	2,833
Deal and transaction costs	-	592
Total operating expenses	20,837	20,219
Operating income (loss)	1,346	(2,480)

Other expense (income):
Interest expense, including amortization of debt discount	2,992	2,743
Change in fair value of contingent consideration	1,419	(1,074)
Change in fair value of warrant liability	-	(7,902)
Loss on debt waiver consent	-	1,212
Loss on warrant amendment	-	345
Loss on settlement of obligations	-	237
Other expenses (income), net	(211)	4
Total other expense (income)	4,200	(4,435)
Net (loss) income before income taxes	(2,854)	1,955
Income tax expense	(83)	(79)
Net (loss) income	$(2,937)	$1,876
Net (loss) income per common share - basic	$(0.35)	$0.28
Net (loss) income per common share - diluted	$(0.35)	$0.28
Weighted average shares outstanding - basic	8,479	6,664
Weighted average shares outstanding - diluted	8,479	6,664

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2023	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	445	-	445
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(2,937)	(2,937)
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2022	Shares	Amount	capital	(Deficit)	Total
Balance as of December 31, 2021	4,002,843	$40	$60,943	$(52,254)	$8,729
Stock-based compensation	-	-	1,887	-	1,887
Shares issued to vendors as compensation	41,369	-	100	-	100
Shares issued and warrants exercised in private investment in public entity ("PIPE")	2,388,836	24	2,254	-	2,278
Shares issued in Reflect Systems, Inc. Merger	833,334	8	4,992	-	5,000
Warrant repricing events	-	-	31	(31)	-
Warrant amendment	-	-	5,709	-	5,709
Net income	-	-	-	1,876	1,876
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2023	2022
Operating Activities:
Net (loss) income	$(2,937)	$1,876
Adjustments to reconcile net (loss) income to be used in operating activities:
Depreciation and amortization	3,221	2,833
Amortization of debt discount	1,443	1,268
Amortization of stock-based compensation	563	2,116
Bad debt expense	153	398
Loss (gain) on change in fair value of contingent consideration	1,419	(1,074)
Deferred income taxes	44	-
Gain on change in fair value of warrants	-	(7,902)
Loss on debt waiver consent	-	1,212
Loss on warrant amendment	-	345
Loss on settlement of obligations	-	237
Changes to operating assets and liabilities:
Accounts receivable	(4,358)	(3,927)
Inventories, net	(300)	(197)
Prepaid expenses and other current assets	952	480
Accounts payable	4,486	914
Accrued expenses and other current liabilities	(47)	1,112
Deferred revenue	(91)	(462)
Customer deposits	755	110
Other, net	(136)	(47)
Net cash provided by (used in) operating activities	5,167	(708)

Investing activities
Acquisition of business, net of cash acquired	-	(17,186)
Purchases of property and equipment	(306)	(149)
Capitalization of internal and external labor for software development	(3,721)	(4,140)
Net cash used in investing activities	(4,027)	(21,475)

Financing activities
Proceeds from sale of common stock, net of offering expenses	5,454	-
Proceeds from Acquisition Term Loan, net of offering expenses	-	9,868
Proceeds from sale & exercise of pre-funded warrants in PIPE, net of offering expenses	-	8,295
Proceeds from Term Loan (2022)	-	2,000
Proceeds from sale of common stock in PIPE, net of offering expenses	-	1,814
Repayment of Consolidated Term Loan	(2,040)
Repayment of Term Loan (2022)	(2,000)	-
Repayment of Secured Promissory Note	(1,254)	(1,044)
Principal payments on finance leases	(23)	-
Net cash provided by financing activities	137	20,933
Increase (decrease) in Cash and Cash Equivalents	1,277	(1,250)
Cash and Cash Equivalents, beginning of year	1,633	2,883
Cash and Cash Equivalents, end of year	$2,910	$1,633

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

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a 1-for-3 reverse stock split of the shares of the Company's common stock, par value $0.01 per share. All share and per share information (including share and per share information related to share-based compensation) has been retroactively adjusted to reflect the reverse stock split within this Report.

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

Public Offering

On August 17, 2023, the Company completed a public offering for the sale by the Company of an aggregate of 3,000,000 shares of common stock, par value $0.01 per share at a public offering price of $2.00 per share and received approximately $5,454 in net proceeds, after deducting underwriting fees of $478 and offering costs of $68.

Liquidity and Financial Condition

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 205-40”), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

At December 31, 2023, the Company has an accumulated deficit of $53,346, negative working capital of $1,587, including current debt obligations of $3,690, and cash of $2,910. For the year ended December 31, 2023, the Company generated operating income of $1,346 and generated positive net cash flows from operations of $5,167. Pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") between the Company and Slipstream Communications, LLC ("Slipstream"), the Company is required and began to make monthly repayments of principal on the Consolidation Term Loan on September 1, 2023. The monthly principal payment is approximately $370 and will continue on the first day of each month thereafter until the Maturity Date on February 17, 2025, with total principal repayments of $4,037 during the twelve months subsequent to the reporting date of these Consolidated Financial Statements. In addition, the Company is required to repay the principal balance on the Acquisition Term Loan of $10,000 at maturity and resolve the contingent consideration, currently estimated for accounting purposes at $11,208, each of which mature on February 17, 2025. The Company does not have sufficient cash on hand or liquidity to make these principal repayments. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

In response to these conditions, the Company plans to evaluate its available options for refinancing, via recapitalization, debt financing or equity financing, its upcoming obligations associated with the Acquisition Term Loan, Consolidation Term Loan, and contingent consideration.  However, these plans have not been finalized, are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Consolidated Financial Statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries Allure Global Solutions, Inc., Creative Realities Canada, Inc., and Reflect Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation, as applicable.

2. Recently Issued and Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. This ASU replaced the incurred loss methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted ASU No. 2016-13 on January 1, 2023. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements, as the Company's primary financial assets are its trade accounts receivable, which are short-term financings under industry standard credit and trade terms.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2024 on a full or modified retrospective basis. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

Revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company has very few contracts with material extended payment terms as payment is typically due at or shortly after the time of the sale, typically ranging between thirty and ninety days. In those instances where the Company has material extended payment terms (most commonly in multi-year arrangements where the Company acts as an agent to a transaction on behalf of its customers), the Company evaluates and applies constraints to arrive at the revenue recognized in the period in which a contract is entered. Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the customers. A contract liability is recognized as deferred revenue when the Company invoices customers in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when the Company has satisfied the related performance obligation.

The Company uses the practical expedient for recording an immediate expense for incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

4. Allowance for Credit Losses

The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions, customer credit, and past transaction history with the customer. The allowance for credit losses is included in accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses from December 31, 2021 to December 31, 2023:

Balance as of December 31, 2021	$620
Amounts accrued	398
Write-offs charged against the allowance	(34)
Balance as of December 31, 2022	$984
Amounts accrued	153
Write-offs charged against the allowance	(436)
Balance as of December 31, 2023	$701

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$2,063	$1,671
Work-in-process	504	596
Total inventories	$2,567	$2,267

The reserve for obsolete inventory at December 31, 2023 and 2022 was $160 and $1,777, respectively. The Company disposed of $1,707 related to Safe Space Solutions during the year ended December 31, 2023, all of which was fully reserved at December 31, 2022. The Company is no longer actively promoting the sale of our Safe Space Solutions or purchasing inventory to support such solutions.

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

7. Basic and Diluted Income/(Loss) per Common Share

Basic and diluted (loss) income per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,223,134 and 7,360,271 at December 31, 2023 and 2022, respectively were excluded from the computation of (loss) income per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of  December 31, 2023 and 2022.

9. Goodwill and Definite-Lived Intangible Assets

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

Property and equipment consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Equipment	$334	$138
Leasehold improvements	298	197
Furniture and fixtures	205	199
Other depreciable assets	135	124
Total property and equipment	972	658
Less: accumulated depreciation and amortization	(473)	(457)
Net property and equipment	$499	$201

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned (in years)
Equipment	3 – 5
Furniture and fixtures	3 – 5
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $166 and $131 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company disposed of certain fully depreciated fixed assets with an acquisition value of $150, no such disposals occurred during the year ended December 31, 2022.

12. Research and Development and Software Development Costs

Research and development expenses consist primarily of development personnel and non-employee contractor costs related to the development of new products and services, enhancement of existing products and services, quality assurance and testing. The Company capitalizes its costs incurred for additional functionality to its internal software. We capitalized approximately $3,366 and $4,444 for the years ended December 31, 2023 and 2022, respectively. These software development costs include both enhancements and upgrades of our customer-based systems including functionality of our internal information systems to aid in our productivity, profitability and customer relationship management. We are amortizing these costs over 3 years once the new projects are completed and placed in service. These costs are included in other intangible assets, net on the Consolidated Balance Sheets.

13. Contingent Consideration

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2023 and 2022:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Hardware	$20,303	$19,895

Services:
Managed Services	15,916	14,320
Installation Services	4,892	5,693
Other Services	4,055	3,442
Total Services	24,863	23,455

Total Hardware and Services	$45,166	$43,350

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

Maintenance and support services

The Company sells support services that include access to technical support personnel for software and hardware troubleshooting. The Company offers a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. These contracts are generally 12-36 months in length. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract. Maintenance and Support revenues are classified as “Managed Services” within our disaggregated revenue.

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

Installation services

The Company performs installation services associated with system hardware sales to customers and recognizes revenue upon completion of the installations. Installation services also include engineering and configuration services required to be performed to design and deploy a digital signage system that subsequently becomes an installation project.

When system hardware sales include installation services to be performed by the Company, the goods and services in the contract are, in certain instances, not distinct as the customer contract contemplates an installed solution, inclusive of system hardware. In those instances, the arrangement is accounted for as a single performance obligation. Our customers may control the work-in-process and can make changes to the design specifications over the contract term. In these circumstances, revenues are recognized over time as the installation services are completed based on the relative portion of labor hours completed as a percentage of the budgeted hours for the installation. Typically, in large scale deployments that include installation services, the contract terms segregate performance obligations related to hardware sales and installation services by providing for different legal transfer of title and risk of loss. In those circumstances, installation services are deemed to be a separate performance obligation. In each instance, installation services are recognized at the time of completion. Installation services revenues are classified as “Installation Services” within our disaggregated revenue.

Software design and development services

Software design and custom development sales represent fixed fee orders for work on a time and materials basis and are recognized as revenue when the application, feature, or custom software code has been received and delivery has occurred to the customer. Revenue is recognized generally upon customer acceptance (point-in-time) of the software product and verification that it meets the required specifications. Software is delivered to customers electronically. Software design and development revenues are classified as “Other Services” within our disaggregated revenue.

Media sales

Media revenues are derived from selling (i) promotion and sponsorship packages to monetize customer infrastructure assets, including mobile takeover or physical presence, or (ii) digital advertising inventory to advertisers on digital displays or other outdoor structures, owned or controlled by our customers, each within physical venues. We generally do not own the physical structures on which digital advertising we sell is displayed but instead sell advertising or sponsorship opportunities on behalf of our media network owners to our brands and advertisers.. The Company has concluded that it acts as an agent and reports media revenues on a net basis, with the Company recording its commission, which typically is between thirty percent (30%) and forty percent (40%) of the total media sales contract, as revenue in the consolidated financial statements.

The media sales contracts we facilitate on behalf of our customers range from a single day to eight years. The Company facilitates billing advertisers on behalf of our customers and does not remit the net cash to our customer until the advertiser has paid the Company the fees owed for such advertising. Media revenue services are recognized when the Company has completed its performance obligations under the contract with our customers, which typically has concluded upon facilitating execution of contracts between our customer and a brand/advertiser. The Company applies time-based constraints in accordance with ASC 606 to evaluate the earned portion of the contract to record at execution. Media revenues are classified as “Other Services” within our disaggregated revenue.

For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the Consolidated Statement of Operations within Sales and Marketing expenses.

Software as a service perpetual license sales

Rarely, the Company sells perpetual licenses to its software products under legacy contractual arrangements (as opposed to subscription licenses). These sales include revenue from the sale of a perpetual license to customers that host their own instances of our software. These services traditionally are accompanied by the sale of maintenance and support services contracts. Perpetual license revenue is classified as "Other Services" within our disaggregated revenue.

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

Subject to the terms and conditions of the Merger Agreement, at the Closing, Reflect stockholders as of the effective time of the Merger collectively received from the Company, in the aggregate, the following Merger consideration: (i) $16,166 in cash, (ii) 777,778 shares of common stock of Creative Realities (valued based on an issuance price of $6 per share) (the “CREX Shares”), and (iii) the Secured Promissory Note (as described below). In addition, the Merger Agreement requires the Company to pay to the Reflect stockholders additional contingent supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, or if certain customers of Reflect collectively achieve over 85,000 billable devices online at any time on or before December 31, 2022, is less than $7.20 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below). The Company has recorded contingent liabilities related to the Guaranteed Consideration to reflect the Company's 1-for-3 reverse stock split that occurred on March 23, 2023.  At or before December 31, 2022, the condition of certain customers of Reflect collectively to achieve over 85,000 billable devices online was not met. Accordingly, the amount of the Company's potential liability related to the contingent consideration was reduced at December 31, 2022 from $21.60 per share to $19.20 per share, a reduction of $2.40 per share.

The Company may exercise an extension option (the “Extension Option”) to extend the Guarantee Date by six (6) months, from February 17, 2025 to August 17, 2025, if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) the Company provides written notice of its election to exercise the Extension Option no later than February 7, 2025. The “Extension Threshold Price” means the average closing price per share of Creative Realities common stock as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending February 2, 2025. The Merger Agreement provides that if the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share.

In connection with the Merger, the Company adopted a Retention Bonus Plan and raised capital to, among other things, pay the cash portion of the Merger consideration. The Retention Bonus Plan is described below.

Retention Bonus Plan

On February 17, 2022, in connection with the Closing, the Company adopted a Retention Bonus Plan, pursuant to which the Company is required to pay to key members of Reflect’s management team an aggregate of $1,334 in cash, which was paid 50% at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% was paid on February 17, 2023 (the one-year anniversary of Closing) and 25% was paid on February 17, 2024 (the two-year anniversary of the Closing). In connection with the closing of the Merger, the future cash payments due on the one-year and two-year anniversaries of the Closing were deposited into an escrow agreement. The Retention Bonus Plan also requires the Company to issue Common Stock having an aggregate value of $667 to the plan participants as follows: 50% of the value of such shares were issued at the Closing, and subject to continuous employment with Reflect or Creative Realities, 25% of the value of such shares was issued on February 17, 2023 (the one-year anniversary of Closing) and the remaining 25% of the value of such shares will be issued on February 17, 2024 (the two-year anniversary of the Closing). The shares issued on the Closing were valued at $6.00 per share. The shares issued on the one-year anniversary were valued at $2.22 based on the value of shares issuable divided by the trailing 10-day volume weighted average price ("VWAP") of the shares as of February 17, 2023 as reported on the Nasdaq Capital Market. The Company issued 62,475 shares to key members of Reflect's management team pursuant to the Retention Bonus Plan. Certain participants made an election to have stock withheld to cover applicable withholding taxes. In such cases, the Company reduced the stock award issued to the employee and settled the employees tax liability by remitting cash to the applicable taxing authorities. The shares issued on the two-year anniversary were valued at $3.29 based on the value of shares issuable divided by the trailing 10-day volume weighted average price ("VWAP") of the shares as of February 17, 2024 as reported on the Nasdaq Capital Market. The Company issued 37,632 shares to key members of Reflect's management team pursuant to the Retention Bonus Plan. Certain participants made an election to have stock withheld to cover applicable withholding taxes. In such cases, the Company reduced the stock award issued to the employee and settled the employees tax liability by remitting cash to the applicable taxing authorities.

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

Purchase price

The preliminary purchase price of Reflect consisted of the following items:

	Consideration
Cash consideration for Reflect stock	$16,664	(1)
Cash consideration for Retention Bonus Plan	1,334	(2)
Common stock issued to Reflect shareholders	4,667	(3)
Common stock issued to Retention Bonus Plan	333	(4)
Secured Promissory Note	2,500	(5)
Contingent consideration	10,862	(6)
Total consideration	36,360
Vendor deposit with the Company	(818	)(7)
Cash acquired	(812	)(8)
Net consideration transferred	$34,730

(1)	Cash consideration for outstanding shares of Reflect capital stock per Merger Agreement.

(2)	Cash consideration utilized to fund the Retention Bonus Plan per Merger Agreement.

(3)	Company common stock issued in exchange for outstanding shares of Reflect capital stock per Merger Agreement.

(4)	Company common stock issued to fund initial issuances under the Retention Bonus Plan per Merger Agreement.

(5)

The Secured Promissory Note accrued interest at 0.59% (the applicable federal rate at the time of issuance of the Secured Promissory Note) and required the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. On February 11, 2023, the Company and the Stockholders’ Representative executed an amendment (the “Note Amendment”) to the Secured Promissory Note. The Note Amendment eliminated the balloon payment, extending the maturity date for a one-year period, to February 17, 2024. During the extended period, the Company continued to make monthly principal payments of $104, and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which will accrue and is payable in full on the new maturity date.

(6)

Represents an estimate of the fair value of the Guaranteed Consideration as of the Merger, which, if any, is payable on or after February 17, 2025 (subject to the Extension Option), in an amount by which the value of the CREX Shares on such anniversary is less than $6.40 per share, multiplied by the amount of CREX Shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option), subject to the terms of the Merger Agreement. The Company has recorded contingent liabilities related to the Guaranteed Consideration to reflect the Company's 1-for-3 reverse stock split that occurred on March 23, 2023.

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

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2023	2022
Supplemental non-cash Investing and Financing activities
Capitalized software in accounts payable	$201	$556
Property and equipment in accounts payable	$-	$11

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,685	$1,350
Income taxes	$78	$43

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31,		December 31,
	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$6,900	2,255	$9,765	4,354
Purchased and developed software	5,284	3,405	4,682	3,375
In-Process internally developed software platform	6,080	-	4,074	-
Customer relationships	13,910	3,054	15,000	2,849
Trademarks and trade names	1,260	660	1,600	808
Noncompete	30	28	30	13
Total amortizable intangible assets	33,464	9,402	35,151	11,399
Accumulated amortization	9,402		11,399
Net book value of amortizable intangible assets	$24,062		$23,752

For the years ended December 31, 2023 and 2022, amortization of intangible assets charged to operations was $3,055 and $2,702, respectively. For the year ended December 31, 2023, the Company wrote-off a $340 fully amortized trade name asset, a $1,090 fully amortized customer list asset, a $2,864 fully amortized technology asset, a $758 fully amortized capitalized software and the related accumulated amortization. There was no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as a result of these write-offs during the period.

Estimated amortization is as follows:

Estimated Future
Year ending December 31,	Amortization
2024	$3,411
2025	3,490
2026	2,850
2027	2,458
2028	2,434
Thereafter	9,419
Total	$24,062

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Amortization
Period:
Acquired Intangible Asset:	(years)
Technology platform and patents	7 - 10
Purchased and developed software	3 - 5
Trade names	3 - 5
Customer relationships	3 - 15
Noncompete	2

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

While our overall business performance has been consistent with our expectations, both before and after the acquisition of Reflect, we believe a significant portion of the decline in our market price as of our assessment date related primarily to both macroeconomic and recent capital transaction factors including: (1) market wide recessionary fears, (2) a lack of comprehension by the markets of the contingent consideration issued in the Merger with Reflect, and (3) the Company’s recent execution of a public offering of 3,000,000 shares of our common stock at a discount to then-market prices, resulting in significant short-term negative volume and price pressure on our common stock unrelated to the Company fundamentals. We do not believe these factors are consistent with or reflective of the underlying value of the business, and there were no other indicators of potential impairment as of September 30, 2023. Based on the improvement of our share price and market capitalization, along with improving Company fundamentals, we believe our implied fair value continues to exceed our total carrying value as of December 31, 2023.

The Company recognizes that any changes in our projected 2024 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 8: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the notes follows.

As of December 31, 2023
	Issuance		Maturity		Interest Rate
Debt Type	Date	Principal	Date	Warrants	Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	5,147	2/15/2025	898,165	10.0% interest(2)
	Total debt, gross	$15,147		1,731,499
	Debt discount	(1,628)
	Total debt, net	$13,519
	Less current maturities	(3,690)
	Long term debt	$9,829

As of December 31, 2022
	Issuance		Maturity		Interest Rate
Debt Type	Date	Principal	Date	Warrants	Information
A	2/17/2022	$10,000	2/15/2025	833,334	8.0% interest(1)
B	2/17/2022	7,185	2/15/2025	898,165	10.0% interest(2)
C	2/17/2022	1,456	2/17/2024	-	0.59% interest(3)
D	10/31/2022	2,000	9/1/2023	-	12.5% interest(4)
	Total debt, gross	$20,641		1,731,499
	Debt discount	(3,069)
	Total debt, gross	$17,572
	Less current maturities	(4,499)
	Total debt, net	$13,073

A – Acquisition Term Loan with related party

B – Consolidation Term Loan with related party

C – Secured Promissory Note

D – Term Loan (2022) with related party

(1)	8.0% cash interest per annum through maturity at February 15, 2025
(2)	10.0% cash interest per annum through maturity date at February 15, 2025.
(3)	0.59% cash interest per annum (the applicable federal rate) through February 17, 2023. Annual interest rate on the outstanding principal increased from 0.59% to 4.60% per annum through maturity.
(4)	12.5% cash interest per annum through maturity at September 1, 2023.

Secured Promissory Note

On February 17, 2022, in connection with the Closing, the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

The Secured Promissory Note accrued interest at 0.59% per annum (the applicable federal rate on the date of issuance of the Secured Promissory Note) and required the Company and Reflect to collectively pay equal monthly principal installments of $104 on the fifteenth (15th) day of each month, commencing on March 15, 2022. Any remaining or unpaid principal was due and payable on February 17, 2023. All payments under the Secured Promissory Note were paid to the escrow agent in the Merger Agreement to be placed into the escrow account to secure the Reflect stockholders’ indemnification obligations until released on February 17, 2023 (the one-year anniversary of the closing of the Merger), at which time any remaining proceeds not subject to a pending indemnification claim would be paid to the exchange agent for payment to the Reflect stockholders pursuant to the Merger Agreement. The Secured Promissory Note is secured by a first-lien security interest in certain contracts of Reflect, including obligations arising out of those certain contracts. The Company has the right to offset amounts payable under the Secured Promissory Note upon a final, non-appealable decision of a court that entitles the Company or its affiliates to any damages for indemnification under the Merger Agreement, or the Stockholders’ Representative’s agreement in writing to such damages.

On  February 11, 2023, the Company, Reflect and the Stockholders’ Representative, executed a Second Amendment to the Merger Agreement. The Second Amendment to the Merger Agreement provided that, among other things, the cash merger consideration payable in the Merger should be reduced by $242, or the “Claim Amount,” subject to a reduction in the Claim Amount to the extent that Reflect or Creative Realities receive payments of certain accounts receivable of Reflect, up to $27. An employer retention credit of $242 (the “ERC”) based on the operations of Reflect pre-Merger remains outstanding and will be paid to the Stockholders’ Representative for the benefit of former Reflect stockholders upon receipt, subject to the offset rights of Creative Realities. In addition, the Company and the Stockholders’ Representative executed an amendment (the “Note Amendment”) to the Secured Promissory Note on February 11, 2023. The Note Amendment eliminated the balloon payment, extended the maturity date for a one-year period, to February 17, 2024. During the extended period, the Company continued to make monthly principal payments of $104, and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which accrued and is payable in full on the new maturity date.

On December 15, 2023, the Company paid $110 as final settlement of the Secured Promissory Note, including accrued interest through the settlement date.  All rights to payment of the ERC were retained by the Reflect stockholders as part of this settlement.

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

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments. The Company assessed the combination of the pre-existing senior secured term loan and secured convertible loan in accordance with ASC 470 Debt and determined the transaction should be accounted for as an extinguishment, in part as the Consolidation Term Loan eliminated a substantive conversion feature. In aggregate the Company recorded a loss on extinguishment of $295 during the year ending December 31, 2022, primarily associated with the write-off of pre-existing debt discounts.

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

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are being amortized straight-line through interest expense over the life of the loans, resulting in incremental interest expense of $1,443 and $1,268 for the years ended December 31, 2023 and 2022, respectively. The Company has deemed straight-line amortization to be materially consistent with the effective interest method.

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

On October 31, 2022, the Borrowers and Slipstream amended the Credit Agreement to provide the Borrowers with a $2,000 term loan ("Term Loan (2022)"), the net proceeds of which were used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer. The Term Loan (2022) had an annual interest rate of 12.5% and matured on September 1, 2023. Commencing on February 1, 2023, the Company made monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the Term Loan (2022) through the maturity date. As of  December 31, 2023, the Term Loan 2022 has been repaid in full to Slipstream.

NOTE 9: COMMITMENTS AND CONTINGENCIES

On August 2, 2019, the Company filed suit in Jefferson Circuit Court, Kentucky, against a supplier of the Company’s wholly owned subsidiary, Allure, for breach of contract, breach of warranty, and negligence with respect to equipment installations performed by such supplier for an Allure customer. On October 10, 2019, the Allure customer that is the basis of our claim above sent a demand to the Company for payment of $3,200 as settlement for an alleged breach of contract related to hardware failures of equipment installations performed by Allure between November 2017 and August 2018. On March 10, 2023, the Company, the supplier and the Allure customer reached a Settlement Agreement and Release of Claims ("Settlement Agreement"). Pursuant to the Settlement Agreement, the Company was obligated to pay $733; however, its insurer agreed to pay $700 of that amount. Thus, the Company paid $33 of the settlement amount in April 2023.

Except as noted above, the Company is not party to any other material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

NOTE 10: INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
	2023	2022
Tax provision summary:
State income tax	$39	$51
Deferred tax expense - federal	9	30
Deferred tax expense (benefit) – state	35	(2)
Tax expense	$83	$79

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

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2023	2022
Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	1.28%	(2.02)%
Foreign rate differential	1.05%	(2.51)%
Fair value of Warrant Liability/Contingent Consideration	(6.48)%	(79.66)%
Discrete items, Transaction items, and Other	(2.13)%	(2.37)%
Changes in valuation allowance	(16.53)%	69.60%
Effective tax rate	(1.81)%	4.04%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Reserves	$249	$472
Property and equipment	57	165
Accrued expenses	514	593
Right-of-use Asset	(254)	(253)
Right-of-use Liability	254	253
IRC 163(j) Interest Carryforward	704	18
Debt issuance costs	135	286
Non-qualified stock options	1,708	1,469
IRC Section 174	593	196
R&D credits	2,312	2,312
Net foreign carryforwards	3,753	3,664
US net operating loss and contribution carryforwards	38,010	37,953
Intangibles	(3,818)	(3,737)

Total deferred tax liabilities, net	44,217	43,391
Valuation allowance	(44,290)	(43,419)
Net deferred tax liabilities	$(73)	$(28)

As of December 31, 2023, the Company had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2023 that, if recognized, would affect the tax rate. It is the Company’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). As of December 31, 2023, the Company has federal and state net operating loss carryforwards expiring between 2024 and 2043, $13,808 of which has an indefinite carryforward period. The federal statute of limitations remains open for tax years 2019 through 2022 and state tax jurisdictions generally have statutes of limitations open for tax years 2019 through 2022.

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

NOTE 11: WARRANTS

A summary of outstanding warrants for the years ended  December 31, 2023 and 2022 is included below:

Year Ended December 31, 2023
	Warrants (Equity)
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2023	5,824,027	$6.56	4.21
Warrants expired	(1,237,025)	12.70	-
Balance December 31, 2023	4,587,002	$4.90	4.11

Year Ended December 31, 2022
	Warrants (Equity)
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2022	1,367,737	$13.44	1.73
Warrants issued	1,950,502	4.60	5.00
Warrants exercised	(1,950,502)	4.60	4.86
Warrants expired	(130,712)	10.44	-
Warrants reclassified	4,587,002	4.90	4.73
Balance December 31, 2022	5,824,027	$6.56	4.21

On February 3, 2022, the Company entered into a Securities Purchase Agreement with a purchaser (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a private placement priced at-the-market under Nasdaq rules, (i) 438,334 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) and accompanying warrants to purchase an aggregate of 438,334 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,950,502 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 1,950,502 shares of Common Stock. The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants.” Under the Securities Purchase Agreement, each Share and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.605, and each Pre-Funded Warrant and accompanying warrants to purchase Common Stock were sold together at a combined price of $4.6047, for gross proceeds of approximately $11,000, before deducting placement agent fees and estimated offering expenses payable by the Company. In 2022, each of the Pre-Funded Warrants were exercised. The Common Stock Warrants expire five years from the date of issuance. The Company evaluated the Pre-Funded Warrants and concluded that they met the criteria to be classified within stockholders’ equity, with proceeds recorded as common stock and additional paid-in-capital. The Company evaluated the Common Stock Warrants and concluded they do not meet the criteria to be classified within stockholders’ equity. The Common Stock Warrants included provisions which could result in a different settlement value for the Common Stock Warrants depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Common Stock Warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Common Stock Warrants, resulting in a fair value of $3.2781 per Common Stock Warrant. At June 30, 2022, the Company reassessed the fair value of the Common Stock Warrants via Black Scholes valuation methodology and determined that the fair value of the Common Stock Warrants was $1.2057 per Common Stock Warrant, resulting in the Company recording a gain on the fair value of the Common Stock Warrants of $4,950 in the Consolidated Statement of Operations for the year ended December 31, 2022.

On February 17, 2022, in connection with the Credit Agreement with Slipstream, the Company issued to Slipstream the Lender Warrants. The Lender Warrants were not exercisable until 180 days after the issuance date. The common shares underlying the Lender Warrants have not yet been registered for resale under the Securities Act of 1933, which provided Slipstream with an option for cashless exercise once the Lender Warrants became exercisable until such time as such registration occurs. The Lender Warrants expire five years from the date of issuance. The Company evaluated the Lender Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The Lender Warrants include provisions which could result in a different settlement value, for the Lender Warrants depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Lender Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Lender Warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Lender Warrants, resulting in a fair value of $2.4387 per Lender Warrant. In recording the Lender Warrants liability, the Company recorded an increase in debt discount in the Consolidated Balance Sheet associated with the issuance of the Lender  Warrants of $4,223, which is being amortized through interest expense in the Condensed Consolidated Statement of Operations over the life of the Acquisition Term Loan and Consolidation Term Loans. At June 30, 2022, the Company reassessed the fair value of the Lender Warrants via Black Scholes valuation methodology and determined that the fair value of the Lender Warrants was $1.1097 per Lender Warrant, resulting in the Company recording a gain on the fair value of the Lender Warrants of $2,302 in the Consolidated Statement of Operations for the year ended December 31, 2022.

On February 17, 2022, in connection with obtaining a waiver of certain restrictions in investment documents between an investor and the Company in order to consummate the financing contemplated by the Credit Agreement, the Company paid consideration to such investor in the form of a warrant (the “Purchaser Warrants”) to purchase 466,667 shares of Company common stock in an at-the-market offering under Nasdaq rules. The number of shares of Company common stock subject to the Purchaser Warrants is equal to the waiver fee ($175) divided by $0.375 per share. The exercise price of the Purchaser Warrants is $4.23 per share, and the Purchaser Warrants were not exercisable until August 17, 2022. The Purchaser Warrants expire five years from the date of issuance. The Company evaluated the Purchaser Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The Purchaser Warrants include provisions which could result in a different settlement value, for the Purchaser Warrants depending on the registration status of the underlying shares. Because these conditions were not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Purchaser Warrants are not considered to be indexed to the Company’s own stock. The Company recorded the Purchaser Warrants as liabilities on the Consolidated Balance Sheets at fair value, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Operations at each reporting date. At the date of issuance, the Company performed a Black-Scholes valuation of the Purchaser Warrants, resulting in a fair value of $2.5968 per Purchaser Warrant. In recording the Purchaser Warrants liability, the Company recorded an expense in the Consolidated Statement of Operations associated with the issuance of the Purchaser Warrants of $1,211. At June 30, 2022, the Company reassessed the fair value of the Purchaser Warrants via Black Scholes valuation methodology and determined that the fair value of the Purchaser Warrants was $1.2051 per Purchaser Warrant, resulting in the Company recording a gain on the fair value of the Purchaser Warrants of $650 in the Consolidated Statement of Operations for the year ended December 31, 2022.

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

The foregoing amendments to the warrants resulted in such warrants to be accounted for as equity instruments on the Company’s Consolidated Financial Statements as of June 30, 2022. As such, the Company reclassified the warrant liability from noncurrent liabilities to additional paid-in-capital as of June 30, 2022. These amounts are reflected as additional paid-in-capital in the Consolidated Balance Sheet as of December 31, 2022.

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options as of December 31, 2023 is included below:

Time Vesting Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	6.63	$7.42	566,673	$7.42
8.01+	96,125	2.03	25.22	96,125	25.22
	662,798	5.96	$10.00	662,798	$10.00

Performance Vesting Options

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	240,000	6.42	$7.59	240,000	$7.59

Market Vesting Options

Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$0.01 - $4.00	733,334	1.13	$3.00	-	$-

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2022	633,334	3.00	662,910	10.02	240,000	$7.59
Granted	100,000	3.00	-	-	-	-
Forfeited or expired	-	-	(112)	162.00	-	-
Balance, December 31, 2023	733,334	3.00	662,798	10.00	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 6.1 years as of December 31, 2023.

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

	Share Price Targets
						Guaranteed	Total
Executive	$6.00	$9.00	$12.00	$15.00	$18.00	Price	Shares
Mills Shares Vested	16,667	33,334	50,000	66,667	83,334	83,334	333,334
Logan Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000

Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

The “Guaranteed Price” has the meaning ascribed to such term in the Merger Agreement.

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

At the grant date, the Company evaluated the probability of achieving the share price targets in each tranche based, in part, on work performed by the Company’s third party valuation specialist in conjunction with evaluating the contingent consideration. As a result of that evaluation of probability, during the year-ended December 31, 2023, the Company recorded $13 of compensation expense. These awards have not yet vested and are subject to actual share price performance through February 2025.

On November 17, 2021, Creative Realities’ Board of Directors updated its director compensation plan to compensate non-officer directors resulting in the Company granting 10-year options to purchase an aggregate of 85,000 shares of its common stock to non-employee directors of the Company under the Company’s 2014 Stock Incentive Plan (the “Plan”). One-third of the options vested immediately, with half of the remaining options vesting at each of the first and second anniversaries of the grant date. The options have an exercise price of $6.63, the market value of the Company’s common stock on the grant date. The fair value of the options on the grant date was $5.23 and was determined using the Black-Scholes model. These values were calculated using the following weighted average assumptions:

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

Employee Awards

Compensation expense recognized for the issuance of stock options to employees for the years ended  December 31, 2023 and 2022 of $383 and $1,689, respectively, was included in general and administrative expense in the Consolidated Financial Statements.

At December 31, 2023, there was $0 and $100 of total unrecognized compensation expense related to unvested share-based awards with time vesting and performance vesting criteria for employees, respectively. Expense related to performance vesting options will be recognized over the next 14 months and will be adjusted for any future forfeitures as they occur.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board of Directors, for the years ended  December 31, 2023 and 2022 of $150 and $198, respectively, was included in general and administrative expense in the Consolidated Financial Statements. At December 31, 2023, unrecognized compensation expense related to unvested share-based awards with time vesting criteria for non-employee directors was $0.

The Company engages certain consultants to perform services in exchange for Company common stock. Shares issued for services were calculated based on the ten (10) day volume weighted average price (“VWAP”) for the last ten (10) days during the month of service provided.

During the year ended December 31, 2023 and December 31, 2022, the Company issued shares issuable in exchange for services in the amount of $55 and $100, respectively.

NOTE 13: SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS/VENDORS

Segment Information

We currently operate in one reportable segment, marketing technology solutions. Substantially all property and equipment is located at our offices in the United States, and a data center located in the United States. All material sales for the years ended  December 31, 2023 and 2022 were in the United States and Canada.

Significant Customers

No customer accounted for more than 10% of revenue for the year ended December 31, 2023. We had three customers that accounted for 44% of revenue for the years ended December 31, 2022.

We had two and three customers that in the aggregate accounted for 50% and 49% of accounts receivable as of December 31, 2023 and 2022, respectively.

Significant Vendors

We had one vendor that accounted for 38% and 30% of outstanding accounts payable at December 31, 2023 and 2022, respectively.

NOTE 14: LEASES

The Company's lease portfolio is primarily comprised of operating leases for office space and finance leases for computer equipment. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.  Leases are classified as operating or finance leases at the commencement date of the lease. Leases may include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2023 and 2022:

		Year Ended
		December 31,
		2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$1,041	$1,584
Finance lease assets	Property and equipment, net	146	-
Total leased assets		$1,187	$1,584

Liabilities
Short-term:
Operating lease obligation	Current maturities of operating leases	$505	$711
Finance lease obligation	Accrued expenses and other current liabilities	42	-
Long-term
Operating lease obligation	Long-term obligations under operating leases	536	873
Finance lease obligation	Other non-current liabilities	104	-
Total lease obligations		$1,187	$1,584

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022

Operating lease expense:
Operating lease expense	$753	$579
Finance lease expense:
Amortization of right-of-use assets	23	-
Interest on lease obligations	5	-
Total lease expense	$781	$579

The following table provides lease term and discount rate information related to operating leases as of December 31, 2023:

Year Ended
December 31,
2023
Weighted average remaining lease term (years)
Operating leases	2.6
Finance leases	3.4

Weighted average discount rate
Operating leases	10.0%
Finance leases	5.7%

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2023:

	Operating	Finance	Total
	Leases	Leases	Leases
2024	$536	$49	$585
2025	451	48	499
2026	111	44	155
2027	105	19	124
Total undiscounted cash flows	$1,203	$160	$1,363
Less imputed interest	(162)	(14)	(176)
Present value of lease liabilities	$1,041	$146	$1,187

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$753	$597
Operating cash flows paid for finance leases	$5	$-
Financing cash flows paid for finance leases	$23	$-

Right-of-use assets obtained in exchange for new finance lease liabilities	$169	$-

NOTE 15: PROFIT-SHARING PLAN

We have a defined contribution 401(k) retirement plans for eligible associates in the United States. Associates may contribute up to 15% of their pretax compensation to the plan subject to IRS limitations. The Company contributes an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

We have a Registered Retirement Savings Plan for eligible associates in Canada. Associates may contribute up to 18% of earned income reported on their tax return in the previous year, subject to legal contribution limits. The Company contributes an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

The Company contributed $253 and $142 to employee retirement plans for the year-ended December 31, 2023 and 2022, respectively.