Form 10-K/A
period 2023-12-31
CREATIVE REALITIES, INC.
filed 2024-04-26
CIK 1356093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Creative Realities, Inc. (“Creative Realities”, the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original 10-K”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2024 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

Except as expressly noted in this Amendment, this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original 10-K, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

i

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Richard Mills (Chairman and CEO), David Bell, Donald Harris, and Stephen Nesbit.

The following table sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
David Bell	80	Director
Donald A. Harris	71	Director
Richard Mills	68	Chief Executive Officer and Director
Stephen Nesbit	73	Director
Will Logan	40	Chief Financial Officer

The biographies of the above-identified individuals are set forth below:

David Bell joined our Board of Directors in August 2014 in connection with our acquisition of Creative Realities, LLC. Mr. Bell brings over 40 years of advertising and marketing industry experience to the Board, including serving as CEO of three of the largest companies in the industry — Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Mr. Bell has previously led Slipstream Communications, LLC which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. Mr. Bell previously served as an Operating Advisor at Pegasus Capital Advisors. He was a Senior Advisor to AOL from 2008 to 2016 and has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell served as an independent director on the Board of Directors of Time, Inc. from June 2014 to January 2018.

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

Richard Mills is currently our Chief Executive Officer, a member of our Board of Directors and Chairman of the Board. Mr. Mills has served as our Chief Executive Officer and a member of our Board of Directors since 2015, and has served as Chairman of the Board since November 2023. Mr. Mills possesses over 32 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by the Company. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

Stephen Nesbit was appointed to our Board of Directors in 2019. Mr. Nesbit has been in the digital signage and digital advertising industry for over 20 years. He is currently the Managing Director of Prestonwood Trail Holdings LLC and has provided advisory services for companies in the Digital Signage and Digital Media Industry for the past 10 years. He has directed and advised projects in North America, Europe, Asia proper, Southeast Asia, the Middle East, Australia and Africa. Prior to founding Prestonwood Trail, Mr. Nesbit was the President/COO at Reflect Systems, a prominent software and services company in the Digital Signage business. He joined Reflect after serving as President/COO of MarketForward, the Global Digital Media Division owned by the Publicis Groupe S.A. in Paris France. Mr. Nesbit began his career in Digital Signage as the EVP Global Operations & GM International Business for Next Generation Network. NGN was one of the first Digital Place Based Advertising companies in the industry before its sale to Anschutz Investments where the company changed its name to National Cinemedia (NASDAQ: NCMI). He began his career at IBM in the Data Processing Division holding various field and HQ management positions. Mr. Nesbit also held management and executive positions at Wang Labs and BBN Communications Inc., the communications company that was the original architect of the Internet. Mr. Nesbit holds an undergraduate degree from the University of Notre Dame and earned an MBA from the Indiana University Kelly Graduate School of Business.

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

Family Relationships

There are no other family relationships between any of the directors or executive officers.

Under our corporate bylaws, all of our directors serve for annual terms expiring upon the next annual meeting of our shareholders.

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

The Board of Directors has determined that there are presently three “independent” directors, as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, and Nesbit.

Board Committee Membership

Our Board of Directors has created a standing Compensation Committee and Audit Committee, which are described below. The Company’s committees have a separately adopted charter that is available on the Company’s website at https://investors.cri.com. Mr. Bell, Mr. Harris, and Mr. Nesbit qualify as “independent” members of the board as described above.

The Board of Directors has not created a separate committee for nomination or corporate governance. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. Nevertheless, nominees to serve as directors on our Board of Directors are selected by those directors on our board who are independent.

Compensation Committee Information. Our Compensation Committee consists of Stephen Nesbit, Donald Harris, and David Bell. Mr. Nesbit serves as chair of the committee. Each of the members of the Compensation Committee is independent under the applicable Nasdaq listing standards. The Compensation Committee did not meet during the fiscal year ended December 31, 2023. The Compensation Committee has a written charter. The Compensation Committee’s duties, which are specified in the Compensation Committee charter, include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Company’s Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements, and reviewing specific disclosures in the proxy statement and reports;
•	if required, producing a report on executive compensation to be included in our annual proxy statement;
•	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors; and
•	reviewing and reassessing, on an annual basis, the adequacy of the charter and recommending to the Board any proposed changes to the charter.

Audit Committee Information. Our Audit Committee consists of David Bell, Stephen Nesbit, and Donald Harris. Mr. Bell serves as chair of the committee. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above in his biography. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements. The audit committee met four times during the fiscal year ended December 31, 2023. Pursuant to our audit committee charter, responsibilities of the Audit Committee include:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our required disclosures;

•	reviewing and discussing interim financial statements prior to the filing of quarterly reports and earnings releases;
•	approving the committee report, as required by the SEC rules, to be included in the Company’s annual proxy statement or annual report;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of our independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	reviewing and reassessing on an annual basis the adequacy of the charter and recommending to the Board any proposed changes to the charter.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, on the Company’s website at https://investors.cri.com, or upon written request to our Corporate Secretary at 13100 Magisterial Drive, Ste. 100, Louisville, KY 40223.

Insider Trading Policy

We have adopted an insider trading policy applicable to members of the Board of Directors, executive officers of the Company, and all employees of the Company (“Insiders”). The Company may also determine that other persons should be subject to the policy, such as contractors or consultants who have access to material non-public information. The policy prohibits any Insider, as well as any family member of any Insider or any entities over which an Insider has influence or control, from engaging in transactions involving the purchase or sale of the Company’s securities while such person has access to material nonpublic information, as well as from trading in the securities of other companies in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material nonpublic information about such company or its securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file electronically reports of ownership and changes in ownership of such securities with the SEC. Based on review of the copies of Forms 3 and 4 (and amendments thereto, if any) filed electronically with the SEC during the year ended December 31, 2023 and Forms 5 (and amendments thereto, if any) filed electronically with the SEC with respect to such year, or written representations that no Forms 5 were required, we believe that none of our officers, directors and greater than ten percent beneficial owners failed to file on a timely basis all Section 16(a) filing requirements during the fiscal year ended December 31, 2023.

ITEM 11 EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2023 and 2022 (table and footnotes in whole dollars):

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position(a)	Years	($)(b)	($)(c)	($)	($)(d)	($)(e)	($)	($)
Richard Mills	2023	450,000	—	—	—	—	—	450,000
Chief Executive Officer and Director	2022	431,544	—	—	253,119	112,500	—	797,163

Will Logan	2023	350,000	—	—	—	—	—	350,000
Chief Financial Officer	2022	334,462	75,000	—	151,872	52,500	—	613,834

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Logan joined the Company effective November 6, 2017.

(b)
Effective November 12, 2021, Mr. Mills and Mr. Logan’s employment agreements were amended to provide that their annual base salaries adjusted automatically upon the closing of the Company’s acquisition of Reflect Systems, Inc. (the "Merger") to $450,000 and $350,000 annually, respectively. The Merger closed on February 17, 2022 resulting in actual salaries for Mr. Mills and Mr. Logan during 2022 of $431,544, and $334,462, respectively.

(c)	Mr. Logan and the Company entered into an employment agreement on November 12, 2021. The employment agreement awarded a $75,000 cash bonus upon the closing of the Merger.

(d)
On June 15, 2022, Messrs. Mills and Logan received ten-year options to purchase 333,334 and 200,000 shares of common stock, respectively (the “New Options”). The New Options are eligible to vest at any time on or prior to February 17, 2025 if the trailing 10-trading day volume-weighted average price ("VWAP") of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeds the share price targets below, subject to such executive serving the Company as a director, officer, employee or consultant at such time.

						Guaranteed	Total
Executive	Share Price Targets					Price	Shares
	$6.00	$9.00	$12.00	$15.00	$18.00
Mills’ Shares Vested	16,667	33,334	50,000	66,667	83,333	83,333	333,334

Logan’s Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000
Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

The “Guaranteed Price” has the meaning ascribed to such term in the Agreement and Plan of Merger, dated as of November 12, 2021, by and among Reflect, the Company, CRI Acquisition Corporation, and RSI Exit Corporation, as amended from time to time (the “Merger Agreement”).

The exercise price of the New Options is $3.00 per share, which exceeds the closing price of the Company’s common stock on the date of issuance. The New Options were issued from the Company’s 2014 Stock Incentive Plan, as amended. The fair value of the options on the grant date varied between $0.63 and $1.11 per award as determined using the Monte Carlo model.

(e)
Effective June 15, 2022, the Board approved the 2022 Cash Bonus Plan providing that Messrs. Mills and Logan were eligible to receive a cash bonus of a percentage of their annual base salaries based on the Company’s annual EBITDA results for the calendar year 2022, as set forth below:

Executive	2022 EBITDA Target
	$3,600,000	$4,600,000	$5,600,000	$6,600,000	$7,600,000
Mills Bonus Payment	$112,500	$180,000	$225,000	$450,000	$675,000

Logan Bonus Payment	$52,500	$87,500	$140,000	$210,000	$350,000

	Base
Executive	Salary	Bonus as a Percentage of Annual Base Salary
Mills	$450,000	25%	40%	50%	100%	150%
Logan	$350,000	15%	25%	40%	60%	100%

The material terms of employment agreements of Richard Mills, Chief Executive Officer of the Company, and Will Logan, Chief Financial Officer of the Company, and payments to be made upon a change in control are discussed below.

Our named executive officers are eligible for retirement benefits on the same terms as non-executives under the Company’s defined contribution 401(k) retirement plan. Employees may contribute pretax or after-tax compensation to the plan in accordance with current maximum contribution levels proscribed by the Internal Revenue Service. The Company contributes an employer contribution match of 50% of employee wages up to 6%, for an effective match of 3%.

Richard Mills Employment Agreement

The Company employs Richard Mills as its Chief Executive Officer. Mr. Mills and the Company entered into an employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Mills elects not to extend the term. The agreement provides for an initial annual base salary of $330,000 subject to annual increases but generally not subject to decreases. The employment agreement provides that Mr. Mills’ annual base salary adjusted automatically on February 17, 2022 upon the closing of the Merger to $450,000, subject to annual increases but not generally subject to decreases. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for Company senior executives. Mr. Mills will participate in Company employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Mills will be entitled to receive aggregate severance payments equal to twelve months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. On June 15, 2022, the Board approved an amendment to certain aspects of Mr. Mills’ compensation as further described below.

Will Logan Employment Agreement

The Company employs Will Logan as its Chief Financial Officer. Mr. Logan and the Company entered into an employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Logan elects not to extend the term. The agreement provides for an initial annual base salary of $249,000 subject to annual increases but generally not subject to decreases. The employment agreement provides Mr. Logan’s annual base salary automatically adjusted upon the closing of the Merger to $350,000, subject to annual increases but not generally subject to decreases, and Mr. Logan received a $75,000 cash bonus upon the closing of the Merger. Under the agreement, Mr. Logan is eligible to participate in performance-based cash bonus or equity award plans for Company senior executives. Mr. Logan participates in Company employee benefit plans, policies, programs, perquisites, and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Logan will be entitled to receive aggregate severance payments equal to six months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. On June 15, 2022, the Board approved an amendment to certain aspects of Mr. Logan’s compensation as described below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2023:

	Option Awards(a)				Stock Awards
						Market
					Number	value
	Number of	Number of			of shares	of shares
	Securities	Securities			or units of	or units of
	Underlying	Underlying	Option		stock	stock
	Unexercised	Unexercised	Exercise	Option	that has	that have
	Options (#)	Options (#)	Price	Expiration	not vested	not vested
Name	Exercisable	Non-Exercisable	($)	Date	(#)	($)
Richard Mills	160,000(a)	—(a)	7.59	6/1/2030	—	—
	160,000(b)	—(b)	7.59	6/1/2030	—	—
	—(c)	333,334(c)	3.00	2/17/2025	—	—

Will Logan	6,389(d)	—(d)	26.10	11/6/2027	—	—
	5,556(e)	—(e)	22.50	9/20/2028	—	—
	80,000(a)	—(a)	7.59	6/1/2030	—	—
	80,000(b)	—(b)	7.59	6/1/2030	—	—
	—(c)	200,000(c)	3.00	2/17/2025

(a)	These stock options vested in three equal installments on June 1 annually, beginning in 2021 and ending in 2023.

(b)
These stock options (the “Performance Options”) become vested in increments of 16.67 percent of the total shares purchasable under this issuance subject to satisfying Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year, with each target and vesting being independently achieved without regard for the other. These Performance Options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the subject years are as follows:

Calendar Year	Revenue Target (millions)	EBITDA Target (millions)
2021	$35	$3.1
2022	$38	$3.5

The executives met the foregoing EBITDA target for calendar year 2021.

On June 15, 2022, the Board approved of an amendment to the Performance Options to provide that the revenue target for the calendar year 2022 set forth therein ($38 million) is eliminated, and the remaining shares that are available for vesting under the Performance Options (106,667 unvested shares for Mr. Mills and 53,334 for Mr. Logan) (including the unvested portions of shares based on the satisfaction of the revenue targets for 2020 and 2021 by virtue of the catch-up provisions in the Performance Options) will fully vest upon the achievement of the updated EBITDA target for calendar year 2022 of $3.6 million.

The Performance Options state that the calculation of EBITDA set forth in the Performance Options shall be calculated in a form consistent with the Company’s 2022 approved budget, which:

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

(iii)
includes deductions related to any cash or stock bonuses paid or payable to any employees of the Company for services provided in calendar year 2022 (even if such bonuses are actually paid after calendar year 2022), including bonuses paid pursuant to the terms of the 2022 Cash Bonus Plan (as described above) (collectively, the “EBITDA Calculations”).

The unvested portion of the Performance Options as of December 31, 2022 vested in full effective as of March 30, 2023 upon confirmation by the Board of Directors of achievement of the performance metrics for the year ended December 31, 2022.

(c)
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

						Guaranteed	Total
Executive	Share Price Targets					Price	Shares
	$6.00	$9.00	$12.00	$15.00	$18.00
Mills’ Shares Vested	16,667	33,334	50,000	66,667	83,333	83,333	333,334

Logan’s Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000
Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

(d)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on November 6 annually, beginning in 2018 and ending in 2021.

(e)	These stock options become exercisable in increments of 25 percent of the total shares purchasable under this issuance on September 20 annually, beginning in 2019 and ending in 2022.

Director Compensation

The Company’s Board of Directors has a director compensation plan to compensate non-officer directors as follows:

•
Annual grant of shares of unrestricted common stock of the Company, issuable on November 17, 2021, 2022 and 2023, having an annual value of $24,000, with the per-share price to be determined based upon the closing price of the Company’s common stock as reported on Nasdaq on such issuance date. No shares were issued on November 17, 2023 as the Company’s ability to issue shares under the 2014 Stock Incentive Plan expired.

•
An option issuable to each non-executive director to purchase 60,000 shares of Company common stock (or in the case of Dennis McGill, prior Chairman of the Company Board, 75,000 shares), which vest in three equal installments on November 17, 2021, 2022 and 2023, subject to continuing service as a director as of such vesting date. The exercise price of such options is $2.21, the closing price of the Company’s common stock as reported on Nasdaq on the date of adoption of such plan.

The table below sets forth the compensation paid to Company non-employee directors during 2023:

	Director Compensation (table and footnotes in whole dollars)

	Fees				Nonqualified
	earned			Non-equity	deferred
	or paid	Stock		incentive plan	compensation	All other
	in cash	awards	Option awards	compensation	earnings	compensation	Total
Name	($)(a)	($)(b)	($)	($)	($)	($)	($)
Dennis McGill	—	24,000	—	—	—	—	24,000
David Bell	—	24,000	—	—	—	—	24,000

Donald A. Harris	12,000	24,000	—	—	—	—	36,000
Stephen Nesbit	17,524	24,000	—	—	—	—	41,524

(a)
On February 2, 2023 and May 1, 2023, we received unsolicited proposals from Pegasus Capital Advisors, L.P., on behalf of itself and certain of its affiliates, including Slipstream Funding, LLC (collectively, “Pegasus”), to acquire all of the outstanding shares of common stock of the Company that were not owned by Pegasus. The Board of Directors formed a special committee of independent directors, comprised of Donald A. Harris and Stephen Nesbit, to assess and analyze the offers, and authorized compensation to such committee members for their service. The fees were earned during 2023, but were not paid until 2024.

(b)
Each director earned the right to receive $24,000 of common stock under the Company’s existing director compensation plan on November 17, 2023, which amount was accrued as of December 31, 2023.  The Board of Directors intends to pay such compensation (or cash in lieu thereof) after the 2024 annual shareholder meeting, but has not issued any common stock at this time.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and certain financial performance of the Company.

	Pay Versus Performance
	Summary		Summary
	Compensation	Compensation	Compensation	Compensation	Value of Initial Fixed $100
	Table Total for	Actually	Table Total for	Actually Paid to	Investment Based On:	Net Income(6)
	PEO(1)	Paid to PEO(2)	Non-PEO NEO(3)	Non-PEO NEO(4)	Total Shareholder Return(5)	(in thousands)
Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2023	450,000	498,678	350,000	373,292	61	(2,937)
2022	797,163	80,977	613,834	230,168	45	1,876
2021	378,652	570,873	254,585	350,948	109	232

(1)
The dollar amounts reported in column (b) are the amounts of total compensation reported for Richard Mills (our Chief Executive Officer) for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table."

(2)
The dollar amounts reported in column (c) represent the amounts of “compensation actually paid” to Mr. Mills, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Mills during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Mills’ total compensation for each year to determine the compensation actually paid:

	Reported
	Summary
	Compensation	Reported	Equity	Compensation
	Table Total	Value of Equity	Awards	Actually Paid to
	for PEO	Awards(a)	Adjustments(b)	PEO
Year	($)	($)	($)	($)
2023	450,000	—	48,678	498,678
2022	797,163	253,119	(463,067)	80,977
2021	378,652	—	192,221	570,873

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

(b)
The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Fair Value of
				Year over	Fair Value	Dividends or other
		Year over		Year Change in	at the End	Earnings Paid on
		Year Change in	Fair Value as of	Fair Value of	of the Prior Year	Stock or Option
		Fair Value of	Vesting Date of	Equity Awards	of Equity Awards	Awards not
	Year End	Outstanding	Equity Awards	Granted in	that Failed to	Otherwise Reflected	Total
	Fair Value	and Unvested	Granted	Prior Years	Meet Vesting	in Fair Value	Equity
	of Equity	Equity	and Vested	that Vested	Conditions	or Total	Award
	Awards	Awards	in the Year	in the Year	in the Year	Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2023	—	(10,465)	—	59,143	—	—	48,678
2022	22,311	(321,138)	—	(164,240)	—	—	(463,067)
2021	—	51,500	—	140,721	—	—	192,221

(3)
The dollar amounts reported in column (d) represent the amounts reported for the NEO (excluding our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The NEO (excluding our PEO) included for purposes of calculating the amounts in each applicable year was Will Logan, our Chief Financial Officer.

(4)
The dollar amounts reported in column (e) represent the amounts of “compensation actually paid” to the NEO (excluding our PEO), as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the NEO (excluding our PEO) during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEO (excluding our PEO) for each year to determine the compensation actually paid, using the same methodology described above in Note (2):

	Reported
	Summary
	Compensation			Compensation
	Table Total	Reported	Equity	Actually Paid
	for Non-PEO	Value of	Awards	to Non-PEO
	NEO	Equity Awards(a)	Adjustments(b)	NEO
Year	($)	($)	($)	($)
2023	350,000	—	23,292	373,292
2022	613,834	151,872	(231,794)	230,168
2021	254,585	—	96,363	350,948

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.
(b)
The equity award adjustments for each applicable year include the addition (or subtraction, as applicable) of the following: (i) the year-end fair value of any equity awards granted in the applicable year that are outstanding and unvested as of the end of the year; (ii) the amount of change as of the end of the applicable year (from the end of the prior fiscal year) in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the applicable year; (iii) for awards that are granted and vest in same applicable year, the fair value as of the vesting date; (iv) for awards granted in prior years that vest in the applicable year, the amount equal to the change as of the vesting date (from the end of the prior fiscal year) in fair value; (v) for awards granted in prior years that are determined to fail to meet the applicable vesting conditions during the applicable year, a deduction for the amount equal to the fair value at the end of the prior fiscal year; and (vi) the dollar value of any dividends or other earnings paid on stock or option awards in the applicable year prior to the vesting date that are not otherwise reflected in the fair value of such award or included in any other component of total compensation for the applicable year. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

			Fair			Value of
		Year Over	Value as of	Year over Year	Fair Value	Dividends or other
		Year	Vesting Date	Change in	at the End of the	Earnings Paid on
		Change in	of Equity	Fair Value of	Prior Year of	Stock or Option
	Year End	Fair Value of	Awards	Equity Awards	Equity Awards that	Awards not	Total
	Fair Value	Outstanding and	Granted	Granted in Prior	Failed to Meet	Otherwise Reflected	Equity
	of Equity	Unvested	and Vested	Years that Vested	Vesting Conditions	in Fair Value or	Award
	Awards	Equity Awards	in the Year	in the Year	in the Year	Total Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2023	—	(6,279)	—	29,571	—	—	23,292
2022	13,386	(160,905)	—	(84,275)	—	—	(231,794)
2021	—	25,750	—	70,613	—	—	96,363

(5)
Cumulative total shareholder return (Cumulative TSR) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6)	The dollar amounts reported represent the amount of net income reflected in the Company’s audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay versus Performance Table

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Compensation Actually Paid and Cumulative TSR

The following graph sets forth the relationship between Compensation Actually Paid to our PEO, the Compensation Actually Paid to our Non-PEO NEO, and the Company’s cumulative TSR over the three most recently completed fiscal years.

Compensation Actually Paid and Net Income

The following graph sets forth the relationship between Compensation Actually Paid to our PEO, the Compensation Actually Paid to our Non-PEO NEO, and the Company’s net income over the three most recently completed fiscal years.

Policies and Practices for Granting Certain Equity Awards

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in our Insider Trading Policy, we generally follow the same principles set forth in the Insider Trading Policy when granting equity awards, including options, to our officers, directors and other employees with access to material nonpublic information. Generally our Board of Directors or Compensation Committee does not approve grants of such awards during a blackout period and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, we do not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of April 22, 2024, on which date there were 10,446,659 shares of issued and outstanding common stock. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned by:

•	each director of the Company;

•	each named executive (as defined in our Annual Report on Form 10-K for the year ended December 31, 2023);

•	all current directors and officers of the Company as a group; and

•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the address of each of the following persons or entities is 13100 Magisterial Drive, Suite 100, Louisville, KY 40223, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

	Common
	Shares	Percentage of
	Beneficially	Common
Name and Address	Owned(1)	Shares(1)
Slipstream Funding, LLC(2)
c/o Pegasus Capital Advisors, L.P.
750 E Main St., Suite 600
Stamford, CT 06902	317,455	3.0%
Slipstream Communications, LLC(3)
c/o Pegasus Capital Advisors, L.P.
750 E Main St., Suite 600
Stamford, CT 0690	3,474,440	29.0%
Stephen Nesbit(4)	50,897	*
Donald A. Harris(5)	152,105	1.5%
Dennis McGill(6)	53,781	*
David Bell(7)	50,897	*
Richard Mills(8)	969,260	8.7%
Will Logan(9)	386,468	3.6%
All current executive officers and directors as a group (5 persons)(10)	1,609,627	14.7%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of April 22, 2024, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)
Investment and voting power over shares held by Slipstream Funding, LLC is held by Slipstream Communications, LLC, its sole member, and may deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. See table footnote 3 for further information regarding Slipstream Communications, LLC.

(3)
Investment and voting power over shares held by Slipstream Communications, LLC may be deemed to be directly or indirectly controlled by Craig Cogut, Chairman and Chief Executive Officer of Pegasus Capital Advisors, LLC. Slipstream Communications, LLC (“Slipstream Communications”) is the sole member of Slipstream Funding, LLC (“Slipstream Funding”). BCOM Holdings, LP (“BCOM Holdings”) is the managing member of Slipstream Communications. BCOM GP LLC (“BCOM GP”) is the general partner of BCOM Holdings. Business Services Holdings, LLC (“Business Services Holdings”) is the sole member of BCOM GP. PP IV BSH, LLC (“PP IV BSH”), Pegasus Investors IV, L.P. (“Pegasus Investors”) and Pegasus Partners IV (AIV), L.P. (“Pegasus Partners (AIV)”) are the members of Business Services Holdings. Pegasus Partners IV, L.P. (“Pegasus Partners”) is the sole member of PP IV BSH. Pegasus Investors IV, L.P. (“Pegasus Investors”) is the general partner of each of Pegasus Partners (AIV) and Pegasus Partners and Pegasus Investors IV GP, L.L.C. (“Pegasus Investors GP”) is the general partner of Pegasus Investors. Pegasus Investors GP is wholly owned by Pegasus Capital, LLC (“Pegasus Capital”). Pegasus Capital may be deemed to be directly or indirectly controlled by Craig Cogut. The share figure includes the 317,455 shares of common stock issued to and held by Slipstream Funding, LLC in connection with the merger transaction with Creative Realities, LLC. Share figure also includes 1,731,499 common shares purchasable upon exercise of outstanding warrants issued to and held by Slipstream Communications, LLC.

(4)	Mr. Nesbit is a director of the Company. Share figure includes 20,000 shares purchasable upon the exercise of outstanding options.
(5)	Mr. Harris is a director of the Company. Share figure includes 20,000 shares purchasable upon the exercise of outstanding options.
(6)
Mr. McGill served as a director of the Company and Chairman of the Board until his resignation on November 8, 2023. Share figure includes 25,001 shares purchasable upon the exercise of outstanding options.

(7)	Mr. Bell is a director of the Company. Share figure includes 20,000 shares purchasable upon the exercise of outstanding options.
(8)
Mr. Mills is a director of the Company, Chairman of the Board and Chief Executive Officer. Share figure includes 320,000 shares purchasable upon the exercise of outstanding options and 333,334 shares purchasable upon the exercise of outstanding performance-restricted options upon which vesting requires achievement of certain targeted share trading prices.

(9)
Mr. Logan is the Chief Financial Officer of the Company. Share figure includes 171,945 shares purchasable upon the exercise of outstanding options and 200,000 shares purchasable upon the exercise of outstanding performance-restricted options upon which vesting requires achievement of certain targeted share trading prices.

(10)	Includes Messrs. Mills, Bell, Harris, Nesbit and Logan.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2023, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,636,132	(1)	$6.51	None
Equity compensation plans not approved by stockholders	1,500,000	(2)	N/A	None

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

For information regarding the material features of each of the above plans see Note 12Stock-based Compensation in our Consolidated Financial Statements included in the Original 10-K.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(All currency in this Item 13 is rounded to the nearest thousand, except share and per share amounts.)

Secured Promissory Note

On February 17, 2022, in connection with the closing of the Merger (the “Closing”), the Company issued to RSI Exit Corporation (“Stockholders’ Representative”), the representative of former Reflect stockholders, a $2,500 Note and Security Agreement (the “Secured Promissory Note”).

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

On February 11, 2023, the Company, Reflect and the Stockholders’ Representative, executed a Second Amendment to the Merger Agreement. The Second Amendment to the Merger Agreement provided that, among other things, the cash merger consideration payable in the Merger should be reduced by $242 or the “Claim Amount,” subject to a reduction in the Claim Amount to the extent that Reflect or Creative Realities receive payments of certain accounts receivable of Reflect, up to $27. An employer retention credit of $242 (the “ERC”) based on the operations of Reflect pre-Merger remains outstanding and will be paid to the Stockholders’ Representative for the benefit of former Reflect stockholders upon receipt, subject to the offset rights of Creative Realities. In addition, the Company and the Stockholders’ Representative executed an amendment (the “Note Amendment”) to the Secured Promissory Note on February 11, 2023. The Note Amendment eliminated the balloon payment, extended the maturity date for a one-year period, to February 17, 2024. During the extended period, the Company continued to make monthly principal payments of $104,000 and the annual interest rate on the outstanding principal increased from 0.59% to 4.60%, which accrued and is payable in full on the new maturity date.

On December 15, 2023, the Company paid $110 as final settlement of the Secured Promissory Note, including accrued interest through the settlement date. All rights to payment of the ERC were retained by the Reflect stockholders as part of this settlement.

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their debt facilities with Slipstream Communications, pursuant to a Second Amended and Restated Credit and Security Agreement (the “Credit Agreement”). The Borrowers include Reflect, which became a wholly owned subsidiary of the Company as a result of the Closing on February 17, 2022. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream Communications at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments.

In addition to refinancing the existing debt with Slipstream Communications, the Company issued to Slipstream Communications a $10,000, 36-month senior secured term loan (the “Acquisition Term Loan”) resulting in $10,000 in gross proceeds, or $9,950 in net proceeds. The Acquisition Term Loan matures on February 17, 2025 (the “Maturity Date”) and has an interest rate of 8.0%, with 50.0% warrant coverage (or 833,334 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest-only payments on the Acquisition Term Loan. No principal payments on the Acquisition Term Loan are payable until the Maturity Date.

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream Communications a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022.

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

On October 31, 2022, the Borrowers and Slipstream Communications amended the Credit Agreement to provide the Borrowers with a $2,000 term loan ("Term Loan (2022)"), the net proceeds of which were used by the Company to accelerate an active software development project with potential to expand SaaS revenues associated with an existing customer. The Term Loan (2022) had an annual interest rate of 12.5% and matured on September 1, 2023. Commencing on February 1, 2023, the Company made monthly installment payments of approximately $270 until the maturity date, consisting of principal and interest sufficient to fully amortize the Term Loan (2022) through the maturity date. As of December 31, 2023, the Term Loan 2022 has been repaid in full to Slipstream Communications.

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

The Board of Directors has determined that there are presently three “independent” directors, as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Harris, and Nesbit.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees (in thousands) for audit and other services provided by Deloitte & Touche LLP (“Deloitte”) for 2023 and 2022.

	2023	2022
Audit fees(a)	$743	$498
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$743	$498

(a)
Audit fees for 2023 and 2022 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and audit services provided in connection with other regulatory filings.

Our Board of Directors pre-approved the audit services rendered by Deloitte during 2023 and 2022, respectively, and concluded that such services were compatible with maintaining the auditor’s independence.

Pre-Approval Policies and Procedures of Audit Committee

All services provided by our independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full Audit Committee meeting. Any interim approval given by an Audit Committee member must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The Audit Committee pre-approved all services provided by Deloitte during 2023 and 2022.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to the Consolidated Financial Statements,” which appears on page F-1 of Original 10-K.

(b)	See “Exhibit Index” beginning on page 34 of the Original 10-K and the exhibits listed in the exhibit index of this Amendment beginning on page 20.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description

31.3	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

31.4	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky, on April 26, 2024.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer