Form 10-Q
period 2024-03-31
CREATIVE REALITIES, INC.
filed 2024-05-10
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2024, the registrant had 10,446,659 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,899	$2,910
Accounts receivable, net	9,516	12,468
Inventories, net	3,065	2,567
Prepaid expenses and other current assets	837	665
Total Current Assets	$16,317	$18,610
Property and equipment, net	464	499
Goodwill	26,453	26,453
Other intangible assets, net	23,985	24,062
Operating lease right-of-use assets	875	1,041
Other non-current assets	112	112
Total Assets	$68,206	$70,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,788	$7,876
Accrued expenses and other current liabilities	3,955	3,761
Deferred revenues	1,777	1,132
Customer deposits	4,411	3,233
Current maturities of operating leases	431	505
Short-term portion of related party Acquisition Term Loan, net of $613 and $0 discount, respectively	9,387	-
Short-term portion of related party Consolidation Term Loan, net of $655 and $747 discount, respectively	3,383	3,690
Short-term portion of contingent consideration, at fair value	10,603	-
Total Current Liabilities	38,735	20,197
Long-term related party Acquisition Term Loan, net of $0 and $787 discount, respectively	-	9,213
Long-term related party Consolidation Term Loan, net of $0 and $94 discount, respectively	-	616
Long-term obligations under operating leases	444	536
Long-term contingent consideration, at fair value	-	11,208
Other non-current liabilities	178	176
Total Liabilities	39,357	41,946

Shareholders' Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,447 and 10,409 shares issued and outstanding, respectively	104	104
Additional paid-in capital	82,200	82,073
Accumulated deficit	(53,455)	(53,346)
Total Shareholders’ Equity	28,849	28,831
Total Liabilities and Shareholders' Equity	$68,206	$70,777

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Sales
Hardware	$4,144	$4,322
Services and other	8,141	5,622
Total sales	12,285	9,944
Cost of sales
Hardware	3,193	3,206
Services and other	3,328	1,649
Total cost of sales	6,521	4,855
Gross profit	5,764	5,089
Operating expenses:
Sales and marketing expenses	1,465	1,136
Research and development expenses	508	366
General and administrative expenses	3,028	2,898
Depreciation and amortization expense	839	779
Total operating expenses	5,840	5,179
Operating loss	(76)	(90)

Other expenses (income):
Interest expense, including amortization of debt discount	663	803
Change in fair value of contingent consideration	(604)	76
Other expense (income)	(35)	(12)
Total other expenses (income)	24	867
Net loss before income taxes	(100)	(957)
Provision for income taxes	(9)	(43)
Net loss	$(109)	$(1,000)
Basic loss per common share	$(0.01)	$(0.14)
Diluted loss per common share	$(0.01)	$(0.14)
Weighted average shares outstanding - basic	10,421	7,351
Weighted average shares outstanding - diluted	10,421	7,351

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net loss	$(109)	$(1,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	839	779
Amortization of debt discount	360	356
Amortization of stock-based compensation	3	298
Bad debt expense	-	237
(Gain) loss on change in fair value of contingent consideration	(604)	76
Deferred income taxes	4	24
Changes to operating assets and liabilities:
Accounts receivable	2,952	1,177
Inventories, net	(498)	788
Prepaid expenses and other current assets	(172)	1,015
Accounts payable	(2,976)	(486)
Accrued expenses and other current liabilities	317	(45)
Deferred revenue	645	2,382
Customer deposits	1,178	(1,693)
Other, net	(1)	(40)
Net cash provided by operating activities	1,938	3,868
Investing activities
Purchases of property and equipment	(6)	(31)
Capitalization of labor for software development	(824)	(1,003)
Net cash used in investing activities	(830)	(1,034)
Financing activities
Repayment of Consolidation Term Loan	(1,109)	-
Repayment of Secured Promissory Note	-	(310)
Repayment of Term Loan (2022)	-	(250)
Principal payments on finance leases	(10)	(2)
Net cash used in financing activities	(1,119)	(562)
Increase (decrease) in Cash and Cash Equivalents	(11)	2,272
Cash and Cash Equivalents, beginning of period	2,910	1,633
Cash and Cash Equivalents, end of period	$2,899	$3,905

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended March 31, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	3	-	3
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(109)	(109)
Balance as of March 31, 2024	10,446,659	$104	$82,200	$(53,455)	$28,849

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	(Deficit)	Total
Three Months Ended March 31, 2023
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	243	-	243
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	13,934	-	25	-	25
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Net loss	-	-	-	(1,000)	(1,000)
Balance as of March 31, 2023	7,394,407	$74	$76,417	$(51,409)	$25,082

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share amounts)

(unaudited)

NOTE 1: NATURE OF ORGANIZATION AND OPERATIONS

Unless the context otherwise indicates, references in these Notes to the accompanying Condensed Consolidated Financial Statements to “we,” “us,” “our,” and “the Company” refer to Creative Realities, Inc. and its subsidiaries.

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation (“Allure”), Creative Realities Canada, Inc., a Canadian corporation (“CRI Canada”), and Reflect Systems, Inc., a Delaware corporation ("Reflect").

Reverse stock split

On March 23, 2023, the Company filed Articles of Amendment with the Secretary of State of the State of Minnesota to effectuate, effective March 27, 2023, a 1-for-3 reverse stock split of the shares of the Company's common stock, par value $0.01 per share.  All share and per share information (including share and per share information related to share-based compensation) has been retroactively adjusted to reflect the reverse stock split within this Quarterly Report on Form 10-Q (“Report”).

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

At March 31, 2024, the Company has an accumulated deficit of $53,455, negative working capital of $22,418, including current debt obligations of $12,770, and cash of $2,899. For the three months ended March 31, 2024, the Company incurred an operating loss of $76 and generated positive net cash flows from operations of $1,938. Pursuant to the Second Amended and Restated Credit and Security Agreement (the "Credit Agreement") between the Company and Slipstream Communications, LLC ("Slipstream"), the Company is required and began to make monthly repayments of principal on the Consolidation Term Loan on September 1, 2023. The monthly principal payment is approximately $370 and will continue on the first day of each month thereafter until the Maturity Date on February 17, 2025, with total principal repayments of $3,593 during the twelve months subsequent to the reporting date of these Condensed Consolidated Financial Statements. In addition, the Company is required to repay the principal balance on the Acquisition Term Loan of $10,000 at maturity and resolve the contingent consideration, currently estimated for accounting purposes at $10,603, each of which mature on February 17, 2025. The Company does not have sufficient cash on hand or liquidity to make these principal repayments. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2024, as amended on April 26, 2024.

The Condensed Consolidated Financial Statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries Allure, CRI Canada, and Reflect. All intercompany balances and transactions have been eliminated in consolidation, as applicable.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. Management believes the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring items, considered necessary for a fair statement of results for the interim periods presented.

2. Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

The Company had the following activity for its allowance for credit losses from December 31, 2023 to March 31, 2024:

	March 31,	March 31,
	2024	2023
Balance as of beginning of year	$701	$984
Amounts accrued	-	237
Write-offs charged against the allowance	-	(4)
Balance as of end of period	$701	$1,217

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$2,384	$2,063
Work-in-process	681	504
Total inventories	$3,065	$2,567

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

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,222,800 and 7,339,582 at March 31, 2024 and 2023, respectively, were excluded from the computation of loss per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2024 and December 31, 2023.

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

11. Contingent Consideration

On November 12, 2021, the Company, Reflect, and other parties, entered into an Agreement and Plan of Merger (as amended on February 8, 2022  and February 11, 2023, the “Merger Agreement") pursuant to which a direct, wholly owned subsidiary of Creative Realities, CRI Acquisition Corporation, would merge with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary, which transaction is referred to herein as the “Merger.” On February 17, 2022, the parties consummated the Merger. The Merger Agreement requires the Company to pay to the former Reflect stockholders additional contingent supplemental cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the CREX shares on such anniversary is less than $6.40 per share (such applicable amount, the “Guaranteed Price”), multiplied by the amount of CREX shares held by the Reflect stockholders on the Guarantee Date (subject to the Extension Option described below). The Company has recorded contingent liabilities related to the Guaranteed Consideration to reflect the Company's 1-for-3 reverse stock split that occurred on March 23, 2023.  Accordingly, the amount of the Company's potential liability related to the contingent consideration is recorded at $19.20 per share.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2024 and 2023:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2024	2023
Hardware	$4,144	$4,322

Services:
Managed Services	4,774	4,072
Installation Services	2,160	947
Other Services	1,207	603
Total Services	8,141	5,622

Total Hardware and Services	$12,285	$9,944

Hardware

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

Managed Services

Software as a service (“SaaS”) license sales

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

Maintenance and support services

The Company sells support services that include access to technical support personnel for software and hardware troubleshooting. The Company offers a hosting service through our network operations center, or NOC, allowing the ability to monitor and support its customers’ networks 7 days a week, 24 hours a day. These contracts are generally 12-36 months in length and typically have autorenewal terms. Revenue is recognized over the term of the agreement in proportion to the costs incurred in fulfilling performance obligations under the contract.

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

Other Services

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

Media sales

Media revenues are derived from selling (i) promotion and sponsorship packages to monetize customer infrastructure assets, including mobile takeover or physical presence, or (ii) digital advertising inventory to advertisers on digital displays or other outdoor structures, owned or controlled by our customers, each within physical venues. We generally do not own the physical structures on which digital advertising we sell is displayed but instead sell advertising or sponsorship opportunities on behalf of our media network owner customers to brands and advertisers. The Company has concluded that it acts as an agent and reports media revenues on a net basis, with the Company recording its commission, which typically is between thirty percent (30%) and forty percent (40%) of the total media sales contract, as revenue in the consolidated financial statements.

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

For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the Condensed Consolidated Statements of Operations within Sales and Marketing Expenses.

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2024	2023
Supplemental non-cash investing activities
Capitalized software in accounts payable	$89	$369
Property and equipment in accounts payable	$-	$10
Right-of-use assets obtained in exchange for new finance lease liabilities	$9	$40

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$323	$287
Operating leases	$190	$188
Income taxes, net	$-	$2

NOTE 6: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  March 31, 2024 and December 31, 2023:

	March 31,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$6,900	$2,447	$6,900	$2,255
Purchased and developed software	5,615	3,629	5,284	3,405
In-Process internally developed software platform	6,462	-	6,080	-
Customer relationships	13,910	3,378	13,910	3,054
Trademarks and trade names	1,260	708	1,260	660
Non-compete	30	30	30	28
	34,177	10,192	33,464	9,402
Accumulated amortization	10,192		9,402
Net book value of amortizable intangible assets	$23,985		$24,062

For the three months ended March 31, 2024 and 2023, amortization of intangible assets charged to operations was $790 and $754, respectively.

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

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit. Fair value of the reporting unit was estimated using both (1) a market approach, leveraging recent industry merger and acquisition activity as well as comparable public company information, and (2) a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. Specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the current and preceding three years, further informed by known backlog and customer acquisitions. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeded its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2023. No indicators of impairment were identified at March 31, 2024.

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

NOTE 7: LOANS PAYABLE

The outstanding debt with detachable warrants, as applicable, are shown in the table below. Further discussion of the debt follows.

As of March 31, 2024
	Issuance		Maturity
Debt Instrument	Date	Principal	Date	Warrants	Interest Rate Information
Acquisition Term Loan	2/17/2022	$10,000	2/15/2025	833,334	8% per annum through maturity
Consolidation Term Loan	2/17/2022	4,038	2/15/2025	898,165	10% per annum through maturity
	Total debt, gross	14,038		1,731,499
	Debt discount	(1,268)
	Total debt, net	$12,770
	Less current maturities	(12,770)
	Long term debt	$-

As of December 31, 2023
	Issuance		Maturity
Debt Instrument	Date	Principal	Date	Warrants	Interest Rate Information
Acquisition Term Loan	2/17/2022	$10,000	2/15/2025	833,334	8% per annum through maturity
Consolidation Term Loan	2/17/2022	5,147	2/15/2025	898,165	10% per annum through maturity
	Total debt, gross	15,147		1,731,499
	Debt discount	(1,628)
	Total debt, net	$13,519
	Less current maturities	(3,690)
	Long term debt	$9,829

Our largest shareholder and investor, Slipstream, a related party is the holder of all of our outstanding debt instruments, including two term loans, and has beneficial ownership of approximately 29% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties).

Second Amended and Restated Loan and Security Agreement

On February 17, 2022, the Company and its subsidiaries (collectively, the “Borrowers”) refinanced their debt facilities with Slipstream, pursuant to the Credit Agreement. The Borrowers include Reflect, which became a wholly owned subsidiary of the Company as a result of the closing of the Merger. The debt facilities continue to be fully secured by all assets of the Borrowers.

The Credit Agreement also provides that the Company’s outstanding loans from Slipstream at December 31, 2021, consisting of its pre-existing $4,767 senior secured term loan and $2,418 secured convertible loan, with an aggregate of $7,185 in outstanding principal and accrued and unpaid interest under such loans, were consolidated into a term loan (the “Consolidation Term Loan”). The Consolidation Term Loan has an interest rate of 10.0%, with 75.0% warrant coverage (or 898,165 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers will make interest payments on the Consolidation Term Loan. Commencing on September 1, 2023, and on the first day of each month thereafter until the Maturity Date, the Borrowers will make a payment on the Consolidation Term Loan, in an equal monthly installment of principal sufficient to fully amortize the Consolidation Term Loan in eighteen equal installments.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

NOTE 9: INCOME TAXES

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (“NOLs”). We have substantial NOLs that are limited in usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Based on the history of losses of the Company, there continues to be a full valuation allowance against the net deferred tax assets of the Company with a definite life.

For the three months ended March 31, 2024 and 2023, we reported tax liability of $9 and $43, respectively. At  March 31, 2024, the net deferred tax liabilities were $77 after valuation allowance, compared to net tax liabilities of $73 at  December 31, 2023.

NOTE 10: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company's Condensed Consolidated Financial Statements totaling 4,587,002 at March 31, 2024 and December 31, 2023 with a weighted average exercise price of $4.90. The weighted average remaining contractual life of the outstanding warrants was 3.86 and 4.11 at March 31, 2024 and December 31, 2023, respectively.

NOTE 11: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	6.38	$7.42	566,673	$7.42
$8.01+	95,791	1.78	25.06	95,791	$25.06
	662,464	5.72	$9.97	662,464

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	6.17	$7.59	240,000	$7.59
	240,000	6.17	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	0.88	$3.00	-	$-
	733,334	0.88	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2023	733,334	3.00	662,798	$10.00	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(334)	71.10	-	-
Balance, March 31, 2024	733,334	3.00	662,464	9.97	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.84 years as of March 31, 2024.

Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to employees for the three months ended March 31, 2024 and 2023 of $3 and $225, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. At  March 31, 2024, there was $12 of total unrecognized compensation expense related to unvested share-based awards with market vesting criteria for employees. Compensation expense related to market vesting options will be recognized over the next 11 months and will be adjusted for any future forfeitures as they occur.

Non-Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to our non-employee Board of Directors, for the three months ended March 31, 2024 and 2023 was $0 and $43 and included in general and administrative expense in the Condensed Consolidated Financial Statements. At March 31, 2024, there was no unrecognized compensation expense related to share-based awards for non-employee directors.

NOTE 12: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had four customers that accounted for 19%, 12%, 12%, and 11% of accounts receivable at March 31, 2024 and three customers that accounted for 28%, 25%, and 11% of accounts receivable at  December 31, 2023.

We had four customers that accounted for 13%, 12%, 11%, and 10% of revenue for the three months ended  March 31, 2024, compared to two customers that accounted for 31% and 13% of revenue for the three months ended March 31, 2023.

Significant Vendors

We had two vendors that accounted for 26% and 13% of outstanding accounts payable at  March 31, 2024, and one vendor that accounted for 38% of outstanding accounts payable at  December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 21, 2024.

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

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat, or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise customers achieve a range of business objectives, including:

●	Increased brand awareness;

●	Improved customer support;

●	Enhanced employee productivity and satisfaction;

●	Increased revenue and profitability;

●	Improved guest experience; and

●	Increased customer/guest engagement.

Through a combination of organically grown platforms and a series of strategic acquisitions, the Company assists customers to design, deploy, manage, and monetize their digital signage networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

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

●

Integrations and application development – The future of digital signage is not still images and videos on a screen. We believe that interactive applications and integrations with other data sources will dominate the future. From social media feeds, mobile integrations, corporate data stores, or point of sale systems, our proven ability to build scalable applications and integrations is a key advantage that customers can leverage to deliver more compelling and engaging experiences for their customers.

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

Our Operating Expenses

Our operating expenses are primarily comprised of three categories: sales and marketing, research and development, and general and administrative. Sales and marketing expenses include salaries and benefits for our sales, business development solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospective new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our research and development expenses represent the salaries and benefits of those individuals who develop and maintain our proprietary software platforms and other software applications we design and sell to our customers. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries, and benefits for our corporate officers and other expenses such as legal and accounting fees.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 Summary of Significant Accounting Policies of the Company’s Condensed Consolidated Financial Statements included elsewhere in this Report. The Company’s Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Certain accounting policies involve significant judgments, assumptions, and estimates by management that could have a material impact on the carrying value of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except share and per-share information.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended March 31,		Change
	2024	2023	$	%
Sales	$12,285	$9,944	$2,341	24%
Cost of sales	6,521	4,855	$1,666	34%
Gross profit	5,764	5,089	675	13%
Sales and marketing expenses	1,465	1,136	329	29%
Research and development expenses	508	366	142	39%
General and administrative expenses	3,028	2,898	130	4%
Depreciation and amortization expense	839	779	60	8%
Total operating expenses	5,840	5,179	661	13%
Operating loss	(76)	(90)	14	16%
Other expenses (income):
Interest expense, including amortization of debt discount	663	803	(140)	17%
Change in fair value of contingent consideration	(604)	76	(680)	895%
Other expense (income)	(35)	(12)	(23)	192%
Total other expenses (income)	24	867	(843)	97%
Net loss before income taxes	(100)	(957)	857	90%
Provision for income taxes	(9)	(43)	34	79%
Net loss	$(109)	$(1,000)	891	89%

Sales

Sales increased $2,341, or 24%, for the three-month period ended March 31, 2024 as compared to the same period in 2023. Hardware revenues were $4,144, a decrease of $178, or 4%, for the three-month period ended March 31, 2024 as compared to the same period in 2023. While hardware revenues were effectively flat year over year, the composition in each period was substantially different, with the current period comprised of lower customer concentration (including no customer greater than 20% of hardware revenues) and an increasing number of customers making consistent, repeated purchases of similar solutions on a regular cadence. The prior period included a single customer that represented 62% of hardware revenues.  Services and other revenues were $8,141, an increase of $2,519 or 45%, driven by increases in both installation and managed services revenues. Installation services revenue increased $1,213, or 128%, as a result of significant installation deployment activity during the period.  Managed services revenue, which includes both SaaS and help desk technical subscription services were $4,774, an increase of $702, or 17%.  The increase was driven by a combination of an increase in the quantity of licenses subject to software subscriptions on our platforms and an expansion in the average price per subscription license per month. The annual recurring run rate of our subscription license revenue, our highest margin service, grew 11% from $14,826 as of December 31, 2022 to $16,336 as of December 31, 2023 and has since expanded to $17,689 as of March 31, 2024.

Gross Profit

Gross profit increased $675, or 13%, for the three-month period ended March 31, 2024 as compared to the same period in 2023 driven by a 17% increase in our managed service revenue, which is our highest margin, typically subscription-based revenue.

Gross profit margin decreased to 47% from 51% driven by revenue mix during the current period as installation services, which is historically our lowest margin service, increased to 18% of total revenue as compared to 10% of total revenues in the prior period.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $329, or 29%, for the three-month period ended March 31, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, including incremental sales personnel and increased participation in industry trade show events.

Research and Development Expenses

Research and development expenses generally include personnel and development tools costs associated with the continued development of the Company’s content management systems and other related application development. The Company capitalizes certain of these expenses and amortizes those costs through the Condensed Consolidated Statements of Operations on a straight-line basis over the economic useful life of the software feature or functionality. Research and development expenses increased by $142, or 39%, for the three-month period ended March 31, 2024 as compared to the same period in 2023 driven primarily by incremental headcount and a higher rate of bug and maintenance work as compared to capitalized activities during the quarter ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses were effectively flat, increasing $130, or 4% during the three months ended March 31, 2024 as compared to the same period in 2023. The change is driven by an increase of $408 in personnel costs in the current period as a result of higher headcount due to scaled up operations in response to an increase in customer acquisition and associated planned deployments.  This increase was partially offset by a $294 decrease in stock compensation expense in the current period as all outstanding time vested and performance awards for employees and directors were fully expensed as of December 31, 2023.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were effectively flat, increasing $60, or 8%, in the three months ended March 31, 2024 compared to the same period in 2023. The Company currently expects depreciation and amortization expense to be approximately $800 per quarter for the remainder of 2024.

Interest Expense

See Note 7 Loans Payable to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in fair value of contingent consideration

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

Summary Unaudited Quarterly Financial Information

The following represents unaudited financial information derived from the Company’s quarterly financial statements:

	Quarters Ended
	March 31	December 31	September 30	June 30	March 31
Quarters ended	2024	2023	2023	2023	2023
GAAP net (loss) income	$(109)	$1,419	$(1,931)	$(1,425)	$(1,000)
Interest expense:
Amortization of debt discount	360	366	363	358	356
Other interest, net	303	302	371	429	447
Depreciation/amortization:
Amortization of intangible assets	790	781	766	754	754
Amortization of employee share-based awards	3	4	3	151	225
Depreciation of property & equipment	49	48	50	43	25
Income tax (benefit) expense	9	10	(15)	45	43
EBITDA	$1,405	$2,930	$(393)	$355	$850
Adjustments
Loss (Gain) on fair value of contingent consideration	(604)	(42)	1,369	16	76
Stock-based compensation – Director grants	-	21	43	43	43
Other (income) expense	(35)	(79)	3	(123)	(12)
Adjusted EBITDA	$766	$2,830	1,022	$291	957

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The net cash provided by operating activities during the three months ended March 31, 2024, was $1,938, compared to $3,868 for the same period in 2023. During the three-month period ending March 31, 2024, the Company generated a net loss of $100, which included depreciation and amortization expense (inclusive of amortization of debt discount) of $1,199 and a gain on the change in fair value of contingent consideration of $605.  The Company generated a $1,441 increase in cash provided by changes in operating assets and liabilities. The decrease in accounts receivable of $2,952 was effectively offset by a decrease in accounts payable of $2,976.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, was $830, compared to $1,034 during the same period in 2023. We currently do not have any material commitments for capital expenditures as of March 31, 2024; however, we anticipate a reduction in capital expenditures entering 2024 as we complete the modernization and internationalization of our automotive platform in an effort to capture incremental SaaS-based revenue contracts.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024, was $1,119, compared $562 for the same period in 2023. Net cash used in financing activities during the three-month period ended March 31, 2024, is primarily the result of repayments made on the Consolidation Term Loan of $1,109.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 21, 2024, as amended on April 26, 2024, and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner. In addition, below is an updated risk factor for which you should be aware:

We compete with other companies that have more resources, which puts us at a competitive disadvantage.

The market for interactive marketing technologies is highly competitive and we expect competition to increase in the future. Many competitors have significantly greater financial, technical, and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer preferences or requirements. They may also devote greater resources to the development, promotion and sale of their products and services than us. There currently exist hardware manufacturers, including Samsung, that have begun including customizable display technology software in its screens that offer users the ability to create basic marketing displays. While we currently believe that our existing technologies offer a more comprehensive solution to this offering, for customers that do not require these offerings could be viewed as a competitive solution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Earnings Release

On May 10, 2024, the Company issued a press release announcing its financial condition and results of operations for the three months ended March 31, 2024. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

99.1	Press Release dated May 10, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 10, 2024	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer