Form 10-Q
period 2024-06-30
CREATIVE REALITIES, INC.
filed 2024-08-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2024, the registrant had 10,446,659 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,086	$2,910
Accounts receivable, net	9,491	12,468
Inventories, net	2,995	2,567
Prepaid expenses and other current assets	964	665
Total Current Assets	$17,536	$18,610
Property and equipment, net	418	499
Goodwill	26,453	26,453
Other intangible assets, net	23,745	24,062
Operating lease right-of-use assets	1,009	1,041
Other non-current assets	393	112
Total Assets	$69,554	$70,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,205	$7,876
Accrued expenses and other current liabilities	4,345	3,761
Deferred revenues	2,946	1,132
Customer deposits	3,585	3,233
Current maturities of operating leases	449	505
Short-term portion of related party term debt	-	3,690
Short-term portion of contingent consideration, at fair value	10,196	-
Total Current Liabilities	26,726	20,197
Revolving credit facility	13,819	-
Long-term related party term debt	-	9,829
Long-term obligations under operating leases	585	536
Long-term contingent consideration, at fair value	-	11,208
Other non-current liabilities	187	176
Total Liabilities	41,317	41,946

Shareholders' Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,447 and 10,409 shares issued and outstanding, respectively	104	104
Additional paid-in capital	82,203	82,073
Accumulated deficit	(54,070)	(53,346)
Total Shareholders’ Equity	28,237	28,831
Total Liabilities and Shareholders' Equity	$69,554	$70,777

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales
Hardware	$5,024	$3,437	$9,168	$7,759
Services and other	8,091	5,759	16,232	11,381
Total sales	13,115	9,196	25,400	19,140
Cost of sales
Hardware	3,510	2,724	6,703	5,930
Services and other	2,817	2,174	6,145	3,823
Total cost of sales	6,327	4,898	12,848	9,753
Gross profit	6,788	4,298	12,552	9,387
Operating expenses:
Sales and marketing expenses	1,665	1,229	3,130	2,365
General and administrative expenses	4,531	3,769	8,906	7,812
Total operating expenses	6,196	4,998	12,036	10,177
Operating income (loss)	592	(700)	516	(790)

Other expenses (income):
Interest expense, including amortization of debt discount	513	787	1,176	1,590
(Gain) loss on change in fair value of contingent consideration	(408)	16	(1,012)	92
Loss on debt extinguishment	1,059	-	1,059	-
Other expense (income)	18	(123)	(17)	(135)
Total other expenses (income)	1,182	680	1,206	1,547
Net loss before income taxes	(590)	(1,380)	(690)	(2,337)
Provision for income taxes	(25)	(45)	(34)	(88)
Net loss	$(615)	$(1,425)	$(724)	$(2,425)
Basic loss per common share	$(0.06)	$(0.19)	$(0.07)	$(0.33)
Diluted loss per common share	$(0.06)	$(0.19)	$(0.07)	$(0.33)
Weighted average shares outstanding - basic	10,447	7,406	10,434	7,379
Weighted average shares outstanding - diluted	10,447	7,406	10,434	7,379

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss	$(724)	$(2,425)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,769	1,576
Amortization of debt discount	569	714
Amortization of stock-based compensation	6	493
Amortization of deferred financing costs	12	-
Loss on extinguishment of debt	1,059	-
Bad debt expense	130	309
Provision for inventory reserves	(49)	127
(Gain) loss on change in fair value of contingent consideration	(1,012)	92
Deferred income taxes	23	46
Changes to operating assets and liabilities:
Accounts receivable	2,847	1,458
Inventories	(379)	992
Prepaid expenses and other current assets	(299)	1,035
Accounts payable	(2,630)	(585)
Accrued expenses and other current liabilities	705	(559)
Deferred revenue	1,814	1,604
Customer deposits	352	1,507
Other, net	13	(40)
Net cash provided by operating activities	4,206	6,344
Investing activities
Purchases of property and equipment	(8)	(219)
Capitalization of labor for software development	(1,487)	(1,984)
Net cash used in investing activities	(1,495)	(2,203)
Financing activities
Proceeds from borrowings under revolving credit facility	13,860	-
Repayment of borrowings under revolving credit facility	(41)	-
Payment of deferred financing costs	(186)	-
Repayment of term debt	(15,147)	(2,504)
Principal payments on finance leases	(21)	(6)
Net cash used in financing activities	(1,535)	(2,510)
Increase in Cash and Cash Equivalents	1,176	1,631
Cash and Cash Equivalents, beginning of period	2,910	1,633
Cash and Cash Equivalents, end of period	$4,086	$3,264

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended June 30, 2024
Balance as of March 31, 2024	10,446,659	$104	$82,200	$(53,455)	$28,849
Stock-based compensation	-	-	3	-	3
Net loss	-	-	-	(615)	(615)
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Six Months Ended June 30, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	6	-	6
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(724)	(724)
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended June 30, 2023
Balance as of March 31, 2023	7,394,407	$74	$76,417	$(51,409)	$25,082
Stock-based compensation	-	-	171	-	171
Shares issued to vendors as compensation	14,620	-	30	-	30
Net loss	-	-	-	(1,425)	(1,425)
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Six Months Ended June 30, 2023
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	414	-	414
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Net loss	-	-	-	(2,425)	(2,425)
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries Allure Global Solutions, Inc., a Georgia corporation (“Allure”), Creative Realities Canada, Inc., a Canadian corporation (“CRI Canada”), and Reflect Systems, Inc., a Delaware corporation (“Reflect”).

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

At  June 30, 2024, the Company has an accumulated deficit of $54,045 and negative working capital of $9,184. For the six months ended June 30, 2024, the Company generated operating income of $516 and positive net cash flows from operations of $4,206. The Company’s contingent consideration obligation is dependent upon the market value of the Company’s share price at a future date, February 17, 2025, and contractually must be settled in cash. The estimate for financial statement accounting purposes is $10,196 as of June 30, 2024. While the Company is currently generating cash from operations and has refinanced its debt, the Credit Agreement (as defined in Note 7 below) limits, via specific reserve, utilization of the Company’s line of credit to no more than $4,000 for payments to satisfy the contingent consideration. Should the contingent consideration require a cash payment at maturity in excess of the Company’s availability under the Credit Agreement, inclusive of such reserve, the Company may not have sufficient liquidity to settle this obligation without receipt of a waiver under the Credit Agreement or a reduction in the amount of the contingent consideration. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

In response to these conditions, the Company continues to evaluate its available options for amending its debt facilities or accessing the capital markets via equity financing.  However, these plans have not been finalized, are subject to market conditions, in some respects are not within the Company’s control, and therefore cannot be deemed probable. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

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

The Condensed Consolidated Financial Statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries Allure, CRI Canada, and Reflect. All intercompany balances and transactions have been eliminated in consolidation, as applicable. Certain amounts have been reclassified to conform to current period presentation.

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

The Company had the following activity for its allowance for credit losses for the six month ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023
Balance as of beginning of period	$701	$984
Amounts accrued	130	309
Write-offs charged against the allowance	-	(179)
Balance as of end of period	$831	$1,114

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$2,372	$2,063
Work-in-process	623	504
Total inventories	$2,995	$2,567

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

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,219,800 and 7,391,651 at June 30, 2024 and 2023, respectively, were excluded from the computation of loss per share as the options and warrants were anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2024 and December 31, 2023.

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

10. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: valuation of the contingent consideration, allowance for credit losses, valuation allowances related to deferred taxes, the fair value of acquired assets and liabilities, the fair value of liabilities reliant upon the appraised fair value of the Company, valuation of stock-based compensation awards and other assumptions and estimates used to evaluate the recoverability of long-lived assets, goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2024 and 2023:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Hardware	$5,024	$3,437	$9,168	$7,759

Services:
Managed Services	4,847	3,835	9,621	7,907
Installation Services	2,038	1,168	4,198	2,115
Other Services	1,206	756	2,413	1,359
Total Services	8,091	5,759	16,232	11,381

Total Hardware and Services	$13,115	$9,196	$25,400	$19,140

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

Maintenance and support fees are based on the level of service provided to end customers, which can range from monitoring the health of a customer’s network, supporting a sophisticated web-portal, or managing the end-to-end hardware and software of a digital marketing system. These agreements are renewable by the customer. Rates for maintenance and support, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net software license fees as set forth in the arrangement. These contracts are generally 12-36 months in length. Revenue is recognized ratably and evenly over the service period.

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

Media sales

Media revenues are derived from selling (i) promotion and sponsorship packages to monetize customer infrastructure assets, including mobile takeover or physical presence, or (ii) digital advertising inventory to advertisers on digital displays or other outdoor structures, owned or controlled by our customers, each within physical venues. We sell advertising or sponsorship opportunities on behalf of our media network owner customers to brands and advertisers. We generally do not own the devices that display the sold digital advertising. The Company has concluded that it acts as an agent and reports media revenues on a net basis, with the Company recording its commission, which typically is between thirty percent (30%) and forty percent (40%) of the total media sales contract, as revenue in the consolidated financial statements.

The media sales contracts we facilitate on behalf of our customers range from a single day to eight years. The Company invoices advertisers on behalf of our customers and remits the net cash to our customer after the advertiser has paid the Company the fees owed for such advertising. Media revenue services are recognized when the Company has completed its performance obligations under the contract with our customers, which typically has concluded upon facilitating execution of contracts between our customer and a brand/advertiser. The Company applies time-based constraints in accordance with ASC 606 to evaluate the earned portion of the contract to record at execution.

For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the Condensed Consolidated Statements of Operations within Sales and Marketing Expenses.

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2024	2023
Supplemental non-cash investing activities
Capitalized software in accounts payable	$65	$264
Property and equipment in accounts payable	$-	$23
Right-of-use assets obtained in exchange for new finance lease liabilities	$12	$89
Capitalized deferred financing costs in accounts payable	$95	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$601	$1,040
Operating leases	$306	$377
Income taxes, net	$44	$44

NOTE 6: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  June 30, 2024 and December 31, 2023:

	June 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$6,900	$2,638	$6,900	$2,255
Purchased and developed software	5,902	3,865	5,284	3,405
Internally developed software platform	6,813	79	6,080	-
Customer relationships	13,910	3,702	13,910	3,054
Trademarks and trade names	1,260	756	1,260	660
Non-compete	-	-	30	28
	34,785	11,040	33,464	9,402
Accumulated amortization	11,040		9,402
Net book value of amortizable intangible assets	$23,745		$24,062

For the three months ended June 30, 2024 and 2023, amortization of intangible assets charged to operations was $878 and $755, respectively. For the six months ended June 30, 2024 and 2023, amortization of intangible assets charged to operations was $1,668 and $1,508, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, evaluated on an annual basis at  September 30th each fiscal year, when an event occurs, or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

The Company assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit. Fair value of the reporting unit was estimated using both (1) a market approach, leveraging recent industry merger and acquisition activity as well as comparable public company information, and (2) a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. Specifically, the Company gave significant consideration to actual historic financial results, including revenue growth rates in the current and preceding three years, further informed by known backlog and customer acquisitions. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeded its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2023. No indicators of impairment were identified at June 30, 2024.

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

NOTE 7: DEBT

Debt for the Company consists of the following:

			June 30,	December 31,
Debt Instrument	Issuance Date	Maturity Date	2024	2023	Warrants	Interest Rate Information
Revolving credit facility	5/23/2024	5/23/2027	$13,819	$-	None	See below
Acquisition Term Loan	2/17/2022	2/15/2025	-	10,000	833,334	8%
Consolidation Term Loan	2/17/2022	2/15/2025	-	5,147	898,165	10%

Total debt, gross			13,819	15,147
Less: Deferred financing costs			269	1,628
Total debt, net			13,550	13,519
Less: Current portion			-	3,690
Total long-term debt, net			$13,550	$9,829

On May 23, 2024, the Company entered into a Credit Agreement (the "Credit Agreement") with First Merchants Bank (the "Bank"). The Credit Agreement provides the Company with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank's approval and other customary terms and conditions set forth in the Credit Agreement. The revolving credit facility matures on May 23, 2027, subject to any earlier default under the Credit Agreement. The Credit Agreement requires the Company to pay the entire unpaid principal balance of the revolving credit facility on the maturity date, May 23, 2027, subject to any earlier default under the Credit Agreement. The Credit Agreement includes, among other things, the occurrence of any event which could reasonably be anticipated to cause or result in a “Material Adverse Effect” (as defined in the Credit Agreement) as an event of default under which the outstanding balance could become due and payable to the Bank. The Company has determined that the risk of such event is not probable and therefore has classified the outstanding balance in long-term liabilities in the Condensed Consolidated Balance Sheets based on the maturity date.

On May 23, 2024, the Company borrowed $13,667 under the revolving credit facility to repay all obligations owing to its prior lender, Slipstream Communications, LLC, including the outstanding principal balance of $10,000 on the Acquisition Term Loan, the outstanding principal balance of $3,593 on the Consolidation Term Loan and accrued interest expense incurred through the payoff date of $74. The Company recognized a $1,059 loss on extinguishment of debt equal to the unamortized portion of debt discount at May 23, 2024 associated with the Acquisition Term Loan and Consolidation Term Loan.

The revolving credit facility accrues interest at a floating rate equal to the 1-month SOFR, plus 0.11%, plus a floating margin ranging from 2.00% to 3.50% that adjusts quarterly, depending upon the Company's Senior Funded Debt to EBITDA Ratio. The floating margin is determined as follows:

Senior Funded Debt to EBITDA Ratio	Floating Margin
< 1.00 to 1	2.00%
≥ 1.00 to 1.00 but < 2.00 to 1.00	2.50%
≥ 2.00 to 1.00 but < 3.00 to 1.00	3.00%
≥ 3.00 to 1.00	3.50%

 The effective interest rate at June 30, 2024 was 8.93%. The Company shall pay accrued interest monthly on the first day of each successive calendar month, beginning July 1, 2024, and continuing thereafter.

The Company incurred $281 of deferred financing costs that were capitalized during the three months ended June 30, 2024 and recorded as other non-current assets within the Condensed Consolidated Balance Sheets.  Deferred financing costs will be amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $13,819 in outstanding borrowings under the revolving credit facility as of June 30, 2024. Total availability under the revolving facility was $4,281, after accounting for $4,000 reserved under the Credit Agreement until resolution of the Contingent Consideration.

As of June 30, 2024, the Company was in compliance with all applicable debt covenants.

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

For the three months ended June 30, 2024 and 2023, we reported tax liabilities of $25 and $45, respectively. At  June 30, 2024, the net deferred tax liabilities were $95 after valuation allowance, compared to net tax liabilities of $73 at December 31, 2023.

NOTE 10: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company's Condensed Consolidated Financial Statements totaling 4,587,002 at June 30, 2024 and December 31, 2023 with a weighted average exercise price of $4.90. The weighted average remaining contractual life of the outstanding warrants was 3.61 and 4.11 at June 30, 2024 and December 31, 2023, respectively.

NOTE 11: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	6.13	$7.42	566,673	$7.42
$8.01+	92,791	1.59	23.97	92,791	$23.97
	659,464	5.49	$9.75	659,464

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	5.92	$7.59	240,000	$7.59
	240,000	5.92	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	0.64	$3.00	-	$-
	733,334	0.64	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2023	733,334	3.00	662,798	$10.00	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(3,334)	59.76	-	-
Balance, June 30, 2024	733,334	3.00	659,464	9.75	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.61 years as of June 30, 2024.

Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to employees for the three and  six months ended June 30, 2024 of $3 and $6, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Stock-based compensation expense recognized for the issuance of stock options to employees for the three and six months ended June 30, 2023 of $151 and $377, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At  June 30, 2024, there was $9 of total unrecognized compensation expense related to unvested share-based awards with market vesting criteria for employees. Compensation expense related to market vesting options will be recognized over the next 8 months and will be adjusted for any future forfeitures as they occur.

Non-Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to our non-employee Board of Directors, for the three and six months ended June 30, 2024 was $0 and included in general and administrative expense in the Condensed Consolidated Financial Statements. Stock-based compensation expense recognized for the issuance of stock options to our non-employee Board of Directors for the three and six months ended June 30, 2023 of $43 and $86, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At June 30, 2024, there was no unrecognized compensation expense related to share-based awards for non-employee directors.

NOTE 12: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had three customers that accounted for 18%, 17%, and 13% of accounts receivable at June 30, 2024 and three customers that accounted for 28%, 25%, and 11% of accounts receivable at December 31, 2023.

We had four customers that accounted for 13%, 13%, 11%, and 10% of revenue for the three months ended  June 30, 2024, compared to three customers that accounted for 13%, 11%, and 10% of revenue for the three months ended June 30, 2023.

We had three customers that accounted for 13%, 12% and 10% of revenue for the six months ended  June 30, 2024, compared to two customers that accounted for 19% and 11% of revenue for the six months ended June 30, 2023.

Significant Vendors

We had one vendor that accounted for 28% of outstanding accounts payable at  June 30, 2024, and one vendor that accounted for 38% of outstanding accounts payable at December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 21, 2024, as amended on April 26, 2024, and in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024.

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

●

Hardware support – A number of digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide customers flexibility to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of our customers.

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

Our Operating Expenses

Our operating expenses are comprised of sales and marketing, and general and administrative expenses. Sales and marketing expenses include salaries and benefits for our sales, business development solution management and marketing personnel, and commissions paid on sales. This category also includes amounts spent on marketing networking events, promotional materials, hardware and software to prospective new customers, including those expenses incurred in trade shows and product demonstrations, and other related expenses. Our general and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, salaries, and benefits for our corporate officers and other expenses such as legal and accounting fees.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended June 30,		Change
	2024	2023	$	%
Sales	$13,115	$9,196	$3,919	43%
Cost of sales	6,327	4,898	$1,429	29%
Gross profit	6,788	4,298	2,490	58%
Sales and marketing expenses	1,665	1,229	436	35%
General and administrative expenses	4,531	3,769	762	20%
Total operating expenses	6,196	4,998	1,198	24%
Operating income (loss)	592	(700)	1,292	185%
Other expenses (income):
Interest expense, including amortization of debt discount	513	787	(274)	35%
Change in fair value of contingent consideration	(408)	16	(424)	2650%
Loss on debt extinguishment	1,059	-	1,059	100%
Other expense (income)	18	(123)	141	115%
Total other expenses (income)	1,182	680	502	74%
Net loss before income taxes	(590)	(1,380)	790	57%
Provision for income taxes	(25)	(45)	20	44%
Net loss	$(615)	$(1,425)	810	57%

Sales

Sales increased $3,919, or 43%, for the three months ending June 30, 2024 as compared to the same period in 2023. Hardware revenues were $5,024, an increase of $1,587, or 46%, for the three months ending June 30, 2024 as compared to the same period in 2023. Services and other revenues were $8,091, an increase of $2,332 or 40%, driven by increases in both installation and managed services revenues. Installation services revenue increased $870, or 74%, as a result of significant installation deployment activity during the period.  Managed services revenue, which includes the Company’s SaaS subscription services, were $4,849, an increase of $1,014, or 26%, as compared to the same period in 2023.  An increase in the quantity of licenses subject to software subscriptions on our platforms and an expansion in the average price per subscription license per month in part as a result of price increases during contract renewals drove the increase.

Gross Profit

Gross profit margin increased to 52% from 47% for the three months ending June 30, 2024 and 2023, driven primarily by economies of scale and reducing costs of delivery as a percentage of revenue as the Company increases revenue in any given period.  While the Company’s revenue mix was less favorable in the current year (based on gross profit margins of the types of revenues), the overall revenue growth in hardware, installation services, managed services, and other services ultimately drove increased gross profit and enhanced gross profit margins.  The Company anticipates further margin expansion as revenue expands more quickly than the associated cost of deployment and support of those enhanced levels of revenue.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $436, or 35%, for the three-month period ended June 30, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, increases of (1) $247 in fixed and variable sales costs as the Company continues to invest in new business development to strengthen its pipeline, and (2) $169 in variable third party media-related commissions.

General and Administrative Expenses

General and administrative expenses increased $762, or 20% during the three months ending June 30, 2024 as compared to the same period in 2023. The change is driven by (1) an increase of $672 in personnel costs, including both the Company’s portion of employee benefits and other administrative and processing costs associated with employment, in the current year driven by increased headcount in development and administrative functions to support active and anticipated deployments for a growing number of customers and (2) an increase of $136 in systems infrastructure costs associated with implementation and enhancements to the Company’s operating systems.  We expect these costs to begin reducing as we enter 2025 and sunset legacy applications for which activities have been or will be migrated to the new infrastructure and applications. Increases in general and administrative expenses were offset by a $191 decrease in stock compensation expense in the current period as all outstanding time vested and performance awards for employees and directors were fully expensed as of December 31, 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Six Months
	Ended June 30,		Change
	2024	2023	$	%
Sales	$25,400	$19,140	$6,260	33%
Cost of sales	12,848	9,753	3,095	32%
Gross profit	12,552	9,387	3,165	34%
Sales and marketing expenses	3,130	2,365	765	32%
General and administrative expenses	8,906	7,812	1,094	14%
Total operating expenses	12,036	10,177	1,859	18%
Operating income (loss)	516	(790)	1,306	165%
Other income/(expenses):
Interest expense, including amortization of debt discount	1,176	1,590	(414)	26%
Change in fair value of equity guarantee	(1,012)	92	(1,104)	1200%
Loss on debt extinguishment	1,059	-	1,059	100%
Other income	(17)	(135)	118	87%
Total other income/(expenses)	1,206	1,547	(341)	22%
Net (loss) income before income taxes	(690)	(2,337)	1,647	70%
Provision from income taxes	(34)	(88)	54	61%
Net loss	$(724)	$(2,425)	1,701	70%

Sales

Sales increased $6,260, or 33%, for the six months ending  June 30, 2024 as compared to the same period in 2023. Hardware revenues were $9,168, an increase of $1,409, or 18%, for the six months ending  June 30, 2024 as compared to the same period in 2023. Services and other revenues were $16,232, an increase of $4,851 or 43%, as compared to the same period in 2023. Managed services revenue, which includes the Company’s SaaS subscription services were $9,623, an increase of $1,716, or 22%, as compared to the same period in 2023.  An increase in the quantity of licenses subject to software subscriptions on our platforms and an expansion in the average price per subscription license per month in part as a result of price increases during contract renewals drove the increase.

Gross Profit

Gross profit margin was approximately 49% for both the six months ending June 30, 2024 and 2023. The Company’s revenue mix varied in each period, with higher installation services revenue in the current year generating a drag on gross margin, offset by (1) an increase in other services revenue in the current year which generated an average gross margin in excess of the Company’s aggregate average, and (2) a reduction in hardware revenues as a percentage of total revenues in the current year, which typically have gross margins of approximately 20%.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $765, or 32%, for the six months ending June 30, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, including increases of (1) $471 in fixed and variable sales costs as the Company continues to invest in new business development to strengthen its pipeline, (2) $187 in variable third party media-related commissions, and (3) $121 in industry trade show events.

General and Administrative Expenses

General and administrative expenses increased $1,094, or 14% during the six months ending June 30, 2024 as compared to the same period in 2023. The change is driven by (1) an increase of $1,318 in personnel costs, including both the Company’s portion of employee benefits and other administrative and processing costs associated with employment, in the current year driven by increased headcount in development and administrative functions to support active and anticipated deployments for a growing number of customers and (2) an increase of $234 in systems infrastructure costs associated with implementation and enhancements to the Company’s operating systems.  We expect these costs to begin reducing as we enter 2025 and sunset legacy applications for which activities have been or will be migrated to our new infrastructure and applications. Increases in general and administrative expenses were offset by a $485 decrease in stock compensation expense in the current period as all outstanding time vested and performance awards for employees and directors were fully expensed as of December 31, 2023.

Interest Expense

See Note 7 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Changes in fair value of contingent consideration

The Company has a contingent consideration arrangement related to the Merger to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. See Note 2 Section 11 Summary of Significant Accounting Policies - Contingent Consideration to the Condensed Consolidated Financial Statements for a discussion of the Company's obligations related to the contingent consideration arrangement. The contingent consideration arrangement is recorded at fair value and is classified as a liability on the acquisition date and is remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model. The change in the period represents the mark-to-market adjustment as of the balance sheet date.

Loss on extinguishment of debt

The Company recognized a $1,059 loss on extinguishment of debt equal to the remaining unamortized portion of debt discount associated with the Acquisition Term Loan and Consolidation Term Loan as of May 23, 2024, the date the Company entered into the Credit Agreement.

Summary Unaudited Quarterly Financial Information

The following non-GAAP data, which adjusts for the categories of expenses described below, is a non-GAAP financial measure. Our management believes that this non-GAAP financial measure is useful information for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis. We believe that earnings before interest, depreciation, and amortization (“EBITDA”) is a performance measure and not a liquidity measure, and therefore a reconciliation between net (loss) income, a GAAP financial measure, and EBITDA and Adjusted EBITDA has been provided. EBITDA should not be considered as an alternative to net (loss) income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. In addition, EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. We do not intend the presentation of these non-GAAP measures to be considered in isolation or as a substitute for results prepared in accordance with GAAP. These non-GAAP measures should be read only in conjunction with our Condensed Consolidated Financial Statements prepared in accordance with GAAP that are included elsewhere in this Report.

	Quarters Ended
	June 30	March 31	December 31	September 30	June 30
Quarters ended	2024	2024	2023	2023	2023
GAAP net (loss) income	$(615)	$(109)	$1,419	$(1,931)	$(1,425)
Interest expense:
Amortization of debt discount	209	360	366	363	358
Other interest, net	304	303	302	371	429
Depreciation/amortization:
Amortization of intangible assets	878	790	781	766	754
Amortization of employee share-based awards	3	3	4	3	151
Depreciation of property & equipment	52	49	48	50	43
Income tax (benefit) expense	25	9	10	(15)	45
EBITDA	$856	$1,405	$2,930	$(393)	$355
Adjustments
Loss (Gain) on fair value of contingent consideration	(408)	(604)	(42)	1,369	16
Loss on debt extinguishment	1,059	-	-	-	-
Stock-based compensation – Director grants	-	-	21	43	43
Other (income) expense	18	(35)	(79)	3	(123)
Adjusted EBITDA	$1,525	$766	$2,830	1,022	$291

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The net cash provided by operating activities during the six months ended June 30, 2024 was $4,206, compared to $6,344 for the same period in 2023. During the six month period ending June 30, 2024, the Company generated a net loss of $699, which included depreciation and amortization expense (inclusive of amortization of debt discount) of $1,769, a loss on the extinguishment of debt of $1,059, and a gain on the change in fair value of contingent consideration of $1,012.  The Company generated a $2,368 increase in cash as of June 30, 2024, provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $1,495, compared to $2,203 during the same period in 2023. We currently do not have any material commitments for capital expenditures as of June 30, 2024. The reduction in capital expenditures in 2024 compared to the prior period was anticipated as the Company has been reducing third-party development resources utilized for the previously disclosed modernization and internationalization of our automotive platform, which launched to user acceptance testing during the second quarter of 2024.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 was $1,535, compared to $2,510 for the same period in 2023. Net cash used in financing activities during the six month period ended June 30, 2024 is primarily the result of the repayment of related party term debt totaling $15,147, partially offset by proceeds from borrowings under the Company's revolving credit facility of $13,860.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2024, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 21, 2024, as amended on April 26, 2024, our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024, and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Indemnification Agreements

On August 12, 2024, the Company entered into standard indemnification agreements with each of its directors and officers. The indemnification agreements may require the Company, among other things, to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms. The form of indemnification agreement is attached as Exhibit 10.6 to this report, the substance of which is incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Earnings Release

On August 14, 2024, the Company issued a press release announcing its financial condition and results of operations for the three and six months ended June 30, 2024. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.1	Credit Agreement dated May 23, 2024 by and among Creative Realities, Inc., First Merchants Bank and other parties thereto*	8-K	001-33169	10.1	May 28, 2024	—

10.2	$22,100,000 Revolving Credit Note dated May 23, 2024	8-K	001-33169	10.2	May 28, 2024	—

10.3	Security Agreement dated May 23, 2024 by and among Creative Realities, Inc., First Merchants Bank and other parties thereto*	8-K	001-33169	10.3	May 28, 2024	—

10.4	Guaranty dated May 23, 2024 by Creative Realities Canada, Inc. in favor of First Merchants Bank*	8-K	001-33169	10.4	May 28, 2024	—

10.5	Security Agreement dated May 23, 2024 granted by Creative Realities Canada, Inc. in favor of First Merchants Bank*	8-K	001-33169	10.5	May 28, 2024	—

10.6	Form of Indemnification Agreement					X

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).					X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.					X

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.					X

99.1	Press Release dated August 14, 2024					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

* Pursuant to Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibits 10.1, 10.3, 10.4 and 10.5 have been omitted from this report and will be furnished supplementally to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 14, 2024	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer