Form 10-Q
period 2024-09-30
CREATIVE REALITIES, INC.
filed 2024-11-13
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2024, the registrant had 10,446,659 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$868	$2,910
Accounts receivable, net	11,300	12,468
Inventories, net	3,054	2,567
Prepaid expenses and other current assets	743	665
Total Current Assets	$15,965	$18,610
Property and equipment, net	369	499
Goodwill	26,453	26,453
Other intangible assets, net	23,519	24,062
Operating lease right-of-use assets	901	1,041
Other non-current assets	355	112
Total Assets	$67,562	$70,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,446	$7,876
Accrued expenses and other current liabilities	3,649	3,761
Deferred revenues	2,769	1,132
Customer deposits	3,398	3,233
Current maturities of operating leases	461	505
Short-term portion of related party term debt	-	3,690
Short-term portion of contingent consideration, at fair value	10,794	-
Total Current Liabilities	27,517	20,197
Revolving credit facility	10,979	-
Long-term related party term debt	-	9,829
Long-term obligations under operating leases	463	536
Long-term contingent consideration, at fair value	-	11,208
Other non-current liabilities	309	176
Total Liabilities	39,268	41,946

Shareholders' Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,447 and 10,409 shares issued and outstanding, respectively	104	104
Additional paid-in capital	82,206	82,073
Accumulated deficit	(54,016)	(53,346)
Total Shareholders’ Equity	28,294	28,831
Total Liabilities and Shareholders' Equity	$67,562	$70,777

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales
Hardware	$5,241	$4,847	$14,409	$12,606
Services and other	9,201	6,721	25,433	18,102
Total sales	14,442	11,568	39,842	30,708
Cost of sales
Hardware	3,979	3,384	10,682	9,314
Services and other	3,874	2,881	10,019	6,704
Total cost of sales	7,853	6,265	20,701	16,018
Gross profit	6,589	5,303	19,141	14,690
Operating expenses:
Sales and marketing expenses	1,525	1,301	4,655	3,666
General and administrative expenses	3,928	3,842	12,834	11,654
Total operating expenses	5,453	5,143	17,489	15,320
Operating income (loss)	1,136	160	1,652	(630)

Other expenses (income):
Interest expense, including amortization of debt discount	303	734	1,479	2,324
(Gain) loss on change in fair value of contingent consideration	598	1,369	(414)	1,461
Loss on debt extinguishment	-	-	1,059	-
Other expense (income)	(11)	3	(28)	(132)
Total other expenses (income)	890	2,106	2,096	3,653
Net income (loss) before income taxes	246	(1,946)	(444)	(4,283)
Benefit (provision) for income taxes	(192)	15	(226)	(73)
Net income (loss)	$54	$(1,931)	$(670)	$(4,356)
Basic earning (loss) per common share	$0.01	$(0.22)	$(0.06)	$(0.56)
Diluted earning (loss) per common share	$0.01	$(0.22)	$(0.06)	$(0.56)
Weighted average shares outstanding - basic	10,447	8,713	10,438	7,775
Weighted average shares outstanding - diluted	10,634	8,713	10,438	7,775

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss	$(670)	$(4,356)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,901	2,393
Amortization of debt discount	569	1,078
Amortization of stock-based compensation	9	539
Amortization of deferred financing costs	37	-
Loss on extinguishment of debt	1,059	-
Bad debt expense	186	318
Provision for inventory reserves	(65)	141
(Gain) loss on change in fair value of contingent consideration	(414)	1,461
Deferred income taxes	157	44
Changes to operating assets and liabilities:
Accounts receivable	982	2,080
Inventories	(422)	(180)
Prepaid expenses and other current assets	(78)	859
Accounts payable	(1,360)	(53)
Accrued expenses and other current liabilities	8	683
Deferred revenue	1,637	2,284
Customer deposits	165	1,054
Other, net	49	(39)
Net cash provided by operating activities	4,750	8,306
Investing activities
Purchases of property and equipment	(9)	(287)
Capitalization of labor for software development	(2,293)	(2,851)
Net cash used in investing activities	(2,302)	(3,138)
Financing activities
Proceeds from sale of common stock, net of offering expenses	-	5,454
Proceeds from borrowings under revolving credit facility	21,854	-
Repayment of borrowings under revolving credit facility	(10,875)	-
Payment of deferred financing costs	(289)	-
Repayment of term debt	(15,147)	(3,865)
Principal payments on finance leases	(33)	(14)
Net cash used in financing activities	(4,490)	1,575
Increase (decrease) in cash and cash equivalents	(2,042)	6,743
Cash and cash equivalents, beginning of period	2,910	1,633
Cash and cash equivalents, end of period	$868	$8,376

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended September 30, 2024
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237
Stock-based compensation	-	-	3	-	3
Net income	-	-	-	54	54
Balance as of September 30, 2024	10,446,659	$104	$82,206	$(54,016)	$28,294

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	9	-	9
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(670)	(670)
Balance as of September 30, 2024	10,446,659	$104	$82,206	$(54,016)	$28,294

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended September 30, 2023
Balance as of June 30, 2023	7,409,027	$74	$76,618	$(52,834)	$23,858
Stock-based compensation	-	-	22	-	22
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(1,931)	(1,931)
Balance as of September 30, 2023	10,409,027	$104	$82,064	$(54,765)	$27,403

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Nine Months Ended September 30, 2023
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	436	-	436
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(4,356)	(4,356)
Balance as of September 30, 2023	10,409,027	$104	$82,064	$(54,765)	$27,403

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

At  September 30, 2024, the Company has an accumulated deficit of $54,016 and negative working capital of $11,552. For the three and nine months ended September 30, 2024, the Company generated operating income of $1,136 and $1,652, respectively.  For the nine months ended September 30, 2024, the Company generated positive net cash flows from operations of $4,750. The Company’s contingent consideration obligation is dependent upon the market value of the Company’s share price at a future date, February 17, 2025, and contractually must be settled in cash. The estimated liability for financial statement accounting purposes is $10,794 as of September 30, 2024. While the Company is currently generating cash from operations and has refinanced its debt, the Credit Agreement (as defined in Note 7 below) limits, via specific reserve, utilization of the Company’s line of credit to no more than $4,000 for payments to satisfy the contingent consideration obligation. Should the contingent consideration require a cash payment at maturity in excess of the Company’s availability under the Credit Agreement, inclusive of such reserve, the Company may not have sufficient liquidity to settle this obligation without receipt of a waiver under the Credit Agreement or a reduction in the amount of the contingent consideration obligation. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

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

The Company had the following activity for its allowance for credit losses for the nine months ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023
Balance as of beginning of period	$701	$984
Amounts accrued	186	318
Write-offs charged against the allowance	(1)	(228)
Balance as of end of period	$886	$1,074

5. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$2,020	$2,063
Work-in-process	1,034	504
Total inventories	$3,054	$2,567

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

7. Basic and Diluted Earning (Loss) per Common Share

Basic and diluted earning (loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method.

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 6,219,244 and 7,391,651 at September 30, 2024 and 2023, respectively, were excluded from the computation of loss per share for the nine months ended September 2024 and 2023, as the options and warrants were anti-dilutive.

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 3,363,741 at September 30, 2024 were excluded from the computation of earning per share for the three months ended September 30, 2024, as the options and warrants were anti-dilutive. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 7,391,651 at September 30, 2023 were excluded from the computation of loss per share for the three months ended September 30, 2023, as the options and warrants were anti-dilutive.

8. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2024 and December 31, 2023.

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

11. Contingent Consideration

On November 12, 2021, the Company, Reflect, CRI Acquisition Corporation, a direct wholly owned subsidiary of the Company (“CRI Acquisition”), and RSI Exit Corporation, representative of the former Reflect stockholders (“RSI”), entered into an Agreement and Plan of Merger (as amended on February 8, 2022  and February 11, 2023, the “Merger Agreement”), pursuant to which CRI Acquisition merged with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary (the “Merger”). At the effective time of the Merger, which occurred on February 17, 2022, all shares of Reflect’s capital were converted into the right to receive cash and a total of 2,333,334 shares of Creative Realities common stock (the “Merger Shares”). The Merger Agreement also requires the Company to pay to the former Reflect stockholders additional contingent cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the Merger Shares on the Guarantee Date is less than $6.40 per share (such applicable amount, the “Guaranteed Price”), multiplied by the number of Merger Shares held by the Reflect stockholders on the Guarantee Date. On March 23, 2023, after the closing of the Merger, the Company completed a 1-for-3 reverse stock split (the “Reverse Split”) primarily intended to bring the Company into compliance with the minimum bid price requirements to maintain the listing of its common stock on the Nasdaq Capital Market. As a result of the Reverse Split, the number of Merger Shares decreased from 2,333,334 to 777,778. The Company and RSI have engaged in discussions regarding the impact that the Reverse Split had on the calculation of the Guaranteed Consideration, given that the Merger Agreement provides for a Guaranteed Price of $6.40 per share and does not provide for any adjustment to the Guaranteed Price as a result of the Reverse Stock Split or other similar transaction with respect to the Company’s common stock.  To date, the Company and RSI have not reached any agreement regarding the methodology for calculating Guaranteed Consideration under the plain terms of the Merger Agreement.

The contingent liability associated with the Guaranteed Consideration is recorded in the Company’s Condensed Consolidated Balance Sheets at fair value and is remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model.

For financial statement purposes, consistent with prior reporting periods since the Reverse Split, the Company has and continues to book a contingent liability as of September 30, 2024 related to the Guaranteed Consideration as though the Reverse Split increased the Guaranteed Price from $6.40 per share to $19.20 per share, thereby recording an estimated potential liability for contingent consideration, at fair value of $10,794. The contingent liability, at fair value, as of September 30, 2024 related to the Guaranteed Consideration that would be calculated using a Guaranteed Price of $6.40 per share would result in an estimated liability of $1,447. The Company engaged an outside independent valuation firm to calculate the fair value of the Guaranteed Consideration at both the $6.40 and $19.20 Guaranteed Prices.

While we believe that the Merger Agreement provides no adjustment to the Guaranteed Price as a result of the Reverse Split, resulting in a lower amount of Guaranteed Consideration than the contingent liability reflected in our financial statements, no assurance can be provided that our interpretation of the Merger Agreement will ultimately be accepted by RSI and the former Reflect stockholders, or by any arbitrator or court that ultimately adjudicates the matter.

The Company may exercise an extension option (the “Extension Option”) to extend the Guarantee Date by six (6) months, from February 17, 2025 to August 17, 2025, if (i) the Extension Threshold Price is greater than or equal to 70% of the Guaranteed Price described above, and (ii) the Company provides written notice of its election to exercise the Extension Option no later than February 7, 2025. The “Extension Threshold Price” means the average closing price per share of Creative Realities common stock as reported on the Nasdaq Capital Market (or NYSE) in the fifteen (15) consecutive trading day period ending February 2, 2025. The Merger Agreement provides that if the Extension Threshold Price is less than 80% of the Guaranteed Price, then the Guaranteed Price will be increased by $1.00 per share (which amount has not been adjusted as a result of the Reverse Split).

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2024 and 2023:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Hardware	$5,241	$4,847	$14,409	$12,606

Services:
Managed Services	4,885	4,320	14,506	12,227
Installation Services	2,911	967	7,109	3,082
Other Services	1,405	1,434	3,818	2,793
Total Services	9,201	6,721	25,433	18,102

Total Hardware and Services	$14,442	$11,568	$39,842	$30,708

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

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2024	2023
Supplemental non-cash investing activities
Capitalized software in accounts payable	$114	$211
Property and equipment in accounts payable	$-	$1
Right-of-use assets obtained in exchange for new finance lease liabilities	$13	$154
Capitalized deferred financing costs in accounts payable	$17	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$933	$1,303
Operating leases	$442	$566
Income taxes, net	$46	$48

NOTE 6: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  September 30, 2024 and December 31, 2023:

	September 30,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$6,900	$2,830	$6,900	$2,255
Purchased and developed software	6,441	4,138	5,284	3,405
Internally developed software platform	7,129	323	6,080	-
Customer relationships	13,910	4,026	13,910	3,054
Trademarks and trade names	1,260	804	1,260	660
Non-compete	-	-	30	28
	35,640	12,121	33,464	9,402
Accumulated amortization	12,121		9,402
Net book value of amortizable intangible assets	$23,519		$24,062

For the three months ended September 30, 2024 and 2023, amortization of intangible assets charged to operations was $1,081 and $766, respectively. For the nine months ended September 30, 2024 and 2023, amortization of intangible assets charged to operations was $2,749 and $2,274, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, evaluated on an annual basis at  September 30th each fiscal year, when an event occurs, or circumstances change that would indicate potential impairment. The assessment may be performed quantitatively or qualitatively. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The Company assesses the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit.

Using the quantitative approach, fair value of the reporting unit is estimated using both (1) a market approach, leveraging recent industry merger and acquisition activity as well as comparable public company information, and (2) a discounted cash flow analyses consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur. Specifically, the Company gives significant consideration to actual historic financial results, including revenue growth rates in the current and preceding three years, further informed by known backlog and customer acquisitions.

Using the qualitative approach, the Company reviews macroeconomic conditions, industry and market conditions and entity specific factors, including strategies and financial performance for potential indicators of impairment.

The Company performed its annual impairment of goodwill qualitatively in 2024, and quantitatively in 2023 to determine whether it is more likely than not that the fair value of our reporting unit is below its carrying amount. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeded its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2024 and 2023.

The Company recognizes that any changes in our actual fourth quarter 2024 or projected 2025 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 7: DEBT

Debt for the Company consists of the following:

			September 30,	December 31,
Debt Instrument	Issuance Date	Maturity Date	2024	2023	Warrants	Interest Rate Information
Revolving Credit Facility	5/23/2024	5/23/2027	$10,979	$-	None	See below
Acquisition Term Loan	2/17/2022	2/15/2025	-	10,000	833,334	8%
Consolidation Term Loan	2/17/2022	2/15/2025	-	5,147	898,165	10%

Total debt, gross			10,979	15,147
Less: Deferred financing costs			269	1,628
Total debt, net			10,710	13,519
Less: Current portion			-	3,690
Total long-term debt, net			$10,710	$9,829

On May 23, 2024, the Company entered into a Credit Agreement (the "Credit Agreement") with First Merchants Bank (the "Bank"). The Credit Agreement provides the Company with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank's approval and other customary terms and conditions set forth in the Credit Agreement. The revolving credit facility matures on May 23, 2027, subject to any earlier default under the Credit Agreement. The Credit Agreement requires the Company to pay the entire unpaid principal balance of the revolving credit facility on the maturity date, subject to any earlier default under the Credit Agreement. The Credit Agreement includes, among other things, the occurrence of any event which could reasonably be anticipated to cause or result in a “Material Adverse Effect” (as defined in the Credit Agreement) as an event of default under which the outstanding balance could become due and payable to the Bank. The Company has determined that the risk of such event is not probable and therefore has classified the outstanding balance in long-term liabilities in the Condensed Consolidated Balance Sheets based on the maturity date.

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

The effective interest rate at September 30, 2024 was 7.81%. The Company pays accrued interest monthly on the first day of each successive calendar month.

The Company incurred $306 of deferred financing costs that were capitalized and recorded as other non-current assets within the Condensed Consolidated Balance Sheets.  Deferred financing costs are being amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $10,979 in outstanding borrowings under the revolving credit facility as of September 30, 2024. Total availability under the revolving facility was $7,121, after accounting for $4,000 reserved under the Credit Agreement until resolution of the Contingent Consideration.

As of September 30, 2024, the Company was in compliance with all applicable debt covenants.

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

For the three months ended September 30, 2024, we reported tax expense of $192, compared to a tax benefit of $15 for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, we reported tax expense of $226 and $73, respectively. At  September 30, 2024, the net deferred tax liabilities were $229 after valuation allowance, compared to net tax liabilities of $73 at December 31, 2023.

NOTE 10: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company's Condensed Consolidated Financial Statements totaling 4,587,002 at September 30, 2024 and December 31, 2023 with a weighted average exercise price of $4.90. The weighted average remaining contractual life of the outstanding warrants was 3.36 and 4.11 years at September 30, 2024 and December 31, 2023, respectively.

NOTE 11: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	566,673	5.88	$7.42	566,673	$7.42
$8.01+	92,235	1.34	23.87	92,235	$23.87
	658,908	5.25	$9.72	658,908

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	5.67	$7.59	240,000	$7.59
	240,000	5.67	$7.59	240,000

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	0.38	$3.00	-	$-
	733,334	0.38	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2023	733,334	3.00	662,798	$10.00	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(3,890)	57.01	-	-
Balance, September 30, 2024	733,334	3.00	658,908	9.72	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.36 years as of September 30, 2024.

Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to employees for the three and  nine months ended September 30, 2024 of $3 and $9, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. Stock-based compensation expense recognized for the issuance of stock options to employees for the three and nine months ended September 30, 2023 of $3 and $379, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At  September 30, 2024, there was $5 of total unrecognized compensation expense related to unvested share-based awards with market vesting criteria for employees. Compensation expense related to market vesting options will be recognized over the next 5 months and will be adjusted for any future forfeitures as they occur.

Non-Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to our non-employee Board of Directors, for the three and nine months ended September 30, 2024 was $0 and included in general and administrative expense in the Condensed Consolidated Financial Statements. Stock-based compensation expense recognized for the issuance of stock options to our non-employee Board of Directors for the three and nine months ended September 30, 2023 of $43 and $129, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At September 30, 2024, there was no unrecognized compensation expense related to share-based awards for non-employee directors.

NOTE 12: SIGNIFICANT CUSTOMERS/VENDORS

Significant Customers

We had three customers that accounted for 16%, 15%, and 12% of accounts receivable at September 30, 2024 and three customers that accounted for 28%, 25%, and 11% of accounts receivable at December 31, 2023.

We had two customers that accounted for 14%, and 12% of revenue for the three months ended  September 30, 2024, compared to two customers that accounted for 20%, and 14% of revenue for the three months ended September 30, 2023.

We had one customer that accounted for 12% of revenue for the nine months ended  September 30, 2024, compared to two customers that accounted for 13% and 10% of revenue for the nine months ended September 30, 2023.

Significant Vendors

We had one vendor that accounted for 26% of outstanding accounts payable at  September 30, 2024, and one vendor that accounted for 38% of outstanding accounts payable at December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “proposes,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in this Report on Form 10-Q, the Company’s Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 21, 2024, as amended on April 26, 2024, and in the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2024.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended September 30,		Change
	2024	2023	$	%
Sales	$14,442	$11,568	$2,874	25%
Cost of sales	7,853	6,265	$1,588	25%
Gross profit	6,589	5,303	1,286	24%
Sales and marketing expenses	1,525	1,301	224	17%
General and administrative expenses	3,928	3,842	86	2%
Total operating expenses	5,453	5,143	310	6%
Operating income	1,136	160	976	610%
Other expenses (income):
Interest expense, including amortization of debt discount	303	734	(431)	59%
Change in fair value of contingent consideration	598	1,369	(771)	56%
Other expense (income)	(11)	3	(14)	467%
Total other expenses (income)	890	2,106	(1,216)	58%
Net income (loss) before income taxes	246	(1,946)	2,192	113%
Provision for income taxes	(192)	15	(207)	1,380%
Net income (loss)	$54	$(1,931)	1,985	103%

Sales

Sales increased $2,874, or 25%, for the three months ending September 30, 2024 as compared to the same period in 2023. Hardware revenues were $5,241, an increase of $394, or 8%, for the three months ending September 30, 2024 as compared to the same period in 2023. Services and other revenues were $9,201, an increase of $2,480 or 37%, driven by increases in both installation and managed services revenues. Installation services revenue tripled from $967 for the three months ending September 30, 2023 to $2,911 for the three months ending September 30, 2024, as a result of significant installation deployment activity during the period.  Managed services revenue, which includes the Company’s SaaS subscription services, were $4,885, an increase of $565, or 13%, as compared to the same period in 2023.  An increase in the quantity of licenses subject to software subscriptions on our platforms and an expansion in the average price per subscription license per month in part as a result of price increases during contract renewals drove the increase.

Gross Profit

Gross profit margin remained consistent at 46% for the three months ending September 30, 2024 and 2023.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $224, or 17%, for the three-month period ended September 30, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, including increases of (1) $137 in fixed and variable sales costs as the Company continues to invest in new business development to strengthen its pipeline, and (2) $92 in variable third party media-related commissions.

General and Administrative Expenses

General and administrative expenses remained relatively flat, increasing $86, or 2%, during the three months ending September 30, 2024 as compared to the same period in 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Nine Months
	Ended September 30,		Change
	2024	2023	$	%
Sales	$39,842	$30,708	$9,134	30%
Cost of sales	20,701	16,018	4,683	29%
Gross profit	19,141	14,690	4,451	30%
Sales and marketing expenses	4,655	3,666	989	27%
General and administrative expenses	12,834	11,654	1,180	10%
Total operating expenses	17,489	15,320	2,169	14%
Operating income (loss)	1,652	(630)	2,282	362%
Other income/(expenses):
Interest expense, including amortization of debt discount	1,479	2,324	(845)	36%
Change in fair value of equity guarantee	(414)	1,461	(1,875)	128%
Loss on debt extinguishment	1,059	-	1,059	100%
Other income	(28)	(132)	104	79%
Total other income/(expenses)	2,096	3,653	(1,557)	43%
Net (loss) income before income taxes	(444)	(4,283)	3,839	90%
Provision from income taxes	(226)	(73)	(153)	210%
Net loss	$(670)	$(4,356)	3,686	85%

Sales

Sales increased $9,134, or 30%, for the nine months ending  September 30, 2024 as compared to the same period in 2023. Hardware revenues were $14,409, an increase of $1,803, or 14%, for the nine months ending September 30, 2024 as compared to the same period in 2023. Services and other revenues were $25,433, an increase of $7,331 or 40%, as compared to the same period in 2023, driven by increases in both installation and managed services revenues. Installation services revenue were $7,109, an increase of $4,027, or 131%, as compared to the same period in 2023, as a result of significant installation deployment activity during the period.  Managed services revenue, which includes the Company’s SaaS subscription services were $14,506, an increase of $2,279, or 19%, as compared to the same period in 2023.  An increase in the quantity of licenses subject to software subscriptions on our platforms and an expansion in the average price per subscription license per month in part as a result of price increases during contract renewals drove the increase.

Gross Profit

Gross profit margin remained consistent at 48% for the nine months ending September 30, 2024 and 2023.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $989, or 27%, for the nine months ending September 30, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, including increases of (1) $714 in fixed and variable sales costs as the Company continues to invest in new business development to strengthen its pipeline, and (2) $285 in variable third party media-related commissions.

General and Administrative Expenses

General and administrative expenses increased $1,180, or 10%, during the nine months ending September 30, 2024 as compared to the same period in 2023. The change is driven by an increase of $1,395 in personnel costs, including both the Company’s portion of employee benefits and other administrative and processing costs associated with employment, in the current year driven by increased headcount in development and administrative functions to support active and anticipated deployments for a growing number of customers. Increases in general and administrative expenses were offset by a $528 decrease in stock compensation expense in the current period as all outstanding time vested and performance awards for employees and directors were fully expensed as of December 31, 2023.

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

	Quarters Ended
	September 30	June 30	March 31	December 31	September 30
Quarters ended	2024	2024	2024	2023	2023
GAAP net (loss) income	$54	$(615)	$(109)	$1,419	$(1,931)
Interest expense:
Amortization of debt discount	-	209	360	366	363
Other interest, net	303	304	303	302	371
Depreciation/amortization:
Amortization of intangible assets	1,081	878	790	781	766
Amortization of employee share-based awards	3	3	3	4	3
Depreciation of property & equipment	51	52	49	48	50
Income tax (benefit) expense	192	25	9	10	(15)
EBITDA	$1,684	$856	$1,405	$2,930	$(393)
Adjustments
Loss (Gain) on fair value of contingent consideration	598	(408)	(604)	(42)	1,369
Loss on debt extinguishment	-	1,059	-	-	-
Stock-based compensation – Director grants	-	-	-	21	43
Other (income) expense	(11)	18	(35)	(79)	3
Adjusted EBITDA	$2,271	$1,525	$766	$2,830	1,022

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Condensed Consolidated Financial Statements for a discussion of liquidity and financial resources.

Operating Activities

The net cash provided by operating activities during the nine months ended September 30, 2024 was $4,750, compared to $8,306 for the same period in 2023. During the nine month period ending September 30, 2024, the Company generated net loss of $478, which included depreciation and amortization expense (inclusive of amortization of debt discount) of $2,901, a loss on the extinguishment of debt of $1,059, and a gain on the change in fair value of contingent consideration of $414.  The Company generated a $905 increase in cash as of September 30, 2024, provided by changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $2,302, compared to $3,138 during the same period in 2023. We currently do not have any material commitments for capital expenditures as of September 30, 2024. The reduction in capital expenditures in 2024 compared to the prior period was anticipated as the Company has been reducing third-party development resources utilized for the previously disclosed modernization and internationalization of our automotive platform, which launched to user acceptance testing during the second quarter of 2024.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was $4,490, compared to net cash provided from financing activities of $1,575 for the same period in 2023. Net cash used in financing activities during the nine month period ended September 30, 2024 is primarily the result of the repayment of related party term debt totaling $15,147, partially offset by net proceeds of $10,979 from borrowings and payments under the Company's revolving credit facility.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2024, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Guaranteed Consideration payable to former Reflect stockholders is an estimate only and is subject to change. Accordingly, the contingent liability that we book for payment of the Guaranteed Consideration is an estimate only, and the actual liability may differ. In addition, disputes over the proper calculation of the Guaranteed Consideration could result in litigation or arbitration.

Pursuant to the Merger Agreement governing the merger in which we acquired Reflect (the “Merger”), shares of Reflect’s capital were converted into the right to receive cash and a total of 2,333,334 shares of our common stock (the “Merger Shares”). The Merger Agreement also requires us to make additional contingent cash payments to the former Reflect stockholders (the “Guaranteed Consideration”) on or after February 17, 2025 (subject to a six-month extension under certain circumstances) (the “Guarantee Date”) in an amount by which the value of our shares on the Guarantee Date is less than $6.40 per share (such applicable amount, the “Guaranteed Price”), multiplied by the number of Merger Shares held by the Reflect stockholders on the Guarantee Date.  The actual amount of Guaranteed Consideration cannot be determined until such time.

On March 23, 2023, the Company completed a 1-for-3 reverse stock split (the “Reverse Split”) primarily intended to bring the Company into compliance with the minimum bid price requirement to maintain the listing of its common stock on the Nasdaq Capital Market. As a result of the Reverse Split, the number of Merger Shares decreased from 2,333,334 to 777,778.

Our financial statements have and continue to book a contingent liability for payment of the Guaranteed Consideration conservatively as though the Reverse Split resulted in an upward adjustment of the Guaranteed Price from $6.40 per share to $19.20 per share. Notwithstanding this accounting position, we have engaged in discussions with RSI Exit Corporation, as representative of the former Reflect stockholders (“RSI”), regarding the impact that the Reverse Split properly had on the calculation of the Guaranteed Consideration, given that the Merger Agreement provides for a Guaranteed Price of $6.40 per share and does not provide for any adjustment to the Guaranteed Price as a result of the Reverse Stock Split or other similar transaction with respect to our common stock.  To date, the Company and RSI have not reached any agreement regarding the calculation of the Guaranteed Consideration under the plain terms of the Merger Agreement.

Ultimately, the Guaranteed Price may not be adjusted for the Reverse Split based on the terms of the Merger Agreement, and the contingent liability that we book for payment of the Guaranteed Consideration may differ from the amount ultimately paid.  See “Note 2 Section 11 Summary of Significant Policies - Contingent Consideration” to the Company’s Consolidated Financial Statements contained in this Report for a description of our obligations to pay the contingent consideration.

If we and RSI are ultimately unable to agree upon the proper calculation of the Guaranteed Consideration, the matter may result in litigation or arbitration. RSI may file claims against us for, among other things, failure to pay the correct amount for the Guaranteed Consideration once the payment due date occurs, which is anticipated to occur in February 2025.  We cannot provide any certainty that our interpretation of the Merger Agreement, and position on the amount of the Guaranteed Consideration, will ultimately be accepted by RSI and the former Reflect stockholders, or by any arbitrator or court that ultimately adjudicates the matter. In addition, any claim will require significant time of management, and the Company will likely incur substantial expenses.  If our interpretation of the Merger Agreement is not correct, we may be forced to cover the expenses of RSI in bringing such claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Compensatory Arrangements of Certain Officers

On November 13, 2024, the Company awarded Will Logan, Chief Financial Officer, a $50,000 bonus for his services rendered in 2023.

Earnings Release

On November 13, 2024, the Company issued a press release announcing its financial condition and results of operations for the three and nine months ended September 30, 2024. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 5 in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.1	Lender Warrant dated October 17, 2024	S-3	333-282703	4.2	October 17, 2024	—

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).					X

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).					X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.					X

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.					X

99.1	Press Release dated November 13, 2024					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 13, 2024	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ Will Logan
Will Logan Chief Financial Officer