Form 10-K
period 2024-12-31
CREATIVE REALITIES, INC.
filed 2025-03-14
CIK 1356093

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $39,850,105 as of the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant's common stock, as reported on the Nasdaq Stock Market LLC.

As of March 14, 2025, the registrant had 10,446,659 shares of common stock outstanding.

TABLE  OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

The information in this Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Forward-looking statements may include, but are not limited to, statements about:

●	the adequacy of funds for future operations;

●	future expenses, revenue and profitability;

●	trends affecting financial condition and results of operations;

●	the ability to convert proposals into customer orders, including our ability to realize the revenues included in our future guidance;

●	general economic conditions and outlook, including those as a result of the COVID-19 pandemic;

●	the ability of customers to pay for products and services received;

●	the ability to satisfy our upcoming debt obligations and other liabilities;

●	the impact of changing customer requirements upon revenue recognition;

●	customer cancellations;

●	the availability and terms of additional capital;

●	the ability of the Company to continue as a going concern;

●	industry trends and the competitive environment;

●	the impact of the Company’s financial condition upon customer and prospective customer relationships;

●	potential litigation and regulatory actions directed toward our industry in general;

●	the influence of our largest shareholder, Slipstream Communications, LLC;

●	our reliance on certain key personnel in the management of our businesses;

●	employee and management turnover;

●	the existence of material weaknesses in internal controls over financial reporting;

●	the inability to successfully integrate the operations of acquired companies; and

●	our ability to remain listed on the Nasdaq Capital Market.

Certain statements included in this Report and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “propose,” and similar expressions (or the negative versions of such words or expressions), are intended to identify such forward-looking statements.

These forward-looking statements involve known and unknown risks, uncertainties, and other factors, many of which are beyond our control, that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial conditions, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.

Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1A of this Report and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”). All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary note. This cautionary note should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report.

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

●	We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

●	The variable sales cycle of some of our products make it difficult to predict operating results.

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

●

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and terminations could have a material adverse effect on our business, financial condition, and results of operations.

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

●	Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

●	We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.

●	Our business operations are susceptible to interruptions caused by events beyond our control.

●	Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks.

●

Anticipated changes in the U.S. political environment, including those resulting from the change in Presidential Administration and control of Congress, and to regulatory agencies, may result in significant changes to regulatory framework and enforcements.

●	Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.

Risks Related to our Securities and our Company

●

Our largest shareholder possesses significant voting power with respect to our common stock, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover or other change-of-control transactions.

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

●	Sales of a substantial number of shares of our common stock in the public market by certain of our shareholders, including Slipstream, could cause our stock price to fall.

●	There may not be an active market for shares of our common stock.

General Risk Factors

●	Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.

●	Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

●	Inflation and price volatility in the global economy could hurt our business and results of operations.

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

●

AdTech platforms – The Company has developed and deployed the AdLogic and Adlogic CPM+ platforms, which, working in conjunction with our CMS platforms, present completely integrated digital advertising solutions for existing and prospective customers seeking to monetize their in-store retail media networks. These platforms anchor the Company's vertical expansion into AdTech bringing new, and expanding existing, addressable markets.

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

●

Integrations and Application Development – From social media feeds, mobile integrations, corporate data stores, and Point of Sale (“POS”) systems, our proven ability to build scalable applications and integrations is a key advantage that customers can leverage to deliver more compelling and engaging experiences for their customers.

●

Hardware support – Some digital signage providers sell a proprietary media player or align themselves with just one operating system. We utilize a range of media players including Windows, Android and BrightSign to provide customers the flexibility they need to select the appropriate hardware for any application knowing the entire network can still be served by a single digital signage platform, reducing complexity and improving the productivity of our customers.

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Reflect AdLogic CPM+, the Company’s demand side and supply side platform with campaign management and extensive capabilities for programmatic advertising;

o	Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant, including QSR and convenience store applications;

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device;

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

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company is focusing on maintaining and increasing recurring SaaS revenue as digital signage adoption/utilization expands across the vertical markets we serve.

We believe that the adoption and evolution of our digital signage technology solutions will increase substantially in years to come in the industries in which we currently focus and in other industries. We believe that the costs of such hardware will decrease over time as it has done so historically. Flat panel displays, along with LED technology and digital media players typically constitute a large portion of the expenditure customers make relative to the entire cost of implementing a digital marketing system implementation and can be a barrier to customer deployment. As a result, we believe that the broader adoption of digital marketing technology solutions is likely to increase, although we cannot predict the rate at which such adoption will occur. We believe the proliferation of in-store retail media networks will be an industrial catalyst for infrastructure and AdTech sales for which the Company is well situated from product set and technology stack standpoints.

Another component of our business strategy is to acquire and integrate other operating companies in the industries we operate. We believe that the selective acquisition and successful integration of certain companies will: accelerate our growth in targeted vertical and operating markets; enable us to cost-effectively aggregate multiple customer bases onto a single business and technology platform; provide us with greater operating scale on a consolidated basis; enable us to leverage a common set of processes and tools, and cost efficiencies company-wide; and ultimately result in higher operating profitability and cash flow from operations. Our management team’s primary focus is the continued acceleration of organic growth, but secondarily evaluates acquisition opportunities on an ongoing basis. Our management team and Board of Directors have broad experience with the execution, integration, and financing of acquisitions and seek only accretive strategic transactions with material cost synergies as a result of overlapping or concurrent content management system capabilities with focus on eliminating the associated cost structure for these systems.

Business Strategy

We believe that our existing business model is highly scalable and can be expanded successfully as we continue to grow organically, seek to acquire and integrate other companies in our target markets, strengthen our operational practices and procedures, further streamline our administrative office functions, and continue to capitalize on various marketing programs and activities. With a focus on SaaS revenues, we believe that our gross margins will rise as our business scales.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in the future in part because of new construction and remodeling activities of pre-existing retail, convenience store, stadium, and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic conditions have generally make it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

Government Regulation

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

Major Customers

We had three customers that accounted for 15%, 13% and 10% of revenue for the year ended December 31, 2024. No customer accounted for more than 10% of revenue for the year ended December 31, 2023. We had one customer that accounted for 16% of accounts receivable at December 31, 2024 and two customers that accounted for 26% and 23% of accounts receivable at December 31, 2023.

Decisions by one or more of these key customers to not renew, terminate, or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue. For more information, see Item 1A. Risk Factors, “Our continued growth and financial performance could be adversely affected by the loss of several key customers.”

Territories

We sell products and services primarily throughout North America, with limited software licensing agreements operating in other international jurisdictions.

Human Capital

We strive to foster a great work environment and offer an exceptional experience through competitive pay, benefits, and training programs to our employees. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives. As of December 31, 2024, we had 146 employees.

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

Our principal offices are located at 13100 Magisterial Drive, Ste 100, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800. We have additional offices in the Dallas, TX, Atlanta, GA, and Windsor, Ontario (Canada) metro areas. Our internet address is www.cri.com. Information on our website does not constitute part of this Report.

ITEM 1A RISK FACTORS

Our business involves a high degree of risk. In evaluating our business, you should carefully consider the specific risks described below, and any risks described in our other filings with the Securities and Exchange Commission (the “SEC”), pursuant to Sections 13(a), 13(c), 14, or 15(d) of the Exchange Act. Any of the risks we describe below or in our other filings with the SEC could cause our business, financial condition, results of operations or future prospects to be materially adversely affected. In addition, some of these risks contain forward-looking statements.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have generally incurred losses, and may never become or remain profitable.

We have incurred historical net losses, and we have had negative cash flows from operations. While we were able to achieve net income in 2022, we incurred a net loss in 2023 and 2024 and it is uncertain whether we will be able to obtain or increase our profitability in successive periods.

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

Digital marketing technology and solutions are evolving, and the markets in which we compete are rapidly changing. As a result, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to accomplish any of the following, which would materially impact our ability to implement our business plan:

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

The report of our independent registered public accounting firm on our Consolidated Financial Statements for the fiscal year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern within one year after that date that the Consolidated Financial Statements are issued.

At December 31, 2024, the Company has an accumulated deficit of $56,854, and negative working capital of $11,667. For the year ended December 31, 2024, the Company generated operating income of $938 and generated positive net cash flows from operations of $3,381. The Company’s contingent consideration obligation was dependent upon the market value of the Company’s share price at February 17, 2025, and contractually must be settled in cash. The estimated liability for financial statement accounting purposes is $12,815 as of December 31, 2024. While the Company is currently generating cash from operations and refinanced its debt in 2024, the Credit Agreement (as defined in Note 7 Debt below) limits, via specific reserve, utilization of the Company’s line of credit to no more than $4,000 (or such lesser amount determined by the lender in its sole and absolute discretion) for payments to satisfy the contingent consideration obligation. Should the contingent consideration require a cash payment at maturity in excess of the specific reserve, the Company may not have sufficient liquidity to settle this obligation without (i) receipt of a waiver under the Credit Agreement, (ii) an amendment to the Credit Agreement to permit additional funds from the line of credit to be used for payment of the contingent consideration obligation, (iii) raising additional capital on the capital markets, the proceeds of which would be used, in whole or in part, to satisfy the contingent consideration obligation, or (iv) a reduction in the amount of the contingent consideration obligation. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

To the extent we are required to raise additional financing, turmoil in the capital markets, including the tightening of credit and increased interest rates, may impact our ability to raise financing on terms and at a cost favorable to the Company. We may be required to raise capital during a weak economy and have little flexibility to wait for more favorable terms or economic conditions. We are likely to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. Such unfavorable market conditions could have an adverse impact on our ability to fund our operations and capital expenditures in the future. Any adverse change in the terms of our financing, including increased costs, could have a negative impact on our financial condition. Any equity financings will likely be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

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

The variable sales cycle of some of our products make it difficult to predict operating results.

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

Accordingly, large individual sales have sometimes occurred in quarters subsequent to when we anticipated or not at all. If we receive any significant cancellation or deferral of customer orders, or we are unable to conclude license negotiations by the end of a fiscal quarter, our operating results may be lower than anticipated. In addition, any weakening or uncertainty in the economy may make it more difficult for the Company to predict quarterly results in the future, and could negatively impact our business, financial condition, and results of operations for an indefinite period of time.

There has been, and we expect that there will continue to be, significant consolidation in our industry. Our failure or inability to either lead or participate in that consolidation may have a severe adverse impact on our access to financing, customers, technology, and human resources.

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

Our business contracts include short-term purchase orders, contracts that do not require that purchases be made by our customers, and monthly subscription contracts (SaaS) that may be terminated with minimal notice. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments or SaaS services because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition, and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Our continued growth and financial performance could be adversely affected by the loss of several key customers.

We had three customers that accounted for 15%, 13% and 10% of revenue for the year ended December 31, 2024. No customer accounted for more than 10% of revenue for the year ended December 31, 2023. We had one customer that accounted for 16% of accounts receivable at December 31, 2024 and two customers that accounted for 26% and 23% of accounts receivable at December 31, 2023.

Decisions by one or more of these key customers to not renew, terminate, or substantially reduce their use of our products, technology, services, and platform could substantially slow our revenue growth and lead to a decline in revenue. Our business plan assumes continued growth in revenue, and it is unlikely that we will become profitable without a continued increase in revenue.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and terminations could have a material adverse effect on our business, financial condition, and results of operations.

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

It is difficult for us to forecast the timing and recognition of revenue from sales of our products and services because our actual and prospective customers often take significant time to evaluate our products before committing to a purchase. Even after making their first purchases of our products and services (or “pilot program” purchases), existing customers may not make significant purchases of those products and services for a long period of time following their initial purchases, if at all. The period between initial customer contact and a purchase by a customer may be years with potentially an even longer period separating initial purchases and any significant purchases thereafter. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

●	reduced need to upgrade existing visual marketing systems;

●	introduction of products by our competitors;

●	lower prices offered by our competitors; and

●	changes in customer budgets and purchasing priorities.

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

We operate in an intensely competitive industry, and our competitors are developing products and solutions that incorporate AI and ML. We may not be as successful as our competitors in incorporating AI and ML into our products and solutions.

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

A portion of our business involves our ownership and licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent, or other intellectual property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

●	pay substantial damages, royalties or other fees;

●	cease the development, use, licensing or sale of infringing products;

●	discontinue the use of certain technology; or

●	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

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

Our future success depends on retaining key personnel and our ability to attract and retain additional personnel.

Our key personnel includes our Chief Executive Officer and Chairman, Rick Mills. If we fail to retain Mr. Mills or to attract, retain, and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales, and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

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

We depend on digital technologies to process and record financial and operating data and rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. At the same time, cyber incidents, including deliberate attacks, have increased in number and complexity. Our technologies, systems and networks and those of our vendors, suppliers, and other business partners may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Despite our efforts, our systems for protecting against cyber security risks may not be sufficient. As the sophistication of cyber incidents continues to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate known vulnerability to cyber incidents. Additionally, any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks, or other security breaches or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our revenues and profitability.

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

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure in addition to denial of service attacks and corruption of our data. In addition, we rely on the information security internal controls maintained by our outsourced service provider. Any breach of our information management system could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation. In addition, a security breach could require that we expend significant additional resources to repair and enhance our information security systems. Furthermore, we could experience material harm to our financial condition, cash flows and the market price of our common stock, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.

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

Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks.

Environmental, social and governance (“ESG”) matters have become increasingly important to some investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based on ESG metrics. ESG evaluations are important to many investors and stakeholders. Many investors use ESG factors to guide their investment decisions. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and/or score when making an investment decision. On the other hand, we could be criticized by ESG detractors for the scope and nature of any ESG policies or initiatives we implement. We could also be subjected to negative responses by governmental actors, such as state legislation, retaliatory legislative treatment or litigation by state or federal agencies or private actors, or face negative publicity campaigns that could adversely affect our reputation, business, financial performance and growth. The occurrence of any of the foregoing could have an adverse effect on our reputation, the price of our stock and our business, financial condition and results of operations, including increased capital expenditures and operating expenses.

Anticipated changes in the U.S. political environment, including those resulting from the change in Presidential Administration and control of Congress, and to regulatory agencies, may result in significant changes to regulatory framework and enforcements.

As a result of the 2024 presidential election, changes in the Presidency and both chambers of Congress may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules that could affect our business. The new Presidential Administration has imposed and threatened tariffs against numerous countries and products, rescinded various prior executive orders and has issued new executive orders and taken other related executive actions. Many of these policy changes will require further rulemaking actions or other formal steps before they would become law. In addition, the new Administration has taken actions to reduce the number of federal employees and to eliminate certain federal agencies or reduce their authority. As a result, there is significant uncertainty regarding whether or how regulations and the agencies that administer and enforce these regulations may change as a result of the actions taken to date and possible future actions by the new Administration. Additionally, there may be litigation over such regulatory changes, and if public enforcement decreases as a result of such changes, private litigation over these matters may increase.

We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. While it is not possible to predict whether and when any such changes will occur, such changes could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.

The market in which we operate is increasingly competitive.  Our current competitors generally include general digital signage companies, specialized digital signage operators targeting certain vertical markets (e.g., financial services, retail, or food services), content management software companies, and integrators and vertical solution providers who develop single implementations of content distribution, digital marketing technology, and related services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, software platform, technology stack, and/or series of services that provide a similar or more robust set of features and functionality than our technology, products and services. If this occurs, we may be unable to grow as necessary to make our business profitable. In addition, our existing and potential future competitors may be able to use their extensive resources to:

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

RISKS RELATED TO OUR SECURITIES AND OUR COMPANY

Our largest shareholder possesses significant voting power with respect to our common stock, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover, or other change-of-control transactions.

As of March 14, 2025, our largest shareholder, Slipstream, has beneficial ownership of approximately 26% of our common stock (on an as-converted, fully diluted basis including conversion of outstanding warrants, and assuming no other convertible securities, options and warrants are converted or exercised by other parties).

Slipstream has significant influence on our management and affairs, including the election and removal of our Board of Directors and all other matters requiring shareholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This stockholder position, especially in light of Pegasus’ prior proposals described below, may discourage others from initiating any potential merger, takeover, or other change-of-control transaction that may otherwise be beneficial to our shareholders. Furthermore, this concentrated ownership will limit the practical effect of your participation in Company matters, through shareholder votes and otherwise.

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

In 2022, the bid price of our common stock closed for 30 consecutive trading days below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Although we cured such noncompliance as a result of its 1-for-3 reverse stock split in March 2023, the trading price of our common stock has been subject to large movement in the past, especially in light of historically low trading volumes. In addition, Nasdaq has recently adopted new rules that could hinder our ability to cure any future deficiency and maintain the continued listing of our common stock. These new rules, which became effective in January 2025, provide for the immediate delisting with no grace period of any listed company that falls out of compliance after the effective date with the Minimum Bid Price Requirement for a second time in a twelve-month period, provide for immediate delisting if a listed company effects a reverse stock split that causes it to fall out of compliance with certain other listing requirements, and limit the ratio of reverse stock splits to a cumulative ratio of 1-to-250 in any two-year period.

We cannot be certain that we will be able to comply with the Minimum Bid Price Requirement and the other continued listing requirements of Nasdaq in the future, in which case our common stock may be delisted from the Nasdaq Capital Market. In the event our common stock is delisted from The Nasdaq Capital Market and we are also unable to maintain listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called “pink sheets.” Delisting would likely have an adverse effect on the liquidity of our common stock, decrease the market price of our common stock, result in the potential loss of coverage by analysts and confidence by investors, customers, and employees, fewer business development opportunities, and adversely affect our ability to obtain financing for our continuing operations on favorable terms or at all.

Sales of a substantial number of shares of our common stock in the public market by certain of our shareholders, including Slipstream, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur by our significant shareholders, including Slipstream, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. The current conflicts in Ukraine and the Middle East, resulting sanctions and related countermeasures by the United States and other countries, and newly imposed and threatened tariffs could lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could weaken our operations and financial performance. Any developments or escalation of these conflicts, or any new conflicts, including those resulting from the policies of the new Presidential Administration, could significantly affect worldwide political stability and cause turmoil in the capital markets and generally in the global financial system. Additionally, the geopolitical and macroeconomic consequences of these events and associated sanctions cannot be predicted but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could cause our customers to slow or decrease spending on our products and services as their budgets are impacted by economic or political conditions. To the extent our customers are unable to profitably leverage various forms of digital marketing technology and solutions, and/or the content we create, deliver and publish on their behalf, they may reduce or eliminate their purchase of our products and services. A decline in customer spending may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.

Inflation and price volatility in the global economy could hurt our business and results of operations.

During the past several years, inflation in the United States rose to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could harm our business by increasing our operating costs and our borrowing costs, as well as decreasing the capital available to our customers and prospective customers who wish to purchase our products and services. The cost to operate and maintain and grow our operations could increase faster or at a rate greater than any ability to increase our prices, which could adversely affect our results of operations.

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

During the year ended December 31, 2024, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material adverse effect on our operations, business strategy, operating results, and financial condition. For more information regarding cybersecurity risks that we face and potential related impacts on our business, see the section titled “Risk Factors” in Part I, Item 1A of this Report.

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

ITEM 2 PROPERTIES

Our headquarters is located at 13100 Magisterial Drive, Suite 100, Louisville, KY 40223, where we lease approximately 19,000 square-feet of office space, including approximately 7,300 square-feet of warehouse space. We also lease office spaces in other locations to support our operations outside of Louisville. We lease approximately 6,000 square feet to support our Canadian operations at a facility located at 4600 Rhodes Drives, Unit 3 & 4, Windsor, Ontario, 4,500 square feet to support our Atlanta operations at a facility known as Northridge Center II, located at 365 Northridge Road, Atlanta, GA 30350, and, 3,300 square feet to support the Reflect operations at a facility located at 5345 Towne Square Drive, Plano, Texas. We believe our current space is sufficient for our projected near-term future growth.

Our corporate phone number is (502) 791-8800.

ITEM 3 LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 8 Commitments and Contingencies to the Company’s Consolidated Financial Statements included in this Report.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “CREX”. The transfer agent and registrar for our common stock is Computershare Limited.

Shareholders

As of March 10, 2025, we had 356 holders of record of our common stock.

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

The following discussion should be read in conjunction with the financial statements and related notes for the years ended December 31, 2024 and 2023, which are included elsewhere in this Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.

You should review the “Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary”, and “Risk Factors” sections of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements described in the following discussion and analysis.

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

●

AdTech platforms – The Company has developed and deployed the AdLogic and Adlogic CPM+ platforms, which, working in conjunction with our CMS platforms, present completely integrated digital advertising solutions for existing and prospective customers seeking to monetize their in-store retail media networks. These platforms anchor the Company's vertical expansion into AdTech bringing new, and expanding existing, addressable markets.

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

Our Sources of Revenue

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	Media sales

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant, including QSR and convenience store applications;

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device;

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

While hardware sales and support services revenues can fluctuate more significantly year over year based on new, large-scale network deployments, the Company is focusing on maintaining and increasing recurring SaaS revenue as digital signage adoption/utilization expands across the vertical markets we serve.

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

Reverse stock split

On March 27, 2023, the Company effected a 1-for-3 stock split of the shares of the Company’s common stock, par value $0.01 per share.

As a result of the reverse stock split, effective 12:01 am on March 27, 2023, every three shares of common stock then-issued and outstanding automatically combined into one share of common stock, with no change in par value per share.  All fractional shares resulting from the reverse split were rounded up to the nearest whole share of common stock.  In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 200,000,000 shares to 66,666,666 shares in proportion to the outstanding shares of common stock.

Effective as of the same time as the reverse stock split, the number of shares of common stock available for issuance under the Company’s equity compensation plans were reduced in proportion to the reverse stock split.  The reverse stock split also resulted in the number of shares of shares of common stock issuable upon exercise of outstanding warrants, or the exercise or vesting of equity awards, in proportion to the reverse stock split and caused a proportionate increase in exercise price or share-based performance criteria, where applicable.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The tables presented below compare our results of operations from one period to another, and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	Year Ended December 31,		Change
	2024	2023		%
Sales	$50,854	$45,166	$5,688	13%
Cost of sales	26,843	22,983	3,860	17%
Gross profit	24,011	22,183	1,828	8%

Sales and marketing expenses	6,015	5,247	768	15%
General and administrative expenses	17,058	15,590	1,468	9%
Total operating expenses	23,073	20,837	2,236	11%
Operating income	938	1,346	(408)	30%
Other expense (income):
Interest expense, including amortization of debt discount	1,775	2,992	(1,217)	41%
Loss on change in fair value of contingent consideration	1,608	1,419	189	13%
Loss on debt extinguishment	1,059	-	1,059	100%
Other expenses (income), net	(102)	(211)	109	52%
Total other expense (income)	4,340	4,200	140	3%
Net loss before income taxes	(3,402)	(2,854)	(548)	19%
Income tax expense	(106)	(83)	(23)	28%
Net loss	$(3,508)	$(2,937)	$(571)	19%

Sales

Sales increased by $5,688, or 13%. Hardware revenues were $18,259, a decrease of $2,044 or 10%.  Services and other revenues were $32,595, an increase of $7,732 or 31%, driven by installation and managed services revenue.  Managed services revenue, which includes both SaaS and help desk technical subscription services increased to $19,547 from $15,916.  The increase is driven by increasing software subscription revenue, with the annual recurring run rate of our subscription license revenue growing from $16,336 as of December 31, 2023 to $16,785 as of December 31, 2024.  This represents a year-over-year growth rate of approximately 6% in our higher margin, typically subscription-based, managed service revenue.

Gross Profit

Gross profit increased $1,828 to $24,011 from $22,183, or 8%, through a combination of a 13% increase in revenue partially offset by a 2% decrease in gross margin percentage.  Gross margin decreased to 47% from 49% driven by revenue mix in our services revenue, which included an 83% increase in installation services in the current year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses increased by $768, or 15%, for the year ending December 31, 2024 as compared to the same period in 2023, driven primarily by the Company’s enhanced investments into sales and marketing activities, including increases of (1) $582 in fixed and variable sales costs as the Company continues to invest in new business development to strengthen its pipeline, and (2) $171 in variable third party media-related commissions.

General and Administrative Expenses

General and administrative expenses increased $1,468, or 9%, for the year ending December 31, 2024 as compared to the same period in 2023. The change is driven by an increase of $1,999 in personnel costs, including both the Company’s portion of employee benefits and other administrative and processing costs associated with employment, in the current year driven by increased headcount in development and administrative functions to support active and anticipated deployments for a growing number of customers. Increases in general and administrative expenses were offset by a $550 decrease in stock compensation expense in the current period as all outstanding time vested and performance awards for employees and directors were fully expensed as of December 31, 2023.

Interest Expense

See Note 7 Debt to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Loss on change in fair value of contingent consideration

The Company has a contingent consideration arrangement related to the Merger to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. See Note 2 Section 13 Summary of Significant Accounting Policies - Contingent Consideration to the Consolidated Financial Statements for a discussion of the Company's obligations related to the contingent consideration arrangement. The contingent consideration arrangement is recorded at fair value and is classified as a liability on the acquisition date and is remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model. The change in the period represents the mark-to-market adjustment as of the balance sheet date.

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

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2024	2024	2024	2024	2024
GAAP net (loss) income	$(3,508)	$(2,838)	$54	$(615)	$(109)
Interest expense:
Amortization of debt discount	569	-	-	209	360
Other interest, net	1,206	296	303	304	303
Depreciation/amortization:
Amortization of intangible assets	3,877	1,128	1,081	878	790
Amortization of employee share-based awards	13	4	3	3	3
Depreciation of property and equipment	201	49	51	52	49
Income tax expense (benefit)	106	(120)	192	25	9
EBITDA	$2,464	$(1,481)	$1,684	$856	$1,405
Adjustments
Loss (Gain) on fair value of contingent consideration	1,608	2,022	598	(408)	(604)
Loss on debt extinguishment	1,059	-	-	1,059	-
Other expense (income)	(102)	(74)	(11)	18	(35)
Adjusted EBITDA	$5,029	$467	$2,271	$1,525	$766

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2023	2023	2023	2023	2023
GAAP net (loss) income	$(2,937)	$1,419	$(1,931)	$(1,425)	$(1,000)
Interest expense:
Amortization of debt discount	1,443	366	363	358	356
Other interest, net	1,549	302	371	429	447
Depreciation/amortization:
Amortization of intangible assets	3,055	781	766	754	754
Amortization of employee share-based awards	383	4	3	151	225
Depreciation of property and equipment	166	48	50	43	25
Income tax expense (benefit)	83	10	(15)	45	43
EBITDA	$3,742	$2,930	$(393)	$355	$850
Adjustments
Loss (Gain) on fair value of contingent consideration	1,419	(42)	1,369	16	76
Stock-based compensation – Director grants	150	21	43	43	43
Other expense (income)	(211)	(79)	3	(123)	(12)
Adjusted EBITDA	$5,100	$2,830	$1,022	$291	$957

Liquidity and Capital Resources

See Note 1 Nature of Organization and Operations to the accompanying Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

The cash flows provided by operating activities were $3,381 and $5,167 for the years ended December 31, 2024 and 2023, respectively. The Company generated a net loss of $3,508, which included depreciation and amortization expense (inclusive of amortization of debt discount) of $4,647, a loss on the extinguishment of debt of $1,059, and a loss on the change in fair value of contingent consideration of $1,608.  The Company had a $531 decrease in cash provided by operating activities due to changes in operating assets and liabilities, primarily due to decreases in accounts payable, and customer deposits, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $2,801 as compared to $4,027 for the same period in 2023. We currently do not have any commitments for capital expenditures as of December 31, 2024. The reduction in capital expenditures in 2024 compared to prior period was anticipated as the Company has been reducing third-party development resources utilized for the modernization and internationalization of our automotive platform, which launched to user acceptance testing during the second quarter of 2024.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2024 was $2,453 compared to net cash provided by financing activities of $137 for the same period in 2023. Net cash used in financing activities during the year ended December 31, 2024, is primarily the result of the repayment of related party term debt totaling $15,147, partially offset by net proceeds of $13,044 from borrowings and payments under the Company's revolving credit facility.

Off-Balance Sheet Arrangements

During the year ended December 31, 2024, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

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

Goodwill

Goodwill is evaluated for impairment annually as of September 30 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have no other indefinite-lived intangible assets. We have one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

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

No impairment was recorded as a result of our annual assessment completed as of September 30, 2024.

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

As of December 31, 2024, a full valuation allowance is recorded against our deferred tax. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of federal and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Earnings Release

On March 14, 2025, the Company issued a press release announcing its financial condition and results of operations for the three months and year ended December 31, 2024. A copy of the press release is furnished as Exhibit 99.1 and is incorporated by reference into this Item 9B in lieu of separately furnishing such press release under Item 2.02 of Form 8-K. This disclosure, including Exhibit 99.1 hereto, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Richard Mills (Chairman and CEO), David Bell, Donald Harris, and Stephen Nesbit.

The following table sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
David Bell	81	Director
Donald A. Harris	72	Director
Richard Mills	69	Chief Executive Officer and Director
Stephen Nesbit	74	Director
David Ryan Mudd	37	Interim Chief Financial Officer

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

David Ryan Mudd has served as the Interim Chief Financial Officer of the Company since February 1, 2025. Mr. Mudd joined the Company as Controller in November 2022. From January 2012 until November 2022, Mr. Mudd was employed by Ernst & Young in the assurance services group where he primarily worked with large publicly traded clients. Mr. Mudd brings over ten years of experience in SEC reporting, technical accounting matters and Sarbanes-Oxley compliance expertise as well as expertise in initial public offerings, acquisitions and integration. He has a B.S. degree and a Masters in Accountancy from University of Kentucky and is a Certified Public Accountant.

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

Board Committee Membership

Our Board of Directors has created a standing Compensation Committee and Audit Committee, which are described below. The Company’s committees have separately adopted charters that are available on the Company’s website at https://investors.cri.com. Mr. Bell, Mr. Harris, and Mr. Nesbit qualify as “independent” members of the board as described above.

The Board of Directors has not created a separate committee for nomination or corporate governance. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. Nevertheless, nominees to serve as directors on our Board of Directors are selected by those directors on our board who are independent.

Compensation Committee Information. Our Compensation Committee consists of Stephen Nesbit, Donald Harris, and David Bell. Mr. Nesbit serves as chair of the committee. Each of the members of the Compensation Committee is independent under the applicable Nasdaq listing standards. The Compensation Committee did not meet during the fiscal year ended December 31, 2024. The Compensation Committee has a written charter. The Compensation Committee’s duties, which are specified in the Compensation Committee charter, include, but are not limited to:

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

Audit Committee Information. Our Audit Committee consists of David Bell, Stephen Nesbit, and Donald Harris. Mr. Bell serves as chair of the committee. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above in his biography. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements. The audit committee met four times during the fiscal year ended December 31, 2024. Pursuant to our audit committee charter, responsibilities of the Audit Committee include:

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics is designed to help ensure our business is conducted in accordance with the highest standards of ethical behavior and satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, on the Company’s website at https://investors.cri.com, or upon written request to our Corporate Secretary at 13100 Magisterial Drive, Ste. 100, Louisville, KY 40223.

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

ITEM 11 EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2024 and 2023 (table and footnotes in whole dollars):

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position(a)	Years	($)	($)(b)	($)	($)(d)	($)(e)	($)	($)
Richard Mills	2024	450,000	—	—	—	—	—	450,000
Chief Executive Officer and Director	2023	450,000	—	—	—	—	—	450,000

Will Logan	2024	350,000	50,000	—	—	—	—	400,000
Chief Financial Officer	2023	350,000	—	—	—	—	—	350,000

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Logan joined the Company effective November 6, 2017 and resigned as Chief Financial Officer on January 31, 2025.

(b)	On November 13, 2024, the Company awarded Mr. Logan, a $50,000 bonus for his services rendered in 2023.

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

Richard Mills Employment Agreement

The Company employs Richard Mills as its Chief Executive Officer. Mr. Mills and the Company entered into an employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Mills elects not to extend the term. The agreement provided for an initial annual base salary of $330,000 subject to annual increases but generally not subject to decreases. In accordance with the agreement, Mr. Mills’ annual base salary was adjusted automatically on February 17, 2022 upon the closing of the Merger to $450,000, subject to annual increases but not generally subject to decreases. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for Company senior executives. Mr. Mills will participate in Company employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Mills will be entitled to receive aggregate severance payments equal to twelve months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. On June 15, 2022, the Board approved an amendment to certain aspects of Mr. Mills’ compensation as further described below.

Will Logan Employment Agreement

The Company employed Will Logan as its Chief Financial Officer until his resignation effective January 31, 2025. Mr. Logan and the Company entered into an employment agreement on November 12, 2021. The employment agreement was effective for a one-year term, which automatically renewed for additional one-year periods through Mr. Logan’s resignation. The agreement provided for an initial annual base salary of $249,000 subject to annual increases but generally not subject to decreases. In accordance with the employment agreement, Mr. Logan’s annual base salary was automatically adjusted upon the closing of the Merger to $350,000, subject to annual increases but not generally subject to decreases, and Mr. Logan received a $75,000 cash bonus upon the closing of the Merger. Under the agreement, Mr. Logan was eligible to participate in performance-based cash bonus or equity award plans for Company senior executives. Mr. Logan participated in Company employee benefit plans, policies, programs, perquisites, and arrangements to the extent he met applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Logan would have been entitled to receive aggregate severance payments equal to six months of his base salary. The agreement provided that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. On June 15, 2022, the Board approved an amendment to certain aspects of Mr. Logan’s compensation as described below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2024:

	Option Awards(a)				Stock Awards
						Market
					Number	value
	Number of	Number of			of shares	of shares
	Securities	Securities			or units of	or units of
	Underlying	Underlying	Option		stock	stock
	Unexercised	Unexercised	Exercise	Option	that has	that have
	Options (#)	Options (#)	Price	Expiration	not vested	not vested
Name	Exercisable	Non-Exercisable	($)	Date	(#)	($)
Richard Mills	160,000(a)	—(a)	7.59	6/1/2030	—	—
	160,000(b)	—(b)	7.59	6/1/2030	—	—
	—(c)	333,334(c)	3.00	6/15/2032	—	—

Will Logan	6,389(d)	—(d)	26.10	11/6/2027	—	—
	5,556(e)	—(e)	22.50	9/20/2028	—	—
	80,000(a)	—(a)	7.59	6/1/2030	—	—
	80,000(b)	—(b)	7.59	6/1/2030	—	—
	—(c)	200,000(c)	3.00	6/15/2032

(a)	These stock options vested in three equal installments on June 1 annually, beginning in 2021 and ending in 2023.

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

Calendar Year	Revenue Target (millions)	EBITDA Target (millions)
2022	$35	$3.1
2023	$38	$3.5

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

(c)

Messrs. Mills and Logan received ten-year options to purchase 333,334 and 200,000 shares of common stock, respectively (the “New Options”). The New Options are eligible to vest at any time on or prior to the date on which the “Guaranteed Price” is agreed upon by the Company and RSI Exit Corporation, or finally determined in accordance with the terms of the Merger Agreement, if the trailing 10-trading day VWAP of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeds the share price targets below, subject to such executive serving the Company as a director, officer, employee or consultant at such time:

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

Director Compensation

The Company’s Board of Directors had a director compensation plan to compensate non-officer directors as follows:

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

•

An option issuable to each non-executive director to purchase 60,000 shares of Company common stock (or in the case of Dennis McGill, prior Chairman of the Company Board, 75,000 shares), which vested in three equal installments on November 17, 2021, 2022 and 2023, subject to continuing service as a director as of such vesting date. The exercise price of such options is $2.21, the closing price of the Company’s common stock as reported on Nasdaq on the date of adoption of such plan.

The table below sets forth the compensation paid to Company non-employee directors during 2024:

Director Compensation (table and footnotes in whole dollars)

	Fees				Nonqualified
	earned			Non-equity	deferred
	or paid	Stock		incentive plan	compensation	All other
	in cash	awards	Option awards	compensation	earnings	compensation	Total
Name	($)(a)	($)	($)	($)	($)	($)	($)
David Bell	—	—	—	—	—	—	—
Donald A. Harris	—	—	—	—	—	—	—
Stephen Nesbit	—	—	—	—	—	—	—

(a)

The Company is evaluating the terms by which its directors may be compensated for their services in 2024 and for subsequent years. As of the date of this Report, the Company has not adopted any plan for director compensation.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid to our Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”) and certain financial performance of the Company.

	Pay Versus Performance
	Summary		Summary
	Compensation	Compensation	Compensation	Compensation	Value of Initial Fixed $100
	Table Total for	Actually	Table Total for	Actually Paid to	Investment Based On:	Net Income(6)
	PEO(1)	Paid to PEO(2)	Non-PEO NEO(3)	Non-PEO NEO(4)	Total Shareholder Return(5)	(in thousands)
Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2024	450,000	438,154	400,000	392,893	63	(3,508)
2023	450,000	498,678	350,000	373,292	61	(2,937)
2022	797,163	80,977	613,834	230,168	45	1,876

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

	Reported
	Summary
	Compensation	Reported	Equity	Compensation
	Table Total	Value of Equity	Awards	Actually Paid to
	for PEO	Awards(a)	Adjustments(b)	PEO
Year	($)	($)	($)	($)
2024	450,000	—	(11,846)	438,154
2023	450,000	—	48,678	498,678
2022	797,163	253,119	(463,067)	80,977

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

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

Fair Value of
				Year over	Fair Value	Dividends or other
		Year over		Year Change in	at the End	Earnings Paid on
		Year Change in	Fair Value as of	Fair Value of	of the Prior Year	Stock or Option
		Fair Value of	Vesting Date of	Equity Awards	of Equity Awards	Awards not
	Year End	Outstanding	Equity Awards	Granted in	that Failed to	Otherwise Reflected	Total
	Fair Value	and Unvested	Granted	Prior Years	Meet Vesting	in Fair Value	Equity
	of Equity	Equity	and Vested	that Vested	Conditions	or Total	Award
	Awards	Awards	in the Year	in the Year	in the Year	Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2024	—	(11,846)	—	—	—	—	(11,846)
2023	—	(10,465)	—	59,143	—	—	48,678
2022	22,311	(321,138)	—	(164,240)	—	—	(463,067)

(3)

The dollar amounts reported in column (d) represent the amounts reported for the NEO (excluding our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The NEO (excluding our PEO) included for purposes of calculating the amounts in each applicable year was Will Logan, our Chief Financial Officer as of the applicable time periods.

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

	Reported
	Summary
	Compensation			Compensation
	Table Total	Reported	Equity	Actually Paid
	for Non-PEO	Value of	Awards	to Non-PEO
	NEO	Equity Awards(a)	Adjustments(b)	NEO
Year	($)	($)	($)	($)
2024	400,000	—	(7,107)	392,893
2023	350,000	—	23,292	373,292
2022	613,834	151,872	(231,794)	230,168

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.
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

			Fair			Value of
		Year Over	Value as of	Year over Year	Fair Value	Dividends or other
		Year	Vesting Date	Change in	at the End of the	Earnings Paid on
		Change in	of Equity	Fair Value of	Prior Year of	Stock or Option
	Year End	Fair Value of	Awards	Equity Awards	Equity Awards that	Awards not	Total
	Fair Value	Outstanding and	Granted	Granted in Prior	Failed to Meet	Otherwise Reflected	Equity
	of Equity	Unvested	and Vested	Years that Vested	Vesting Conditions	in Fair Value or	Award
	Awards	Equity Awards	in the Year	in the Year	in the Year	Total Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2024	—	(7,107)	—	—	—	—	(7,107)
2023	—	(6,279)	—	29,571	—	—	23,292
2022	13,386	(160,905)	—	(84,275)	—	—	(231,794)

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our common stock as of March 14, 2025, on which date there were 10,446,659 shares of issued and outstanding common stock. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned by:

•	each director of the Company;

•	each named executive officer;

•	all current directors and officers of the Company as a group; and

•	each person or entity known by the Company to beneficially own more than 5% of our common stock.

Unless otherwise indicated in the table or its footnotes, the address of each of the following persons or entities is 13100 Magisterial Drive, Suite 100, Louisville, KY 40223, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

	Common
	Shares	Percentage of
	Beneficially	Common
Name and Address	Owned(1)	Shares(1)
Slipstream Funding, LLC(2)
c/o Pegasus Capital Advisors, L.P.
750 E Main St., Suite 600
Stamford, CT 06902	317,455	3.0%
Slipstream Communications, LLC(3)
c/o Pegasus Capital Advisors, L.P.
750 E Main St., Suite 600
Stamford, CT 0690	3,156,985	25.9%
Stephen Nesbit(4)	79,564	0.8%
Donald A. Harris(5)	168,769	1.6%
David Bell(6)	50,897	0.5%
Richard Mills(7)	980,371	8.8%
Will Logan(8)	386,468	3.6%
David Ryan Mudd(9)	—	*
All current executive officers and directors as a group (5 persons)(10)	1,279,601	11.5%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of March 14, 2025, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by 10,466,659, the total number of outstanding shares of the Company as of March 14, 2025. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

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
(7)

Mr. Mills is a director of the Company, Chairman of the Board and Chief Executive Officer. Share figure includes 320,000 shares purchasable upon the exercise of outstanding options and 333,334 shares purchasable upon the exercise of outstanding performance-restricted options upon which vesting requires achievement of certain targeted share trading prices.

(8)

Mr. Logan served as the Chief Financial Officer of the Company until January 31, 2025. Share figure includes 171,945 shares purchasable upon the exercise of outstanding options and 200,000 shares purchasable upon the exercise of outstanding performance-restricted options upon which vesting requires achievement of certain targeted share trading prices.

(9)	Mr. Mudd became the Interim Chief Financial Officer of the Company on February 1, 2025.
(10)	Includes Messrs. Mills, Bell, Harris, Nesbit and Mudd.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2024, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be		Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of		Exercise Price of	Available for Issuance Under Equity
	Outstanding Options,		Outstanding Options,	Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights	securities reflected in column (a))
Equity compensation plans approved by stockholders	1,565,231	(1)	$6.19	2,500,000	(2)
Equity compensation plans not approved by stockholders	None		N/A	None

(1)

Shares reflected are issuable upon exercise of outstanding stock options issued under the 2014 Stock Incentive Plan. The Company’s ability to issue new awards under its 2014 Stock Incentive Plan expired in 2023.

(2)

On October 18, 2024, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan, which authorizes the issuance of up to 2,500,000 shares.  No awards have been issued under the Plan as of December 31, 2024.

For information regarding the material features of each of the above plans see Note 11 Stock-based Compensation in our Consolidated Financial Statements included in this Report.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(All currency in this Item 13 is rounded to the nearest thousand, except share and per share amounts.)

Merger Agreement

On February 17, 2025 and February 23, 2025, the parties to the Merger Agreement entered into the fourth and fifth amendments to the Merger Agreement, respectively, pursuant to which the commencement date of the 30-day period for which Reflect stockholders may seek payment of the Guaranteed Consideration was delayed from February 17, 2025 to February 24, 2025 and thereafter March 17, 2025.

The foregoing transactions were approved by our Board of Directors after full disclosure of any conflicts of interest. No directors had any conflicting interest in the transactions.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees (in thousands) for audit and other services provided by our principal accountant for 2023, Deloitte & Touche LLP (“Deloitte”), and by our principal accountant for 2024, Grant Thornton LLP (“Grant Thornton”).

	2024	2023
Audit fees(a)	$399	$743
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$399	$743

(a)

Audit fees for 2024 and 2023 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and audit services provided in connection with other regulatory filings.

Our Board of Directors pre-approved the audit services rendered by our principal accountant during 2024 and 2023 and concluded that such services were compatible with maintaining the auditor’s independence.

Pre-Approval Policies and Procedures of Audit Committee

All services provided by our current independent registered public accounting firm, Grant Thornton, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full Audit Committee meeting. Any interim approval given by an Audit Committee member must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The Audit Committee pre-approved all services provided by Deloitte during 2023, and provided by Grant Thornton during 2024.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1.

(b)	See “Exhibit Index” on page 50.

(c)	Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

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

2.3	Second Amendment to Agreement and Plan of Merger dated as of February 11, 2023 by and among the registrant, Reflect Systems, Inc. and RSI Exit Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 15, 2023)

3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

4.3	Warrant dated January 16, 2018, issued in favor of Slipstream Communications, LLC (incorporated by reference to the registrant’s Form S-1 filed with the SEC on June 25, 2018)

4.4

Warrant to Purchase Common Stock issued to Slipstream Communications, LLC on April 27, 2018 (incorporated by reference to Exhibit 10.31 of the registrant’s Form S-1 filed with the SEC on June 25, 2018).

4.5	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed July 7, 2022)

4.6	Lender Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed July 7, 2022)

4.7	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed July 7, 2022)

4.8	Lender Warrant dated October 17, 2024 (incorporated by reference to the registrant’s Registration Statement on Form S-3 filed with the SEC on October 17, 2024)

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

Exhibit No.	Description

10.4	First Amendment to Second Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)

10.5	$10,000,000 Acquisition Term Note (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.6	$7,185,319.06 Consolidation Term Note (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.7	Note and Security Agreement (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report on Form 8-K filed February 18, 2022)

10.8	First Amendment to Note and Security Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed February 15, 2023)

10.9+	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 12, 2020)

10.10*+	2023 Stock Incentive Plan, as amended

10.11+	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.12+	Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.13+	Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.14+	Stock Option Agreement dated June 15, 2022 between the Company and Will Logan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.15	Credit Agreement dated May 23, 2024 by and among Creative Realities, Inc., First Merchants Bank and other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.16	$22,100,000 Revolving Credit Note dated May 23, 2024 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.17	Security Agreement dated May 23, 2024 by and among Creative Realities, Inc., First Merchants Bank and other parties thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.18	Guaranty dated May 23, 2024 by Creative Realities Canada, Inc. in favor of First Merchants Bank (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.19	Security Agreement dated May 23, 2024 granted by Creative Realities Canada, Inc. in favor of First Merchants Bank (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 28, 2024)

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

Exhibit No.	Description

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

97.1*	Clawback Policy.

99.1*	Press Release dated March 14, 2025

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

+	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2025.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ David Ryan Mudd
David Ryan Mudd
Interim Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer (Principal Executive Officer)	March 14, 2025
Richard Mills	and Chairman of the Board of Directors

/s/ David Ryan Mudd	Interim Chief Financial Officer (Principal Financial and	March 14, 2025
David Ryan Mudd	Principal Accounting Officer)

/s/ David Bell	Director	March 14, 2025
David Bell

/s/ Donald Harris	Director	March 14, 2025
Donald Harris

/s/ Steve Nesbit	Director	March 14, 2025
Steve Nesbit

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Creative Realities, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Creative Realities, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is experiencing difficulty in generating sufficient cash flow to service its contingent consideration obligations, which raises substantial doubt about its ability to continue as a going concern. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2024.

/s/ Grant Thornton LLP

Cincinnati, Ohio

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Creative Realities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Realities, Inc.  and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, shareholders' equity, and cash flows, for the year ended December 31, 2023, and the related notes to the financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2023 financial statements of the Company were prepared assuming that the Company would continue as a going concern. As of the date of issuance of the Company's 2023 financial statements, the Company was experiencing difficulty in generating sufficient cash flow to service its debt and contingent consideration obligations, which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were also described in the 2023 financial statements. The 2023 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Louisville, Kentucky

March 21, 2024

We began serving as the Company’s auditor in 2020. In 2024 we became the predecessor auditor.

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$1,037	$2,910
Accounts receivable, net	10,605	12,468
Inventories, net	1,995	2,567
Prepaid expenses and other current assets	859	665
Total Current Assets	14,496	18,610
Property and equipment, net	321	499
Goodwill	26,453	26,453
Other intangible assets, net	22,841	24,062
Operating lease right-of-use assets	787	1,041
Other non-current assets	312	112
Total Assets	$65,210	$70,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,354	$7,876
Accrued expenses and other current liabilities	3,210	3,761
Deferred revenues	1,137	1,132
Customer deposits	2,181	3,233
Current maturities of operating leases	466	505
Short-term portion of related party term debt	-	3,690
Short-term contingent consideration, at fair value	12,815	-
Total Current Liabilities	26,163	20,197
Revolving credit facility	13,044	-
Long-term related party term debt	-	9,829
Long-term obligations under operating leases	342	536
Long-term contingent consideration, at fair value	-	11,208
Other non-current liabilities	201	176
Total Liabilities	39,750	41,946

Shareholders' Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,447 and 10,409 shares issued and outstanding, respectively	104	104
Additional paid in capital	82,210	82,073
Accumulated deficit	(56,854)	(53,346)
Total Shareholders' Equity	25,460	28,831
Total Liabilities and Shareholders' Equity	$65,210	$70,777

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2024	2023
Sales
Hardware	$18,259	$20,303
Services and other	32,595	24,863
Total sales	50,854	45,166

Cost of sales
Hardware	13,521	15,280
Services and other	13,322	7,703
Total cost of sales	26,843	22,983
Gross profit	24,011	22,183

Operating expenses:
Sales and marketing	6,015	5,247
General and administrative	17,058	15,590
Total operating expenses	23,073	20,837
Operating income	938	1,346

Other expense (income):
Interest expense, including amortization of debt discount	1,775	2,992
Loss on change in fair value of contingent consideration	1,608	1,419
Loss on debt extinguishment	1,059	-
Other expenses (income), net	(102)	(211)
Total other expense (income)	4,340	4,200
Net loss before income taxes	(3,402)	(2,854)
Income tax expense	(106)	(83)
Net loss	$(3,508)	$(2,937)
Net loss per common share - basic	$(0.34)	$(0.35)
Net loss per common share - diluted	$(0.34)	$(0.35)
Weighted average shares outstanding - basic	10,440	8,479
Weighted average shares outstanding - diluted	10,440	8,479

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

(in thousands, except shares)

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2024	Shares	Amount	capital	Deficit	Total
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	13	-	13
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(3,508)	(3,508)
Balance as of December 31, 2024	10,446,659	$104	$82,210	$(56,854)	$25,460

			Additional
	Common Stock		paid in	Accumulated
Year ended December 31, 2023	Shares	Amount	capital	Deficit	Total
Balance as of December 31, 2022	7,266,382	$72	$75,916	$(50,409)	$25,579
Stock-based compensation	-	-	445	-	445
Shares issued to directors as compensation	51,616	1	95	-	96
Shares issued to vendors as compensation	28,554	-	55	-	55
Shares issued to employees pursuant to the Retention Bonus Plan	62,475	1	138	-	139
Issuance of common stock, net	3,000,000	30	5,424	-	5,454
Net loss	-	-	-	(2,937)	(2,937)
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31,
	2024	2023
Operating Activities:
Net loss	$(3,508)	$(2,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,078	3,221
Amortization of debt discount	569	1,443
Amortization of stock-based compensation	13	563
Amortization of deferred financing costs	63	-
Loss on extinguishment of debt	1,059	-
Bad debt expense	13	153
Provision for inventory reserves	(43)	109
Loss on change in fair value of contingent consideration	1,608	1,419
Deferred income taxes	61	44
Changes to operating assets and liabilities:
Accounts receivable	1,850	(4,358)
Inventories	615	(409)
Prepaid expenses and other current assets	(194)	952
Accounts payable	(1,388)	4,486
Accrued expenses and other current liabilities	(395)	(47)
Deferred revenue	5	(91)
Customer deposits	(1,052)	755
Other, net	27	(136)
Net cash provided by operating activities	3,381	5,167

Investing activities
Purchases of property and equipment	(11)	(306)
Capitalization of labor for software development	(2,790)	(3,721)
Net cash used in investing activities	(2,801)	(4,027)

Financing activities
Proceeds from sale of common stock, net of offering expenses	-	5,454
Proceeds from borrowings under revolving credit facility	31,459	-
Repayment of borrowings under revolving credit facility	(18,415)	-
Payment of deferred financings costs	(306)	-
Repayment of term debt	(15,147)	(5,294)
Principal payments on finance leases	(44)	(23)
Net cash (used in) provided by financing activities	(2,453)	137
Increase (decrease) in Cash and Cash Equivalents	(1,873)	1,277
Cash and Cash Equivalents, beginning of year	2,910	1,633
Cash and Cash Equivalents, end of year	$1,037	$2,910

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

Reverse stock split

On March 27, 2023, the Company effected a 1-for-3 stock split of the shares of the Company’s common stock, par value $0.01 per share.

As a result of the reverse stock split, effective 12:01 am on March 27, 2023, every three shares of common stock then-issued and outstanding automatically combined into one share of common stock, with no change in par value per share.  All fractional shares resulting from the reverse split were rounded up to the nearest whole share of common stock.  In connection with the reverse stock split, the total number of shares of common stock authorized for issuance was reduced from 200,000,000 shares to 66,666,666 shares in proportion to the outstanding shares of common stock.

Effective as of the same time as the reverse stock split, the number of shares of common stock available for issuance under the Company’s equity compensation plans were reduced in proportion to the reverse stock split.  The reverse stock split also resulted in the number of shares of shares of common stock issuable upon exercise of outstanding warrants, or the exercise or vesting of equity awards, in proportion to the reverse stock split and caused a proportionate increase in exercise price or share-based performance criteria, where applicable.

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

At December 31, 2024, the Company has an accumulated deficit of $56,854, and negative working capital of $11,667. For the year ended December 31, 2024, the Company generated operating income of $938 and generated positive net cash flows from operations of $3,381. The Company’s contingent consideration obligation was dependent upon the market value of the Company’s share price at February 17, 2025, and contractually must be settled in cash. The estimated liability for financial statement accounting purposes is $12,815 as of  December 31, 2024. While the Company is currently generating cash from operations and refinanced its debt in 2024, the Credit Agreement (as defined in Note 7 Debt below) limits, via specific reserve, utilization of the Company’s line of credit to no more than $4,000 (or such lesser amount determined by the lender in its sole and absolute discretion) for payments to satisfy the contingent consideration obligation. Should the contingent consideration require a cash payment in excess of the specific reserve, the Company  may not have sufficient liquidity to settle this obligation without (i) receipt of a waiver under the Credit Agreement, (ii) an amendment to the Credit Agreement to permit additional funds from the line of credit to be used for payment of the contingent consideration obligation,  (iii) raising additional capital on the capital markets, the proceeds of which would be used, in whole or in part, to satisfy the contingent consideration obligation, or (iv) a reduction in the amount of the contingent consideration obligation. The conditions and events raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

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

Subsequent events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the Consolidated Financial Statements were issued and has determined that there were no such events that would require recognition or disclosure in the financial statements.

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

2. Recently Issued and Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard for the fiscal year ending December 31, 2024. See Note 12 Segment Reporting for new required disclosures.

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

3. Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit in financial institutions, in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of December 31, 2024. As of December 31, 2024, the Company had approximately $981 in cash that was held in a Canadian financial institution. The Company does not believe the balance presents a material concentration of credit risk, as the cash is held with a reputable financial institution.

4. Revenue Recognition

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

5. Allowance for Credit Losses

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

The Company had the following activity for its allowance for credit losses from December 31, 2022 to December 31, 2024:

Balance as of December 31, 2022	$984
Provision for credit losses	153
Write-offs charged against the allowance	(436)
Balance as of December 31, 2023	$701
Provision for credit losses	13
Recoveries	47
Write-offs charged against the allowance	(53)
Balance as of December 31, 2024	$708

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$1,465	$2,063
Work-in-process	530	504
Total inventories	$1,995	$2,567

The reserve for obsolete inventory at December 31, 2024 and 2023 was $112 and $160, respectively.

7. Impairment of Long-Lived Assets

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

8. Basic and Diluted Loss per Common Share

Basic and diluted loss income per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling approximately 6,152,233 and 6,223,134 at December 31, 2024 and 2023, respectively were excluded from the computation of loss per share as the strike price on the options and warrants were higher than the Company's market price and therefore anti-dilutive.

9. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of  December 31, 2024 and 2023.

10. Goodwill and Definite-Lived Intangible Assets

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

11. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: contingent purchase consideration valuation, allowance for credit losses, valuation allowances related to deferred taxes, and assumptions and estimates used to evaluate the recoverability of goodwill and other intangible assets and the related amortization methods and periods. Actual results could differ from those estimates.

12. Property and Equipment

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

Property and equipment consist of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Equipment	$277	$334
Leasehold improvements	141	298
Furniture and fixtures	189	205
Other depreciable assets	78	135
Total property and equipment	685	972
Less: accumulated depreciation and amortization	(364)	(473)
Net property and equipment	$321	$499

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned (in years)
Equipment	3 – 5
Furniture and fixtures	3 – 5
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $201 and $166 for the years ended December 31, 2024 and 2023, respectively. The Company disposed of certain fully depreciated fixed assets with an acquisition value of $310 and $150 for the years ended December 31, 2024 and 2023, respectively.

13. Contingent Consideration

On November 12, 2021, the Company, Reflect, CRI Acquisition Corporation, a direct wholly owned subsidiary of the Company (“CRI Acquisition”), and RSI Exit Corporation, representative of the former Reflect stockholders (“RSI”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which CRI Acquisition merged with and into Reflect, with Reflect surviving the merger and becoming our wholly owned subsidiary (the “Merger”). At the effective time of the Merger, which occurred on February 17, 2022, all shares of Reflect’s capital were converted into the right to receive cash and a total of 2,333,334 shares of Creative Realities common stock (the “Merger Shares”). The Merger Agreement also requires the Company to pay to the former Reflect stockholders additional contingent cash payments (the “Guaranteed Consideration”), if any, payable on or after February 17, 2025 (subject to the Extension Option described below, the “Guarantee Date”), in an amount by which the value of the Merger Shares on the Guarantee Date is less than $6.40 per share (such applicable amount, the “Guaranteed Price”), multiplied by the number of Merger Shares held by the Reflect stockholders on the Guarantee Date. On March 23, 2023, after the closing of the Merger, the Company completed a 1-for-3 reverse stock split (the “Reverse Split”) primarily intended to bring the Company into compliance with the minimum bid price requirements to maintain the listing of its common stock on the Nasdaq Capital Market. As a result of the Reverse Split, the number of Merger Shares decreased from 2,333,334 to 777,778. The Company and RSI have engaged in discussions regarding the impact that the Reverse Split had on the calculation of the Guaranteed Consideration, given that the Merger Agreement provides for a Guaranteed Price of $6.40 per share and does not provide for any adjustment to the Guaranteed Price as a result of the Reverse Stock Split or other similar transaction with respect to the Company’s common stock.  To date, the Company and RSI have not reached any agreement regarding the methodology for calculating Guaranteed Consideration under the plain terms of the Merger Agreement, and commencing March 17, 2025, former Reflect stockholders seeking payment of Guaranteed Consideration may submit written demands to the Company for a 30-day period.

The contingent liability associated with the Guaranteed Consideration is recorded in the Company’s Consolidated Balance Sheets at fair value and is remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model.

For financial statement purposes, consistent with prior reporting periods since the Reverse Split, the Company has and continues to book a contingent liability as of December 31, 2024 related to the Guaranteed Consideration as though the Reverse Split increased the Guaranteed Price from $6.40 per share to $19.20 per share, thereby recording an estimated potential liability for contingent consideration, at fair value of $12,815. The contingent liability, at fair value, as of December 31, 2024 related to the Guaranteed Consideration that would be calculated using a Guaranteed Price of $6.40 per share would result in an estimated liability of $3,017. The Company engaged an outside independent valuation firm to calculate the fair value of the Guaranteed Consideration at both the $6.40 and $19.20 Guaranteed Prices.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the years ended December 31, 2024 and 2023:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2024	2023
Hardware	$18,259	$20,303

Services:
Managed Services	19,547	15,916
Installation Services	8,968	4,892
Other Services	4,080	4,055
Total Services	32,595	24,863

Total Hardware and Services	$50,854	$45,166

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

Managed Services

Software as a service license sales

Software as a service includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted by the Company. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are generally 12-36 months in length and typically have perpetual autorenewal terms. We account for revenue from these services in accordance with ASC 985-20-15-5 and recognize revenue ratably over the performance period.

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

For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the Consolidated Statements of Operations within Sales and Marketing Expenses.

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Year Ended
	December 31,
	2024	2023
Supplemental non-cash Investing and Financing activities
Capitalized software labor in accounts payable	$67	$201

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,195	$1,685
Income taxes	$52	$78

NOTE 6: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at December 31, 2024 and 2023:

	December 31,		December 31,
	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$7,140	3,041	$6,900	2,255
Purchased and developed software	13,780	5,006	5,284	3,405
In-Process internally developed software platform	-	-	6,080	-
Customer relationships	13,910	4,350	13,910	3,054
Trademarks and trade names	1,260	852	1,260	660
Noncompete	-	-	30	28
Total amortizable intangible assets	36,090	13,249	33,464	9,402
Accumulated amortization	13,249		9,402
Net book value of amortizable intangible assets	$22,841		$24,062

For the years ended December 31, 2024 and 2023, amortization of intangible assets charged to operations was $3,877 and $3,055, respectively. For the year ended December 31, 2024, the Company wrote-off a $30 fully amortized noncompete asset and the related accumulated amortization. For the year ended December 31, 2023, the Company wrote-off a $340 fully amortized trade name asset, a $1,090 fully amortized customer list asset, a $2,864 fully amortized technology asset, a $758 fully amortized capitalized software and the related accumulated amortization. There was no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Operations as a result of these write-offs during the period.

Estimated amortization is as follows:

Estimated Future
Year ending December 31,	Amortization
2025	$4,390
2026	3,757
2027	3,199
2028	2,889
2029	2,889
Thereafter	5,717
Total	$22,841

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

Amortization
Period:
Acquired Intangible Asset:	(years)
Technology platform and patents	3 - 10
Purchased and developed software	3 - 7
Trade names	5
Customer relationships	10 - 15

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

The Company performed its annual impairment of goodwill qualitatively in 2024, and quantitatively in 2023 to determine whether it is more likely than not that the fair value of our reporting unit is below its carrying amount. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeded its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at September 30, 2024 and 2023. No indicators of potential impairment were identified as of December 31, 2024.  We believe our implied fair value continues to exceed our total carrying value as of December 31, 2024.

The Company recognizes that any changes in our projected 2025 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

NOTE 7: DEBT

Debt of the Company consists of the following:

	Issuance	Maturity	December 31,	December 31,		Interest Rate
Debt Instrument	Date	Date	2024	2023	Warrants	Information
Revolving Credit Facility	5/23/2024	5/23/2027	$13,044	$-	None	See Below
Acquisition Term Loan	2/17/2022	2/15/2025	$-	$10,000	833,334	8%
Consolidation Term Loan	2/17/2022	2/15/2025	-	5,147	898,165	10%
Total debt, gross			$13,044	$15,147
Less: Deferred financing costs			243	1,628
Total debt, net			$12,801	$13,519
Less: Current portion			-	3,690
Total long-term debt, net			$12,801	$9,829

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

In addition to refinancing the existing debt with Slipstream, the Company issued to Slipstream a $10,000, 36-month senior secured term loan (the “Acquisition Term Loan”) resulting in $10,000 in gross proceeds, or $9,950 in net proceeds. The Acquisition Term Loan matured on February 17, 2025 (the “Maturity Date”) and had an interest rate of 8.0%, with 50.0% warrant coverage (or 833,334 warrants). On the first day of each month, commencing March 1, 2022 through February 1, 2025, the Borrowers were required to make interest-only payments on the Acquisition Term Loan. No principal payments on the Acquisition Term Loan were payable until the Maturity Date.

In connection with the Acquisition Term Loan and Consolidation Term Loan warrant coverage, the Company issued to Slipstream a warrant to purchase an aggregate of 1,731,499 shares of Company common stock (the “Lender Warrant”). The Lender Warrant has a five-year term, an initial exercise price of $6.00 per share, subject to adjustments in the Lender Warrant, and was not exercisable until August 17, 2022. The warrants were assessed in accordance with ASC 470 and ASC 815 Derivatives and were deemed to represent bifurcated derivative instruments that should be recorded as liabilities in the Consolidated Balance Sheets. The Company performed a Black-Scholes valuation of the warrants as of the issuance date, resulting in a fair value of $2.4387 per warrant. In recording the warrant liability, the Company recorded a debt discount associated with each of the Acquisition and Consolidation Term Loans in an amount of $2,032 and $2,190, respectively. These amounts are amortized straight-line through interest expense over the life of the loans.

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

Revolving credit facility

On May 23, 2024, the Company entered into a Credit Agreement (the "Credit Agreement") with First Merchants Bank (the "Bank"). The Credit Agreement provides the Company with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank's approval and other customary terms and conditions set forth in the Credit Agreement. The revolving credit facility matures on May 23, 2027, subject to any earlier default under the Credit Agreement. The Credit Agreement requires the Company to pay the entire unpaid principal balance of the revolving credit facility on the maturity date, subject to any earlier default under the Credit Agreement. The Credit Agreement includes, among other things, the occurrence of any event which could reasonably be anticipated to cause or result in a “Material Adverse Effect” (as defined in the Credit Agreement) as an event of default under which the outstanding balance could become due and payable to the Bank. The Company has determined that the risk of such event is not probable and therefore has classified the outstanding balance in long-term liabilities in the Consolidated Balance Sheets based on the maturity date. Obligations under the Credit Agreement are secured by all assets of the Company.

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

The effective interest rate at December 31, 2024 was 7.16%. The Company pays accrued interest monthly on the first day of each successive calendar month.

The Company incurred $306 of deferred financing costs that were capitalized and recorded as other non-current assets within the Consolidated Balance Sheets.  Deferred financing costs are being amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $13,044 in outstanding borrowings under the revolving credit facility as of December 31, 2024. Total availability under the revolving facility was $5,056, after accounting for $4,000 reserved under the Credit Agreement until resolution of the Contingent Consideration.

As of December 31, 2024, the Company was in compliance with all applicable debt covenants.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

NOTE 9: INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
	2024	2023
Tax provision summary:
State income tax	$46	$39
Deferred tax expense – federal	41	9
Deferred tax expense – state	19	35
Tax expense	$106	$83

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

A reconciliation of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.5%	1.3%
Foreign rate differential	1.0%	1.1%
Fair value of Contingent Consideration	(9.7)%	(6.5)%
Provision-to-return adjustments	(5.6)%	0.5%
Net operating loss expirations	(24.5)%	(2.5)%
Deferred tax true-ups	(0.2)%	(1.0)%
State rate changes	(0.5)%	2.0%
Other permanent	(1.6)%	(1.2)%
Changes in valuation allowance	16.5%	(16.5)%
Effective tax rate	(3.1)%	(1.8)%

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Reserves	$239	$249
Property and equipment	41	57
Accrued expenses	325	514
Right-of-use Asset	(207)	(254)
Right-of-use Liability	212	254
IRC 163(j) Interest Carryforward	651	704
Debt issuance costs	-	135
Non-qualified stock options	1,645	1,708
IRC Section 174	1,962	593
Net foreign carryforwards	4,148	3,753
Research and development credits	2,312	2,312
US net operating loss and contribution carryforwards	37,437	38,010
Intangibles	(5,244)	(3,818)

Total deferred tax liabilities, net	43,521	44,217
Valuation allowance	(43,654)	(44,290)
Net deferred tax liabilities	$(133)	$(73)

As of December 31, 2024, the Company had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2024 that, if recognized, would affect the tax rate. It is the Company’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

Our deferred tax assets are primarily related to net federal and state operating loss carryforwards (NOLs). As of December 31, 2024, the Company has federal net operating loss carryforwards of $36,433, federal contribution carryforwards of $13, and state net operating loss carryforwards of $991 expiring between 2025 and 2044, $2,631 of which have an indefinite carryforward period but are subject to limitation on usage such that they cannot be utilized to offset more than 80% of taxable income in a given tax year. The federal statute of limitations remains open for tax years 2020 through 2023 and state tax jurisdictions generally have statutes of limitations open for tax years 2020 through 2023.

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

NOTE 10: WARRANTS

A summary of outstanding warrants accounted for as equity instruments in the Company's Consolidated Financial Statements for the years ended  December 31, 2024 and 2023 is included below:

	Warrants
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance December 31, 2022	5,824,027	$6.56	4.21
Warrants expired	(1,237,025)	$12.70	-
Balance December 31, 2023	4,587,002	$4.90	4.11
Warrants expired	-	-	-
Balance December 31, 2024	4,587,002	$4.90	3.11

NOTE 11: STOCK-BASED COMPENSATION

A summary of outstanding options as of December 31, 2024 is included below:

Time Vesting Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	506,672	5.66	$7.40	506,672	$7.40
8.01+	85,225	1.20	22.51	85,225	22.51
	591,897	5.01	$9.58	591,897	$9.58

Performance Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
240,000	5.42	$7.59	240,000	$7.59

Market Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
733,334	7.46	$3.00	-	$-

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2023	733,334	3.00	662,798	10.00	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(70,901)	13.56	-	-
Balance, December 31, 2024	733,334	3.00	591,897	9.57	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.1 years as of December 31, 2024.

Shares authorized for issuance under the Company's 2014 Stock Incentive Plan is 2,000,000. There are 1,565,231 options outstanding under the 2014 Stock Incentive Plan. The Company’s ability to issue new awards under its 2014 Stock Incentive Plan expired in 2023.

On October 18, 2024, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan, which authorizes the issuance of up to 2,500,000 shares.  No awards have been issued under the Plan as of December 31, 2024.

Employee Awards

Stock-based compensation expense recognized for the issuance of stock options to employees for the years ended  December 31, 2024 and 2023 of $13 and $383, respectively, was included in general and administrative expense in the Consolidated Financial Statements.

At December 31, 2024, there was $2 of total unrecognized compensation expense related to unvested share-based awards with market vesting criteria for employees. Compensation expense related to market vesting options will be recognized over the next 1.5 months and will be adjusted for any future forfeitures as they occur. The fair value of options on the grant date varied between $0.63 and $1.11 per award as determined using the Monte Carlo model.

Non-Employee Awards

Compensation expense recognized for the issuance of stock options, including those options awarded to our Board of Directors, for the years ended  December 31, 2024 and 2023 of $0 and $150, respectively, was included in general and administrative expense in the Consolidated Financial Statements. At December 31, 2024, there was no unrecognized compensation expense related to share-based awards to non-employees.

NOTE 12: SEGMENT REPORTING

Segment Information

We currently operate in one reportable segment, marketing technology solutions. The marketing technology solutions segment generates revenue through three primary sources which includes (1) hardware sales from reselling digital signage hardware from original equipment manufacturers, (2) services from helping customers design, deploy, and manage their digital signage and ad-based networks, and (3) recurring subscription licensing and support revenue from our digital signage and ad-tech software platforms, which are generally sold via a SaaS model.

Our Chief Executive Officer is our chief operating decision maker (the “CODM”). Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by service. Our CODM uses the segment information primarily to evaluate the profitability and strategic growth potential of the segment. The reported measures of profit or loss are benchmarked against historical performance and market expectations. Based on this analysis, the CODM determines whether or not to invest in new technology or reallocate operating expenses - namely personnel. In addition, the CODM reviews supplementary metrics such as disaggregated revenue as disclosed in Note 4 Revenue Recognition and customer growth to ensure that our strategic decisions are aligned with long-term performance goals.

The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our Consolidated Statements of Operations. Significant segment expenses are reported as total expenses on the Consolidated Statements of Operations. Segment assets are disclosed in the Consolidated Balance Sheets.

Significant Customers

We had three customers that accounted for 15%, 13% and 10% of revenue for the year ended December 31, 2024. No customer accounted for more than 10% of revenue for the year ended December 31, 2023.

We had one customer that accounted for 16% of accounts receivable at December 31, 2024 and two customers that accounted for 26% and 23% of accounts receivable at December 31, 2023.

Significant Vendors

We had two vendors that accounted for 27% and 10% of outstanding accounts payable at  December 31, 2024, and one vendor that accounted for 38% of outstanding accounts payable at December 31, 2023.

NOTE 13: LEASES

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

The Company determines the discount rate used to measure lease liabilities based on the rate implicit in the lease, if readily determinable. If the implicit rate is not available, the Company an incremental borrowing rate, which is determined based on the rate at which the Company could borrow on a collateralized basis over a similar term and in a similar economic environment to the lease.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2024 and 2023:

		Year Ended
		December 31,
		2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$787	$1,041
Finance lease assets	Property and equipment, net	114	146
Total leased assets		$901	$1,187

Liabilities
Short-term:
Operating lease obligation	Current maturities of operating leases	$466	$505
Finance lease obligation	Accrued expenses and other current liabilities	46	42
Long-term
Operating lease obligation	Long-term obligations under operating leases	342	536
Finance lease obligation	Other non-current liabilities	68	104
Total lease obligations		$922	$1,187

The following table summarizes the classification of lease expense in the Company's Consolidated Statements of Operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

Operating lease expense:
Operating lease expense	$584	$753
Finance lease expense:
Amortization of right-of-use assets	44	23
Interest on lease obligations	8	5
Total lease expense	$636	$781

The following table provides lease term and discount rate information related to operating leases as of December 31, 2024:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	2.1	2.6
Finance leases	2.3	3.4

Weighted average discount rate
Operating leases	9.6%	10.0%
Finance leases	5.5%	5.7%

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2024:

	Operating	Finance	Total
	Leases	Leases	Leases
2025	$516	$51	$567
2026	219	47	266
2027	150	23	173
2028	-	1	1
Total undiscounted cash flows	885	122	1,007
Less imputed interest	(77)	(8)	(85)
Present value of lease liabilities	$808	$114	$922

The following table provides supplemental information related to the Company's Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$575	$753
Operating cash flows paid for finance leases	$7	$5
Financing cash flows paid for finance leases	$44	$23

Right-of-use assets obtained in exchange for new finance lease liabilities	$13	$169

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

The Company contributed $288 and $253 to employee retirement plans for the year-ended December 31, 2024 and 2023, respectively.