Form 10-Q
period 2025-03-31
CREATIVE REALITIES, INC.
filed 2025-05-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-33169

Creative Realities, Inc.

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1967918
State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

13100 Magisterial Drive, Suite 102, Louisville KY	40223
Address of Principal Executive Offices	Zip Code

(502) 791-8800
Registrant’s Telephone Number, Including Area Code

13100 Magisterial Drive, Suite 100, Louisville KY 40223

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2025, the registrant had 10,518,932 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,149	$1,037
Accounts receivable, net	12,983	10,605
Inventories, net	1,788	1,995
Prepaid expenses and other current assets	959	859
Total Current Assets	$16,879	$14,496
Property and equipment, net	335	321
Goodwill	26,453	26,453
Other intangible assets, net	22,309	22,841
Operating lease right-of-use assets	682	787
Other non-current assets	333	312
Total Assets	$66,991	$65,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,658	$6,354
Accrued expenses and other current liabilities	2,767	3,210
Deferred revenues	3,479	1,137
Customer deposits	2,051	2,181
Current maturities of operating leases	404	466
Short-term debt	387	-
Short-term contingent consideration, at fair value	-	12,815
Total Current Liabilities	13,746	26,163
Revolving credit facility	19,238	13,044
Long-term debt	3,613	-
Long-term obligations under operating leases	295	342
Other non-current liabilities	229	201
Total Liabilities	37,121	39,750

Shareholders’ Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,447 and 10,447 shares issued and outstanding, respectively	104	104
Additional paid-in capital	83,252	82,210
Accumulated deficit	(53,486)	(56,854)
Total Shareholders’ Equity	29,870	25,460
Total Liabilities and Shareholders’ Equity	$66,991	$65,210

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Sales
Hardware	$3,394	$4,144
Services and other	6,340	8,141
Total sales	9,734	12,285
Cost of sales
Hardware	2,304	3,193
Services and other	2,977	3,328
Total cost of sales	5,281	6,521
Gross profit	4,453	5,764
Operating expenses:
Sales and marketing expenses	1,247	1,465
General and administrative expenses	3,928	4,375
Total operating expenses	5,175	5,840
Operating loss	(722)	(76)

Other expenses (income):
Interest expense, including amortization of debt discount	321	663
Gain on change in fair value of contingent consideration	-	(604)
Gain on settlement of contingent consideration	(4,775)	-
Other expense (income)	265	(35)
Total other expenses (income)	(4,189)	24
Net income (loss) before income taxes	3,467	(100)
Provision for income taxes	(99)	(9)
Net income (loss)	$3,368	$(109)
Basic earning (loss) per common share	$0.32	$(0.01)
Diluted earning (loss) per common share	$0.32	$(0.01)
Weighted average shares outstanding - basic	10,447	10,421
Weighted average shares outstanding - diluted	10,447	10,421

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net income (loss)	$3,368	$(109)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,187	839
Amortization of debt discount	-	360
Amortization of stock-based compensation	2	3
Amortization of deferred financing costs	26	-
Provision for inventory reserves	18	-
Gain on settlement of contingent consideration	(4,775)	-
Gain on change in fair value of contingent consideration	-	(604)
Deferred income taxes	39	4
Changes to operating assets and liabilities:
Accounts receivable	(2,378)	2,952
Inventories	189	(498)
Prepaid expenses and other current assets	(100)	(172)
Accounts payable	(1,744)	(2,976)
Accrued expenses and other current liabilities	(431)	317
Deferred revenue	2,342	645
Customer deposits	(130)	1,178
Other, net	(62)	(1)
Net cash (used in) provided by operating activities	(2,449)	1,938
Investing activities
Purchases of property and equipment	(8)	(6)
Capitalization of labor for software development	(613)	(824)
Net cash used in investing activities	(621)	(830)
Financing activities
Proceeds from borrowings under revolving credit facility	12,111	-
Repayment of borrowings under revolving credit facility	(5,917)	-
Settlement of contingent consideration	(3,000)	-
Repayment of term debt	-	(1,109)
Principal payments on finance leases	(12)	(10)
Net cash provided by (used in) financing activities	3,182	(1,119)
Increase (decrease) in cash and cash equivalents	112	(11)
Cash and cash equivalents, beginning of period	1,037	2,910
Cash and cash equivalents, end of period	$1,149	$2,899

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended March 31, 2025
Balance as of December 31, 2024	10,446,659	$104	$82,210	$(56,854)	$25,460
Stock-based compensation	-	-	2	-	2
Issuance of warrants	-	-	1,040	-	1,040
Net income	-	-	-	3,368	3,368
Balance as of March 31, 2025	10,446,659	$104	$83,252	$(53,486)	$29,870

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended March 31, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	3	-	3
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(109)	(109)
Balance as of March 31, 2024	10,446,659	$104	$82,200	$(53,455)	$28,849

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

Liquidity and Financial Condition; Going Concern

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

As of  March 31, 2025, the Company has an accumulated deficit of $53,486 and positive working capital of $3,133. For the three months ended March 31, 2025, the Company generated an operating loss of $722 and negative net cash flows from operations of $2,449. During the three months ended March 31, 2025, the Company settled its contingent consideration liability. The Company remains dependent on improving cash flows from operations, securing additional sources of liquidity, or both, to fund ongoing operations to meet its financial obligations, including its debt obligations under its current Credit Agreement.

In response to these conditions, the Company continues to evaluate its available options for amending its debt facilities or accessing the capital markets via equity financing.  However, these plans have not been finalized, are subject to market conditions, and in some respects are not within the Company’s control. Therefore, they cannot be deemed probable within one year after the date that the Condensed Consolidated Financial Statements are issued. As a result of the matters discussed above, including our losses, current liquidity level and projected capital needs, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern over the next twelve months from the date the Condensed Consolidated Financial Statements are issued.

The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying Condensed Consolidated Financial Statements follows:

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2025.

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

2. Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard for the fiscal year ending December 31, 2024. See Note 13 Segment Reporting for new required disclosures.

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

3. Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit in financial institutions, in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of March 31, 2025. As of March 31, 2025, the Company had approximately $908 in cash that was held in a Canadian financial institution. The Company does not believe the balance presents a material concentration of credit risk, as the cash is held with a reputable financial institution.

4. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, applying the five-step model.

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

5. Allowance for Credit Losses

The allowance for credit losses is the Company’s best estimate of the amount of expected lifetime credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions, customer credit, and past transaction history with the customer. The allowance for credit losses is included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for its allowance for credit losses for the three months ended March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024
Balance as of beginning of period	$708	$701
Write-offs charged against the allowance	(9)	-
Balance as of end of period	$699	$701

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$1,252	$1,465
Work-in-process	536	530
Total inventories	$1,788	$1,995

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

8. Basic and Diluted Earning (Loss) per Common Share

Basic and diluted earning (loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 6,913,928 and 6,222,800 at March 31, 2025 and 2024, respectively were excluded from the computation of earning (loss) per share as the strike price on the options and warrants were higher than the Company’s market price and therefore anti-dilutive.

9. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of March 31, 2025 and December 31, 2024.

10. Goodwill and Intangible Assets

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

The calculation of the fair value of separately identifiable intangible assets rely on a discounted cash flow model which utilizes inputs including the calculation of the weighted average cost of capital and management’s forecast of future financial performance which are unobservable and involve management judgment and are considered Level 3 estimates.

The calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2025 and 2024:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(in thousands)	2025	2024
Hardware	$3,394	$4,144

Services:
Managed Services	4,247	4,774
Installation Services	1,595	2,160
Other Services	498	1,207
Total Services	6,340	8,141

Total Hardware and Services	$9,734	$12,285

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

Note 5: Business Combinations

Merger-related Contingent Consideration Settlement

On November 12, 2021, the Company entered into an Agreement and Plan of Merger with Reflect and RSI Exit Corporation, as representative of the former stockholders of Reflect (the “Stockholders’ Representative”), which was amended on February 8, 2022, February 11, 2023, February 17, 2025, and February 23, 2025 (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, the Company’s direct, wholly owned subsidiary, CRI Acquisition Corporation, merged with and into Reflect, with Reflect continuing as the surviving entity and becoming a wholly owned subsidiary of the Company (the “Merger”). The Merger was closed on February 17, 2022. The Merger Agreement required the Company to pay to the former Reflect stockholders on or after February 17, 2025 (the “Guaranteed Date”) additional contingent supplemental cash payments (the “Guaranteed Consideration”) if the average closing price of the Company’s common stock in the fifteen (15) trading day period prior to the Guaranteed Date was below $6.40 per share (such applicable amount, the “Guaranteed Price”).

On March 14, 2025, the Company and Reflect entered into a Settlement Agreement and Fifth Amendment to Merger Agreement with the Stockholder’s Representative (the “Settlement Agreement”), pursuant to which the Company settled and resolved a dispute regarding the amount and enforceability of the Guaranteed Consideration. Pursuant to the Settlement Agreement, the Company’s obligation to pay the Guaranteed Consideration to the former Reflect stockholders was terminated and released. In consideration for such termination and release, (i) the Company deposited an aggregate of $3,000 in cash with an exchange agent for the ratable benefit of, and for distribution to, the former Reflect stockholders, (ii) the Company and Reflect (as co-obligors) delivered a subordinated promissory note in the principal amount of $4,000 payable to the order of the Stockholders’ Representative, as nominee for, and for the ratable benefit of, the former Reflect stockholders (the “Promissory Note”), and (iii) the Company agreed to issue to the former Reflect stockholders warrants to purchase their pro rata share of an aggregate of 777,800 shares of the Company’s common stock (the “Settlement Warrants”).

As a result of the Settlement Agreement, the Company derecognized the previously recorded contingent consideration liability related to the Merger of $12,815 and recorded the fair value of the settlement consideration of $8,040, which included $3,000 in cash, the $4,000 Promissory Note, and Settlement Warrants with a fair value of $1,040. The Company recognized a gain on settlement of $4,775 during the three months ended March 31, 2025 in the Condensed Consolidated Statement of Operations.

In conjunction with entering into the Settlement Agreement and related documents, the Company entered into a Consent Agreement dated March 14, 2025 with First Merchants Bank, among others (the “Consent Agreement”), pursuant to which (among other things) First Merchants Bank, the senior secured lender under the Company’s credit facility, agreed to waive certain negative covenants under the Company’s credit facility that may have otherwise been implicated by the transactions contemplated by the Settlement Agreement.

See Note 8 Debt and Note 11 Warrants for additional accounting considerations as a result of the issuance of the Promissory Note and Settlement Warrants.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Three Months Ended
	March 31,
	2025	2024
Supplemental non-cash investing and financing activities
Capitalized software in accounts payable	$58	$89
Property and equipment in accounts payable	$57	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$9
Issuance of term note as partial settlement of contingent consideration	$4,000	$-
Issuance of warrants as partial settlement of contingent consideration	$1,040	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$270	$323
Operating leases	$134	$190
Income taxes, net	$1	$-

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  March 31, 2025 and December 31, 2024:

	March 31,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$7,140	$3,253	$7,140	$3,041
Purchased and developed software	14,384	5,559	13,780	5,006
Customer relationships	13,910	4,673	13,910	4,350
Trademarks and trade names	1,260	900	1,260	852
	36,694	14,385	36,090	13,249
Accumulated amortization	14,385		13,249
Net book value of amortizable intangible assets	$22,309		$22,841

For the three months ended March 31, 2025 and 2024, amortization of intangible assets charged to operations was $1,136 and $790, respectively.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company over the fair value of net assets acquired by the Company. Goodwill is subject to an impairment review at a reporting unit level, evaluated on an annual basis at  September 30 of each fiscal year, when an event occurs, or circumstances change that would indicate potential impairment. The assessment may be performed quantitatively or qualitatively. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit. The Company assesses the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit.

During the three months ended March 31, 2025, the Company identified a triggering event during the quarter due to a sustained decline in the Company’s stock price and resulting market capitalization falling below the carrying value of its reporting unit. As a result, the Company performed a quantitative goodwill impairment test as of March 31, 2025.

The fair value of the reporting unit was estimated using a combination of the market approach and income approach (discounted cash flow method). The market approach considered valuation multiples of comparable public companies and recent industry acquisition activity. The income approach involved discounted projected cash flows based on management’s expectations of future performance, including historical trends, recent revenue growth, backlog, and customer acquisition activity. The valuation reflected assumptions regarding future operating results, terminal growth, and a discount rate reflecting the Company’s weighted-average cost of capital and risk profile.

Based on this analysis, the Company concluded that the fair value of the reporting unit exceeded its carrying amount, and therefore, no goodwill impairment charge was recorded in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025.

While no impairment was identified, the excess of the fair value over the carrying amount of the subject assets was not significant. Accordingly, changes in key assumptions, such as reductions in the Company’s projected 2025 operating results or further declines in its market capitalization, could result in a material impairment charge in a future period. The Company will continue to monitor actual performance relative to expectations and evaluate for potential impairment indicators in future periods. The valuation of goodwill involves significant judgment and estimation uncertainty, and future events could result in an impairment charge. A determination that there exists no impairment of goodwill in the current quarter does not mean and should not be interpreted as though there will not exist any impairment of goodwill in future quarters.

NOTE 8: DEBT

Debt for the Company consists of the following:

			March 31,	December 31,
Debt Instrument	Issuance Date	Maturity Date	2025	2024	Interest Rate Information
Revolving Credit Facility	5/23/2024	5/23/2027	$19,238	$13,044	See below
Promissory Note	3/14/2025	9/14/2027	4,000	-	14%

Total debt, gross			23,238	13,044
Less: Deferred financing costs			217	243
Total debt, net			23,021	12,801
Less: Current portion			387	-
Total long-term debt, net			$22,634	$12,801

Revolving Credit Facility

On May 23, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with First Merchants Bank (the “Bank”). The Credit Agreement provides the Company with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank’s approval and other customary terms and conditions set forth in the Credit Agreement. The revolving credit facility matures on May 23, 2027, subject to any earlier default under the Credit Agreement. The Credit Agreement requires the Company to pay the entire unpaid principal balance of the revolving credit facility on the maturity date, subject to any earlier default under the Credit Agreement. The Credit Agreement includes, among other things, the occurrence of any event which could reasonably be anticipated to cause or result in a “Material Adverse Effect” (as defined in the Credit Agreement) as an event of default under which the outstanding balance could become due and payable to the Bank. The Company has determined that the risk of such event is not probable and therefore has classified the outstanding balance in long-term liabilities in the Condensed Consolidated Balance Sheets based on the maturity date.

Effective March 31, 2025, the Company entered into an amendment to the Credit Agreement, modifying the financial covenant related to the Senior Funded to EBITDA ratio. Pursuant to the amendment, the Company is required to maintain a Senior Funded Debt to EBITDA ratio of less than 4 to 1 through June 30, 2025, and less than 3.75 to 1 beginning with the quarter ending September 30, 2025 and thereafter.

The revolving credit facility accrues interest at a floating rate equal to the 1-month SOFR, plus 0.11%, plus a floating margin ranging from 2.00% to 3.50% that adjusts quarterly, depending upon the Company’s Senior Funded Debt to EBITDA Ratio. The floating margin is determined as follows:

Senior Funded Debt to EBITDA Ratio	Floating Margin
< 1.00 to 1	2.00%
≥ 1.00 to 1.00 but < 2.00 to 1.00	2.50%
≥ 2.00 to 1.00 but < 3.00 to 1.00	3.00%
≥ 3.00 to 1.00	3.50%

The effective interest rate at March 31, 2025 was 7.43%. The Company pays accrued interest monthly on the first day of each successive calendar month.

The Company incurred $306 of deferred financing costs that were capitalized and recorded as other non-current assets within the Condensed Consolidated Balance Sheets. Deferred financing costs are being amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $19,238 in outstanding borrowings under the revolving credit facility as of March 31, 2025. Total availability under the revolving facility was $2,862.

As of March 31, 2025, the Company was in compliance with all applicable debt covenants.

Promissory Note

The Promissory Note was issued on March 14, 2025 as part of the Settlement Agreement to resolve the contingent consideration liability. It is an unsecured obligation of the Company. The Promissory Note bears interest at a fixed annual rate of 14.0%. In the event of a default (as defined in the Promissory Note), or during any period of non-payment caused by restrictions under the Subordination Agreement (as defined below), the interest rate increases to 17.0% per annum (the “Interest Rate”). The Promissory Note requires monthly payments of interest only commencing April 14, 2025 and continuing through September 14, 2025. Commencing October 14, 2025, the Company is required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, the Company is required to make a final balloon payment of $2,277, representing the remaining principal and accrued but unpaid interest outstanding at maturity.

The principal balance of the Promissory Note (together with accrued but unpaid interest on such amounts) may be prepaid in whole or in part at any time prior to maturity, subject to the Company’s payment of a make-whole payment with such prepayment. The make-whole payment is equal to the aggregate monthly payments of interest on the prepayment amount that would be due after the prepayment date and through the maturity date, using the percentage, if any, by which the Interest Rate exceeds a prescribed “yield maintenance treasury rate.”

The Stockholders’ Representative’s rights under the Promissory Note are subject to a Subordination Agreement dated of March 14, 2025 by and among the Company, Reflect, First Merchants Bank and the Stockholders’ Representative (the “Subordination Agreement”). Under the terms of the Subordination Agreement, during any period in which an event of default exists under the senior debt facilities, the Company is prohibited from making any payments on the Promissory Note unless First Merchants Bank provides prior written consent, and the Stockholders' Representative is prohibited from accepting or enforcing any payments during the subordination period. The Promissory Note includes a default interest provision that increases the stated interest rate to 17% in the event of nonpayment or other specified defaults.

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

For the three months ended March 31, 2025 and 2024, we reported tax expense of $99 and $9, respectively. At  March 31, 2025, the net deferred tax liabilities were $172 after valuation allowance, compared to net tax liabilities of $133 at December 31, 2024.

NOTE 11: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company’s Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at March 31, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at March 31, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 3.31 and 3.11 years at March 31, 2025 and December 31, 2024, respectively.

On March 14, 2025, the Company issued to the former Reflect stockholders the Settlement Warrants to purchase their pro rata share of an aggregate of 777,800 shares of the Company’s common stock at an exercise price equal to $3.25 per share, subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. The Settlement Warrants are exercisable immediately and expire six years from the date of issuance. They may be exercised for cash or, at the holder’s election, on a cashless (net settlement) basis. The Company evaluated the Settlement Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that the Settlement Warrants meet the criteria for equity classification. As such, the Settlement Warrants are not subject to remeasurement. Accordingly, the fair value of the Settlement Warrants at issuance was recorded as a component of additional paid-in capital within shareholders’ equity. The fair value of the Settlement Warrants was estimated at $1.34 per share as of the issuance date, using the Black-Scholes option pricing model. Key assumptions included: expected volatility of 94%, expected term of 6 years (matching the exercise term), risk-free interest rate of 4.15%, dividend yield of 0%, and the Company’s stock price of $1.88 as of the valuation date.

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
$4.01 - $8.00	506,672	5.41	$7.40	506,672	$7.40
$8.01+	69,120	1.22	21.04	69,120	$21.04
	575,792	4.91	$9.03	575,792

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	5.17	$7.59	240,000	$7.59

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	7.21	$3.00	-

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2024	733,334	3.00	591,897	$9.57	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(16,105)	28.80	-	-
Balance, March 31, 2025	733,334	3.00	575,792	9.03	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 4.98 years as of March 31, 2025.

Stock-based compensation expense recognized for the issuance of stock options for the three months ended March 31, 2025 and 2024, of $2 and $3, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements. At  March 31, 2025, there was no unrecognized compensation expense related to unvested share-based awards for employees.

On April 1, 2025, the Company granted stock options to purchase an aggregate of 567,500 shares of common stock to employees pursuant to the Company’s 2023 Stock Incentive Plan (the “Plan”), which was previously approved by shareholders. The options have an exercise price of $1.95 per share, equal to the closing market price of the Company’s common stock on the grant date.  The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company will determine the grant-date fair value using the Black-Scholes option pricing model with assumptions including expected volatility, term, risk-free interest rate, and dividend yield. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 Compensation - Stock Compensation, based on the grant-date fair value of the options.

NOTE 13: SEGMENT REPORTING

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

The measure used by our CODM to assess performance and make operating decisions is net income (loss) as reported on our Condensed Consolidated Statements of Operations. Significant segment expenses are reported as total expenses on the Condensed Consolidated Statements of Operations. Segment assets are disclosed in the Condensed Consolidated Balance Sheets.

Significant Customers

We had two customers that accounted for 13% and 11% of accounts receivable at March 31, 2025 and one customer that accounted for 16% of accounts receivable at December 31, 2024.

We had three customers that accounted for 20%, 11% and 10% of revenue for the three months ended  March 31, 2025, compared to four customers that accounted for 13%, 12%, 11%, and 10% of revenue for the three months ended March 31, 2024.

Significant Vendors

We had two vendors that accounted for 14% and 13% of outstanding accounts payable at  March 31, 2025, and two vendors that accounted for 27% and 10% of outstanding accounts payable at December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “proposes,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 14, 2025.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which any statement is based.

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

●

AdTech platforms – The Company has developed and deployed the AdLogic and Adlogic CPM+ platforms, which, working in conjunction with our CMS platforms, present completely integrated digital advertising solutions for existing and prospective customers seeking to monetize their in-store retail media networks. These platforms anchor the Company’s vertical expansion into AdTech bringing new, and expanding existing, addressable markets.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended March 31,		Change
	2025	2024	$	%
Sales	$9,734	$12,285	$(2,551)	21%
Cost of sales	5,281	6,521	$(1,240)	19%
Gross profit	4,453	5,764	(1,311)	23%
Sales and marketing expenses	1,247	1,465	(218)	15%
General and administrative expenses	3,928	4,375	(447)	10%
Total operating expenses	5,175	5,840	(665)	11%
Operating loss	(722)	(76)	(646)	850%
Other expenses (income):
Interest expense, including amortization of debt discount	321	663	(342)	52%
Gain on settlement of contingent consideration	(4,775)	-	(4,775)	100%
Gain on change in fair value of contingent consideration	-	(604)	604	100%
Other expense (income)	265	(35)	300	857%
Total other expenses (income)	(4,189)	24	(4,213)	17554%
Net income (loss) before income taxes	3,467	(100)	3,567	3567%
Provision for income taxes	(99)	(9)	(90)	1,000%
Net income (loss)	$3,368	$(109)	3,477	3190%

Sales

Sales decreased $2,551, or 21%, for the three months ending March 31, 2025 as compared to the same period in 2024. Hardware revenues were $3,394, a decrease of $750, or 18%, for the three months ending March 31, 2025 as compared to the same period in 2024. Delays and deferrals in existing and prospective customer deployment planning leading up to and immediately following the US presidential election negatively impacted the timing of hardware sales and associated installation activities. Services and other revenues were $6,340, a decrease of $1,801 or 22%. Installation services revenue decreased $565, or 26% for the three months ending March 31, 2025 as compared to the same period in 2024, due to aforementioned customer delays. Managed services revenue, which includes the Company’s SaaS subscription services, were $4,247, a decrease of $527, or 11%, as compared to the same period in 2024, as a result of reductions in the quantity of licenses subject to software subscriptions on our platforms driven by a single customer which insourced a portion of their hosted environment. Other services revenue decreased $709, or 59% for the three months ending March 31, 2025 as compared to the same period in 2024, as a result of the Company exiting media sales effective October 1, 2024.

Gross Profit

Gross profit margin was 46% and 47% for the three months ending March 31, 2025 and 2024, respectively. Hardware gross margin increased 9%, as a result of deployments utilizing hardware with more favorable margins due to the Company’s purchasing power, combined with increased pricing on certain hardware-only purchases by customers. Services and other gross margin decreased 6% as a result of a reduction in our SaaS subscription services and our exit from media sales effective October 1, 2024.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $218, or 15%, for the three-month period ended March 31, 2025 as compared to the same period in 2024, driven primarily by decreases of (1) $97 in fixed and variable salaries, taxes and benefits of our sales and marketing personnel, and (2) $90 in trade show and marketing activities.

General and Administrative Expenses

General and administrative expenses decreased by $447 or 10%, for the three months ending March 31, 2025 as compared to the same period in 2024. The decrease was primarily driven by (1) a $185 reduction in payroll-related expenses due to reduced average headcount in the current period, and (2) a $166 reduction in facilities expenses following relocation of the Company’s Dallas, Texas office, which became effective April 1, 2024.

Interest Expense

See Note 8 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Contingent Consideration

See Note 5 Business Combinations to the Condensed Consolidated Financial Statements for a discussion of the Company’s gain on settlement of contingent consideration.

Other expenses (income)

The Company recognized $265 in other expenses for the three months ended March 31, 2025, consisting primarily of (1) $120 in legal expenses incurred in connection with the contingent consideration settlement and (2) $136 in severance-related expenses in connection with the termination of certain employees as part of a cost-reduction initiative.

Summary Unaudited Quarterly Financial Information (Non-GAAP)

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles (“GAAP”) measure. Earnings before interest, depreciation, and amortization (“EBITDA”) and adjusted EBITDA (“Adjusted EBITDA”) are non-GAAP financial performance measures we believe offer a useful view of the overall operations of our business. These non-GAAP financial performance measures, which may not be comparable to, and may be defined differently than, similarly titled measures used or reported by other companies, should not be considered in isolation from or as a substitute for the related GAAP measures and should be read together with financial information presented on a GAAP basis.

EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. We use non-GAAP financial performance measures to supplement our GAAP results in order to provide a more complete understanding of the factors and trends affecting our business. We believe these non-GAAP financial performance measures are helpful in identifying trends in our day-to-day performance because the items excluded have little or no significance on our day-to-day operations. These measures provide an assessment of core expenses and afford management the ability to make decisions which are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Our management believes that these non-GAAP financial measures provide additional information useful for investors, shareholders and other stakeholders of our Company in gauging our results of operations on an ongoing basis.

EBITDA and Adjusted EBITDA have limitations as analytical tools. They should not be viewed in isolation or as a substitute for net income (loss) or any other measure of performance derived in accordance with GAAP. EBITDA and Adjusted EBITDA exclude certain expenses that we believe may not be indicative of our business operating results. EBITDA should not be considered as an alternative to net (loss) income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of cash flows, in each case as determined in accordance with GAAP, or as a measure of liquidity. EBITDA does not take into account changes in certain assets and liabilities as well as interest and income taxes that can affect cash flows. In addition, Adjusted EBITDA excludes stock-based compensation, fair value adjustments and both cash and non-cash non-recurring gains and charges. We strongly urge you to review the following reconciliation of net (loss) income to EBITDA and Adjusted EBITDA, along with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We also strongly urge you not to rely on any single financial performance measure to evaluate our business.

The table below shows the reconciliation of the Company’s net (loss) income to EBITDA and Adjusted EBITDA:

	Quarters Ended
	March 31	December 31	September 30	June 30	March 31
Quarters ended	2025	2024	2024	2024	2024
GAAP net (loss) income	$3,368	$(2,838)	$54	$(615)	$(109)
Interest expense:
Amortization of debt discount	-	-	-	209	360
Other interest, net	321	296	303	304	303
Depreciation/amortization:
Amortization of intangible assets	1,136	1,128	1,081	878	790
Amortization of employee share-based awards	2	4	3	3	3
Depreciation of property & equipment	51	49	51	52	49
Income tax (benefit) expense	99	(120)	192	25	9
EBITDA	$4,977	$(1,481)	$1,684	$856	$1,405
Adjustments
Loss (Gain) on fair value of contingent consideration	-	2,022	598	(408)	(604)
Gain on settlement of contingent consideration	(4,775)	-	-	-	-
Loss on debt extinguishment	-	-	-	1,059	-
Other (income) expense	265	(74)	(11)	18	(35)
Adjusted EBITDA	$467	$467	$2,271	$1,525	$766

Liquidity and Capital Resources

Overview

As of March 31, 2025, we had an accumulated deficit of $53,486 and positive working capital of $3,133. For the three months ended March 31, 2025, we generated an operating loss of $722 and negative net cash flows from operations of $2,449. We remain dependent on improving cash flows from operations, securing additional sources of liquidity, or both, to fund ongoing operations to meet our financial obligations, including our debt obligations under our current Credit Agreement.

Going Concern

In response to our accumulated deficit and capital requirements, we continue to evaluate our available options for amending our debt facilities or accessing the capital markets via equity financing. However, these plans have not been finalized, are subject to market conditions, and in some respects are outside of our control. Therefore, they cannot be deemed probable as of March 31, 2025. As a result of the matters discussed above, including our losses, current liquidity level and projected capital needs, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern within one year after the issuance date of the Condensed Consolidated Financial Statements included in this Report.

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will depend our ability to effectively raise capital through private or public placement of our equity securities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to execute on our business plan, and satisfy our obligations as they become due, will be materially and adversely affected. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

Our ability to obtain additional financing is extremely limited under current market conditions, including the significant amount of capital required, the market price of our stock and potential dilution from the issuance of any additional securities. If we are unable to identify other sources of funding, we may need to further adjust our operations. As a result of all of the matters discussed above, including our losses, current liquidity level and our projected capital needs, substantial doubt exists about our ability to continue as a going concern over the next twelve months from the date of issuance of the accompanying Condensed Consolidated Financial Statements.

Summary of Cash Flows

Operating Activities

The net cash used in operating activities during the three months ended March 31, 2025 was $2,449, compared to net cash provided by operating activities of $1,938 for the same period in 2024. During the three month period ending March 31, 2025, the Company generated net income of $3,368, which included a $4,775 gain on settlement of contingent liability, and depreciation and amortization expense of $1,187.  The Company used $2,314 in cash due to changes in operating assets and liabilities, primarily due to decreases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was $621, compared to $830 during the same period in 2024. We currently do not have any material commitments for capital expenditures as of March 31, 2025.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $3,182, compared to net cash used in financing activities of $1,119 for the same period in 2024. Net cash provided by financing activities during the three month period ended March 31, 2025 is primarily the result of net proceeds of $6,194 from borrowings and payments under the Company’s revolving credit facility, partially offset by $3,000 in cash payments made to former Reflect stockholders pursuant to the Settlement Agreement.

Debt

Revolving Credit Facility

On May 23, 2024, we entered into a Credit Agreement (the “Credit Agreement”) with First Merchants Bank (the “Bank”). The Credit Agreement provides us with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank’s approval and other customary terms and conditions set forth in the Credit Agreement. The Credit Agreement matures in May 2027 and requires us to pay the entire unpaid principal balance upon maturity.

The revolving credit facility accrues interest at a floating rate equal to the 1-month SOFR, plus 0.11%, plus a floating margin ranging from 2.00% to 3.50% that adjusts quarterly, depending upon our Senior Funded Debt to EBITDA Ratio. The effective interest rate at March 31, 2025 was 7.43%. We pay accrued interest monthly on the first day of each successive calendar month.

We had $19,238 in outstanding borrowings under the revolving credit facility as of March 31, 2025. Total availability under the revolving facility was $2,862.

Promissory Note

The Promissory Note was issued on March 14, 2025 in the original principal amount of $4,000 as part of the Settlement Agreement to resolve the contingent consideration liability. It is our unsecured obligation. The Promissory Note bears interest at a fixed annual rate of 14.0%. Upon the occurrence of and during an event of a default (as defined in the Promissory Note), or during any period of non-payment caused by restrictions under the Subordination Agreement, the interest rate increases to 17.0% per annum. The Promissory Note requires monthly payments of interest only commencing April 14, 2025 and continuing through September 14, 2025. Commencing October 14, 2025, we are required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, we are required to make a final balloon payment of $2,277, representing the remaining principal and accrued but unpaid interest outstanding at maturity.

The principal balance of the Promissory Note (together with accrued but unpaid interest on such amounts) may be prepaid in whole or in part at any time prior to maturity, subject to our payment of a make-whole payment with such prepayment. The make-whole payment is equal to the aggregate monthly payments of interest on the prepayment amount that would be due after the prepayment date and through the maturity date, using the percentage, if any, by which the applicable interest rate exceeds a prescribed “yield maintenance treasury rate.”

Equity

We had outstanding warrants accounted for as equity instruments in our Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at March 31, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at March 31, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 3.31 and 3.11 years at March 31, 2025 and December 31, 2024, respectively.

On March 14, 2025, we issued to the former Reflect stockholders the Settlement Warrants to purchase their pro rata share of an aggregate of 777,800 shares of our common stock at an exercise price equal to $3.25 per share, subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. The Settlement Warrants are exercisable immediately and expire six years from the date of issuance. They may be exercised for cash or, at the holder’s election, on a cashless (net settlement) basis. The fair value of the Settlement Warrants was estimated at $1.34 per share as of the issuance date, using the Black-Scholes option pricing model. Key assumptions included: expected volatility of 94%, expected term of 6 years (matching the exercise term), risk-free interest rate of 4.15%, dividend yield of 0%, and our stock price of $1.88 as of the valuation date.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in Part I, Item 1A, Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024, except for the following risk factor for which our investors should be aware:

Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions, our ability to raise capital on the capital markets, and our business, results of operations, prospects and financial condition.

The current Presidential Administration has proposed changes to U.S. and foreign government policy, including, but not limited to, changes to existing trade agreements, imposing significant increases in tariffs on goods imported into the U.S., particularly those manufactured in China, and greater restrictions on free trade generally. This has led to, among other things, adverse responses by foreign governments to U.S. trade policies. The implementation of tariffs is evolving. More tariffs may be increased or added in the future, which may significantly reduce global trade and trade between the impacted nations and the United States. As of the date of this Quarterly Report on Form 10-Q, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions.

In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have an adverse effect on our ability to raise capital on the capital markets in the future on terms acceptable to us, if at all.

Certain hardware that we procure and resell to our customers is supplied from vendors internationally, including certain media players from Taiwan and digital displays and mounts from Mexico and Vietnam. While we are currently unable to determine the aggregate impact of these tariffs, they could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass through the tariff costs via price increases to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

First Amendment to Credit Agreement

On May 12, 2025, First Merchants Bank, the Company and the Company’s subsidiaries executed a First Amendment to Credit Agreement. The amendment provides that, effective March 31, 2025, the maximum Senior Funded Debt to EBITDA ratio as of March 31, 2025 and June 30, 2025 was increased from 3.75 to 1.00 to 4.00 to 1.00, and the maximum ratio as of September 30, 2025 and thereafter remains at 3.75 to 1.00.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Third Amendment to Merger Agreement, dated February 17, 2025 by and among Creative Realities, Inc., Reflect Systems, Inc. and RSI Exit Corporation	8-K	10.1	February 18, 2025	—

10.2	Amendment to Option Agreement dated February 17, 2025	8-K	10.1	February 21, 2025	—

10.3	Fourth Amendment to Merger Agreement dated February 23, 2025 by and among Creative Realities, Inc., Reflect Systems, Inc. and RSI Exit Corporation	8-K	10.1	February 24, 2025	—

10.4	Form of Common Stock Purchase Warrant.	8-K	4.1	March 17, 2025	—

10.5	Settlement Agreement and Fifth Amendment to Merger Agreement dated March 14, 2025 by and among Creative Realities, Inc., Reflect Systems, Inc. and RSI Exit Corporation	8-K	10.1	March 17, 2025	—

10.6	$4,000,000 Promissory Note dated March 14, 2025 payable to the order of RSI Exit Corporation	8-K	10.2	March 17, 2025	—

10.7	Subordination Agreement dated March 14, 2025 by and among Creative Realities, Inc., Reflect Systems, Inc., First Merchants Bank and RSI Exit Corporation.	8-K	10.3	March 17, 2025	—

10.8	Consent Agreement dated March 14,2025 by and among First Merchants Bank, Allure Global Solutions, Inc., Creative Realities, Inc. and Reflect Systems, Inc.	8-K	10.4	March 17, 2025	—

10.9	First Amendment to Credit Agreement dated May 12, 2025 by and among First Merchant Bank, Creative Realities, Inc., Allure Global Solutions, Inc. and Reflect Systems, Inc.				X

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.				X

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: May 14, 2025	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ David Ryan Mudd
David Ryan Mudd Interim Chief Financial Officer