Form 10-Q
period 2025-06-30
CREATIVE REALITIES, INC.
filed 2025-08-13
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2025, the registrant had 10,518,932 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$569	$1,037
Accounts receivable, net	10,569	10,605
Inventories, net	1,055	1,995
Prepaid expenses and other current assets	921	859
Total Current Assets	$13,114	$14,496
Property and equipment, net	352	321
Goodwill	26,453	26,453
Other intangible assets, net	21,692	22,841
Operating lease right-of-use assets	1,791	787
Other non-current assets	251	312
Total Assets	$63,653	$65,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,169	$6,354
Accrued expenses and other current liabilities	2,368	3,210
Deferred revenues	1,856	1,137
Customer deposits	1,626	2,181
Current maturities of operating leases	420	466
Short-term debt	591	-
Short-term contingent consideration, at fair value	-	12,815
Total Current Liabilities	13,030	26,163
Revolving credit facility	16,093	13,044
Long-term debt	3,409	-
Long-term obligations under operating leases	1,491	342
Other non-current liabilities	187	201
Total Liabilities	34,210	39,750

Shareholders’ Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,519 and 10,447 shares issued and outstanding, respectively	105	104
Additional paid-in capital	84,641	82,210
Accumulated deficit	(55,303)	(56,854)
Total Shareholders’ Equity	29,443	25,460
Total Liabilities and Shareholders’ Equity	$63,653	$65,210

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales
Hardware	$7,073	$5,024	$10,467	$9,168
Services and other	5,957	8,091	12,297	16,232
Total sales	13,030	13,115	22,764	25,400
Cost of sales
Hardware	5,298	3,510	7,602	6,703
Services and other	2,715	2,817	5,692	6,145
Total cost of sales	8,013	6,327	13,294	12,848
Gross profit	5,017	6,788	9,470	12,552
Operating expenses:
Sales and marketing expenses	1,156	1,665	2,403	3,130
General and administrative expenses	5,192	4,531	9,120	8,906
Total operating expenses	6,348	6,196	11,523	12,036
Operating (loss) income	(1,331)	592	(2,053)	516

Other expenses (income):
Interest expense, including amortization of debt discount	513	513	834	1,176
Gain on settlement of contingent consideration	-	-	(4,775)	-
Gain on change in fair value of contingent consideration	-	(408)	-	(1,012)
Loss on debt extinguishment	-	1,059	-	1,059
Other (income) expense	(1)	18	264	(17)
Total other expenses (income)	512	1,182	(3,677)	1,206
Net (loss) income before income taxes	(1,843)	(590)	1,624	(690)
Benefit (provision) for income taxes	26	(25)	(73)	(34)
Net (loss) income	$(1,817)	$(615)	$1,551	$(724)
Basic (loss) earning per common share	$(0.17)	$(0.06)	$0.15	$(0.07)
Diluted (loss) earning per common share	$(0.17)	$(0.06)	$0.15	$(0.07)
Weighted average shares outstanding - basic	10,496	10,447	10,471	10,434
Weighted average shares outstanding - diluted	10,496	10,447	10,568	10,434

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net income (loss)	$1,551	$(724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,404	1,769
Amortization of debt discount	-	569
Amortization of stock-based compensation	1,344	6
Amortization of deferred financing costs	51	12
Bad debt expense	57	130
Provision for inventory reserves	14	(49)
Deferred income taxes	9	23
Gain on settlement of contingent consideration	(4,775)	-
Loss on extinguishment of debt	-	1,059
Gain on change in fair value of contingent consideration	-	(1,012)
Changes to operating assets and liabilities:
Accounts receivable	(21)	2,847
Inventories	926	(379)
Prepaid expenses and other current assets	38	(299)
Accounts payable	(207)	(2,630)
Accrued expenses and other current liabilities	(768)	705
Deferred revenue	719	1,814
Customer deposits	(555)	352
Other, net	(14)	13
Net cash provided by operating activities	773	4,206
Investing activities
Purchases of property and equipment	(109)	(8)
Capitalization of labor for software development	(1,155)	(1,487)
Net cash used in investing activities	(1,264)	(1,495)
Financing activities
Proceeds from borrowings under revolving credit facility	18,334	13,860
Repayment of borrowings under revolving credit facility	(15,285)	(41)
Settlement of contingent consideration	(3,000)	-
Repayment of term debt	-	(15,147)
Payment of deferred financing costs	-	(186)
Principal payments on finance leases	(26)	(21)
Net cash provided by (used in) financing activities	23	(1,535)
Increase (decrease) in cash and cash equivalents	(468)	1,176
Cash and cash equivalents, beginning of period	1,037	2,910
Cash and cash equivalents, end of period	$569	$4,086

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended June 30, 2025
Balance as of March 31, 2025	10,446,659	$104	$83,252	$(53,486)	$29,870
Stock-based compensation	-	-	1,249	-	1,249
Shares issued to directors as compensation	72,273	1	140	-	141
Net income	-	-	-	(1,817)	(1,817)
Balance as of June 30, 2025	10,518,932	$105	$84,641	$(55,303)	$29,443

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Six Months Ended June 30, 2025
Balance as of December 31, 2024	10,446,659	$104	$82,210	$(56,854)	$25,460
Stock-based compensation	-	-	1,251	-	1,251
Shares issued to directors as compensation	72,273	1	140	-	141
Issuance of warrants	-	-	1,040	-	1,040
Net loss	-	-	-	1,551	1,551
Balance as of June 30, 2025	10,518,932	$105	$84,641	$(55,303)	$29,443

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended June 30, 2024
Balance as of March 31, 2024	10,446,659	$104	$82,200	$(53,455)	$28,849
Stock-based compensation	-	-	3	-	3
Net loss	-	-	-	(615)	(615)
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Six Months Ended June 30, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	6	-	6
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(724)	(724)
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237

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

As of  June 30, 2025, the Company has an accumulated deficit of $55,303 and positive working capital of $84. For the three months ended June 30, 2025, the Company generated an operating loss of $1,331 and positive net cash flows from operations of $773. On  March 14, 2025, the Company successfully resolved its contingent consideration obligations related to the Reflect merger, reducing the short-term liability burden and eliminating a material uncertainty that had existed in prior periods. The Company remains reliant on improved cash flow generation, revenue growth, or access to external financing to fund operations and meet upcoming debt service obligations, including required amortization under the Promissory Note beginning October 2025 and its debt service obligations under its current Credit Agreement.

In response to these conditions, the Company continues to evaluate its available options for amending its debt facilities or accessing the capital markets via equity financing.  These plans are in development but are not yet finalized, are subject to external market conditions, and involve elements outside of the Company’s control. Therefore, they cannot be deemed probable to occur within one year after the date of issuance of the Condensed Consolidated Financial Statements. The Company has concluded that due to its projected liquidity needs and uncertainty surrounding the successful execution of its plans, substantial doubt about the Company’s ability to continue as a going concern exists over the twelve months subsequent to the date of issuance of the Condensed Consolidated Financial Statements.

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

2. Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires public entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense captions. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date guidance in ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit in financial institutions, in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of June 30, 2025. As of June 30, 2025, the Company had approximately $482 in cash that was held in a Canadian financial institution. The Company does not believe the balance presents a material concentration of credit risk, as the cash is held with a reputable financial institution.

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

The Company had the following activity for its allowance for credit losses for the six months ended June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024
Balance as of beginning of period	$699	$701
Amounts accrued	57	130
Write-offs charged against the allowance	(126)	-
Balance as of end of period	$630	$831

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$667	$1,465
Work-in-process	388	530
Total inventories	$1,055	$1,995

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

8. Basic and Diluted Earning (Loss) per Common Share

Basic and diluted earning (loss) per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding includes only outstanding common shares. Diluted weighted average shares outstanding includes outstanding common shares and potential dilutive common shares outstanding in accordance with the treasury stock method. Shares reserved for outstanding stock options and warrants totaling 7,290,816 and 6,219,800 at June 30, 2025 and 2024, respectively, were excluded from the computation of earning (loss) per share for the six months ended June 30, 2025 and 2024, as the exercise prices on those options and warrants were higher than the Company’s average market price during the period and therefore anti-dilutive. Shares reserved for outstanding stock options and warrants totaling 7,858,316 and 6,219,800 at June 30, 2025 and 2024, respectively, were excluded from the computation of loss per share for the three months ended June 30, 2025 and 2024, as those options and warrants were anti-dilutive.

9. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of June 30, 2025 and December 31, 2024.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2025 and 2024:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2025	2024	2025	2024
Hardware	$7,073	$5,024	$10,467	$9,168

Services:
Managed Services	4,484	4,847	8,731	9,621
Installation Services	1,239	2,038	2,834	4,198
Other Services	234	1,206	732	2,413
Total Services	5,957	8,091	12,297	16,232

Total Hardware and Services	$13,030	$13,115	$22,764	$25,400

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

As a result of the Settlement Agreement, the Company derecognized the previously recorded contingent consideration liability related to the Merger of $12,815 and recorded the fair value of the settlement consideration of $8,040, which included $3,000 in cash, the $4,000 Promissory Note, and Settlement Warrants with a fair value of $1,040. The Company recognized a gain on settlement of $4,775 during the six months ended June 30, 2025 in the Condensed Consolidated Statement of Operations.

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

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Six Months Ended
	June 30,
	2025	2024
Supplemental non-cash investing and financing activities
Capitalized software in accounts payable	$65	$65
Property and equipment in accounts payable	$24	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,509	$-
Tenant allowance receivable recognized under lease incentive	$100	$-
Capitalized deferred financing costs in accounts payable	$-	$95
Issuance of term note as partial settlement of contingent consideration	$4,000	$-
Issuance of warrants as partial settlement of contingent consideration	$1,040	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$748	$601
Operating leases	$269	$306
Income taxes, net	$53	$44

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  June 30, 2025 and December 31, 2024:

	June 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$7,140	$3,464	$7,140	$3,041
Purchased and developed software	14,932	6,141	13,780	5,006
Customer relationships	13,910	4,997	13,910	4,350
Trademarks and trade names	1,260	948	1,260	852
	37,242	15,550	36,090	13,249
Accumulated amortization	15,550		13,249
Net book value of amortizable intangible assets	$21,692		$22,841

For the three months ended June 30, 2025 and 2024, amortization of intangible assets charged to operations was $1,165 and $878, respectively. For the six months ended June 30, 2025 and 2024, amortization of intangible assets charged to operations was $2,301 and $1,668, respectively.

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

The Company performed its annual impairment of goodwill qualitatively in 2024 to determine whether it is more likely than not that the fair value of our reporting unit is below its carrying amount. Using the qualitative approach, the Company reviews macroeconomic conditions, industry and market conditions and entity specific factors, including strategies and financial performance for potential indicators of impairment. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeded its carrying value, and accordingly, the goodwill associated with the reporting unit was not considered to be impaired at  September 30, 2024.

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

No indicators of impairment were identified during the three months ended  June 30, 2025.

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

NOTE 8: DEBT

Debt for the Company consists of the following:

			June 30,	December 31,
Debt Instrument	Issuance Date	Maturity Date	2025	2024	Interest Rate Information
Revolving Credit Facility	5/23/2024	5/23/2027	$16,093	$13,044	See below
Promissory Note	3/14/2025	9/14/2027	4,000	-	14%

Total debt, gross			20,093	13,044
Less: Deferred financing costs			192	243
Total debt, net			19,901	12,801
Less: Current portion			591	-
Total long-term debt, net			$19,310	$12,801

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

Effective June 30, 2025, the Company entered into a second amendment to the Credit Agreement, amending the borrowing base used to determine the availability of the Company’s revolving line of credit under the Credit Agreement.  The borrowing base is equal to a percentage, or “Borrowing Base Margin,” of the sum of (a) the net orderly liquidation value of certain contracts of the Company eligible for inclusion, less (b) reserves required by the Bank, in each case as determined in accordance with the Credit Agreement.  The amendment provides that the Borrowing Base Margin means (i) 95% from June 30, 2025 through September 29, 2025, (ii) 90% from September 30, 2025 through October 30, 2025, and (iii) 85% on and after October 31, 2025.

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

The effective interest rate at June 30, 2025 was 7.94%. The Company pays accrued interest monthly on the first day of each successive calendar month.

The Company incurred $306 of deferred financing costs that were capitalized and recorded as other non-current assets within the Condensed Consolidated Balance Sheets. Deferred financing costs are being amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $16,093 in outstanding borrowings under the revolving credit facility as of June 30, 2025. Total availability under the revolving facility was $6,007.

As of June 30, 2025, the Company was in compliance with all applicable debt covenants.

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

The Stockholders’ Representative’s rights under the Promissory Note are subject to a Subordination Agreement dated of March 14, 2025 by and among the Company, Reflect, First Merchants Bank and the Stockholders’ Representative (the “Subordination Agreement”). Under the terms of the Subordination Agreement, during any period in which an event of default exists under the senior debt facilities, the Company is prohibited from making any payments on the Promissory Note unless First Merchants Bank provides prior written consent, and the Stockholders’ Representative is prohibited from accepting or enforcing any payments during the subordination period. The Promissory Note includes a default interest provision that increases the stated interest rate to 17% in the event of nonpayment or other specified defaults. The effective interest rate at June 30, 2025 was 14%.

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

For the three months ended June 30, 2025 we reported a tax benefit of $26. We reported tax expense of $25 for the three months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, we reported tax expense of $73 and $34, respectively. At  June 30, 2025, the net deferred tax liabilities were $142 after valuation allowance, compared to net tax liabilities of $133 at December 31, 2024.

NOTE 11: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company’s Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at June 30, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at June 30, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 3.06 and 3.11 years at June 30, 2025 and December 31, 2024, respectively.

On March 14, 2025, as part of the contingent consideration settlement described in Note 5, the Company issued to the former Reflect stockholders, in their capacities as selling stockholders and not as outside investors, the Settlement Warrants to purchase their pro rata share of an aggregate of 777,800 shares of the Company’s common stock at an exercise price equal to $3.25 per share, subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. The Settlement Warrants are exercisable immediately and expire six years from the date of issuance. They may be exercised for cash or, at the holder’s election, on a cashless (net settlement) basis. The Company evaluated the Settlement Warrants under ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, and concluded that the Settlement Warrants meet the criteria for equity classification. As such, the Settlement Warrants are not subject to remeasurement. Accordingly, the fair value of the Settlement Warrants at issuance was recorded as a component of additional paid-in capital within shareholders’ equity. The fair value of the Settlement Warrants was estimated at $1.34 per share as of the issuance date, using the Black-Scholes option pricing model. Key assumptions included: expected volatility of 94%, expected term of 6 years (matching the exercise term), risk-free interest rate of 4.15%, dividend yield of 0%, and the Company’s stock price of $1.88 as of the valuation date.

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
< $4.00	945,500	9.83	$2.39	-
$4.00 - $8.00	506,672	5.16	7.40	506,672	7.40
$8.01+	68,008	0.99	20.72	68,008	20.72
	1,520,180	7.88	$4.88	574,680

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	4.92	$7.59	240,000	$7.59

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	6.96	$3.00	733,334	$3.00

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2024	733,334	3.00	591,897	$9.57	240,000	$7.59
Granted	-	-	945,500	2.39	-	-
Forfeited or expired	-	-	(17,217)	29.56	-	-
Balance, June 30, 2025	733,334	3.00	1,520,180	$4.88	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.79 years as of June 30, 2025.

Employee Awards

On April 1, 2025, the Company granted stock options to purchase an aggregate of 567,500 shares of common stock to employees pursuant to the Company’s 2023 Stock Incentive Plan (the “Plan”), which was previously approved by shareholders. The options have an exercise price of $1.95 per share, equal to the closing market price of the Company’s common stock on the grant date.  The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 96%, expected term of 6.5 years, risk-free interest rate of 4.00%, dividend yield of 0%, and the Company’s stock price of $1.95 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 Compensation - Stock Compensation, based on the grant-date fair value of the options.

On June 2, 2025, the Company granted stock options to purchase an aggregate of 378,000 shares of common stock to employees under the Plan. The options have an exercise price of $3.05 per share, equal to the closing market price of the Company’s common stock on the grant date.  The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 4.17%, dividend yield of 0%, and the Company’s stock price of $3.05 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 Compensation - Stock Compensation, based on the grant-date fair value of the options.

On June 2, 2025, the Company accelerated the vesting of options to purchase 733,334 shares of common stock. Prior to such acceleration, the vesting of these options depended on the Company’s share price meeting various price targets. One such share price target was an amount equal to the “Guaranteed Price,” as such term is defined in the Merger Agreement by and among the Company, Reflect, CRI Acquisition Corporation, a Delaware corporation, and RSI Exit Corporation, a Texas corporation and representative of the former stockholders of Reflect (“RSI”). On March 14, 2025, the Company and RSI settled and resolved a dispute related to the Guaranteed Consideration. On June 2, 2025, in consideration of the efforts in resolving and settling such dispute, the Compensation Committee of the Company fully vested the 733,334 options. As a result of the amendment and corresponding vesting, the Company recognized stock compensation expense of $1,149 during the three months ended June 30, 2025.

On July 3, 2025, the Company granted 575,000 restricted stock options under the Plan. The restricted stock options vest in three equal installments over a period of three years, subject to continued service through the applicable vesting dates. The grant date fair value of the restricted stock units was estimated at $3.30 per share based on the closing price of the Company's common stock on the grant date. The Company expects to recognize stock-based compensation expense of approximately $1,898 over the requisite service periods.

Stock-based compensation expense recognized for the issuance of stock options for the three months ended June 30, 2025 and 2024, of $1,249 and $3, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

Stock-based compensation expense recognized for the issuance of stock options for the six months ended June 30, 2025 and 2024, of $1,251 and $6, respectively, was included in general and administrative expense in the Condensed Consolidated Financial Statements.

At  June 30, 2025, there was $1,713 in unrecognized compensation expense related to unvested share-based awards for employees, which is expected to be recognized over a weighted-average period of approximately 2.84 years.

NOTE 13: SEGMENT REPORTING

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard for the fiscal year ending December 31, 2024.

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

Significant Customers

We had two customers that accounted for 29% and 11% of accounts receivable at June 30, 2025 and one customer that accounted for 16% of accounts receivable at December 31, 2024.

We had one customer that accounted for 20% of revenue for the three months ended  June 30, 2025, compared to four customers that accounted for 13%, 13%, 11%, and 10% of revenue for the three months ended June 30, 2024.

We had two customers that accounted for 13%, and 12% of revenue for the six months ended  June 30, 2025, compared to three customers that accounted for 13%, 12%, and 10% of revenue for the six months ended June 30, 2024.

Significant Vendors

We had two vendors that accounted for 29% and 13% of outstanding accounts payable at  June 30, 2025, and two vendors that accounted for 27% and 10% of outstanding accounts payable at December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “proposes,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on May 14, 2025 and March 14, 2025, respectively.

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

Overview

The Company transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail;

●	Entertainment and Sports Venues;

●	Restaurants, including quick-serve restaurants (“QSR”);

●	Convenience Stores;

●	Financial Services;

●	Automotive;

●	Medical and Healthcare Facilities;

●	Mixed Use Developments;

●	Corporate Communications, Employee Experience; and

●	Digital out of Home (“DOOH”) Advertising Networks.

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

Our Sources of Revenue

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage network, including:

o	Hardware system design/engineering;

o	Hardware installation;

o	Content development;

o	Content scheduling; and

o	Post-deployment network and field support.

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms include:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	Reflect AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Clarity, the Company’s menu board solution, which has become a market leader for a range of restaurant and convenience store applications;

o	Reflect Zero Touch, which allows customers to turn any screen into an interactive experience by allowing guests to engage using their mobile device;

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended June 30,		Change
	2025	2024	$	%
Sales	$13,030	$13,115	$(85)	1%
Cost of sales	8,013	6,327	$1,686	27%
Gross profit	5,017	6,788	(1,771)	26%
Sales and marketing expenses	1,156	1,665	(509)	31%
General and administrative expenses	5,192	4,531	661	15%
Total operating expenses	6,348	6,196	152	2%
Operating (loss) income	(1,331)	592	(1,923)	325%
Other expenses (income):
Interest expense, including amortization of debt discount	513	513	-	0%
Gain on change in fair value of contingent consideration	-	(408)	408	100%
Loss on debt extinguishment	-	1,059	(1,059)	100%
Other (income) expense	(1)	18	(19)	106%
Total other expenses (income)	512	1,182	(670)	57%
Net loss before income taxes	(1,843)	(590)	(1,253)	212%
Benefit (provision) for income taxes	26	(25)	51	204%
Net loss	$(1,817)	$(615)	(1,202)	195%

Sales

Sales decreased $85, or 1%, for the three months ending June 30, 2025 as compared to the same period in 2024. Hardware revenues were $7,073, an increase of $2,049, or 41%, for the three months ending June 30, 2025 as compared to the same period in 2024. The increase in hardware revenues was primarily driven by purchases from customers in our QSR and sports and entertainment verticals, who procured hardware in advance of scheduled deployments anticipated in the second half of 2025. Services and other revenues were $5,957, a decrease of $2,134 or 26%. Installation services revenue decreased $799, or 39% for the three months ending June 30, 2025 as compared to the same period in 2024, due to fewer deployments in the period. Managed services revenue, which includes the Company’s SaaS subscription services, were $4,484, a decrease of $363, or 7%, as compared to the same period in 2024, as a result of reductions in the quantity of licenses subject to software subscriptions on our platforms driven by a single customer which insourced a portion of their hosted environment. Other services revenue decreased $972, or 81% for the three months ending June 30, 2025 as compared to the same period in 2024, as a result of the Company exiting media sales effective October 1, 2024.

Gross Profit

Gross profit margin was 39% and 52% for the three months ending June 30, 2025 and 2024, respectively. Hardware gross margin decreased 5%, as a result of scheduled deployments utilizing hardware with less favorable margins. Services and other gross margin decreased 11% as a result of a reduction in our SaaS subscription services and our exit from media sales effective October 1, 2024.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $509, or 31%, for the three-month period ended June 30, 2025 as compared to the same period in 2024, driven primarily by decreases of (1) $452 in fixed and variable salaries, taxes and benefits of our sales and marketing personnel, and (2) $39 in trade show and marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $661 or 15%, for the three months ending June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by a $1,339 rise in stock-based compensation expense for employees and directors. Excluding stock-based compensation, general and administrative expenses decreased by $678, reflecting the impact of various cost containment efforts. These included a $485 reduction in fixed and variable salaries, benefits, and payroll taxes for general and administrative personnel, as well as broad-based savings achieved across multiple spending categories. The Company implemented a number of low-cost restructuring measures and targeted vendor spend reductions, none of which were individually material, but which collectively contributed to a more efficient back-office cost structure. These actions were further supported by the retirement of legacy software platforms and the transition to a unified ERP system, which has enabled modest improvements in workflow efficiency and systems integration.

Interest Expense

See Note 8 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Six Months
	Ended June 30,		Change
	2025	2024	$	%
Sales	$22,764	$25,400	$(2,636)	10%
Cost of sales	13,294	12,848	446	3%
Gross profit	9,470	12,552	(3,082)	25%
Sales and marketing expenses	2,403	3,130	(727)	23%
General and administrative expenses	9,120	8,906	214	2%
Total operating expenses	11,523	12,036	(513)	4%
Operating (loss) income	(2,053)	516	(2,569)	498%
Other expenses (income):
Interest expense, including amortization of debt discount	834	1,176	(342)	29%
Gain on settlement of contingent consideration	(4,775)	-	(4,775)	100%
Gain on change in fair value of contingent consideration	-	(1,012)	1,012	100%
Loss on debt extinguishment	-	1,059	(1,059)	100%
Other expense (income)	264	(17)	281	1653%
Total other expenses (income)	(3,677)	1,206	(4,883)	405%
Net income (loss) before income taxes	1,624	(690)	2,314	335%
Provision from income taxes	(73)	(34)	(39)	115%
Net income (loss)	$1,551	$(724)	2,275	314%

Sales

Sales decreased $2,636, or 10%, for the six months ending June 30, 2025 as compared to the same period in 2024. Hardware revenues were $10,467, an increase of $1,299, or 14%, for the six months ending June 30, 2025 as compared to the same period in 2024. The increase in hardware revenues was primarily driven by purchases from customers in our QSR and sports and entertainment verticals, who procured hardware in advance of scheduled deployments anticipated in the second half of 2025. Services and other revenues were $12,297, a decrease of $3,935 or 24%. Installation services revenue decreased $1,364, or 32% for the six months ending June 30, 2025 as compared to the same period in 2024, due to fewer deployments in the period. Managed services revenue, which includes the Company’s SaaS subscription services, were $8,731, a decrease of $890, or 9%, as compared to the same period in 2024, as a result of reductions in the quantity of licenses subject to software subscriptions on our platforms driven by a single customer which insourced a portion of their hosted environment. Other services revenue decreased $1,681, or 70% for the six months ending June 30, 2025 as compared to the same period in 2024, as a result of the Company exiting media sales effective October 1, 2024.

Gross Profit

Gross profit margin was 42% and 49% for the six months ending June 30, 2025 and 2024, respectively. Hardware gross margin remained consistent at 27%. Services and other gross margin decreased 8% as a result of a reduction in our SaaS subscription services and our exit from media sales effective October 1, 2024.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $727, or 23%, for the six-month period ended June 30, 2025 as compared to the same period in 2024, driven primarily by decreases of (1) $583 in fixed and variable salaries, taxes and benefits of our sales and marketing personnel, and (2) $118 in trade show and marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $214 or 2%, for the six months ending June 30, 2025 as compared to the same period in 2024. The increase was primarily driven by a $1,338 rise in stock-based compensation expense for employees and directors. Excluding stock-based compensation, general and administrative expenses decreased by $1,124, reflecting the impact of various cost containment efforts. These included a $485 reduction in fixed and variable salaries, benefits, and payroll taxes for general and administrative personnel, as well as broad-based savings achieved across multiple spending categories. The Company implemented a number of low-cost restructuring measures and targeted vendor spend reductions, none of which were individually material, but which collectively contributed to a more efficient back-office cost structure. These actions were further supported by the retirement of legacy software platforms and the transition to a unified ERP system, which has enabled modest improvements in workflow efficiency and systems integration.

Interest Expense

See Note 8 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Contingent Consideration

See Note 5 Business Combinations to the Condensed Consolidated Financial Statements for a discussion of the Company’s gain on settlement of contingent consideration.

Other expenses (income)

The Company recognized $264 in other expenses for the six months ending June 30, 2025 , consisting primarily of (1) $120 in legal expenses incurred in connection with the contingent consideration settlement and (2) $136 in severance-related expenses in connection with the termination of certain employees as part of a cost-reduction initiative.

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

The table below shows the reconciliation of the Company’s net (loss) income to EBITDA and Adjusted EBITDA:

	Quarters Ended
	June 30	March 31	December 31	September 30	June 30
Quarters ended	2025	2025	2024	2024	2024
GAAP net (loss) income	$(1,817)	$3,368	$(2,838)	$54	$(615)
Interest expense:
Amortization of debt discount	-	-	-	-	209
Other interest, net	513	321	296	303	304
Depreciation/amortization:
Amortization of intangible assets	1,165	1,136	1,128	1,081	878
Amortization of employee share-based awards	1,249	2	4	3	3
Depreciation of property & equipment	52	51	49	51	52
Income tax (benefit) expense	(26)	99	(120)	192	25
EBITDA	$1,136	$4,977	$(1,481)	$1,684	$856
Adjustments
Loss (Gain) on fair value of contingent consideration	-	-	2,022	598	(408)
Gain on settlement of contingent consideration	-	(4,775)	-	-	-
Loss on debt extinguishment	-	-	-	-	1,059
Stock-based compensation - Director grants	93	-	-	-	-
Other (income) expense	(1)	265	(74)	(11)	18
Adjusted EBITDA	$1,228	$467	$467	$2,271	$1,525

Liquidity and Capital Resources

Overview

As of June 30, 2025, we had an accumulated deficit of $55,303 and positive working capital of $84. For the three months ended June 30, 2025, the Company generated an operating loss of $1,331 and positive net cash flows from operations of $773. We remain dependent on improving cash flows from operations, securing additional sources of liquidity, or both, to fund ongoing operations to meet our financial obligations, including our debt obligations under our current Credit Agreement.

Going Concern

In response to our accumulated deficit and capital requirements, we continue to evaluate our available options for amending our debt facilities or accessing the capital markets via equity financing. However, these plans have not been finalized, are subject to market conditions, and in some respects are outside of our control. Therefore, they cannot be deemed probable as of June 30, 2025. As a result of the matters discussed above, including our losses, current liquidity level and projected capital needs, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern within one year after the issuance date of the Condensed Consolidated Financial Statements included in this Report.

To the extent revenues from operations are insufficient to meet our liquidity requirements, our ability to continue as a going concern will depend on our ability to effectively raise capital through private or public placement of our equity securities. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations, as well as our ability to continue to execute on our business plan, and satisfy our obligations as they become due, will be materially and adversely affected. Failure to obtain additional financing will have a material, adverse impact on our business operations. There can be no assurance that we will be able to obtain the financing needed to achieve our goals on acceptable terms or at all. Additionally, any equity or equity-linked financings would likely have a dilutive effect on the holdings of our existing stockholders. Our current level of cash and cash equivalents are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand.

Market conditions, including our current stock price and the dilutive impact of equity-linked financing, significantly limit our ability to raise capital. Without alternative funding sources, we may need to further scale back operations or defer strategic initiatives. If we are unable to identify other sources of funding, we may need to further adjust our operations. Considering the cumulative impact  of our historical losses, constrained liquidity, and projected capital needs, substantial doubt exists about our ability to continue as a going concern over the next twelve months from the date of issuance of the accompanying Condensed Consolidated Financial Statements.

Summary of Cash Flows

Operating Activities

The net cash provided by operating activities during the six months ended June 30, 2025 was $773, compared to net cash provided by operating activities of $4,206 for the same period in 2024. During the six month period ending June 30, 2025, the Company generated net income of $1,551, which included a $4,775 gain on settlement of contingent liability, and depreciation and amortization expense (including amortization of stock compensation expense) of $3,748.  The Company generated $118 in cash due to changes in operating assets and liabilities, primarily due to decreases in inventory partially offset by decreases in accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $1,264, compared to $1,495 during the same period in 2024. We currently do not have any material commitments for capital expenditures as of June 30, 2025.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $23, compared to net cash used in financing activities of $1,535 for the same period in 2024. Net cash provided by financing activities during the six month period ended June 30, 2025 is primarily the result of net proceeds of $3,049 from borrowings and payments under the Company’s revolving credit facility, partially offset by $3,000 in cash payments made to former Reflect stockholders pursuant to the Settlement Agreement.

Debt

Revolving Credit Facility

On May 23, 2024, we entered into a Credit Agreement (the “Credit Agreement”) with First Merchants Bank (the “Bank”). The Credit Agreement provides us with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank’s approval and other customary terms and conditions set forth in the Credit Agreement. The Credit Agreement was amended effective March 31, 2025 to temporarily modify our Senior Funded Debt to EBITDA covenant, allowing a ratio of less than 4.0 to 1 through June 30, 2025 and less than 3.75 to 1 thereafter. The Credit Agreement matures in May 2027 and requires us to pay the entire unpaid principal balance upon maturity. The Credit Agreement also includes customary events of default, including the occurrence of a material adverse effect, which could accelerate repayment of outstanding amounts at the Bank’s discretion.

The revolving credit facility accrues interest at a floating rate equal to the 1-month SOFR, plus 0.11%, plus a floating margin ranging from 2.00% to 3.50% that adjusts quarterly, depending upon our Senior Funded Debt to EBITDA Ratio. The effective interest rate at June 30, 2025 was 7.94%. We pay accrued interest monthly on the first day of each successive calendar month.

We had $16,093 in outstanding borrowings under the revolving credit facility as of June 30, 2025. Total availability under the revolving facility was $6,007. Effective June 30, 2025, we entered into a second amendment to the Credit Agreement that modifies the borrowing base margin over time, decreasing from 95% to 90% on September 30, 2025 and to 85% on October 31, 2025. These changes may reduce our future borrowing availability under the facility.

Promissory Note

The Promissory Note was issued on March 14, 2025 in the original principal amount of $4,000, as a component of the settlement of our contingent consideration obligations related to the Reflect Merger. The note was not issued to raise new capital, but rather to satisfy a portion of a previously accrued liability. The Promissory Note is subordinated to the Company’s senior secured credit facility pursuant to a Subordination Agreement executed with First Merchants Bank and the Stockholders’ Representative and bears interest at a fixed annual rate of 14%. The interest rate increases to 17% per annum during any event of default (as defined in the Promissory Note) or during any period in which payments are restricted under the related Subordination Agreement. The effective interest rate at June 30, 2025 was 14%. The Promissory Note requires monthly payments of interest only commencing April 14, 2025 and continuing through September 14, 2025. Commencing October 14, 2025, we are required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, we are required to make a final balloon payment of $2,277, representing the remaining principal and accrued but unpaid interest outstanding at maturity.

The principal balance of the Promissory Note (together with accrued but unpaid interest on such amounts) may be prepaid in whole or in part at any time prior to maturity, subject to our payment of a make-whole amount, which approximates the foregone interest the holders would have earned through the maturity date, based on a comparison to a benchmark “yield maintenance treasury rate.” The make-whole payment is equal to the aggregate monthly payments of interest on the prepayment amount that would be due after the prepayment date and through the maturity date, using the percentage, if any, by which the applicable interest rate exceeds a prescribed “yield maintenance treasury rate.”

Equity

We had outstanding warrants accounted for as equity instruments in our Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at June 30, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at June 30, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 3.06 and 3.11 years at June 30, 2025 and December 31, 2024, respectively.

On March 14, 2025, as part of the negotiated settlement of our contingent consideration obligations related to the Reflect merger, we issued to the former Reflect stockholders the Settlement Warrants to purchase their pro rata share of an aggregate of 777,800 shares of our common stock at an exercise price equal to $3.25 per share, subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. The Settlement Warrants are exercisable immediately, expire six years from the date of issuance, and may be exercised for cash or, at the holder’s election, on a cashless (net settlement) basis. The fair value of the Settlement Warrants was estimated at $1.34 per share as of the issuance date, using the Black-Scholes option pricing model. Key assumptions included: expected volatility of 94%, expected term of 6 years (matching the exercise term), risk-free interest rate of 4.15%, dividend yield of 0%, and our stock price of $1.88 as of the valuation date.

Off-Balance Sheet Arrangements

During the three and six months ended June 30, 2025, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2025, our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025, and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Second Amendment to Stock Option Agreement.	8-K	10.1	June 4, 2025	—

10.2	Form of Stock Option Agreement.	8-K	10.2	June 4, 2025	—

10.3	Second Amendment to Credit Agreement.	8-K	10.3	July 28, 2025	—

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).	X

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).	X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.	X

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: August 13, 2025	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

	By	/s/ David Ryan Mudd
David Ryan Mudd Interim Chief Financial Officer