Form 10-Q
period 2025-09-30
CREATIVE REALITIES, INC.
filed 2025-11-12
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 11, 2025, the registrant had 10,518,932 shares of common stock outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$314	$1,037
Accounts receivable, net	11,084	10,605
Inventories, net	4,305	1,995
Prepaid expenses and other current assets	1,290	859
Total Current Assets	$16,993	$14,496
Property and equipment, net	378	321
Goodwill	26,453	26,453
Other intangible assets, net	15,383	22,841
Operating lease right-of-use assets	1,686	787
Other non-current assets	373	312
Total Assets	$61,266	$65,210

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,705	$6,354
Accrued expenses and other current liabilities	2,552	3,210
Deferred revenues	2,470	1,137
Customer deposits	1,518	2,181
Current maturities of operating leases	420	466
Short-term debt	802	-
Short-term contingent consideration, at fair value	-	12,815
Total Current Liabilities	16,467	26,163
Revolving credit facility	18,163	13,044
Long-term debt	3,198	-
Long-term obligations under operating leases	1,384	342
Other non-current liabilities	165	201
Total Liabilities	39,377	39,750

Shareholders’ Equity
Common stock, $0.01 par value, 66,666 shares authorized; 10,519 and 10,447 shares issued and outstanding, respectively	105	104
Additional paid-in capital	84,949	82,210
Accumulated deficit	(63,165)	(56,854)
Total Shareholders’ Equity	21,889	25,460
Total Liabilities and Shareholders’ Equity	$61,266	$65,210

See accompanying notes to condensed consolidated financial statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales
Hardware	$4,168	$5,241	$14,635	$14,409
Services and other	6,379	9,201	18,676	25,433
Total sales	10,547	14,442	33,311	39,842
Cost of sales
Hardware	2,917	3,979	10,519	10,682
Services and other	2,853	3,874	8,545	10,019
Total cost of sales	5,770	7,853	19,064	20,701
Gross profit	4,777	6,589	14,247	19,141
Operating expenses:
Sales and marketing expenses	1,372	1,525	3,775	4,655
General and administrative expenses	4,963	3,928	14,083	12,834
Impairment of software asset	5,712	-	5,712	-
Total operating expenses	12,047	5,453	23,570	17,489
Operating (loss) income	(7,270)	1,136	(9,323)	1,652

Other expenses (income):
Interest expense	530	303	1,364	1,479
Gain on settlement of contingent consideration	-	-	(4,775)	-
Loss (gain) on change in fair value of contingent consideration	-	598	-	(414)
Loss on debt extinguishment	-	-	-	1,059
Other expense (income)	144	(11)	408	(28)
Total other expenses (income)	674	890	(3,003)	2,096
Net (loss) income before income taxes	(7,944)	246	(6,320)	(444)
Benefit (provision) for income taxes	82	(192)	9	(226)
Net (loss) income	$(7,862)	$54	$(6,311)	$(670)
Basic (loss) earning per common share	$(0.75)	$0.01	$(0.60)	$(0.06)
Diluted (loss) earning per common share	$(0.75)	$0.01	$(0.60)	$(0.06)
Weighted average shares outstanding - basic	10,519	10,447	10,487	10,438
Weighted average shares outstanding - diluted	10,519	10,634	10,487	10,438

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities:
Net loss	$(6,311)	$(670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	3,629	2,901
Amortization of debt discount	-	569
Amortization of stock-based compensation	1,679	9
Amortization of deferred financing costs	77	37
Bad debt expense	201	186
Provision for inventory reserves	9	(65)
Deferred income taxes	(1)	157
Gain on settlement of contingent consideration	(4,775)	-
Impairment of software asset	5,712	-
Loss on extinguishment of debt	-	1,059
Gain on change in fair value of contingent consideration	-	(414)
Changes to operating assets and liabilities:
Accounts receivable	(680)	982
Inventories	(2,319)	(422)
Prepaid expenses and other current assets	(331)	(78)
Accounts payable	2,384	(1,360)
Accrued expenses and other current liabilities	(602)	8
Deferred revenue	1,333	1,637
Customer deposits	(663)	165
Other, net	(176)	49
Net cash (used in) provided by operating activities	(834)	4,750
Investing activities
Purchases of property and equipment	(210)	(9)
Capitalization of labor for software development	(1,763)	(2,293)
Net cash used in investing activities	(1,973)	(2,302)
Financing activities
Proceeds from borrowings under revolving credit facility	28,215	21,854
Repayment of borrowings under revolving credit facility	(23,096)	(10,875)
Settlement of contingent consideration	(3,000)	-
Repayment of term debt	-	(15,147)
Payment of deferred financing costs	-	(289)
Principal payments on finance leases	(35)	(33)
Net cash provided by (used in) financing activities	2,084	(4,490)
Decrease in cash and cash equivalents	(723)	(2,042)
Cash and cash equivalents, beginning of period	1,037	2,910
Cash and cash equivalents, end of period	$314	$868

See accompanying notes to condensed consolidated financial statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended September 30, 2025
Balance as of June 30, 2025	10,518,932	$105	$84,641	$(55,303)	$29,443
Stock-based compensation	-	-	308	-	308
Net loss	-	-	-	(7,862)	(7,862)
Balance as of September 30, 2025	10,518,932	$105	$84,949	$(63,165)	$21,889

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	10,446,659	$104	$82,210	$(56,854)	$25,460
Stock-based compensation	-	-	1,559	-	1,559
Shares issued to directors as compensation	72,273	1	140	-	141
Issuance of warrants	-	-	1,040	-	1,040
Net loss	-	-	-	(6,311)	(6,311)
Balance as of September 30, 2025	10,518,932	$105	$84,949	$(63,165)	$21,889

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Three Months Ended September 30, 2024
Balance as of June 30, 2024	10,446,659	$104	$82,203	$(54,070)	$28,237
Stock-based compensation	-	-	3	-	3
Net income	-	-	-	54	54
Balance as of September 30, 2024	10,446,659	$104	$82,206	$(54,016)	$28,294

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	capital	Deficit	Total
Nine Months Ended September 30, 2024
Balance as of December 31, 2023	10,409,027	$104	$82,073	$(53,346)	$28,831
Stock-based compensation	-	-	9	-	9
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	124
Net loss	-	-	-	(670)	(670)
Balance as of September 30, 2024	10,446,659	$104	$82,206	$(54,016)	$28,294

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

As of  September 30, 2025, the Company had an accumulated deficit of $63,165 and positive working capital of $526. For the three months ended September 30, 2025, the Company generated an operating loss of $7,270. Net cash used by operating activities for the nine months ended September 30, 2025 was $834. On  March 14, 2025, the Company successfully resolved its contingent consideration obligations related to the Reflect merger, reducing the short-term liability burden and eliminating a material uncertainty that had existed in prior periods. The Company remained reliant on improved cash flow generation, revenue growth, or access to external financing to fund operations and meet upcoming debt service obligations, including required amortization under the Promissory Note beginning October 2025 and its debt service obligations under its current Credit Agreement.

As part of ongoing liquidity management, the Company has pursued several strategic alternatives including debt refinancing and capital market transactions. While management had substantially advanced these initiatives as of September 30, 2025, they were not completed until after the period. Based on conditions existing at September 30, 2025, management concluded that substantial doubt existed about the Company's ability to continue as a going concern within one year after the date of issuance of the Condensed Consolidated Financial Statements.

On November 6, 2025, the Company completed a refinancing of its senior debt facilities, and on November 7, 2025, the Company completed the acquisition of DDC Group International, Inc. and related financing arrangements. Management believes these actions are likely to significantly improve the Company’s liquidity, scale, and overall financial condition. Our ability to generate positive net income and cash flows from operations is reliant on the successful integration and operation of this newly acquired business and therefore the financial impacts of this acquisition were not fully known at the time of the Company's going-concern assessment. Management believes the completion of these transactions and the planned integration and operating plan for the newly acquired business present the opportunity to mitigate the conditions giving rise to substantial doubt regarding the Company’s ability to continue as a going concern in future periods. However, there can be no assurance that these efforts will be successful.

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

3. Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit in financial institutions, in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of September 30, 2025. As of September 30, 2025, the Company had approximately $184 in cash that was held in a Canadian financial institution. The Company does not believe the balance presents a material concentration of credit risk, as the cash is held with a reputable financial institution.

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

The Company had the following activity for its allowance for credit losses for the nine months ended September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024
Balance as of beginning of period	$708	$701
Amounts accrued	201	186
Write-offs charged against the allowance	(200)	(1)
Balance as of end of period	$709	$886

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$3,905	$1,465
Work-in-process	400	530
Total inventories	$4,305	$1,995

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

Shares reserved for outstanding stock options totaling 1,891,013 and warrants totaling 5,364,802 at   September 30, 2025, were excluded from the computation of loss per share for the three and nine months ended September 30, 2025, as the exercise prices on those instruments were higher than the Company’s average market price during the period and therefore anti-dilutive. In addition, 560,000 outstanding stock options were excluded from the computation of loss per share for the three and nine months ended September 30, 2025, as the company was in a net loss position, and their inclusion would have been anti-dilutive.

Shares reserved for outstanding stock options totaling 1,632,242 and warrants totaling 4,587,002 at September 30, 2024, were excluded from the computation of loss per share for the nine months ended September 30, 2024, as the exercise prices on those instruments were higher than the Company’s average market price during the period and therefore anti-dilutive. Shares reserved for outstanding stock options totaling 1,632,242 and warrants totaling 1,731,499 at September 30, 2024, were excluded from the computation of earning per share for the three months ended September 30, 2024, as the exercise prices on those instruments were higher than the Company’s average market price during the period and therefore anti-dilutive.

9. Income Taxes

Deferred income taxes are recognized in the financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, reserves for uncollectible accounts receivable and inventory, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of September 30, 2025 and December 31, 2024.

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

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2025 and 2024:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2025	2024	2025	2024
Hardware	$4,168	$5,241	$14,635	$14,409

Services:
Managed Services	4,456	4,885	13,187	14,506
Installation Services	1,109	2,911	3,943	7,109
Other Services	814	1,405	1,546	3,818
Total Services	6,379	9,201	18,676	25,433

Total Hardware and Services	$10,547	$14,442	$33,311	$39,842

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

As a result of the Settlement Agreement, the Company derecognized the previously recorded contingent consideration liability related to the Merger of $12,815 and recorded the fair value of the settlement consideration of $8,040, which included $3,000 in cash, the $4,000 Promissory Note, and Settlement Warrants with a fair value of $1,040. The Company recognized a gain on settlement of $4,775 during the nine months ended September 30, 2025 in the Condensed Consolidated Statement of Operations.

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

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	Nine Months Ended
	September 30,
	2025	2024
Supplemental non-cash investing and financing activities
Capitalized software in accounts payable	$30	$114
Property and equipment in accounts payable	$4	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$13
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,509	$-
Tenant allowance receivable recognized under lease incentive	$100	$-
Capitalized deferred financing costs in accounts payable	$-	$17
Issuance of term note as partial settlement of contingent consideration	$4,000	$-
Issuance of warrants as partial settlement of contingent consideration	$1,040	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,249	$933
Operating leases	$414	$442
Income taxes, net	$56	$46

NOTE 7: INTANGIBLE ASSETS, INCLUDING GOODWILL

Intangible Assets

Intangible assets consisted of the following at  September 30, 2025 and December 31, 2024:

	September 30,		December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$7,140	$3,676	$7,140	$3,041
Purchased and developed software	8,430	5,364	13,780	5,006
Customer relationships	13,910	5,321	13,910	4,350
Trademarks and trade names	1,260	996	1,260	852
	30,740	15,357	36,090	13,249
Accumulated amortization	15,357		13,249
Net book value of amortizable intangible assets	$15,383		$22,841

For the three months ended September 30, 2025 and 2024, amortization of intangible assets charged to operations was $1,171 and $1,081, respectively. For the nine months ended September 30, 2025 and 2024, amortization of intangible assets charged to operations was $3,472 and $2,749, respectively.

During the three months ended September 30, 2025, the Company recognized an impairment charge of $5,712 related to a proprietary software platform capitalized as an intangible asset under ASC 350-40. The impairment was recorded after management determined that expected future cash flows associated with the platform were not sufficient to recover its carrying amount, primarily due to uncertainty regarding the renewal of an existing software license agreement. The uncertainty arose in September 2025 when the customer communicated that it was unable to renew its license agreement with the Company due to budget constraints, representing a triggering event under ASC 350-40. The impairment charge was measured as the excess of the asset’s carrying amount over its estimated fair value, which was determined using an income approach based on expected discounted cash flows and Level 3 inputs in accordance with ASC 820. The impairment charge is presented within operating expenses in the Condensed Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price paid by the Company over the fair value of net assets acquired by the Company. Goodwill is subject to an impairment review at the reporting unit level, evaluated on an annual basis at September 30 of each fiscal year, or more frequently if events occur or circumstances change that indicate potential impairment. The assessment may be performed quantitatively or qualitatively. The Company has only one reporting unit, and therefore the entire goodwill balance is allocated to that reporting unit. The Company assesses the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of its reporting unit.

The Company performed its annual goodwill impairment assessment as of September 30, 2025, using a qualitative evaluation to determine whether it was more likely than not that the fair value of the reporting unit was below its carrying amount. In performing the qualitative assessment, management considered relevant factors such as macroeconomic conditions, industry and market trends, overall financial performance, and changes in the Company’s operations or strategy. Based on this assessment, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount, and therefore no goodwill impairment was recognized as of September 30, 2025.

The Company recognizes that any changes in its projected results could potentially have a material impact on the assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty, and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis to determine whether goodwill is impaired.

NOTE 8: DEBT

Debt for the Company consists of the following:

			September 30,	December 31,
Debt Instrument	Issuance Date	Maturity Date	2025	2024	Interest Rate Information
Revolving Credit Facility	5/23/2024	5/23/2027	$18,163	$13,044	See below
Promissory Note	3/14/2025	9/14/2027	4,000	-	14%

Total debt, gross			22,163	13,044
Less: Deferred financing costs			166	243
Total debt, net			21,997	12,801
Less: Current portion			802	-
Total long-term debt, net			$21,195	$12,801

Credit Facilities

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

The effective interest rate at September 30, 2025 was 7.74%. The Company pays accrued interest monthly on the first day of each successive calendar month.

The Company incurred $306 of deferred financing costs that were capitalized and recorded as other non-current assets within the Condensed Consolidated Balance Sheets. Deferred financing costs are being amortized as interest expense over the respective debt instrument period, 36 months.

The Company had $18,163 in outstanding borrowings under the revolving credit facility as of September 30, 2025. Total availability under the revolving facility was $3,937.

On November 6, 2025 (the “Refinancing Date”), the Company and certain of its subsidiaries (collectively, the “Borrowers”), entered into a new Credit Agreement (the “New Credit Agreement”) with the other loan parties signatory thereto (the “Loan Parties”), the financial institutions or other entities from time to time parties thereto (the “Lenders”) and First Merchants Bank, an Indiana bank, as Agent for the Lenders (“Agent”). The New Credit Agreement amends and restates in its entirety the existing Credit Agreement dated as of May 23, 2024, as amended. The New Credit Agreement provides the Borrowers with a $36,000 term loan (the “Term Loan”) and a $22,500 revolving credit facility (the “Revolver”), subject to the terms and conditions set forth in the New Credit Agreement. The Term Loan and Revolver are further subject to the terms of the Term Loan Promissory Notes and Revolving Credit Promissory Notes executed in favor of the Lenders on the Refinancing Date.

Due to the timing of the refinancing, there was no covenant reporting requirement applicable for September 30, 2025. Future financial covenant reporting will commence as of December 31, 2025.

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

The Stockholders’ Representative’s rights under the Promissory Note are subject to a Subordination Agreement dated of March 14, 2025 by and among the Company, Reflect, First Merchants Bank and the Stockholders’ Representative (the “Subordination Agreement”). Under the terms of the Subordination Agreement, during any period in which an event of default exists under the senior debt facilities, the Company is prohibited from making any payments on the Promissory Note unless First Merchants Bank provides prior written consent, and the Stockholders’ Representative is prohibited from accepting or enforcing any payments during the subordination period. The Promissory Note includes a default interest provision that increases the stated interest rate to 17% in the event of nonpayment or other specified defaults. The effective interest rate at September 30, 2025 was 14%.

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

For the three and nine months ended September 30, 2025 the Company recorded an income tax benefit of $82 and $9, respectively. For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $192 and $226, respectively. At  September 30, 2025, the Company had net deferred tax liabilities of $132 after consideration of the valuation allowance, compared to net tax liabilities of $133 at December 31, 2024.

NOTE 11: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company’s Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at September 30, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at September 30, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 2.81 and 3.11 years at September 30, 2025 and December 31, 2024, respectively.

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

NOTE 12: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Options	Exercise
Prices between	Outstanding	Life	Price	Exercisable	Price
< $4.00	953,000	9.58	$2.39	-
$4.00 - $8.00	480,005	4.92	7.39	480,005	7.39
$8.01+	44,674	1.19	19.84	44,674	19.84
	1,477,679	7.81	$4.54	524,679

Performance Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	240,000	4.67	$7.59	240,000	$7.59

Market Vesting Options		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Options	Exercise
	Outstanding	Life	Price	Exercisable	Price
	733,334	6.71	$3.00	733,334	$3.00

					Performance Vesting
	Market Vesting Options		Time Vesting Options		Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2024	733,334	$3.00	591,897	$9.57	240,000	$7.59
Granted	-	-	960,500	2.39	-	-
Forfeited or expired	-	-	(74,718)	16.71	-	-
Balance, September 30, 2025	733,334	$3.00	1,477,679	$4.54	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.65 years as of September 30, 2025.

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

On July 3, 2025, the Company granted 575,000 restricted stock units under the Plan. The restricted stock units vest in three equal installments over a period of three years, subject to continued service through the applicable vesting dates. The grant date fair value of the restricted stock units was estimated at $3.30 per share based on the closing price of the Company’s common stock on the grant date. The Company expects to recognize stock-based compensation expense of approximately $1,898 over the requisite service periods.

On September 15, 2025, the Company granted stock options to purchase an aggregate of 15,000 shares of common stock to employees under the Plan. The options have an exercise price of $2.31 per share, equal to the closing market price of the Company’s common stock on the grant date.  The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 3.75%, dividend yield of 0%, and the Company’s stock price of $2.31 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 Compensation - Stock Compensation, based on the grant-date fair value of the options.

Stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024 was $308 and $1,559, and $3 and $9, respectively, and is included within general and administrative expense in the Condensed Consolidated Statements of Operations. At September 30, 2025, unrecognized compensation cost related to unvested share-based awards totaled $3,278, which is expected to be recognized over a weighted-average period of approximately 2.67 years.

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

Significant Customers

The Company had two customers that accounted for 28% and 11% of accounts receivable at September 30, 2025 and one customer that accounted for 16% of accounts receivable at December 31, 2024.

No customer accounted for more than 10% of revenue for the three months ended  September 30, 2025, compared to two customers that accounted for 14% and 12%, of revenue for the three months ended September 30, 2024.

No customer accounted for more than 10% of revenue for the nine months ended  September 30, 2025, compared to one customer that accounted for 12% of revenue for the nine months ended September 30, 2024.

Significant Vendors

The Company had one vendor that accounted for 50% of outstanding accounts payable at  September 30, 2025, and two vendors that accounted for 27% and 10% of outstanding accounts payable at December 31, 2024.

NOTE 14: SUBSEQUENT EVENTS

On October 15, 2025, the Company entered into a Share Purchase Agreement with its wholly owned subsidiary, 1001372953 Ontario Inc., and Cineplex Entertainment Limited Partnership to acquire all of the issued and outstanding shares of DDC Group International, Inc. (“DDC”), including its subsidiaries Cineplex Digital Media Inc. and Cineplex Digital Media U.S. Inc. (collectively, the “CDM Business”). The total purchase price is approximately CAD $70,000 or USD $42,761, subject to customary adjustments. The acquisition was completed on November 7, 2025.

On October 15, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors to issue 30,000 shares of a newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) for aggregate gross proceeds of $30,000, which has a stated value of $1,000 per share (the “Stated Value”)(the “Offering”).  The Offering was completed on November 6, 2025.  The Preferred Stock will accrue dividends for a period of five years from and after the issuance date (the “Guaranteed Term”) at a rate of 5.25% per year on the Stated Value, which will be payable in cash at the Company’s option after the Guaranteed Term. To the extent that, during the Guaranteed Term, (i) the Company undergoes any liquidation, dissolution, winding up, or “Fundamental Transaction” (as defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”)), or (ii) the Company elects to effect a mandatory conversion under circumstances permitted by the rights and preferences of the Preferred Stock (each, a “Make Whole Event”), then, immediately prior to the effective time of such Make Whole Event, the amount of dividends accrued on the Preferred Stock will automatically be increased by an amount equal to any additional dividends that would have otherwise accrued on the Preferred Stock between the date of the Make Whole Event and the end of the Guaranteed Term (the “Make Whole Payment”), and the dividends will thereafter cease to accrue. Each share of Preferred Stock is convertible at the option of the holder into shares of the Company’s common stock (“Conversion Shares”) at a rate (the “Conversion Rate”) calculated by dividing (i) the Stated Value plus an amount per share equal to dividends accrued and unpaid through the date of determination (including, if applicable, any Make Whole Payment) (the “Liquidation Preference”), by (ii) a conversion price of $3.00, subject to customary adjustment in the event of stock splits, stock dividends, and similar events (the “Conversion Price”), subject to certain conversion limitations set forth in the Certificate of Designations. Holders of Preferred Stock are entitled to vote on an as-converted basis with holders of the Company’s common stock (after taking into the account the applicable conversion limitations). The Company used net proceeds of the Offering to fund a portion of the purchase price to acquire the CDM Business.

On November 6, 2025 (the “Refinancing Date”), the Company and certain of its subsidiaries (collectively, the “Borrowers”), entered into a new Credit Agreement (the “New Credit Agreement”) with the other loan parties signatory thereto (the “Loan Parties”), the financial institutions or other entities from time to time parties thereto (the “Lenders”) and First Merchants Bank, an Indiana bank, as Agent for the Lenders (“Agent”). The New Credit Agreement amends and restates in its entirety the existing Credit Agreement dated as of May 23, 2024, as amended. The New Credit Agreement provides the Borrowers with a $36,000 term loan (the “Term Loan”) and a $22,500 revolving credit facility (the “Revolver”), subject to the terms and conditions set forth in the New Credit Agreement. The Term Loan and Revolver are further subject to the terms of the Term Loan Promissory Notes and Revolving Credit Promissory Notes executed in favor of the Lenders on the Refinancing Date.

On November 10, 2025, the Compensation Committee of the Board of Directors approved a transaction bonus in the amount of $270 payable to Richard Mills, Chief Executive Officer, for his services in connection with the New Credit Agreement, Offering and acquisition of the CDM Business.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the three months
	ended September 30,		Change
	2025	2024	$	%
Sales	$10,547	$14,442	$(3,895)	27%
Cost of sales	5,770	7,853	$(2,083)	27%
Gross profit	4,777	6,589	(1,812)	28%
Sales and marketing expenses	1,372	1,525	(153)	10%
General and administrative expenses	4,963	3,928	1,035	26%
Impairment of software asset	5,712	-	5,712	100%
Total operating expenses	12,047	5,453	6,594	121%
Operating (loss) income	(7,270)	1,136	(8,406)	740%
Other expenses (income):
Interest expense	530	303	227	75%
Loss on change in fair value of contingent consideration	-	598	(598)	100%
Other expense (income)	144	(11)	155	1409%
Total other expenses (income)	674	890	(216)	24%
Net (loss) income before income taxes	(7,944)	246	(8,190)	3329%
Benefit (provision) for income taxes	82	(192)	274	143%
Net loss	$(7,862)	$54	(7,916)	14659%

Sales

Sales decreased $3,895, or 27%, for the three months ending September 30, 2025 as compared to the same period in 2024. Hardware revenues were $4,168, a decrease of $1,073, or 20%, for the three months ending September 30, 2025 as compared to the same period in 2024. The decrease in hardware revenues was primarily driven by a significant sports and entertainment installation in the prior year that did not occur in 2025. Services and other revenues were $6,379, a decrease of $2,822 or 31%. Installation services revenue decreased $1,802, or 62% for the three months ending September 30, 2025 as compared to the same period in 2024, due to fewer deployments in the period. Managed services revenue, which includes the Company’s SaaS subscription services, were $4,456, a decrease of $429, or 9%, as compared to the same period in 2024, as a result of reductions in the quantity of licenses subject to software subscriptions on our platforms driven by a single customer which insourced a portion of their hosted environment. Other services revenue decreased $591, or 42% for the three months ending September 30, 2025 as compared to the same period in 2024, as a result of the Company exiting media sales effective October 1, 2024.

Gross Profit

Gross profit margin was 45% and 46% for the three months ending September 30, 2025 and 2024, respectively. Hardware gross margin increased 6% as a result of deployments utilizing hardware with more favorable margins due to the Company’s purchasing power. Services and other gross margin decreased 3% as a result of a reduction in our SaaS subscription services and our exit from media sales effective October 1, 2024.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $153, or 10%, for the three-month period ended September 30, 2025 as compared to the same period in 2024, driven primarily by a decreases of $265 in fixed and variable salaries, taxes and benefits of our sales and marketing personnel, partially offset by an increase of $111 related to an increased investment in trade show and marketing activities during the quarter.

General and Administrative Expenses

General and administrative expenses increased by $1,036 or 26%, for the three months ending September 30, 2025 as compared to the same period in 2024. The increase was driven by (1) a $331 rise in stock-based compensation expense for employees and directors and (2) $766 in expenses related to deal and transaction costs incurred in relation to the announced acquisition of Cineplex Digital Media, which is expected to close in the fourth quarter of 2025.

Impairment of software asset

During the three months ended September 30, 2025, the Company recognized a non-cash impairment charge of $5,712 related to a proprietary software platform capitalized as an intangible asset under ASC 350-40. The impairment was recorded after management determined that expected future cash flows associated with the platform were not sufficient to recover its carrying amount, primarily due to uncertainty regarding the renewal of an existing software license agreement. The uncertainty arose in September 2025 when the customer communicated that it was unable to renew its license agreement with the Company due to budget constraints, representing a triggering event under ASC 350-40. The impairment loss was measured as the excess of the asset’s carrying amount over its estimated fair value, which was determined using an income approach based on discounted cash flows and Level 3 inputs under ASC 820. The impairment did not impact cash flows or liquidity, but it did result in a significant increase in total operating expenses for the three months ended September 30, 2025 compared to the same periods in 2024.

Interest Expense

See Note 8 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The tables presented below compare our results of operations and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For the Nine Months
	Ended September 30,		Change
	2025	2024	$	%
Sales	$33,311	$39,842	$(6,531)	16%
Cost of sales	19,064	20,701	(1,637)	8%
Gross profit	14,247	19,141	(4,894)	26%
Sales and marketing expenses	3,775	4,655	(880)	19%
General and administrative expenses	14,083	12,834	1,249	10%
Impairment of software asset	5,712	-	5,712	100%
Total operating expenses	23,570	17,489	6,081	35%
Operating (loss) income	(9,323)	1,652	(10,975)	664%
Other expenses (income):
Interest expense	1,364	1,479	(115)	8%
Gain on settlement of contingent consideration	(4,775)	-	(4,775)	100%
Gain on change in fair value of contingent consideration	-	(414)	414	100%
Loss on debt extinguishment	-	1,059	(1,059)	100%
Other expense (income)	408	(28)	436	1557%
Total other expenses (income)	(3,003)	2,096	(5,099)	243%
Net loss before income taxes	(6,320)	(444)	(5,876)	1323%
Provision from income taxes	9	(226)	235	104%
Net loss	$(6,311)	$(670)	(5,641)	842%

Sales

Sales decreased $6,531, or 16%, for the nine months ending September 30, 2025 as compared to the same period in 2024. Hardware revenues were $14,635, an increase of $226, or 2%, for the nine months ending September 30, 2025 as compared to the same period in 2024. The increase in hardware revenues was primarily driven by purchases from customers in our QSR and sports and entertainment verticals. Services and other revenues were $18,676, a decrease of $6,758 or 27%. Installation services revenue decreased $3,166, or 45% for the nine months ending September 30, 2025 as compared to the same period in 2024, due to fewer deployments in the period. Managed services revenue, which includes the Company’s SaaS subscription services, were $13,187, a decrease of $1,319, or 9%, as compared to the same period in 2024, as a result of reductions in the quantity of licenses subject to software subscriptions on our platforms driven by a single customer which insourced a portion of their hosted environment. Other services revenue decreased $2,272, or 60% for the nine months ending September 30, 2025 as compared to the same period in 2024, as a result of the Company exiting media sales effective October 1, 2024.

Gross Profit

Gross profit margin was 43% and 48% for the nine months ending September 30, 2025 and 2024, respectively. Hardware gross margin increased 2% as a result of deployments utilizing hardware with more favorable margins due to the Company’s purchasing power, combined with increased pricing on certain hardware-only purchases by customers. Services and other gross margin decreased 6% as a result of a reduction in our SaaS subscription services and our exit from media sales effective October 1, 2024.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $880, or 19%, for the nine-month period ended September 30, 2025 as compared to the same period in 2024, driven primarily by decreases of (1) $839 in fixed and variable salaries, taxes and benefits of our sales and marketing personnel, and (2) $41 in trade show and marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $1,249 or 10%, for the nine months ending September 30, 2025 as compared to the same period in 2024. The increase was primarily driven by (1) a $1,669 rise in stock-based compensation expense for employees and directors and (2) $766 in expenses related to deal and transaction costs incurred in relation to the announced acquisition of Cineplex Digital Media, which is expected to close in the fourth quarter of 2025. Excluding stock-based compensation and deal and transaction expenses, general and administrative expenses decreased by $1,186, reflecting the impact of various cost containment efforts. These included a $700 reduction in fixed and variable salaries, benefits, and payroll taxes for general and administrative personnel, as well as broad-based savings achieved across multiple spending categories. The Company implemented a number of low-cost restructuring measures and targeted vendor spend reductions, none of which were individually material, but which collectively contributed to a more efficient back-office cost structure. These actions were further supported by the retirement of legacy software platforms and the transition to a unified ERP system, which has enabled modest improvements in workflow efficiency and systems integration.

Impairment of software asset

During the nine months ended September 30, 2025, the Company recognized a non-cash impairment charge of $5,712 related to a proprietary software platform capitalized as an intangible asset under ASC 350-40. The impairment was recorded after management determined that expected future cash flows associated with the platform were not sufficient to recover its carrying amount, primarily due to uncertainty regarding the renewal of an existing software license agreement. The uncertainty arose in September 2025 when the customer communicated that it was unable to renew their license agreement due to budget constraints, representing a triggering event under ASC 350-40. The impairment loss was measured as the excess of the asset’s carrying amount over its estimated fair value, which was determined using an income approach based on discounted cash flows and Level 3 inputs under ASC 820. The impairment did not impact cash flows or liquidity, but it did result in a significant increase in total operating expenses for the nine months ended September 30, 2025 compared to the same periods in 2024.

Interest Expense

See Note 8 Debt to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Gain on Settlement of Contingent Consideration

See Note 5 Business Combinations to the Condensed Consolidated Financial Statements for a discussion of the Company’s gain on settlement of contingent consideration.

Other expenses (income)

The Company recognized $408 in other expenses for the nine months ending September 30, 2025 , consisting primarily of (1) $121 in legal expenses incurred in connection with the contingent consideration settlement and (2) $283 in severance-related expenses in connection with the termination of certain employees as part of a cost-reduction initiative.

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

The table below shows the reconciliation of the Company’s net (loss) income to EBITDA and Adjusted EBITDA:

	Quarters Ended
	September 30	June 30	March 31	December 31	September 30
Quarters ended	2025	2025	2025	2024	2024
GAAP net (loss) income	$(7,862)	$(1,817)	$3,368	$(2,838)	$54
Interest expense, net	530	513	321	296	303
Depreciation/amortization:
Amortization of intangible assets	1,171	1,165	1,136	1,128	1,081
Amortization of employee share-based awards	308	1,249	2	4	3
Depreciation of property & equipment	54	52	51	49	51
Income tax (benefit) expense	(82)	(26)	99	(120)	192
EBITDA	$(5,881)	$1,136	$4,977	$(1,481)	$1,684
Adjustments
Loss (Gain) on fair value of contingent consideration	-	-	-	2,022	598
Gain on settlement of contingent consideration	-	-	(4,775)	-	-
Stock-based compensation - Director grants	27	93	-	-	-
Deal & transaction expenses	766	-	-	-	-
Loss on impairment of software asset	5,712	-	-	-	-
Other (income) expense	144	(1)	265	(74)	(11)
Adjusted EBITDA	$768	$1,228	$467	$467	$2,271

Liquidity and Capital Resources

Overview

As of September 30, 2025, we had an accumulated deficit of $63,165 and positive working capital of $526. For the three months ended September 30, 2025, the Company generated an operating loss of $7,270. During the nine months ended September 30, 2025, the Company used $834 of net cash in operating activities. We remain dependent on improving cash flows from operations, securing additional sources of liquidity, or both, to fund ongoing operations to meet our financial obligations, including our debt obligations under our credit facilities.

Going Concern

In response to our accumulated deficit and capital requirements, we continue to evaluate our available options for amending our debt facilities or accessing the capital markets via equity financing. However, these plans have not been finalized, are subject to market conditions, and in some respects are outside of our control. Therefore, they cannot be deemed probable as of September 30, 2025. As a result of the matters discussed above, including our losses, current liquidity level and projected capital needs, we have concluded that management’s plans do not alleviate substantial doubt about our ability to continue as a going concern within one year after the issuance date of the Condensed Consolidated Financial Statements included in this Report.

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

Summary of Cash Flows

Operating Activities

The net cash used by operating activities during the nine months ended September 30, 2025 was $834, compared to net cash provided by operating activities of $4,750 for the same period in 2024. During the nine month period ending September 30, 2025, the Company generated a net loss of $6,311, which included a $4,775 gain on settlement of contingent liability, depreciation and amortization expense (including amortization of stock compensation expense) of $5,308, and impairment expense of software asset of $5,712.  The Company used $1,054 in cash due to changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $1,973, compared to $2,302 during the same period in 2024. We currently do not have any material commitments for capital expenditures as of September 30, 2025.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $2,084, compared to net cash used in financing activities of $4,490 for the same period in 2024. Net cash provided by financing activities during the nine month period ended September 30, 2025 is primarily the result of net proceeds of $5,119 from borrowings and payments under the Company’s revolving credit facility, partially offset by $3,000 in cash payments made to former Reflect stockholders pursuant to the Settlement Agreement.

Debt

Credit Facilities

On May 23, 2024, we entered into a Credit Agreement (the “Prior Credit Agreement”) with First Merchants Bank (the “Bank”). The Prior Credit Agreement provided us with a $22,100 secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to $5,000, subject to the Bank’s approval and other customary terms and conditions set forth in the Prior Credit Agreement. The Prior Credit Agreement was amended effective March 31, 2025 to temporarily modify our Senior Funded Debt to EBITDA covenant, allowing a ratio of less than 4.0 to 1 through June 30, 2025 and less than 3.75 to 1 thereafter. The Prior Credit Agreement matured in May 2027 and required us to pay the entire unpaid principal balance upon maturity. The Prior Credit Agreement also included customary events of default, including the occurrence of a material adverse effect, which could accelerate repayment of outstanding amounts at the Bank’s discretion.

The revolving credit facility accrued interest at a floating rate equal to the 1-month SOFR, plus 0.11%, plus a floating margin ranging from 2.00% to 3.50% that adjusted quarterly, depending upon our Senior Funded Debt to EBITDA Ratio. The effective interest rate at September 30, 2025 was 7.74%. We pay accrued interest monthly on the first day of each successive calendar month.

We had $18,163 in outstanding borrowings under the revolving credit facility as of September 30, 2025. Total availability under the revolving facility was $3,937. Effective June 30, 2025, we entered into a second amendment to the Prior Credit Agreement that modifies the borrowing base margin over time, decreasing from 95% to 90% on September 30, 2025 and to 85% on October 31, 2025.

On November 6, 2025, we amended and restated the Prior Credit Agreement (the “New Credit Agreement”), pursuant to which the Company obtained a $36,000 term loan and a $22,500 secured revolving credit facility. See Note 14 Subsequent Events to the Condensed Consolidated Financial Statements for a description of the New Credit Agreement.

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

Equity

We had outstanding warrants accounted for as equity instruments in our Condensed Consolidated Financial Statements totaling 5,364,802 and 4,587,002 at September 30, 2025 and December 31, 2024, respectively. The weighted average exercise price of the outstanding warrants was $4.66 and $4.90 at September 30, 2025 and December 31, 2024, respectively. The weighted average remaining contractual life of the outstanding warrants was 2.81 and 3.11 years at September 30, 2025 and December 31, 2024, respectively.

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

On October 15, 2025, we entered into a Securities Purchase Agreement with certain accredited investors to issue 30,000 shares of a newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) for aggregate gross proceeds of $30,000, which has a stated value of $1,000 per share (the “Stated Value”)(the “Offering”).  The Offering was completed on November 6, 2025.  See Note 14 Subsequent Events to the Condensed Consolidated Financial Statements for a description of the Offering and the Preferred Stock.

Off-Balance Sheet Arrangements

During the three and nine months ended September 30, 2025, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 14, 2025, our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025, and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner. In addition, set forth below are additional risk factors for which our investors should be aware:

We have issued shares of convertible preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

On October 15, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with North Run Strategic Opportunities Fund I, LP (the “Lead Investor”) and NR-SOF I (Co-Invest I), LP (together with the Lead Investor, the “Buyers”), each an affiliate of North Run Capital, pursuant to which the Company agreed to sell to the Buyers in a private placement, for an aggregate gross purchase price of $30.0 million, an aggregate of 30,000 shares of a newly established series of preferred stock designated as Series A Convertible Preferred Stock (the “Preferred Shares”), which have a stated value of $1,000 per share (the “Stated Value”)(the “Offering”).  The Offering was completed on November 6, 2025.

The Preferred Stock accrue dividends on the Stated Value for a period of five years from and after the issuance date (the “Guaranteed Term”) at a rate of 5.25% per year. Each Preferred Share is convertible at the option of the holder into shares of the Company’s common stock at a rate (the “Conversion Rate”) calculated by dividing (i) a liquidation preference equal to the Stated Value plus the amount of accrued and unpaid dividends, by (ii) a conversion price of $3.00 (subject to customary adjustments). Conversion of the Preferred Shares are currently subject to ownership limitations that prevent converting the Preferred Shares if the holder, together with its affiliates, would be more than a 19.99% beneficial owner of our common stock following such conversion (the “Beneficial Ownership Limitation”) or if the aggregate number of common shares issued upon conversion of Preferred Shares would exceed 2,102,734 (the “Exchange Cap”). Upon approval by the Company’s shareholders, the holders of Preferred Shares may elect to eliminate the Exchange Cap limitation and may elect, upon 61 days’ written notice, to increase the maximum Beneficial Ownership limitation to 49.99%.

Holders of Preferred Shares are entitled to vote on an as-converted basis with holders of the Company’s common stock (after taking into the account the applicable conversion limitations). Based on the Conversion Rate and without regarding the conversion limitations, the Preferred Shares held by the Buyers were initially convertible into common stock representing 48.7% of our issued and outstanding common stock after giving effect to such conversion.

The Preferred Shares rank senior to the Company’s common stock as to distributions and payments upon the liquidation, dissolution and winding up of the Company, and holders of Preferred Shares will participate with the holders of the common stock on an as-converted basis to the extent any dividends are declared on common stock. Holders of Preferred Shares are also entitled to redemption rights under certain circumstances. The redemption rights and liquidation preferences assigned to holders of the Preferred Shares could affect the residual value of the common stock.

We have issued shares of convertible preferred stock with terms that could dilute the voting power or reduce the value of our common stock

Based on the Conversion Rate and without regarding the conversion limitations, the Preferred Shares held by the Buyers were initially convertible into common stock representing 48.7% of our issued and outstanding common stock after giving effect to such conversion. For as long as North Run and its affiliates hold a significant amount of Preferred Shares and/or our common stock, they will be able to strongly influence or effectively exercise control over us. This concentrated control may limit or preclude other shareholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.

In addition to the significant voting control of North Run and its affiliates, for so long as the North Run and its affiliates beneficially own at least 20% of the common stock underlying the Preferred Shares, the Company may not take any of various actions without North Run’s consent, including creating, authorizing, or issuing capital stock that ranks senior to or pari passu with the Preferred Shares, or increasing the authorized number of Preferred Shares; incurring debt that would result in the ratio of debt to EBITDA of the Company for preceding twelve calendar months exceeding 2.5:1; purchasing or redeeming, or paying or declaring any dividend on shares of capital stock other than redemptions of or dividends on the Preferred Shares; completing an acquisition with consideration above $5.0 million; entering into, renewing, extending or being a party to certain related party transactions; or amending, altering or repealing any provision of the Company’s articles of incorporation or bylaws in a manner that adversely affects the rights, powers and preferences of the Preferred Shares.

North Run’s concentrated ownership may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that shareholders may believe are in their best interest. North Run’s interests may not align with the interests of our other shareholders.  North Run and its affiliates may also determine to sell substantial amounts of our securities in one or more transactions, including to one or several private parties in negotiated transactions. In that case, those buyers may subsequently be able to exert significant control over us.

Adequate funds for our operations may not be available, requiring us to raise additional financing or else curtail our activities significantly.

On November 6, 2025, the Company refinanced its credit facilities pursuant to the New Credit Agreement, which include a $36,000 term loan and a $22,500 revolving credit facility, and consummated the Offering by selling 30,000 shares of Preferred Stock for $30,000 (each as further described in this Quarterly Report).  The net proceeds from these activities were used in part to pay the purchase price payable under the Share Purchase Agreement to acquire the CDM Business.  Additionally, we have outstanding a $4,000 Promissory Note.

If we are unable to maintain our debt service obligations, or our we require additional funds for other purposes, we would be required to raise additional funding through public or private financings, including debt or equity financings. Generally, the New Credit Agreement prohibits the Company and its subsidiaries from granting any security interests in any assets of their assets, or from issuing additional debt without the approval of the lenders under the New Credit Agreement. The terms of the documents executed in connection with the Offering also provide certain limitations on our ability to effectuate any debt or equity financing, as described in the foregoing risk factor.

Any equity financing will dilute the percentages of ownership interest of then-current holders of our capital stock and may dilute our book value per share. Any additional equity financings may also be dilutive to shareholders and may be completed at a discount to the then-current market price of our securities. Any new debt financing, if available, may involve restrictive covenants on our operations or pertaining to future financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing even if desired. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected and we could be required to curtail our activities significantly and/or cease operating.

We may not realize the growth opportunities that are anticipated from our acquisition of the CDM Business.

The benefits we expect to achieve as a result of the acquisition of the CDM Business will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends largely on the successful integration of the business and operations of the CDM Business with our business and operations. Even if we are able to integrate our business with the CDM Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates, and cost saving projections may not be realized fully or at all. Accordingly, the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The acquisition of the CDM Business may fail to achieve beneficial synergies.

We consummated the acquisition of the CDM Business with the expectation that the acquisition will result in beneficial synergies, such as cost reductions and improving the stability of the combined company’s revenues. Achieving these anticipated synergies and benefits will depend largely on our success in integrating the CDM Business with our business. Potential risks from an unsuccessful integration include:

●	The potential disruption of the combined company’s ongoing business and distraction of management;

●	the customers of Creative Realities or the CDM Business may defer purchasing decisions due to disagreements with the combined company on its strategic direction and product initiatives;

●

the customers of the CDM Business abandon or reject products and services offered by the combined company after the acquisition, including products and services of the CDM Business that are integrated into Creative Realities’ business, such as additional software products, hosting applications or installation services;

●	it may be more difficult to retain key management, marketing, and technical personnel after the acquisition;

●	costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

●	the combined company cannot increase sales of its products and services;
●	integrating the business will impair the legacy relationships that we and the CDM Business have developed with our respective customers and business partners;

●	anticipating the market needs and achieving market acceptance of our products and services;

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

The assumption of unknown liabilities in the acquisition of the CDM Business may harm our financial condition and results of operations.

Because we acquired all of the issued and outstanding shares of DDC Group International, Inc. (“DDC”), the parent company of the CDM Business, the CDM Business remains subject to all of its liabilities, including contingent and unknown liabilities. Although the share purchase agreement includes representations and warranties and indemnity covenants from the seller of the DDC shares that may offer us some contractual remedies for breaches or certain other undisclosed or unknown liabilities, there are limitations and conditions to our ability to recoup any liabilities, and there may be other unknown obligations for which we have no contractual remedy. In such a case, our business could be materially and adversely affected. We may learn additional information about the CDM Business that adversely affects us, such as the existence of unknown liabilities, or issues that could affect our ability to comply with applicable laws. If these liabilities are greater than expected, or if there are material obligations for which we do not have adequate recourse against the seller, our business may be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We have incurred and will continue to incur significant transaction and integration costs in connection with our acquisition of the CDM Business.

We have incurred significant costs associated with completing the acquisition of the CDM Business, and expect to incur additional significant costs integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Restricted Stock Unit Agreement dated July 3, 2025 by and between Creative Realities, Inc. and Richard Mills.	8-K	10.1	July 3, 2025	—

10.2	Restricted Stock Unit Agreement dated July 3, 2025 by and between Creative Realities, Inc. and David Ryan Mudd.	8-K	10.2	July 3, 2025	—

10.3	Second Amendment to Credit Agreement.	8-K	10.1	July 28, 2025	—

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).	X

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).	X

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.	X

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Creative Realities, Inc.

Date: November 12, 2025	By	/s/ Richard Mills
Richard Mills
Chief Executive Officer and Interim Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)