Form 10-K
period 2025-12-31
CREATIVE REALITIES, INC.
filed 2026-04-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-33169

Creative Realities, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1967918
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

13100 Magisterial Drive, Suite 201, Louisville KY	40223
Address of principal executive offices	Zip Code

(502) 791-8800

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CREX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $28,476,557 as of the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant's common stock, as reported on the Nasdaq Stock Market LLC.

As of April 10, 2026, the registrant had 10,567,268 shares of common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS;

RISK FACTOR SUMMARY

The information in this Annual Report on Form 10-K (“Report”) contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Forward-looking statements may include, but are not limited to, statements about:

●	the adequacy of funds for future operations;
●	future expenses, revenue and profitability;
●	trends affecting financial condition and results of operations;
●	the ability to convert proposals into customer orders, including our ability to realize the revenues included in our future guidance and backlog reports;
●	general economic conditions and outlook;
●	the ability of customers to pay for products and services received;
●	the ability to satisfy our upcoming debt obligations and other liabilities;
●	the impact of changing customer requirements upon revenue recognition;
●	customer cancellations;
●	the availability and terms of additional capital;
●	the ability of the Company to continue as a going concern;
●	industry trends and the competitive environment;
●	the impact of the Company’s financial condition upon customer and prospective customer relationships;
●	potential litigation and regulatory actions directed toward our industry in general;
●	the influence of our shareholder(s) with the greatest beneficial ownership of our common stock;
●	our reliance on certain key personnel in the management of our businesses;
●	employee and management turnover;
●	the existence of material weaknesses in internal controls over financial reporting;
●	the inability to successfully integrate the operations of acquired companies; and
●	the ability to remain listed on the Nasdaq Capital Market.

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
●

Our success and longevity depend on our ability to generate profits from future operations and obtain sufficient capital through financing transactions to satisfy our debt obligations and meet our other business obligations.

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

●	We may not realize the growth opportunities that are anticipated from our acquisition of operations of the Cineplex Digital Media business (“CDM”).
●	The CDM acquisition may fail to achieve beneficial synergies.
●	The assumption of unknown liabilities in the CDM acquisition may harm our financial condition and results of operations.
●	We have incurred and will continue to incur significant transaction and integration costs in connection with our acquisition of CDM.
●	Unpredictability in financing markets could impair our ability to grow our business through acquisitions.
●	Our success depends on our interactive marketing technologies achieving and maintaining widespread acceptance in our targeted markets.
●	Our financial condition and potential for continued net losses may negatively impact our relationships with customers, prospective customers and third-party suppliers.
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

●	Because our technology, products, platform, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.
●	We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.
●	Our business operations are susceptible to interruptions caused by events beyond our control.
●	Corporate social responsibility, specifically related to environmental, social and governance (ESG), may impose additional costs and expose us to new risks.
●	Our competitors are constantly evolving, and we may be unable to compete successfully against existing or future competitors to our business.
●

Our Canadian operations through CDM subject us to a complex and evolving framework of Canadian federal and provincial regulatory requirements, including data privacy, accessibility, French-language, and artificial intelligence laws, non-compliance with which could increase our costs, expose us to penalties, and adversely affect our business.

●	Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could adversely affect our financial results.

Risks Related to our Securities and our Company

●

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

●	Because we will not declare cash dividends on our common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.
●	We do not have significant tangible assets that could be sold upon liquidation.
●

We can provide no assurance that our securities will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq, our securities could be delisted.

●	Sales of a substantial number of shares of our common stock in the public market by certain of our shareholders could cause our stock price to fall.
●	There may not be an active market for shares of our common stock.
●	We have issued shares of convertible preferred stock with terms that could dilute the voting power or reduce the value of our common stock.

●

Our preferred shareholders possess significant voting power, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover or other change-of-control transactions.

General Risk Factors

●	Because of our limited resources, we may not have in place various processes and protections common to more mature companies and may be more susceptible to adverse events.
●

Geopolitical conflicts, including the current conflicts involving Iran, Israel and the United States, as well as terrorism and other global security threats, could adversely affect our business, financial condition and results of operations.

●	High inflation and unfavorable economic conditions could negatively affect our business, financial condition and results of operations.
●	Changes in trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

v

PART I

ITEM 1 BUSINESS

Our Company

Creative Realities, Inc. (“Creative Realities”, the “Company”, “we”, “us” or “our”) provides innovative digital signage and media solutions in North America to enhance communications in a wide-ranging variety of out-of-home environments, key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including quick-serve restaurants (“QSR”)

●	Convenience Stores

●	Financial Services

●	Automotive

●	Lottery

●	Mixed Use Developments

●	Digital out of Home (“DOOH”) Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly viable because we help our enterprise customers achieve a wide range of business objectives including:

●	Increased brand awareness/engagement

●	Improved customer support

●	Enhanced employee productivity and satisfaction

●	Increased revenue and profitability

●	Improved guest experience

●	Increased customer/guest engagement

●	Traffic content and advertising

Through a combination of organically grown platforms and a series of strategic acquisitions, the Company assists customers to design, deploy, manage, and monetize their digital signage and in-store retail media networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, equipment manufacturers, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

When comparing Creative Realities to other digital signage competitors, our customers value the following competitive advantages:

●

Breadth of solutions – Creative Realities offers true solutions to our customers. Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage and in-store retail media networks. We leverage a ‘single vendor’ approach, providing customers with a one-stop-shop for sourcing digital signage and media solutions from design through day two services.

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

●	AdTech platforms – The Company has developed and deployed the AdLogic and CPM+ platforms, which, working in conjunction with our CMS platforms, present completely integrated digital advertising solutions for existing and prospective customers seeking to monetize their in-store retail media networks. These platforms anchor the Company's vertical expansion into AdTech bringing new, and expanding existing, addressable markets.

●	Market sector expertise – Creative Realities has in-house experts in key market segments such as retail, quick-serve restaurants (“QSR”), convenience stores, and Digital Out of Home (“DOOH”) advertising. Our expertise in these business segments enables our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

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

●	Retail Media Network – The Company owns and operates the largest mall shopping network in Canada.

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage and in-store retail media networks, including:

○	Hardware system design/engineering

○	Hardware installation

○	Content development

○	Content scheduling

○	Post-deployment network and field support

○	AdTech to traffic advertising and content directly and through programmatic channels

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms include:

○	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

○	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

○	AdLogic, the Company’s AdTech management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

○	CPM+, the Company’s demand side and supply side platform with campaign management and extensive capabilities for programmatic advertising;

○	Clarity, the Company’s digital signage platform for menu board solutions, which has become a market leader for a range of restaurant, including QSR and convenience store applications; and

○

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level.

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

Effect of General Economic Conditions on our Business

We believe that demand for our services will increase in the future in part because of new construction and remodeling activities of pre-existing retail, convenience store, stadium, and event venues. While we do see reductions in retail footprints across the U.S., we see a continued focus on integration of digital into the retail marketplace and a focus on digital refreshes within the retail space to stay relevant in an evolving e-commerce marketplace. Recent general economic conditions have generally made it easier for our customers to justify decisions to invest in digital marketing technology solutions. A change in the macroeconomic trend in the U.S. could have a negative impact on our customers’ ability and/or willingness to advance their digital initiatives.

Government Regulation

We are regulated by various U.S. and Canadian federal and state/provincial governmental agencies. Such regulation includes radio frequency emission regulatory activities of the U.S. Federal Communications Commission, the consumer protection laws of the U.S. Federal Trade Commission, product safety regulatory activities of the U.S. Consumer Product Safety Commission, and environmental regulation in areas in which we conduct business. Some of the hardware components that we supply to customers may contain hazardous or regulated substances, such as lead. A number of U.S. states have adopted or are considering “takeback” bills addressing the disposal of electronic waste, including CRT style and flat panel monitors and computers. Electronic waste legislation is developing. Some of the bills passed or under consideration may impose on us, or on our customers or suppliers, requirements for disposal of systems we sell and the payment of additional fees to pay costs of disposal and recycling. Presently, we do not believe that any such legislation or proposed legislation will have a materially adverse impact on our business.

Our Canadian operations through CDM are headquartered in Waterloo, Ontario, and subject to a range of Canadian federal and provincial laws applicable to our digital signage, media network, and data management operations.

At the federal level, CDM’s commercial activities are governed by the Personal Information Protection and Electronic Documents Act (Canada) (“PIPEDA”) (S.C. 2000, c. 5), which regulates the collection, use, and disclosure of personal information in the course of commercial activity. PIPEDA applies to CDM with respect to customer and client data (s. 4(1)(a)) and personal information transferred to related entities and third-party processors, including transfers to CRI, CDM’s U.S. parent operations, for which CDM remains accountable under contractual and other protective obligations (Schedule 1, Principle 4.1.3). Depending on the technologies deployed in CDM’s digital signage and audience measurement operations, certain data collected or processed in connection with those activities may also constitute personal information subject to PIPEDA, including where applicable regulatory guidance issued by the Office of the Privacy Commissioner of Canada is engaged.

CDM employs employees in Canada. Those employees are subject to applicable provincial employment-related legislation, for example, in Ontario, the Employment Standards Act, 2000 (Ontario), Ontario Human Rights Code, the Ontario Labour Relations Act, 1995, the Workplace Safety and Insurance Act, the Occupational Health and Safety,  and the Accessibility for Ontarians with Disabilities Act, 2005 (“AODA”). Such provincial employment legislation will govern most aspects of the employment relationship.  The employment standards legislation specifically governs minimum notice and severance requirements, which differ materially from the at-will employment framework applicable to some of our U.S. workforce. In the absence of precisely draft termination clauses in employment agreements, common law principles often provide more generous termination entitlements for employees, specifically the concept of “reasonable notice” for termination of employment without cause.

CDM also operates digital media display networks in shopping centres throughout different provinces across Canada, including Quebec, where the Charter of the French Language (as amended by Bill 96) imposes French-language requirements on commercial signage and certain digital interfaces. CDM is also subject to applicable Quebec privacy legislation for intra-provincial commercial activity.

Competition

While we believe there is presently no direct competitor with the comprehensive offering of technologies, solutions, and services we provide to our customers, there are multiple individual competitors who offer subsets of our product and service offerings in the digital signage, DOOH and retail media network spaces. Our legacy operations continue to compete in the U.S. with  digital signage software companies such as Stratacache and Poppulo; marketing services companies such as Sapient Nitro;  digital signage systems integrators such as SageNet. CDM competes in Canada with digital signage software companies such as Coates Group, ICON, Stratacache, and Stingray; DOOH providers Quebecor (formerly NEO), Branded Cities, Pattison, and Bell Media; and retail media networks Pattison and Adapt Media. Some of these competitors may have significantly greater financial, technical, and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. We believe that our holistic sales and business development capabilities, network operations / field service management capabilities, our comprehensive offering of digital signage technology and solutions, brand awareness, and proprietary processes are the primary factors providing our competitive advantage.

Major Customers

We had one customer that accounted for 10% of revenue for the year ended December 31, 2025. Three customers accounted for 15%, 13% and 10% of revenue for the year ended December 31, 2024. We had one customer that accounted for 12% of accounts receivable as of December 31, 2025 and one customer that accounted for 16% of accounts receivable as of December 31, 2024.

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

Human Capital

We strive to foster a great work environment and offer an exceptional experience through competitive pay, benefits, and training programs to our employees. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives. As of December 31, 2025, we had 238 employees.

Corporate Organization

We originally incorporated and organized as a Minnesota corporation under the name “Wireless Ronin Technologies, Inc.” in March 2003 and focused on our expertise in digital media marketing solutions, including digital signage, interactive kiosks, mobile, social media, and web-based media solutions. We acquired the interactive marketing technology business that we currently operate in a 2014 merger with Creative Realities, LLC. Shortly after that merger, we changed our corporate name from “Wireless Ronin Technologies, Inc.” to “Creative Realities, Inc.” On October 15, 2015, we acquired the systems integration and marketing technology business of ConeXus World Global, LLC. On November 20, 2018, we acquired Allure, an enterprise software development company. On February 17, 2022, we acquired Reflect Systems, Inc (“Reflect”).  On November 7, 2025, we acquired DDC Group International, Inc., an Ontario corporation and wholly owned subsidiary of Cineplex (“DDC”). DDC is the parent company of its wholly owned subsidiary, Cineplex Digital Media Inc., an Ontario corporation (“CDMI”), and CDMI’s wholly owned subsidiary, Cineplex Digital Media US Inc., a Delaware corporation (“CDMUS”).   On November 7, 2025, we effectuated two post-closing amalgamations which resulted in CDMI and CDMUS becoming wholly owned by us, which we refer to as “CDM”.

Our principal offices are located at 13100 Magisterial Drive, Suite 201, Louisville, Kentucky 40223, and our telephone number at that office is (502) 791-8800. We have additional offices in the Atlanta, Georgia and Waterloo, Ontario (Canada) metropolitan areas. Our internet address is www.cri.com. Information on our website does not constitute part of this Report.

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

We have incurred historical net losses, and we have had negative cash flows from operations. We incurred net losses in 2024 and 2025 and it is uncertain whether we will be able to obtain or increase our profitability in successive periods.

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

Our success and longevity depend on our ability to generate profits from future operations and obtain sufficient capital through financing transactions to satisfy our debt obligations and meet our other business obligations.

The report of our independent registered public accounting firm on our Consolidated Financial Statements for the fiscal year ended December 31, 2025 includes an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern within one year after that date that the Consolidated Financial Statements are issued.

As of December 31, 2025, the Company has an accumulated deficit of $65,130 and negative working capital of $5,728. For the year ended December 31, 2025, the Company generated a net loss of $8,276 and used net cash in operations of $7,750. These conditions and events, together with the outstanding debt obligations of the Company, raise substantial doubt about the Company's ability to continue as a going concern under the technical framework within ASU 205-40.

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

On November 6, 2025, the Company refinanced its credit facilities pursuant to the Amended Credit Agreement (as described in Note 11, Debt, below), which include a $36,000 term loan and a $22,500 revolving credit facility, and sold 30,000 shares of Preferred Stock for $30,000 (each as further described in this Report).  The net proceeds from these activities were used in part to pay the purchase price payable under the Share Purchase Agreement to acquire CDM.  Additionally, we have a $4,000 Promissory Note outstanding.

If we are unable to maintain our debt service obligations, or we require additional funds for other purposes, we would be required to raise additional funding through public or private financings, including debt or equity financings. Generally, the Amended Credit Agreement prohibits the Company and its subsidiaries from granting any security interests in any of their assets, or from issuing additional debt without the approval of the lenders under the Amended Credit Agreement. The terms of the documents executed in connection with the Offering also provide certain limitations on our ability to effectuate any debt or equity financing, as described in the foregoing risk factor.

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

Although we are focusing on increasing our revenues from SaaS services to our customers, our overall revenues in any quarter depend substantially upon contracts signed and the related shipment and installation or delivery of hardware and software products in that quarter. It is therefore difficult for us to accurately predict revenues and this difficulty also will affect the Company. It is difficult to forecast the timing of large individual hardware and software sales with a high degree of certainty due to the extended length of the sales cycle and the generally more complex contractual terms that may be associated with our products that could result in the deferral of some or all of the revenue to future periods. Revenues from the Company’s AdTech and Media Networks are also subject to seasonal and economic cycles.

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

There has been, and we expect that there will continue to be, significant consolidation in our industry. Inability to either lead or remain active participants in that consolidation may have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a large number of relatively small businesses; no single business dominates or provides integrated solutions and product offerings incorporating much of the available industry technology. We believe that substantial consolidation is occurring in our industry and will continue to do so in the near future. We believe that our prior acquisitions of Allure, Reflect and CDM illustrate acquisition opportunities that exist in our industry. If we do not remain active participants in consolidation, either as a consolidator or as a target, we may be left out of this process, with product offerings of limited value compared with those of our consolidated competitors. Moreover, even if we lead the consolidation process, we may incur unknown liabilities in such consolidations, fail to fully integrate the operations, personnel, or technology from such consolidations, and the market may not validate the decisions we make in that process.

We may not realize the growth opportunities that are anticipated from our acquisition of CDM.

The benefits we expect to achieve as a result of the acquisition of CDM will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends largely on the successful integration of the business and operations of CDM with our business and operations. Even if we are able to integrate our business with CDM successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates, and cost saving projections may not be realized fully or at all. Accordingly, the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The CDM acquisition may fail to achieve beneficial synergies.

We acquired CDM with the expectation that the acquisition will result in beneficial synergies, such as cost reductions and improving the stability of the combined company’s revenues. Achieving these anticipated synergies and benefits will depend largely on our success in integrating CDM with our business. Potential risks from an unsuccessful integration include:

●	the potential disruption of the combined company’s ongoing business and distraction of management;

●	the customers of Creative Realities or CDM may defer purchasing decisions due to disagreements with the combined company on its strategic direction and product initiatives;

●

the customers of CDM may abandon or reject products and services offered by the combined company after the acquisition, including products and services of CDM that are integrated into Creative Realities’ business, such as additional software products, hosting applications or installation services;

●	it may be more difficult to retain key management, marketing, and technical personnel after the acquisition;

●	costs and expenditures for retaining personnel, eliminating unnecessary resources and integrating the businesses are greater than anticipated;

●	the combined company cannot increase sales of its products and services;

●	integrating CDM will impair the legacy relationships that Creative Realities and CDM have developed with their respective customers and business partners;

●	anticipating the market needs and achieving market acceptance of our products and services;

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

The assumption of unknown liabilities in the CDM acquisition may harm our financial condition and results of operations.

Because we acquired all of the issued and outstanding shares of DDC Group International, Inc. (“DDC”), the parent company of CDM, CDM remains subject to all of its liabilities, including contingent and unknown liabilities. Although the share purchase agreement includes representations and warranties and indemnity covenants from the seller of the DDC shares that may offer us some contractual remedies for breaches or certain other undisclosed or unknown liabilities, there are limitations and conditions to our ability to recoup any liabilities, and there may be other unknown obligations for which we have no contractual remedy. In such a case, our business could be materially and adversely affected. We may learn additional information about CDM that adversely affects us, such as the existence of unknown liabilities, or issues that could affect our ability to comply with applicable laws. If these liabilities are greater than expected, or if there are material obligations for which we do not have adequate recourse against the seller, our business may be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We have incurred and will continue to incur significant transaction and integration costs in connection with our acquisition of CDM.

We have incurred significant costs associated with completing the CDM acquisition, and expect to incur additional significant costs integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses and will consist of transaction costs (e.g., legal, accounting), facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be fully achieved in the near or long term.

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

Our financial condition and potential for continued net losses may cause current and prospective customers to defer placing orders with us, require terms that are less favorable to us, or place their orders with our competitors, any of which could adversely affect our business, financial condition, and results of operations. Additionally, third-party suppliers may refuse to do business with us, or may do so only on terms that are unfavorable to us, which could cause our expenses to increase and margins to decrease.

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

We had one customer that accounted for 10% of revenue for the year ended December 31, 2025. Three customers accounted for more than 10% of revenue for the year ended December 31, 2024. We had one customer that accounted for 12% of accounts receivable as of December 31, 2025 and one customer that accounted for 16% of accounts receivable as of December 31, 2024.

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

Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI and ML. These competitive advantages may enable our competition to innovate their products and solutions faster or better than we can, or to provide increased competition on quality and price, which could adversely affect our business and profitability. Burgeoning interest in AI and ML may increase competition and disrupt the Company’s business model. AI and ML may lower barriers to entry in our industry and the Company may be unable to effectively compete with the products or services offered by new competitors. Changes to the products and services we offer related to AI and ML may affect customer expectations, requirements, or tastes in ways that the Company cannot adequately anticipate or adapt to, causing our business to lose revenues.

Issues relating to the use of new and evolving technologies in our offerings, such as AI and ML, may result in increased regulation and costs to comply with such regulations.

We are exploring ways to integrate AI and ML into many of our offerings. We may need to increase our operational, research and development and compliance costs, or divert resources from other research and development efforts, to address potential issues related to AI and ML in a quickly evolving social, legal, and regulatory environment. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development.

We use developed and licensed software technology, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent, or other intellectual property rights to technologies that are important to our business. For example, in September 2025, Alpha Modus, Corp., a subsidiary of Alpha Modus Holdings Inc. (AMOD), filed a patent infringement lawsuit in Texas federal court that alleges, in essence, that CRI’s digital signage solutions infringe on AMOD’s patented technologies for real-time consumer behavior analysis, targeted marketing, digital engagement, inventory management, and AI-driven retail personalization.

Any litigation to determine the validity of infringement claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

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

The market in which we operate is increasingly competitive. Our current competitors generally include general digital signage companies, specialized digital signage operators targeting certain vertical markets (e.g., financial services, retail, or food services), content management software companies, and integrators and vertical solution providers who develop single implementations of content distribution, digital marketing technology, media and AdTech solutions, and related services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, software platform, technology stack, and/or series of services that provide a similar or more robust set of features and functionality than our technology, products and services. If this occurs, we may be unable to grow as necessary to make our business profitable. In addition, our existing and potential future competitors may be able to use their extensive resources to:

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

Our Canadian operations through CDM subject us to a complex and evolving framework of Canadian federal and provincial regulatory requirements, including data privacy, accessibility, French-language, and artificial intelligence laws, non-compliance with which could increase our costs, expose us to penalties, and adversely affect our business.

We conduct substantial operations across Canada through CDM, including digital signage managed services and retail media advertising network operations in Ontario, Quebec, and other Canadian provinces, exposing us to Canadian regulatory requirements that differ materially from, and in certain respects are more stringent than, the equivalent U.S. frameworks governing our legacy operations. At the federal level, CDM is subject to PIPEDA, including its accountability principle, which provides that CDM remains responsible for personal information transferred to related entities and third-party processors — including our U.S. operations.

CDM’s operations in Quebec also expose us to the Charter of the French Language (Bill 96), imposing French-language obligations on commercial signage, digital interfaces, and certain consumer-facing communications. CDM’s Ontario operations are subject to Accessibility for Ontarians with Disabilities Act (AODA) accessibility standards for public-facing digital signage. Non-compliance with any of the foregoing could result in regulatory penalties, injunctions, and reputational harm.

The combined impact of cross-border regulatory complexity could materially and adversely affect our business, financial condition, and results of operations.

Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could adversely affect our financial results.

A significant portion of our revenues, expenses, and assets are now denominated in Canadian dollars through CDM's operations. Our consolidated financial statements are reported in U.S. dollars, and CDM's results are translated at prevailing exchange rates each period. A strengthening U.S. dollar could reduce the reported U.S. dollar value of CDM's revenues and assets, independent of CDM's underlying Canadian-dollar performance. We do not currently maintain a program to hedge our CAD/USD exposure, and there can be no assurance we will implement one. Currency fluctuations could therefore have a material adverse effect on our reported financial condition and results of operations.

RISKS RELATED TO OUR SECURITIES AND OUR COMPANY

Our Articles of Incorporation grant our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without shareholder approval.

Our authorized capital consists of 116,666,666 shares of capital stock, 49,970,000 of which is undesignated preferred stock. Pursuant to authority granted by our Articles of Incorporation, our Board of Directors, without any action by our shareholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided such designation is consistent with Minnesota law. The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Because we will not declare cash dividends on our common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur by our significant shareholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

On October 15, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with North Run Strategic Opportunities Fund I, LP (the “Lead Investor”) and NR-SOF I (Co-Invest I), LP (together with the Lead Investor, the “Buyers”), each an affiliate of North Run Capital, pursuant to which the Company agreed to sell to the Buyers in a private placement, for an aggregate gross purchase price of $30.0 million, an aggregate of 30,000 shares of a newly established series of preferred stock designated as Series A Convertible Preferred Stock (the “Preferred Shares”), which have a stated value of $1,000 per share (the “Stated Value”) (the “Offering”).  The Offering was completed on November 6, 2025.

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

Holders of Preferred Shares are entitled to vote on an as-converted basis with holders of the Company’s common stock (after taking into the account the applicable conversion limitations). Based on the Conversion Rate and without regard to the conversion limitations, the Preferred Shares held by the Buyers were initially convertible into common stock representing 48.7% of our issued and outstanding common stock after giving effect to such conversion.

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

Our preferred shareholders possess significant voting power, which will limit your influence on our management and affairs, and may discourage parties from initiating potential merger, takeover or other change-of-control transactions.

Based on the Conversion Rate and without regarding the conversion limitations, the Preferred Shares were initially convertible into common stock representing 48.7% of our issued and outstanding common stock after giving effect to such conversion. For as long as North Run and its affiliates hold a significant amount of Preferred Shares and/or our common stock, they will be able to strongly influence or effectively exercise control over us. This concentrated control may limit or preclude other shareholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring shareholder approval.

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

North Run has continuing director designation rights based on its and its affiliates’ beneficial ownership of common stock on an as-converted basis. The director designation right initially applies to two Board designees, but will be limited to one Board designee at such time as North Run and its affiliates cease to beneficially own at least 15% of the Company’s outstanding shares of common stock on an as-converted basis, and the designation right will cease to exist if such beneficial ownership threshold fall below 5%.

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

Geopolitical conflicts, including the current conflicts involving Iran, Israel and the United States, as well as terrorism and other global security threats, could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces invaded Ukraine, and the length, impact, and outcome of the ongoing war in Ukraine is unpredictable. On October 7, 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets, triggering an Israeli campaign against Hamas. Although there is currently a cease fire in the Israel-Hamas conflict, no assurance can be given that the cease fire will continue. On February 28, 2026, United States and Israeli forces conducted a series of attacks in Iran, and Iran responded by launching retaliatory attacks on Israel and United States military bases in the Middle East. The intensity and duration of the United States/Israel war against Iran is difficult to predict. The Russia-Ukraine, Israel-Hamas and United States/Israel-Iran wars and other geopolitical and macroeconomic events, a severe or prolonged economic downturn, interest rate fluctuations, rising inflation, recession, or other global financial or geopolitical crises, could result in a variety of risks to our business, or our ability to access the capital markets at a time when we would like, or need, to raise capital, including, but not limited to disruptions to our business operations, or a reduction or restriction on our operations and services.

We cannot predict the occurrence, scope, duration or consequences of geopolitical conflicts, terrorism, cyber incidents or other global crises, or the governmental responses thereto. Any such developments could materially adversely affect our business, financial condition and results of operations.

High inflation and unfavorable economic conditions could negatively affect our business, financial condition and results of operations.

Unfavorable global or regional economic conditions may be triggered by numerous developments beyond our control, including inflation, geopolitical events, health crises such as the COVID-19 pandemic, and other events that trigger economic volatility on a global or regional basis. In particular, a significant deterioration in economic conditions, including economic slowdowns or recessions, increased unemployment levels, inflationary pressures or disruptions to credit and capital markets, could lead to decreased consumer confidence and consumer spending more generally, thus reducing consumer demand for our services. Such heightened inflationary levels and economic conditions may negatively impact consumer disposable income and discretionary spending, negatively impacting our business, financial condition and results of operations.

Changes in trade policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Beginning in 2025, the current Trump administration instituted changes in trade policies that included the imposition of higher tariffs on imports into the U.S. and other government regulations affecting trade between the U.S. and other countries where we conduct our business. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. tariffs have been announced and further changes could be made in the future, which may include additional sector-based tariffs or other measures.

In February 2026, the U.S. Supreme Court (the “Court”) held that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) are not legally authorized. The Court only ruled on IEEPA tariffs and did not invalidate any other tariffs. The implications of the Court’s ruling for trade policy and related administrative actions remain uncertain. Subsequent to the Court’s ruling, the Trump administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law.  A number of tariff-related matters continue to be challenged that could impact the continued utilization of certain tariffs and the manner in which tariff costs. If not significantly and promptly moderated or eliminated, these tariffs may increase the cost of goods for our products or reduce our ability to sell products, which may, in turn, adversely affect our operating results and financial condition.

The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing of when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts

ITEM 1B UNRESOLVED STAFF COMMENTS

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

●	cybersecurity risk assessment processes designed to help identify material cybersecurity risks to our critical systems, information, products, services, and broader enterprise IT environment;

●	cybersecurity awareness training of our employees, incident response personnel, and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;

●	the use of external consultants or other third-party experts and service providers, where considered appropriate, to assess, test, or otherwise assist with aspects of our cybersecurity controls; and

●

annual cybersecurity and privacy training of employees, including incident response personnel and senior management, and specialized training for certain teams depending on their role and/or access to certain types of information, such as consumer information.

During the year ended December 31, 2025, we did not identify risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents we have experienced from time to time, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, operating results, or financial condition. We will continue to monitor and assess our cybersecurity risk management program as well as invest in and seek to improve such systems and processes as appropriate. If we were to experience a material cybersecurity incident in the future, such incident may have a material adverse effect on our operations, business strategy, operating results, and financial condition. For more information regarding cybersecurity risks that we face and potential related impacts on our business, see the section titled “Risk Factors” in Part I, Item 1A of this Report.

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

ITEM 2 PROPERTIES

Our headquarters is located at 13100 Magisterial Drive, Suite 201, Louisville, KY 40223, where we lease approximately 19,000 square-feet of office space, including approximately 7,300 square-feet of warehouse space. We also lease office spaces in other locations as necessary to support our operations outside of Louisville. Our material leased facilities include approximately 4,500 square feet to support our Atlanta operations at a facility known as Northridge Center II, located at 365 Northridge Road, Atlanta, GA 30350, and 15,000 square feet to support our CDM operations at a facility located at 137-139 Northfield Drive West, Unit 1-3, Waterloo, Ontario N2L 5A6.  We believe our current space is sufficient for our projected near-term future growth.

Our corporate phone number is (502) 791-8800.

ITEM 3 LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “CREX”. The transfer agent and registrar for our common stock is Computershare Limited.

Shareholders

As of April 10, 2026, we had 328 holders of record of our common stock.

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

The following discussion should be read in conjunction with the financial statements and related notes for the years ended December 31, 2025 and 2024, which are included elsewhere in this Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations.

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

Overview

The Company transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including QSRs

●	Convenience Stores

●	Financial Services

●	Automotive

●	Lottery

●	Mixed Use Developments

●	DOOH Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise customers achieve a range of business objectives including:

●	Increased brand awareness;

●	Improved customer support;

●	Enhanced employee productivity and satisfaction;

●	Increased revenue and profitability;

●	Improved guest experience; and

●	Increased customer/guest engagement.

●	Traffic content and advertising

Through a combination of organically grown platforms and a series of strategic acquisitions, the Company assists customers to design, deploy, manage, and monetize their digital signage and in-store retail media networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, specifically equipment manufacturers, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

When comparing us to other digital signage providers, our customers value the following competitive advantages:

●	Breadth of solutions – Creative Realities offers a wide breadth of solutions to our customers. Creative Realities is one of only a few companies in the industry capable of providing the full portfolio of products and services required to implement and run an effective digital signage and in-store retail media networks. We leverage a ‘single vendor’ approach, providing customers with a one-stop-shop for sourcing digital signage and media solutions from design through day two services.

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

●

AdTech platforms – The Company has developed and deployed the AdLogic and CPM+ platforms, which, working in conjunction with our CMS platforms, present completely integrated digital advertising solutions for existing and prospective customers seeking to monetize their in-store retail media networks. These platforms anchor the Company's vertical expansion into AdTech bringing new, and expanding existing, addressable markets.

●

Market sector expertise – Creative Realities has in-house experts in key market segments such as retail, QSRs, convenience stores, and DOOH advertising. Our expertise in these business segments enable our teams to provide meaningful business conversations and offer tailored solutions with prospects and customers to their unique business objectives. These experts build industry relationship and create thought leadership that drives lead flow and new opportunities for our business.

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

●	Retail Media Network – The Company owns and operates the largest mall shopping network in Canada.

Our Sources of Revenue

The three primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage and in-store retail media networks, including:

○	Hardware system design/engineering

○	Hardware installation

○	Content development

○	Content scheduling

○	Post-deployment network and field support

○	AdTech to traffic advertising and content directly and through programmatic channels

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms:

○	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

○	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

○	AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

○	Clarity, the Company’s digital signage platform for menu board solutions, which has become a market leader for a range of restaurant, including QSR and convenience store applications; and

○

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level.

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

Recent Developments

North Run Securities Purchase Agreement

On October 15, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with North Run Strategic Opportunities Fund I, LP (the “Lead Investor”) and NR-SOF I (Co-Invest I), LP (together with the Lead Investor, the “Buyers”), each an affiliate of North Run Capital, LP (“North Run”), pursuant to which we agreed to sell in a private placement (the “Offering”), for an aggregate gross purchase price of $30,000, an aggregate of 30,000 shares of  a newly established series of preferred stock, par value $0.01 per share, to be designated as Series A Convertible Preferred Stock (the “Preferred Shares”). On November 5, 2025, in anticipation of the closing of the Offering, we filed the Certificate of Designations with the Secretary of State of the State of Minnesota, which established the designations, preferences, powers and rights of the Preferred Shares. The closing of the purchase and sale of the Preferred Shares occurred on November 6, 2025. We used net proceeds from the Offering to pay a portion of the purchase price for our acquisition of the business of Cineplex Digital Media Inc. and its affiliates (the “CDM Acquisition”). See Note 9, Series A Redeemable Convertible Preferred Stock, for a description of the terms of the Securities Purchase Agreement.

CDM Acquisition

On October 15, 2025, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with its wholly owned subsidiary, 1001372953 Ontario Inc., an Ontario corporation and Cineplex Entertainment Limited Partnership, a Manitoba limited partnership (“Cineplex”), to acquire DDC Group International, Inc., an Ontario corporation and wholly owned subsidiary of Cineplex (“DDC”). DDC is the parent company of its wholly owned subsidiary, Cineplex Digital Media Inc., an Ontario corporation (“CDMI”), and CDMI’s wholly owned subsidiary, Cineplex Digital Media US Inc., a Delaware corporation (“CDMUS”). In this Report, DDC, CDMI and CDMUS are collectively referred to as “CDM”, and such acquisition is referred to as the “CDM Acquisition”.

On November 7, 2025, the parties consummated the transactions contemplated by the Share Purchase Agreement. Upon the terms and conditions of the Share Purchase Agreement, at the closing of the CDM Acquisition, the Company (indirectly through 1001372953 Ontario Inc.) acquired ownership of all of the issued and outstanding capital shares of DDC for a total purchase price of approximately CAD $70,000, subject to customary purchase price adjustments. The final purchase price after adjustments was approximately CAD $60,263 (or approximately USD $42,761). See Note 5, Business Combinations, for a description of the terms of the Share Purchase Agreement.

Amended and Restated Credit Agreement

On November 6, 2025 (the “Refinancing Date”), the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with FMB acting as agent (“Agent”), and a new syndicate of lenders (“Lenders”) which included FMB and two additional creditors, Northwest Bank (“NWB”) and Axos Bank (“Axos”; together with NWB, the “New Lenders”). In the ordinary course of its business, Agent has performed and may continue to perform commercial banking and financial services for the Company for which it has received and will continue to receive customary fees and expenses. The Amended Credit Agreement provides the Company, CDMI and CDMUS  (collectively, “Borrowers”) with two debt facilities, including a three-year term loan of $36,000 (the “Term Loan”) and a three-year revolving debt arrangement of up to $22,500 (the “New Revolving Credit Facility”). The Term Loan and New Revolving Credit Facility in the Amended Credit Agreement both have maturity dates of November 6, 2028 (the “Maturity Date”), and are secured by all the assets of the Borrowers.

The Borrowers used a portion of the proceeds from the Term Loan to finance a portion of the purchase price for the CDM Acquisition (as defined below) and may use additional proceeds of the Term Loan and New Revolving Credit Facility to refinance certain indebtedness of the Borrowers, for working capital and for other general corporate purposes.

See Note 11, Debt, to the Consolidated Financial Statements for a description of the terms of the Amended Credit Agreement.

Results of Operations

Note: All dollar amounts reported in Results of Operations are in thousands, except per-share information.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The tables presented below compare our results of operations from one period to another and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For The Years Ended
	December 31,
	2025	2024	Difference $	Difference %

Sales:
Hardware	$21,232	$18,259	$2,973	16.3%
Services and other	36,000	32,595	3,405	10.4%
Total sales	57,232	50,854	6,378	12.5%
Cost of sales:
Hardware	15,292	13,521	1,771	13.1%
Services and other	16,226	13,322	2,904	21.8%
Total cost of sales	31,518	26,843	4,675	17.4%
Gross profit	25,714	24,011	1,703	7.1%

Operating expenses:
Sales and marketing expenses	5,803	6,015	(212)	(3.5%)
General and administrative expenses	23,065	17,058	6,007	35.2%
Loss on impairment of software asset	5,712	-	5,712	100.0%
Total operating expenses	34,580	23,073	11,507	49.9%
Operating (loss) income	(8,866)	938	(9,804)	(1045.2%)

Other expenses (income):
Interest expense, including amortization of debt discount	2,479	1,775	704	39.7%
Loss on change in fair value of contingent consideration	-	1,608	(1,608)	(100.0%)
Gain on settlement of contingent consideration	(4,775)	-	(4,775)	100.0%
Loss on debt extinguishment	-	1,059	(1,059)	(100.0%)
Loss on debt modification	24	-	24	100.0%
Other expenses (income), net	516	(102)	618	(605.9%)
Total other (income) expenses, net	(1,756)	4,340	(6,096)	(140.5%)
Loss before income taxes	(7,110)	(3,402)	(3,708)	109.0%
Income tax expense	(1,166)	(106)	(1,060)	1000.0%
Net loss	$(8,276)	$(3,508)	$(4,768)	135.9%

Sales

Sales increased by $6,378 or 12.5%, to $57,232 for the year ended December 31, 2025 compared to $50,854 for the year ended December 31, 2024. The increase was driven by the CDM Acquisition, which contributed $13,613 in total revenue from the November 7, 2025 acquisition date through December 31, 2025, partially offset by a decline in legacy CRI revenue on a standalone basis.

Hardware revenues were $21,232 for the year ended December 31, 2025, an increase of $2,973, or 16.3%, from $18,259 for the year ended December 31, 2024. The increase in hardware revenues was primarily driven by purchases from customers in our QSR and sports and entertainment verticals along with incremental hardware attributable to the CDM Acquisition. Services and other revenues were $36,000, an increase of $3,405, or 10.4%, from $32,595 in the prior year. Legacy CRI experienced a $9,000 decline in service revenues primarily attributable to fewer deployments during the period, a decline in media revenue as the Company exited the media business effective October 1, 2024, and lower SaaS subscription revenues. The decrease was offset by $12,577 of services and other revenues generated by CDM in the post-acquisition period.

Gross Profit

Gross profit increased $1,703, or 7%, to $25,714 for the year ended December 31, 2025 from $24,011 for the year ended December 31, 2024. Gross margin decreased to 44.9% from 47.2% The decline in gross margin percentage was primarily driven by the inclusion of CDM, which carries a different revenue and cost mix, as well as changes in product mix within legacy CRI operations, including higher-volume but lower-margin hardware deployments during the year.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing costs. Sales and marketing expenses decreased by $212, or 3.5%, to $5,803 for the year ended December 31, 2025 compared to $6,015 for the year ended December 31, 2024. Legacy CRI sales and marketing expenses decreased approximately $780 primarily as a result of a decrease in fixed and variable salaries of our marketing personnel of $450 and decreased participation in tradeshows of $105. The decrease in legacy CRI results was offset by $582 of CDM expenses for the post-acquisition period.

General and Administrative Expenses

General and administrative expenses increased $6,007, or 35.2%, to $23,065 for the year ended December 31, 2025 compared to $17,058 for the year ended December 31, 2024. The increase was primarily attributable to (1) approximately $2,182 in stock-based compensation expense recognized in the current year in connection with equity awards granted in 2025, compared to $13 in the prior year, as all previously outstanding time-vested and performance awards were fully expensed as of December 31, 2024, (2) incremental general and administrative costs associated with CDM from the November 7, 2025 acquisition date of  approximately $3,992 (3) Deal and other expenses related to the acquisition of CDM totaling $1,954, and (4) decrease in SG&A (excluding the effects of stock compensation and deal costs) of approximately $1,251 related to cost containment efforts related to legacy CRI. These included a $1,367 reduction in fixed and variable salaries, benefits, and payroll taxes for general and administrative personnel, as well as broad-based savings achieved across multiple spending categories. The Company implemented a number of low-cost restructuring measures and targeted vendor spend reductions, none of which were individually material, but which collectively contributed to a more efficient back-office cost structure. These actions were further supported by the retirement of legacy software platforms and the transition to a unified ERP system, which has enabled modest improvements in workflow efficiency and systems integration.

Loss on Impairment of Software Asset

During the year ended December 31, 2025, the Company recognized a $5,712 asset impairment charge related to a proprietary software platform capitalized as an intangible asset under ASC 350-40. The impairment was recorded after management determined that expected future cash flows associated with the platform were not sufficient to recover its carrying amount, primarily due to uncertainty regarding the renewal of an existing software license agreement. The uncertainty arose in September 2025 when the customer communicated that it was unable to renew their license agreement due to budget constraints, representing a triggering event under ASC 350-40. The impairment loss was measured as the excess of the asset’s carrying amount over its estimated fair value, which was determined using an income approach based on discounted cash flows and Level 3 inputs under ASC 820. The impairment did not impact cash flows or liquidity, but it did result in a significant increase in total operating expenses for the year ended December 31, 2025.

Interest Expense

Interest expense, including amortization of debt discount, was $2,479 for the year ended December 31, 2025 compared to $1,775 for the same period in 2024, an increase of $704, or 39.7%. The modest year-over-year increase reflects higher outstanding debt balances following the November 2025 refinancing in connection with the CDM Acquisition, partially offset by lower amortization of debt discount ($27 in 2025 compared to $569 in 2024 as the prior debt discount was fully written off upon extinguishment of the Prior Credit Agreement in May 2024). See Note 11, Debt, to the Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Loss on Change in Fair Value of Contingent Consideration

The Company had a contingent consideration arrangement related to its acquisition of Reflect, which was recorded at fair value and remeasured at each reporting period using a Monte Carlo simulation model. During the year ended December 31, 2024, the Company recognized a $1,608 loss on the change in fair value of this contingent consideration. The contingent consideration was settled with a gain in 2025.

Gain on Settlement of Contingent Consideration

During the year ended December 31, 2025, the Company recognized a gain of $4,775 on settlement of contingent consideration, representing the excess of the carrying value of the contingent consideration liability over the fair value of the cash and equity consideration transferred in settlement. See Note 5, Business Combinations, to the Consolidated Financial Statements for further detail.

Loss on Debt Modification and Extinguishment

During the year ended December 31, 2025, the Company recognized a $24 loss on the modification of its revolving credit facility in connection with the Amended Credit Agreement in November 2025. During the year ended December 31, 2024, the Company recognized a $1,059 loss on extinguishment of debt equal to the remaining unamortized portion of debt discount associated with the prior term loans when the Company entered into the Prior Credit Agreement on May 23, 2024.

Other Expense (Income), Net

Other expense, net was $516 for the year ended December 31, 2025 compared to other income, net of $102 for the year ended December 31, 2024, a change of $618. Other expenses consist primarily of $293 in legal expenses incurred in connection with the contingent consideration settlement and a patent infringement claim and $283 in severance-related expenses in connection with the termination of certain employees as part of a cost-reduction initiative.

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

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2025	2025	2025	2025	2025
GAAP net (loss) income	$(8,276)	$(1,965)	$(7,862)	$(1,817)	$3,368
Interest expense:
Amortization of debt discount	27	27	-	-	-
Amortization of deferred financing costs	110	33	26	25	26
Interest expense, net	2,342	1,055	504	488	295
Depreciation/amortization:				-
Amortization of intangible assets	4,822	1,350	1,171	1,165	1,136
Depreciation of property and equipment	1,669	1,512	54	52	51
Income tax expense (benefit)	1,166	1,175	(82)	(26)	99
EBITDA	$1,860	$3,187	$(6,189)	$(113)	$4,975
Adjustments
Gain on settlement of contingent consideration	(4,775)	-	-	-	(4,775)
Stock-based compensation	2,283	724	308	1,249	2
Deal & transaction expenses	1,954	1,188	766	-	-
Loss on impairment of software asset	5,712	-	5,712	-	-
Loss on modification of revolver	24	24	-	-	-
Other expense (income)	516	108	144	(1)	265
Adjusted EBITDA	$7,574	$5,231	$741	$1,135	$467

		Quarters Ended
	Year Ended	December 31,	September 30,	June 30,	March 31,
Quarters ended	2024	2024	2024	2024	2024
GAAP net (loss) income	$(3,508)	$(2,838)	$54	$(615)	$(109)
Interest expense:
Amortization of debt discount	569	-	-	209	360
Other interest, net	1,206	296	303	304	303
Depreciation/amortization:
Amortization of intangible assets	3,877	1,128	1,081	878	790
Amortization of employee share-based awards	13	4	3	3	3
Depreciation of property and equipment	201	49	51	52	49
Income tax expense (benefit)	106	(120)	192	25	9
EBITDA	$2,464	$(1,481)	$1,684	$856	$1,405
Adjustments
Loss (gain) on fair value of contingent consideration	1,608	2,022	598	(408)	(604)
Stock-based compensation – Director grants	1,059	-	-	1,059	-
Other (income) expense	(102)	(74)	(11)	18	(35)
Adjusted EBITDA	$5,029	$467	$2,271	$1,525	$766

Liquidity and Capital Resources

See Note 1, Nature of Organization and Operations, to the accompanying Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

Net cash used in operating activities was $7,750 for the year ended December 31, 2025 compared to net cash provided by operating activities of $3,381 for the year ended December 31, 2024. Cash used in 2025 was primarily attributable to a net loss of $8,276, adjusted for net non-cash charges of $12,021, offset by a $11,495 net decrease in cash from changes in operating assets and liabilities. Cash provided in 2024 was primarily attributable to a net loss of $3,508, adjusted for net non-cash charges of $7,675, offset by a $786 net decrease in cash from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $40,477 for the year ended December 31, 2025 compared to $2,801 for the year ended December 31, 2024. The increase was primarily attributable to $37,983 in net cash paid for the CDM Acquisition on November 7, 2025 (net of cash acquired). Capitalization of internally developed software costs was $2,188 for the year ended December 31, 2025 compared to $2,790 for the year ended December 31, 2024, with the decrease reflecting the completion of the Company's automotive digital signage platform during the second quarter of 2024. Purchases of property and equipment were $306 for the year ended December 31, 2025 compared to $11 for the year ended December 31, 2024. The Company did not have any material commitments for capital expenditures as of December 31, 2025.

Financing Activities

Net cash provided by financing activities was $48,739 for the year ended December 31, 2025 compared to net cash used of $2,453 for the year ended December 31, 2024. Cash provided in 2025 was primarily driven by capital raised in connection with the CDM Acquisition, of which $30,000 represented gross proceeds from the sale of Series A Redeemable Convertible Preferred Stock (net of $2,544 in issuance costs) and $36,000 represented proceeds from the Term Loan under the Amended Credit Agreement. These inflows were partially offset by net repayments under the revolving credit facility of $8,105, a $3,000 cash payment in connection with the settlement of the contingent consideration liability, $2,272 in repayments of finance lease obligations, $850 in deferred financing costs, and $490 in scheduled term loan repayments. Cash used in 2024 was primarily attributable to $15,147 in repayments of term debt, partially offset by $13,044 in net borrowings under the revolving credit facility. See Note 11, Debt, to the Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

During the year ended December 31, 2025, we did not engage in any off-balance sheet arrangements set forth in Item 303(a) (4) of Regulation S-K.

Contractual Obligations and Commitments

As of December 31, 2025, we had operating and finance lease obligations of approximately $23,912 payable over the next five years. These obligations relate primarily to corporate office space, warehousing and light-assembly facilities used to stage and deploy digital signage hardware, and leased equipment supporting our operations. Our contractual lease commitments increased materially during 2025 as a result of the CDM Acquisition on November 7, 2025, which added leases for the Waterloo, Ontario corporate office (operating lease) and two finance leases covering facilities and equipment with Cadillac Fairview and Cominar.

Critical Accounting Estimates

The preparation of financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has identified certain critical accounting estimates which are outlined below. In addition, there are other items within our financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Business Combinations

On November 7, 2025, the Company completed the CDM Acquisition and accounted for the transaction as a business combination under ASC 805, Business Combinations. The accounting for a business combination requires the Company to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information available at the acquisition date and are inherently uncertain. The Company engaged a third-party valuation specialist to assist in the determination of fair values.

The key assumptions underlying the preliminary purchase price allocation include discount rates, projected revenue growth rates, customer attrition rates, royalty rates, and the remaining useful lives of identified intangible assets. The valuation of customer relationships utilized the multi-period excess earnings method, developed technology utilized the relief-from-royalty method, and non-compete agreements utilized the with-and-without method. Changes in the assumptions used to determine fair value could result in materially different asset and liability values, which would affect the amount of goodwill recognized and the amortization of intangible assets in future periods.

The purchase price allocation for the CDM Acquisition remains preliminary as of December 31, 2025 and is subject to adjustment during the measurement period, which extends through November 7, 2026. Preliminary fair values may be revised as additional information becomes available, including but not limited to the finalization of the valuation of identified intangible assets, the assessment of deferred tax assets and liabilities, and the resolution of post-closing working capital adjustments. See Note 5, Business Combinations, for additional information.

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

No impairment was recorded as a result of our annual assessment completed as of September 30, 2025.

The valuation of goodwill is subject to a high degree of judgment, uncertainty and complexity. We believe the future estimates and assumptions used to test for impairment losses on goodwill are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Impact of Recently Issued Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2025.

Exclusion of Acquired Business

As permitted by the guidance issued by the Securities and Exchange Commission, management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, the internal control over financial reporting of CDM, which was acquired on November 7, 2025. CDM represented approximately 60% of total assets and 22% of total revenues included in the Company’s consolidated financial statements as of and for the year ended December 31, 2025. We are in the process of integrating CDM into our overall internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the ongoing integration of CDM.

ITEM 9B OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the officers (as defined in Exchange Act Rule 16a-1(f)) or directors of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Richard Mills (Chairman and CEO), David Bell, Thomas B. Ellis, Donald A. Harris, Daniel McGrath, and Stephen Nesbit.

The following table sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
David Bell	81	Director
Michael Bosco	52	Director
Thomas B. Ellis	56	Director
Donald A. Harris	72	Director
Daniel McGrath	63	Director
Richard Mills	70	Chief Executive Officer and Director (Chairman)
Stephen Nesbit	74	Director
Tamra Koshewa	58	Chief Financial Officer

The biographies of the above-identified individuals are set forth below:

David Bell joined our Board of Directors in August 2014 in connection with our acquisition of Creative Realities, LLC. Mr. Bell brings over 40 years of advertising and marketing industry experience to the Board, including serving as CEO of three of the largest companies in the industry - Bozell Worldwide, True North Communications and The Interpublic Group of Companies, Inc. Mr. Bell has previously led Slipstream Communications, LLC which is an international company providing strategic branding, digital marketing, and public relations services and served as a Senior Advisor to Google Inc. from 2006 to 2009. Mr. Bell previously served as an Operating Advisor at Pegasus Capital Advisors. He was a Senior Advisor to AOL from 2008 to 2016 and has also served on the boards of multiple publicly traded companies, including Lighting Science Group Corporation and Point Blank Solutions, Inc., and Primedia, Inc., and served as President and CEO of The Interpublic Group of Companies Inc. from 2003 to 2005. Mr. Bell served as an independent director on the Board of Directors of Time, Inc. from June 2014 to January 2018.

Michael P. Bosco was appointed to our Board of Directors on December 30, 2025. Mr. Bosco serves as a Partner at North Run Capital, LP, a public security investment firm, a position he has held since 2005. Previously, Mr. Bosco served as Vice President of Resurgence Asset Management from 2002 until 2004, Senior Associate at Hampshire Equity Partners from 1997 until 2000, and as Corporate Finance Analyst at Alex. Brown & Sons, Inc. from 1995 until 1997. Mr. Bosco received a B.S. degree from Boston College and an M.B.A. from The Wharton School, University of Pennsylvania.

Thomas B. Ellis was appointed to our Board of Directors on November 6, 2025. Mr. Ellis has served as a Co-Managing Member at North Run Capital, LP, a public security investment firm, since December 2002. Prior to co-founding North Run in 2002, Mr. Ellis, was a Principal at Berkshire Partners, LLC, a private equity firm, an Analyst at MHR Fund Management, a hedge fund and distressed debt fund, and an Associate in the Investment Banking Division of Goldman, Sachs & Co. Mr. Ellis received an A.B. degree from Princeton University and a J.D. degree from Harvard Law School. Mr. Ellis has served on the board of directors of LENSAR, Inc. (Nasdaq: LNSR) since May 2023, on the board of directors of Guerilla RF, Inc. (OTCQX:GUER) since August 2024, and on the board of directors of LightPath Technologies, Inc. (Nasdaq: LPTH) since February 2025.

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

Daniel McGrath was appointed to our Board of Directors on November 6, 2025. Mr. McGrath joined Cineplex Odeon Corporation in 1987 and held various financial and operational roles from 1987 to 2000. Upon joining Galaxy in 2000, he held the position of Executive Vice President and held that position with the corporation until 2011 when he was named Chief Operating Officer. In his current role as Chief Operating Officer of Cineplex Inc., Mr. McGrath oversees theatre operations and food service, location-based entertainment (The Rec Room, Playdium, Junxion), design and construction, real estate, strategic planning, as well as the company’s media businesses, which included Cineplex Digital Media prior to the Company’s acquisition of such business in 2025. He is a member of the Board of Directors of Scene+, the Movie Theatre Association of Canada (where he is also Treasurer), Canada’s Walk of Fame, and he is a member of the Finance Committee for Covenant House. Mr. McGrath graduated from Brock University with a BAdmin (Honours) and holds the accounting designations of Chartered Professional Accountant (CPA) and Chartered Accountant (CA).

Richard Mills is currently our Chief Executive Officer, a member of our Board of Directors and Chairman of the Board. Mr. Mills served as interim Chief Financial Officer from October 10, 2025 to December 1, 2025, and has served as our Chief Executive Officer and as a member of our Board of Directors since 2015, and as Chairman of the Board since November 2023. Mr. Mills possesses over 32 years of industry experience. He was previously Chief Executive Officer of ConeXus World Global, a leading digital media services company, which he founded in 2010, and which was acquired by the Company. Prior to founding ConeXus, Mr. Mills was President and Director at Beacon Enterprise Solutions Group, Inc., a public telecom and technology infrastructure services provider. Previous to that, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills helped grow sales at Pomeroy during his time there from $100 million to $700 million. Mr. Mills was also a founder of Strategic Communications LLC.

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

Tamra Koshewa has served as the Chief Financial Officer of the Company since December 1, 2025. Ms. Koshewa possesses over 30 years of financial leadership experience with multiple companies across diverse industries including manufacturing, technology, and services. Most recently she was CFO for private equity owned entities including Manna Beverages, LLFlex and HMI. Previously she held senior finance positions at Equipment Depot, AAF International, Time Warner Cable, American Commercial Lines and General Electric, where, over the course of a decade, she graduated from GE’s Experienced Financial Leadership Program and was certified as a Six Sigma Master Black Belt. Early in her career she was a certified public accountant (inactive) with KPMG. Ms. Koshewa has a bachelor's degree in accounting from Bellarmine University and an MBA from Vanderbilt’s Owen Graduate School of Management. In addition, Ms. Koshewa has been a member of the board of directors of Maryhurst, a Kentucky-based nonprofit health care organization for children, since 2012.

Under our corporate bylaws, all of our directors serve for annual terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, in addition to any unique skills or attributes associated with a director. With regard to Mr. Bell, the Board considered his deep experience within the advertising and marketing industries and his prior management of large enterprises. With regard to Mr. Bosco, the Board of Directors considered his substantial accounting, banking and corporate finance experience. With regard to Mr. Mills, the Board of Directors considered his extensive background and experience in the industry. With regard to Mr. Harris, the Board of Directors considered his extensive experience in the telecommunications industry and association with private equity investors. With regard to Mr. Nesbit, the Board of Directors considered his extensive experience in the digital signage industry, having run several companies in the industry and acted as a consultant broadly for digital signage companies over the past twenty years. With regard to Mr. Ellis, the Board of Directors considered his background in finance and his extensive experience investing in and working with companies. With regard to Mr. McGrath, the Board of Directors considered his significant experience in management of digital media operations, including the business of Cineplex Digital Media that was recently acquired by the Company.

The Board of Directors has determined that there are presently five “independent” directors, as such term is defined in Section 5605(a)(2) of the Nasdaq listing rules, each of whom also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. The directors whom the board has determined to be independent are Messrs. Bell, Bosco, Ellis, Harris and Nesbit.

Pursuant to the Securities Purchase Agreement dated October 15, 2025 among the Company, North Run Strategic Opportunities Fund I, LP (the “Lead Investor”) and NR-SOF I (Co-Invest I), LP (the “Securities Purchase Agreement”), we agreed to increase the size of the Board of Directors from four to seven directors, and to appoint two designees of the Lead Investor to the Board of Directors. In accordance with this covenant, Thomas B. Ellis and Michael P. Bosco were appointed to the Board, effective as of November 6, 2025 and December 30, 2025, respectively. We also agreed to provide the Lead Investor with continuing director designation rights based on the Lead Investor’s and its affiliates’ beneficial ownership of Common Stock on an as-converted basis. The director designation right will be limited to one Board designee at such time as the Lead Investor and its affiliates cease to beneficially own at least 15% of the Company’s outstanding shares of Common Stock on an as-converted basis, and the designation right will cease to exist if such beneficial ownership threshold falls below 5%. Pursuant to the Securities Purchase Agreement, if any of the Lead Investor’s board designees is not re-elected to the Board at any meeting of the Company’s shareholders at which directors are elected, our Board is obligated to promptly increase the size of the Board by one member, if necessary, and appoint the applicable board designee to fill the resulting vacancy.

Board Leadership Structure and Role in Risk Oversight

Richard Mills serves as the Chairman of the Board of Directors and the Company’s Chief Executive Officer. The role of the Chief Executive Officer is to manage business operations and development. The role of the Chair of the Board is to oversee, among other things, communications and relations between our Board of Directors and senior management, consideration by our Board of Directors of the Company’s strategies and policies, and the evaluation of our principal executive officers by our Board of Directors. We believe that by having the Chairman and CEO held by the same person, information flows more easily between the management team and the Board of Directors. The Board of Directors believes that the Board of Directors and Company are best served at this stage of the Company’s growth and operations for Mr. Mills, as the Company’s CEO, to also serve as the Chairman. The Board maintains a majority of independence, with five out of seven current directors being independent to provide appropriate oversight of the CEO’s performance and functioning. Mr. Mills is not a member of the Company’s Audit Committee or Compensation Committee. During the fiscal year ended December 31, 2025, the Board held five videoconference meetings. During that year, all directors attended at least 80% of the aggregate of the meetings of the Board and of each of the Board committees on which he served at the time. We encourage, but do not require, the Board to attend annual shareholder meetings. Messrs. Mills and Harris attended the 2025 annual meeting of the shareholders.

Although risk management is a core responsibility of the Company’s management, the Board of Directors recognizes that it plays a critical role in oversight of risk. The Board, in order to more specifically carry out this responsibility, has assigned the audit committee the primary duty to periodically review the Company’s policies and practices with respect to risk assessment and risk management, including discussing with management the Company’s major risk exposures and the steps that have been taken to monitor and control those exposures. Those risks include Company risks, such as cyber security incidents, and industry and general economic risks, such as risks related to the impact of trade policies on our supply chain, all as further identified in our annual report. The compensation committee has been assigned the duty to assess the impact of the Company’s compensation programs on risk and recommend to the Board of Directors the adoption of any policies deemed necessary or advisable in order to mitigate compensation- and human capital management-related risks.

Board Committee Membership

Our Board of Directors has created a standing Compensation Committee and Audit Committee, which are described below. The Company’s committees have a separately adopted charter that is available on the Company’s website at https://investors.cri.com. Messrs. Bell, Bosco, Ellis, Harris, and Nesbit qualify as “independent” members of the board as described above.

The Board of Directors has not created a separate committee for nomination or corporate governance. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors. Nevertheless, nominees to serve as directors on our Board of Directors are selected by those directors on our board who are independent.

Compensation Committee Information. Our Compensation Committee consists of Stephen Nesbit, Donald Harris, and David Bell. Mr. Nesbit serves as chair of the committee. Each member of the Compensation Committee is independent under the applicable Nasdaq listing standards. The Compensation Committee met twice and took action by written consent three times during the fiscal year ended December 31, 2025. The Compensation Committee has a written charter. The Compensation Committee’s duties, which are specified in the Compensation Committee charter, include, but are not limited to:

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

Audit Committee Information. Our Audit Committee consists of David Bell, Stephen Nesbit, and Donald Harris. Mr. Bell serves as chair of the committee. The Board of Directors has determined that at least one member of the Audit Committee, Mr. Bell, is an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Exchange Act of 1934. Mr. Bell’s relevant experience in this regard is detailed above in his biography. The Board of Directors has determined that each director serving on the Audit Committee is able to read and understand fundamental financial statements. The audit committee met four times during the fiscal year ended December 31, 2025. Pursuant to our audit committee charter, responsibilities of the Audit Committee include:

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

Report of the Audit Committee

The Audit Committee reviewed and discussed the financial statements for the fiscal year ended December 31, 2025, with management. The Audit Committee also discussed with the Company’s independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the SEC. The Audit Committee has received the written disclosures and the letter from the Company’s independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the Company’s independent accountant its independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements of the Company included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 be included in such report.

This report has been furnished by the Audit Committee of the Board of Directors.

The Audit Committee:

David Bell (Chair)

Donald Harris

Stephen Nesbit

Communications with Board Members

Our Board of Directors has provided the following process for shareholders and interested parties to send communications to our Board and/or individual directors. All communications should be addressed to Creative Realities, Inc., 13100 Magisterial Drive, Ste. 201, Louisville, KY 40223, Attention: Corporate Secretary. Communications to individual directors may also be made to such director at our Company’s address. All communications sent to any individual director will be received directly by such individuals and will not be screened or reviewed by any Company personnel. Any communications sent to the Board in the care of the Corporate Secretary will be reviewed by the Corporate Secretary to ensure that such communications relate to the business of the Company before being reviewed by the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions) and directors. Our Code of Business Conduct and Ethics is designed to help ensure our business is conducted in accordance with the highest standards of ethical behavior and satisfies the requirements of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics is available, free of charge, on the Company’s website at https://investors.cri.com, or upon written request to our Corporate Secretary at 13100 Magisterial Drive, Ste. 201, Louisville, KY 40223.

Insider Trading Policy

We have adopted an insider trading policy applicable to members of the Board of Directors, executive officers of the Company, and all employees of the Company or household and immediate family members of such individuals and entities that such individuals influence or control (collectively, “Insiders”). The Company may also determine that other persons should be subject to the policy, such as contractors or consultants who have access to material non-public information. The policy prohibits any Insider from engaging in transactions involving the purchase or sale of the Company’s securities while such person has access to material nonpublic information, as well as from trading in the securities of other companies in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material nonpublic information about such company or its securities.

Hedging and Pledging Policies

Our Insider Trading Policy provides that no Insider may trade in options, warrants, puts, calls or similar hedging instruments designed to hedge or offset any decrease in market value of our securities, may not sell our securities “short,” and may not hold our securities in margin accounts or pledge our securities except in cases where the individual seeks to pledge our securities as collateral for a loan (not including margin debt) if they can clearly demonstrate the financial capacity to repay the loan without resort to the pledged securities. These prohibitions apply to avoid any appearance that an Insider is trading based on material non-public information and focus his or her attention on short-term performance at the expense of the Company’s long-term objectives.

ITEM 11 EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for 2025 and 2024 (table and footnotes in whole dollars):

								Non-Equity
				Stock		Option		Incentive Plan	All Other
		Salary	Bonus	Awards		Awards		Compensation	Compensation	Total
Name and Principal Position(a)	Years	($)	($)	($)		($)		($)	($)	($)
Richard Mills	2025	450,000	270,000	1,485,000	(b)	502,249	(c)	-	-	2,707,249
Chief Executive Officer
and Director	2024	450,000	-	-		-		-	-	450,000

Ryan David Mudd	2025	197,336	-	165,000	(d)	168,229	(e)	-	-	530,565
Interim Chief Financial
Officer	2024	207,692	22,500	-		-		-	-	230,192

(a)	Mr. Mills joined the Company effective October 15, 2015. Mr. Mudd served as the Interim Chief Financial Officer of the Company from February 1, 2025 until October 10, 2025.
(b)

Represents 450,000 Restricted Stock Units ("RSUs") granted to Mr. Mills pursuant to a Restricted Stock Unit Agreement in accordance with Issuer's 2023 Stock Incentive Plan, as amended (the "Plan"), with RSUs vesting in three equal installments as follows: 150,000 vest on December 31, 2025, 150,000 vest on July 3, 2027 and 150,000 vest on July 3, 2028. Accelerated vesting shall occur upon the earliest of Reporting Person's death or disability, termination of employment without "cause" by Issuer, or a "Sale Transaction" occurring under the Plan.

(c)

Represents 206,000 options issued pursuant to an Option Agreement in accordance with the Plan, with options vesting and exercisable in three installments as follows: 68,667 options vest on June 2, 2026, 68,667 options vest on June 2, 2027, and 68,666 options vest on June 2, 2028.

(d)

Represents 50,000 RSUs granted to Mr. Mudd pursuant to a Restricted Stock Unit Agreement in accordance with the Plan, with RSUs vesting in three equal installments as follows: 16,666 vest on July 3, 2026, 16,666 vest on July 3, 2027 and 16,667 vest on July 3, 2028. Accelerated vesting shall occur upon the earliest of Mr. Mudd’s death or disability, or a "Sale Transaction" occurring under the Plan.

(e)

Represents 69,000 options issued pursuant to an Option Agreement in accordance with the Plan, with options vesting and exercisable in three installments as follows: 23,000 options vest on June 2, 2026, 23,000 options vest on June 2, 2027, and 23,000 options vest on June 2, 2028.

The material terms of employment agreements of Richard Mills, Chief Executive Officer of the Company, and David Ryan Mudd, former Interim Chief Financial Officer of the Company, and payments to be made upon a change in control are discussed below.

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

Richard Mills Employment Agreement

The Company employs Richard Mills as its Chief Executive Officer. Mr. Mills and the Company entered into an employment agreement on November 12, 2021. The employment agreement is effective for a one-year term, which automatically renews for additional one-year periods unless either the Company or Mr. Mills elects not to extend the term. The agreement provided for an initial annual base salary of $330,000 subject to annual increases but generally not subject to decreases. In accordance with the agreement, Mr. Mills’ annual base salary was adjusted automatically on February 17, 2022 to $450,000, subject to annual increases but not generally subject to decreases. Under the agreement, Mr. Mills is eligible to participate in performance-based cash bonus or equity award plans for Company senior executives. Mr. Mills will participate in Company employee benefit plans, policies, programs, perquisites and arrangements to the extent he meets applicable eligibility requirements. In the event of a termination of employment for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for reason of death, disability or for cause, Mr. Mills will be entitled to receive aggregate severance payments equal to twelve months of his base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. On June 15, 2022, the Board approved an amendment to certain aspects of Mr. Mills’ compensation as further described below.

David Ryan Mudd Employment Agreement

The Company and Mr. Mudd entered into an employment agreement in which the Company paid Mr. Mudd an annual base salary of $235,000 through January 31, 2026, at which point his annual base salary would have increased to $260,000 until his resignation on October 10, 2025. If Mr. Mudd’s employment was terminated for good reason, as defined, without cause, as defined, or within 12 months following a change in control, as defined, other than for cause, Mr. Mudd would have been entitled to receive aggregate severance payments equal to the annual base salary that would have been payable until January 31, 2027, or six months, whichever is larger. The agreement provided that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation and non-competition provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters. Mr. Mudd ceased serving as the Interim Chief Financial Officer of the Company on October 10, 2025.

Tamra Koshewa Employment Agreement

In connection with Ms. Koshewa’s appointment as Chief Financial Officer on December 1, 2025, the Company and Ms. Koshewa entered into an employment agreement. The employment agreement provides that the Company will employ Ms. Koshewa on an “at will” basis, and pay Ms. Koshewa an annual base salary of $350,000, and a minimum bonus for 2025 of no less than $50,000. If Ms. Koshewa’s employment is terminated by the Company without cause, as defined, or within 12 months following a change in control, as defined, for any reason other than for death, disability or cause, Ms. Koshewa will be entitled to receive aggregate severance payments equal to six months of Ms. Koshewa’s annual base salary. The agreement provides that any severance payments would be paid in installments over the course of the severance. The agreement contains certain non-solicitation provisions that continue after employment for a period of one year. The agreement also contains other customary restrictive and other covenants relating to the confidentiality of information, the ownership of inventions and other matters.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock options and restricted stock awards held by our named executive officers as of December 31, 2025:

	Option Awards(a)				Stock Awards
						Market
					Number	value
	Number of	Number of			of shares	of shares
	Securities	Securities			or units of	or units of
	Underlying	Underlying	Option		stock	stock
	Unexercised	Unexercised	Exercise	Option	that has	that have
	Options (#)	Options (#)	Price	Expiration	not vested	not vested
Name	Exercisable	Non-Exercisable	($)	Date	(#)	($)
Richard Mills	160,000(a)	-(a)	7.59	6/1/2030	300,000(b)	783,000
	160,000(c)	-(c)	7.59	6/1/2030	-	-
	333,334(d)	-(d)	3.00	2/17/2025	-	-
	-(e)	206,000(e)	3.05	6/2/2035	-	-

David Ryan Mudd	-(f)	69,000(f)	3.05	1/8/2026(f)	50,000(g)	130,500

(a)	These stock options vested in three equal installments on June 1 annually, beginning in 2021 and ending in 2023.
(b)

Represents 450,000 Restricted Stock Units ("RSUs") granted to Mr. Mills pursuant to a Restricted Stock Unit Agreement in accordance with Issuer's 2023 Stock Incentive Plan, as amended (the "Plan"), with RSUs vesting in three equal installments as follows: 150,000 vest on December 31, 2025, 150,000 vest on July 3, 2027 and 150,000 vest on July 3, 2028. Accelerated vesting shall occur upon the earliest of Reporting Person's death or disability, termination of employment without "cause" by Issuer, or a "Sale Transaction" occurring under the Plan.

(c)

These stock options (the “Performance Options”) became vested in increments of 16.67 percent of the total shares purchasable under this issuance subject to satisfying Company revenue target and earnings before interest, taxes, depreciation and amortization (“EBITDA”) target for the applicable year. In each of calendar years 2020, 2021 and 2022, one-third of the total shares may vest (if the revenue and EBITDA targets are met), and the shares that are subject to vesting each year are allocated equally to each of the revenue and EBITDA targets for such year, with each target and vesting being independently achieved without regard for the other. These Performance Options include a catch-up provision, where any options that did not vest during a prior year due to the Company’s failure to meet a prior revenue or EBITDA target may vest in a subsequent vesting year if the revenue or EBITDA target, as applicable, is met in the future year. The revenue and EBITDA targets for the subject years are as follows:

Calendar Year	Revenue Target (millions)	EBITDA Target (millions)
2022	$35	$3.1
2023	$38	$3.5

The executives met the foregoing EBITDA target for calendar year 2021.

On June 15, 2022, the Board approved of an amendment to the Performance Options to provide that the revenue target for the calendar year 2022 set forth therein ($38 million) is eliminated, and the remaining shares that are available for vesting under the Performance Options (106,667 unvested) (including the unvested portions of shares based on the satisfaction of the revenue targets for 2020 and 2021 by virtue of the catch-up provisions in the Performance Options) will fully vest upon the achievement of the updated EBITDA target for calendar year 2022 of $3.6 million.

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

(d)

Mr. Mills received ten-year options to purchase 333,334 shares of common stock (the “New Options”). The New Options were eligible to vest at any time on or prior to the date on which the “Guaranteed Price” is agreed upon by the Company and RSI Exit Corporation, or finally determined in accordance with the terms of the Merger Agreement, if the trailing 10-trading day VWAP of the Company’s common stock, as reported on the Nasdaq Capital Market, exceeded certain share price targets. The New Options were fully vested in connection with a settlement of certain claims related to the Guaranteed Price.

	Share Price Targets
						Guaranteed	Total
Executive	$ 6.00	$ 9.00	$ 12.00	$ 15.00	$ 18.00	Price	Shares
Mills Shares Vested	16,667	33,334	50,000	66,667	83,333	83,333	333,334
Logan Shares Vested	10,000	20,000	30,000	40,000	50,000	50,000	200,000

Percentage of Shares Vested	5%	10%	15%	20%	25%	25%

(e)	These options vest in three installments as follows: 68,667 options vest on June 2, 2026, 68,667 options vest on June 2, 2027, and 68,666 options vest on June 2, 2028.

(f)

Represents 69,000 options issued pursuant to an Option Agreement in accordance with the Plan, with options vesting and exercisable in three installments as follows: 23,000 options vest on June 2, 2026, 23,000 options vest on June 2, 2027, and 23,000 options vest on June 2, 2028. Mr. Mudd resigned as Interim Chief Financial Officer effective October 10, 2025, and such option terminated 90 days after such resignation.

(g)

Represents 50,000 RSUs granted to Mr. Mudd pursuant to a Restricted Stock Unit Agreement in accordance with the Plan, with RSUs vesting in three equal installments as follows: 16,666 vest on July 3, 2026, 16,666 vest on July 3, 2027 and 16,667 vest on July 3, 2028. Accelerated vesting shall occur upon the earliest of Mr. Mudd’s death or disability, or a "Sale Transaction" occurring under the Plan. Mr. Mudd resigned as Interim Chief Financial Officer effective October 10, 2025, and such RSUs have terminated.

Director Compensation

The Company’s Board of Directors had a director compensation plan to compensate non-officer directors for services provided to the Board and its standing committees. For calendar years 2025 and thereafter, the Compensation Committee approves an annual grant under the Creative Realities, Inc. 2023 Stock Incentive Plan, as amended (the “Plan”), to each non-employee director of the Company as of December 31 of each calendar year, commencing December 31, 2025, of shares of the Company’s common stock (the “Shares”) having an aggregate value of $36,000 (pro-rated for partial years of service), with such Shares to be valued at the closing price of the Company’s common stock on December 31 of the applicable year (or if such date is not a trading day, as of the trading day immediately prior thereto).

The table below sets forth the compensation paid to Company non-employee directors during 2025:

	Director Compensation (table and footnotes in whole dollars)

	Fees				Nonqualified
	earned			Non-equity	deferred
	or paid	Stock		incentive plan	compensation	All other
	in cash	awards	Option awards	compensation	earnings	compensation	Total
Name	($)(a)	($)(b)	($)	($)	($)	($)	($)
David Bell	-	36,000	-	-	-	-	36,000
Michael Bell	-	5,523	-	-	-	-	5,523
Thomas B. Ellis	-	5,523	-	-	-	-	5,523
Donald A. Harris	-	36,000	-	-	-	-	36,000
Daniel McGrath	-	5,523	-	-	-	-	5,523
Stephen Nesbit	-	36,000	-	-	-	-	36,000

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

	Pay Versus Performance
	Summary		Summary
	Compensation	Compensation	Compensation	Compensation	Value of Initial Fixed $100
	Table Total for	Actually	Table Total for	Actually Paid to	Investment Based On:	Net Income(6)
	PEO(1)	Paid to PEO(2)	Non-PEO NEO(3)	Non-PEO NEO(4)	Total Shareholder Return(5)	(in thousands)
Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	2,707,249	3,066,367	512,291	345,013	150	(8,276)
2024	450,000	438,154	400,000	392,893	141	(3,508)
2023	450,000	498,678	350,000	373,292	61	(2,937)

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

	Reported
	Summary
	Compensation	Reported	Equity	Compensation
	Table Total	Value of Equity	Awards	Actually Paid to
	for PEO	Awards(a)	Adjustments(b)	PEO
Year	($)	($)	($)	($)
2025	2,707,249	(1,987,249)	2,346,367	3,066,367
2024	450,000	-	(11,846)	438,154
2023	450,000	-	48,678	498,678

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

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

The amounts deducted or added in calculating the equity award adjustments are as follows:

Fair Value of
				Year over	Fair Value	Dividends or other
		Year over		Year Change in	at the End	Earnings Paid on
		Year Change in	Fair Value as of	Fair Value of	of the Prior Year	Stock or Option
		Fair Value of	Vesting Date of	Equity Awards	of Equity Awards	Awards not
	Year End	Outstanding	Equity Awards	Granted in	that Failed to	Otherwise Reflected	Total
	Fair Value	and Unvested	Granted	Prior Years	Meet Vesting	in Fair Value	Equity
	of Equity	Equity	and Vested	that Vested	Conditions	or Total	Award
	Awards	Awards	in the Year	in the Year	in the Year	Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2025	1,278,447	-	391,500	676,420	-	-	2,346,367
2024	-	(11,846)	-	-	-	-	(11,846)
2023	-	(10,465)	-	59,143	-	-	48,678

(3)

The dollar amounts reported in column (d) represent the amounts reported for the NEO (excluding our PEO) in the “Total” column of the Summary Compensation Table in each applicable year. The NEO (excluding our PEO) included for purposes of calculating the amounts in 2023 and 2024 was Will Logan, our Chief Financial Officer as of the applicable time periods, and in 2025 was David Ryan Mudd, our Interim Chief Financial Officer as of the applicable time period.

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

In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the NEO (excluding our PEO) for each year to determine the compensation actually paid, using the same methodology described above in Note (2):

	Reported
	Summary
	Compensation			Compensation
	Table Total	Reported	Equity	Actually Paid
	for Non-PEO	Value of	Awards	to Non-PEO
	NEO	Equity Awards(a)	Adjustments(b)	NEO
Year	($)	($)	($)	($)
2025	512,291	(333,229)	165,951	345,013
2024	400,000	-	(7,107)	392,893
2023	350,000	-	23,292	373,292

(a)	The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for the applicable year.

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

The amounts deducted or added in calculating the equity award adjustments are as follows:

			Fair			Value of
		Year Over	Value as of	Year over Year	Fair Value	Dividends or other
		Year	Vesting Date	Change in	at the End of the	Earnings Paid on
		Change in	of Equity	Fair Value of	Prior Year of	Stock or Option
	Year End	Fair Value of	Awards	Equity Awards	Equity Awards that	Awards not	Total
	Fair Value	Outstanding and	Granted	Granted in Prior	Failed to Meet	Otherwise Reflected	Equity
	of Equity	Unvested	and Vested	Years that Vested	Vesting Conditions	in Fair Value or	Award
	Awards	Equity Awards	in the Year	in the Year	in the Year	Total Compensation	Adjustments
Year	($)	($)	($)	($)	($)	($)	($)
2025	165,951	-	-	-	-	-	165,951
2024	-	(7,107)	-	-	-	-	(7,107)
2023	-	(6,279)	-	29,571	-	-	23,292

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

Compensation Actually Paid and Cumulative TSR

The following graph sets forth the relationship between Compensation Actually Paid to our PEO, Compensation Actually Paid to our Non-PEO NEO, and the Company’s cumulative TSR over the three most recently completed fiscal years.

Compensation Actually Paid and Net Income

The following graph sets forth the relationship between Compensation Actually Paid to our PEO, the Compensation Actually Paid to our Non-PEO NEO, and the Company’s net income over the three most recently completed fiscal years.

Policies and Practices for Granting Certain Equity Awards

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in our Insider Trading Policy, we generally follow the same principles set forth in the Insider Trading Policy when granting equity awards, including options, to our officers, directors and other employees with access to material nonpublic information. Generally, our Board of Directors or Compensation Committee does not approve grants of such awards during a blackout period and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, we do not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information with respect to beneficial ownership of our Common Stock and Series A Preferred Stock as of April 10, 2026, on which date there were 10,567,268 shares of issued and outstanding Common Stock and 30,000 shares of issued and outstanding Series A Preferred Stock. The following table sets forth the number of shares of Common Stock and Series A Preferred Stock, and percentage of such shares, beneficially owned by:

•	each director of the Company;

•	each named executive officer;

•	all current directors and executive officers of the Company as a group; and

•	each person, or group of affiliated persons, known by us to own beneficially more than 5% of our outstanding shares of Common Stock and Series A Preferred Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of April 10, 2026, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

Unless otherwise indicated in the table or its footnotes, the address of each of the following persons or entities is 13100 Magisterial Drive, Suite 201, Louisville, KY 40223, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

	Shares Beneficially Owned Title or Class of Securities
	Common Stock			Series A Convertible Preferred Stock (1)
Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned	Number of Shares Beneficially Owned		Percentage Beneficially Owned	Combined Voting Power

Directors and executive officers:
Richard Mills	1,135,260	(2)	9.98%	—		—	9.98%
David Bell	83,735	(3)	*	—		—	*
Michael Bosco	2,117		*			—	*
Thomas B. Ellis	2,104,851	(4)	16.61%	30,000	(5)	100.00%	16.61%
Donald A. Harris	207,761	(3)	1.96%	—		—	1.96%
Tamra Koshewa (6)	—		—	—		—	—
Daniel McGrath	2,117		*			—	*
Stephen Nesbit	121,389	(3)	1.15%	—		—	1.15%
All directors and executive officers as a group (8 persons)	3,657,229	(7)	32.0%	30,000		100.00%	30.54%

Other named executive officers:
David Ryan Mudd (8)	—		—	—		—	—

Other 5% stockholders:
Mink Brook Partners LP	763,379	(9)	5.81%				5.81%
North Run Strategic Opportunities Fund I, LP (10)	1,752,279	(11)	14.28%	25,000		83.3%	14.22%
NR-SOF I (Co-Invest I), LP (12)	350,456	(13)	3.22%	5,000		16.7%	3.22%

*	Less than one percent
(1)

The holders of Series A Preferred Stock generally are entitled to vote on an as-converted basis with holders of the Common Stock, subject to the Beneficial Ownership Limitation and the Exchange Cap limitation, on all matters on which holders of Common Stock are entitled to vote, voting together with the Common Stock as a single class. Each share of Series A Preferred Stock is convertible into the number of shares common stock at the Conversion Rate calculated by dividing (i) the Stated Value of $1,000 plus an amount per share equal to dividends accrued and unpaid on such share through the date of determination, by (ii) by the Conversion Price of $3.00, subject to conversion limitations resulting from the Beneficial Ownership Limitation and the Exchange Cap limitation set forth in the Certificate of Designations and described elsewhere in this Report.

(2)

Includes (i) 302,601 shares held by Mr. Mills individually, (ii) 653,334 shares issuable upon the exercise of outstanding stock options, (iii) 150,000 shares issuable upon the vesting of outstanding restricted stock units, and (iv) 29,325 shares held by RFK Communications, LLC (“RFK”). Mr. Mills serves as the sole manager of RFK and has sole voting and investment power over shares of the Company held by RFK.

(3)	Includes 20,000 shares issuable upon the exercise of outstanding stock options.
(4)

Consists of (i) shares issuable upon conversion of Series A Preferred Stock directly held by North Run Strategic Opportunities Fund I, LP (“NR-SOF”) and NR-SOF I (Co-Invest I), LP (“NR Co-Invest”), taking into account the Beneficial Ownership Limitation and the Exchange Cap limitation. Such shares may be deemed to be indirectly beneficially owned by North Run Strategic Opportunities Fund I GP, LLC (“NR GP”) as the general partner of NR-SOF and NR Co-Invest. Mr. Ellis, as a member of NR GP, may also be deemed to indirectly beneficially own the Series A Preferred Stock held by NR-SOF and NR Co-Invest. Mr. Ellis disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5)

Consists of 25,000 shares of Series A Preferred Stock directly held by NR-SOF and 5,000 shares of Series A Preferred Stock directly held by NR Co-Invest. Such shares may be deemed to be indirectly beneficially owned by NR GP as the general partner of NR-SOF and NR Co-Invest. Mr. Ellis, as a member of NR GP, may also be deemed to indirectly beneficially own the Series A Preferred Stock held by NR-SOF and NR Co-Invest. Mr. Ellis disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(6)	Tamra Koshewa was appointed as the Chief Financial Officer of the Company effective December 1, 2025.
(7)	Includes a total of 863,334 shares issuable upon the exercise of outstanding stock options and, without duplication, 2,102,733 shares currently issuable upon conversion of Series A Preferred Stock.
(8)	Mr. Mudd served as the Chief Financial Officer of the Company until October 10, 2025.
(9)

Based on information reported on Amendment No. 1 to Schedule 13G filed on April 6, 2026 by (i) Mink Brook Asset Management LLC, (ii) Mink Brook Partners LP, (iii) Mink Brook Capital GP LLC, and (iv) William Mueller. As the general partner to Mink Brook Partners LP, Mink Brook Capital GP LLC may be deemed to have shared power to vote or to direct the vote and to dispose of or to direct the disposition of the shares held by Mink Brook Partners LP. As the managing member of Mink Brook Capital GP LLC and Mink Brook Asset Management LLC, William Mueller may be deemed to have shared power to vote or to direct the vote and to dispose or to direct the disposition of the shares held by Mink Brook Partners LP. Such beneficial ownership is expressly disclaimed, except to the extent of their respective pecuniary interests therein.

(10)

Based on information reported on Schedule 13D filed on November 14, 2025 by (i) NR-SOF, (ii) NR Co-Invest, (iii) NR GP, (iv) Todd B. Hammer, and (v) Thomas B. Ellis, as well as information known to us. Securities held by NR-SOF may be deemed to be indirectly beneficially owned by NR GP as the general partner of NR-SOF. Messrs. Hammer and Ellis, as members of NR GP, may also be deemed to indirectly beneficially own the Series A Preferred Stock held by NR-SOF. NR GP and Messrs. Hammer and Ellis disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.

(11)

Includes shares initially issuable upon conversion of shares of Series A Preferred Stock. The reported beneficial ownership excludes an additional 6,581,055 shares of Common Stock initially issuable upon conversion of the Series A Preferred Stock that are not presently issuable due to the Beneficial Ownership Limitation and the Exchange Cap limitation set forth in the Certificate of Designations and described elsewhere in this Report.

(12)

Based on information reported on Schedule 13D filed on November 14, 2025 by (i) NR-SOF, (ii) NR Co-Invest, (iii) NR GP, (iv) Todd B. Hammer, and (v) Thomas B. Ellis, as well as information known to us. Securities held by NR Co-Invest may be deemed to be indirectly beneficially owned by NR GP as the general partner of NR Co-Invest. Messrs. Hammer and Ellis, as members of NR GP, may also be deemed to indirectly beneficially own the Series A Preferred Stock held by NR Co-Invest. NR GP and Messrs. Hammer and Ellis disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.

(13)

Includes shares initially issuable upon conversion of shares of Series A Preferred Stock. The reported beneficial ownership excludes an additional 1,316,211 shares of Common Stock initially issuable upon conversion of the Series A Preferred Stock that are not presently issuable due to the Beneficial Ownership Limitation and the Exchange Cap limitation set forth in the Certificate of Designations and described elsewhere in this Report.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2025, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

Number of Securities
	Number of Securities			Remaining
	to be			Available for Issuance
	Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(excluding securities
	Warrants and Rights		Warrants and Rights	reflected in column (a))
Equity compensation plans approved by stockholders	3,064,564	(1)	4.20	911,000	(2)
Equity compensation plans not approved by stockholders	None		N/A	None

(1)

Shares reflected are issuable upon exercise of outstanding stock options and restricted stock units issued under the 2014 Stock Incentive Plan and the Company’s 2023 Stock Incentive Plan, as amended. The Company’s ability to issue new awards under its 2014 Stock Incentive Plan expired in 2023.

(2)	On October 18, 2024, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan, which authorizes the issuance of up to 2,500,000 shares.

For information regarding the material features of each of the above plans see Note 15, Stock-based Compensation, in our Consolidated Financial Statements included in this Report.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(All currency in this Item 13 is in thousands, except share and per share amounts.)

North Run Securities Purchase Agreement

On October 15, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with North Run Strategic Opportunities Fund I, LP (the “Lead Investor”) and NR-SOF I (Co-Invest I), LP (together with the Lead Investor, the “Buyers”), each an affiliate of North Run Capital, LP (“North Run”), pursuant to which we agreed to sell in a private placement (the “Offering”), for an aggregate gross purchase price of $30,000, an aggregate of 30,000 shares of  a newly established series of preferred stock, par value $0.01 per share, to be designated as Series A Convertible Preferred Stock (the “Preferred Shares”). On November 5, 2025, in anticipation of the closing of the Offering, we filed the Certificate of Designations with the Secretary of State of the State of Minnesota, which established the designations, preferences, powers and rights of the Preferred Shares. The closing of the purchase and sale of the Preferred Shares occurred on November 6, 2025. We used net proceeds from the Offering to pay a portion of the purchase price for our acquisition of the business of Cineplex Digital Media Inc. and its affiliates. See Note 9, Series A Redeemable Convertible Preferred Stock, for a description of the terms of the Securities Purchase Agreement. Thomas B. Ellis, a director of the Company, is affiliated with North Run Capital, LP.

CDM Acquisition

Daniel McGrath is the Chief Operating Officer of Cineplex Inc., the parent company of and Cineplex Entertainment Limited Partnership, a Manitoba limited partnership (“Cineplex”). Prior to Mr. McGrath’s appointment to the Board of Directors, on October 15, 2025, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with its wholly owned subsidiary, 1001372953 Ontario Inc., an Ontario corporation and Cineplex to acquire DDC Group International, Inc., an Ontario corporation and wholly owned subsidiary of Cineplex (“DDC”). DDC is the parent company of its wholly owned subsidiary, Cineplex Digital Media Inc., an Ontario corporation (“CDMI”), and CDMI’s wholly owned subsidiary, Cineplex Digital Media US Inc., a Delaware corporation (“CDMUS”). In this Report, DDC, CDMI and CDMUS are collectively referred to as “CDM”, and such acquisition is referred to as the “CDM Acquisition.”

On November 7, 2025, the parties consummated the transactions contemplated by the Share Purchase Agreement. Upon the terms and conditions of the Share Purchase Agreement, at the closing of the CDM Acquisition, the Company (indirectly through 1001372953 Ontario Inc.) acquired ownership of all of the issued and outstanding capital shares of DDC for a total purchase price of approximately CAD $70,000, subject to customary purchase price adjustments. The final purchase price after adjustments was approximately CAD $60,263 (or approximately USD $42,761). See Note 5, Business Combinations, for a description of the terms of the Share Purchase Agreement.

The foregoing transactions were approved by our Board of Directors after full disclosure of any conflicts of interest. No directors at the time of the approval of the Board of Directors had any conflicting interest in the transactions.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees (in thousands) for audit and other services provided by our principal accountant for 2024 and 2025, Grant Thornton LLP (“Grant Thornton”):

	2025	2024
Audit fees (a)	$821	$431
Audit related fees (b)	200	-
Tax fees	-	-
All other fees	-	-
	$1,021	$431

(a)

Audit fees for 2025 and 2024 relate to professional services provided in connection with the audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements, and audit services provided in connection with other regulatory filings.

(b)	Audit related fees for 2025 related to financial due diligence in connection with CDM Acquisition.

Our Board of Directors pre-approved the audit services rendered by our principal accountant during 2025 and 2024 and concluded that such services were compatible with maintaining the auditor’s independence.

Pre-Approval Policies and Procedures of Audit Committee

All services provided by our independent registered public accounting firm, Grant Thornton, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized each of its members to approve services by our independent registered public accounting firm in the event there is a need for such approval prior to the next full Audit Committee meeting. Any interim approval given by an Audit Committee member must be reported to the Audit Committee no later than its next scheduled meeting. Before granting any approval, the Audit Committee (or a committee member if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of our independent registered public accounting firm. The Audit Committee pre-approved all services provided by Grant Thornton during 2025.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1.

(b)	See “Exhibit Index” on page 45.

(c)	Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

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

2.4	Third Amendment to Merger Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 18, 2025)

2.5	Fourth Amendment to Merger Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February, 24, 2025)

2.6

Settlement Agreement and Fifth Amendment to Merger Agreement dated March 14, 2025 among Creative Realities, Inc., Reflect Systems, Inc. and RSI Exit Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed March 17, 2025)

3.1

Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

3.2

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

3.3	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K filed on November 2, 2011)

4.1	Specimen certificate evidencing shares of Common Stock (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form SB-2 (File No. 333-136972))

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

4.3	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed July 7, 2022)

4.4	Investor Warrant dated June 30, 2022 (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed July 7, 2022)

10.1+

Employment Agreement dated as of November 12, 2021 by and between the registrant and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 15, 2021).

Exhibit No.	Description

10.2+	2014 Stock Incentive Plan, as amended (incorporated by reference to Exhibit A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on June 12, 2020)

10.3+	2023 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on August 27, 2024)

10.4+

Amendment to Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.5+

Stock Option Agreement dated June 15, 2022 between the Company and Rick Mills (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on June 17, 2022)

10.6+	Amendment to Option Agreement dated February 17, 2025 between the Company and Richard Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed February 21, 2025)

10.7

$4,000,000 Promissory Note dated March 14, 2025 payable to the order of RSI Exit Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed March 17, 2025)

10.8

Subordination Agreement dated March 14, 2025 by and among Creative Realities, Inc., Reflect Systems, Inc., First Merchants Bank and RSI Exit Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed March 17, 2025)

10.9

Consent Agreement dated March 14, 2025 by and among First Merchants Bank, Allure Global Solutions, Inc., Creative Realities, Inc. and Reflect Systems, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed March 17, 2025)

10.10+	Second Amendment to Stock Option Agreement between the Company and Richard Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 4, 2025)

10.11+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 4, 2025)

10.12+

Restricted Stock Unit Agreement dated July 3, 2025 by and between Creative Realities, Inc. and Richard Mills (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed July 3, 2025)

10.13+

Restricted Stock Unit Agreement dated July 3, 2025 by and between Creative Realities, Inc. and David Ryan Mudd (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed July 3, 2025)

10.14

Share Purchase Agreement, by and among the registrant, 1001372953 Ontario Inc., and Cineplex Entertainment Limited Partnership, dated as of October 15, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2025)

10.15

Securities Purchase Agreement, by and between the registrant and the Buyers listed therein, dated as of October 15, 2025 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2025)

10.16

Registration Rights Agreement, dated November 6, 2025, by and among the registrant, North Run Strategic Opportunities Fund I, LP and NR-SOF I (Co-Invest I), LP (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.17

Amended and Restated Credit Agreement dated as of November 6, 2025 by and among the registrant, Allure Global Solutions, Inc., Reflect Systems, Inc., Cineplex Digital Media US Inc., 1001372953 Ontario Inc., Cineplex Digital Media, Inc., the other Loan Parties signatory thereto, as Loan Parties, the financial institutions or other entities from time to time parties hereto, each as a Lender, and First Merchants Bank, an Indiana bank, as Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.18	Form of Term Loan Promissory Note (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.19	Form of Revolving Credit Promissory Note (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.20

Amended and Restated Security Agreement dated as of November 6, 2025 by and among the registrant, Allure Global Solutions, Reflect Systems, Cineplex Digital Media US Inc., and First Merchants Bank, as agent for and on behalf of the Lenders (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.21

Amended and Restated Security Agreement dated as of November 6, 2025 by and among Creative Realities Canada, Inc., 1001372953 Ontario Inc., DDC Group International Inc., Cineplex Digital Media Inc. and First Merchants Bank, as agent for and on behalf of the Lenders (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.22

Amended and Restated Canadian Guarantee dated as of November 6, 2025 by Creative Realities Canada, Inc. in favor of First Merchants Bank, as agent for and on behalf of the Lenders (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

Exhibit No.	Description

10.23

Form of Voting Agreement by and between the registrant and each of the executive officers and directors of the registrant (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2025)

10.24*+	Employment Agreement, dated as of December 1, 2025, by and between the registrant and Tamra Koshewa

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 21, 2024)

21.1*	List of Subsidiaries

23.1*	Consent of Grant Thornton LLP

31.1*	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a)

31.2*	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a)

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 14, 2025)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2026.

Creative Realities, Inc.

By	/s/ Richard Mills
Richard Mills
Chief Executive Officer

By	/s/ Tamra Koshewa
Tamra Koshewa
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Richard Mills	Chief Executive Officer (Principal Executive Officer)	April 15, 2026
Richard Mills	and Chairman of the Board of Directors

/s/ Tamra Koshewa	Chief Financial Officer (Principal Financial and	April 15, 2026
Tamra Koshewa	Principal Accounting Officer)

/s/ David Bell	Director	April 15, 2026
David Bell

/s/ Michael Bosco	Director	April 15, 2026
Michael Bosco

/s/ Thomas B. Ellis	Director	April 15, 2026
Thomas B. Ellis

/s/ Donald A. Harris	Director	April 15, 2026
Donald A. Harris

/s/ Daniel McGrath	Director	April 15, 2026
Daniel McGrath

/s/ Stephen Nesbit	Director	April 15, 2026
Stephen Nesbit

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Creative Realities, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Creative Realities, Inc. (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is experiencing difficulty due to the accumulated deficit, negative working capital, recurring losses and use of cash in operations, which raises substantial doubt about its ability to continue as a going concern. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Acquisition - CDM - valuation of developed technology and customer relationships intangible assets

As described further in Note 5 to the consolidated financial statements, the Company acquired CDM on November 7th, 2025 for a total purchase price of approximately $42.8 million. The acquisition was accounted for as a business combination and the assets acquired and liabilities assumed were valued at fair value on the date of acquisition. Specifically, the Company identified developed technology and customer relationships of approximately $6.7 million and $14.3 million, respectively. We identified the valuation of developed technology and customer relationships intangible assets acquired in the CDM acquisition as a critical audit matter.

The principal considerations for our determination that the valuation of developed technology and customer relationships intangible assets acquired in the CDM acquisition is a critical audit matter are the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including the revenue growth rate and discount rate.

Our audit procedures related to the valuation of developed technology and customer relationships intangible assets acquired in the CDM acquisition included the following, among others:

●

We tested the design and implementation of relevant controls over the development and review of significant assumptions used in the determination of the fair value of the developed technology and customer relationships intangible assets.

●	We tested the projected financial information including the revenue growth rate by assessing the reasonableness of management's forecasts compared to historical results and forecasted industry trends.

●

With the assistance of our valuation specialists, we evaluated the appropriateness of the valuation methodology used to determine the fair value of the developed technology and customer relationships intangible assets and the reasonableness of the discount rate used by management. We developed an independent estimate of the discount rate using comparable companies and compared that rate to the rate selected by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Cincinnati, Ohio

April 15, 2026

CREATIVE REALITIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$1,559	$1,037
Accounts receivable, net	19,219	10,605
Inventories, net	7,420	1,995
Prepaid expenses and other current assets	5,347	859
Total current assets	33,545	14,496

Property and equipment, net	2,937	207
Goodwill	53,266	26,453
Other intangible assets, net	35,906	22,841
Finance lease right-of-use assets	22,658	114
Operating lease right-of-use assets	2,117	787
Other non-current assets	611	312
Total Assets	$151,040	$65,210

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,673	$6,354
Accrued expenses and other current liabilities	3,837	3,164
Deferred revenues	8,115	1,137
Customer deposits	1,823	2,181
Current maturities of operating leases	596	466
Current maturities of finance leases	3,799	46
Short-term debt	4,430	-
Short-term contingent consideration, at fair value	-	12,815
Total Current Liabilities	39,273	26,163

Revolving credit facility	4,940	13,044
Term debt, net of deferred financing costs	34,583	-
Non-current operating lease liabilities	1,673	342
Non-current finance lease liabilities	17,844	68
Deferred tax liabilities	3,541	133
Total Liabilities	101,854	39,750

Commitments and contingencies (Note 12)
Series A Redeemable Convertible Preferred stock, $1,000 stated value, 50,000 shares authorized; 30 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively
Liquidation preference of $30,232 and $0 as of December 31, 2025 and 2024, respectively	27,688	-
Shareholders' Equity:
Common stock, $0.01 par value, 66,666 shares authorized; 10,519 and 10,447 shares issued and outstanding as of December 31, 2025 and 2024, respectively	105	104
Additional paid-in capital	85,300	82,210
Accumulated deficit	(65,130)	(56,854)
Accumulated other comprehensive income	1,223	-
Total Shareholders’ Equity	21,498	25,460
Total Liabilities, Temporary Equity, and Shareholders' Equity	$151,040	$65,210

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended
	December 31,
	2025	2024
Sales:
Hardware	$21,232	$18,259
Services and other	36,000	32,595
Total sales	57,232	50,854
Cost of sales:
Hardware	15,292	13,521
Services and other	16,226	13,322
Total cost of sales	31,518	26,843
Gross profit	25,714	24,011

Operating expenses:
Sales and marketing expenses	5,803	6,015
General and administrative expenses	23,065	17,058
Loss on impairment of software asset	5,712	-
Total operating expenses	34,580	23,073
Operating (loss) income	(8,866)	938

Other (income) expenses:
Interest expense, including amortization of debt discount	2,479	1,775
Loss on change in fair value of contingent consideration	-	1,608
Gain on settlement of contingent consideration	(4,775)	-
Loss on debt extinguishment	-	1,059
Loss on debt modification	24	-
Other expense (income), net	516	(102)
Total other (income) expenses, net	(1,756)	4,340

Loss before income taxes	(7,110)	(3,402)
Income tax expense	(1,166)	(106)
Net loss	(8,276)	(3,508)
Series A Redeemable Convertible Preferred Stock dividends	(232)	-
Net loss applicable to common stockholders	$(8,508)	$(3,508)

Basic and diluted loss per common share	$(0.81)	$(0.34)

Weighted average shares outstanding - basic and diluted	10,495	10,440

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the Years Ended
	December 31,
	2025	2024

Net loss	$(8,276)	$(3,508)
Other comprehensive income:
Foreign currency translation adjustments	1,223	-
Total comprehensive loss	$(7,053)	$(3,508)

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at January 1, 2024	10,409,027	$104	$82,073	$-	$(53,346)	$28,831
Stock-based compensation	-	-	13	-	-	13
Shares issued to employees pursuant to the Retention Bonus Plan	37,632	-	124	-	-	124
Net loss	-	-	-	-	(3,508)	(3,508)
Balance at December 31, 2024	10,446,659	104	82,210	-	(56,854)	25,460

Stock-based compensation	72,273	1	2,282	-	-	2,283
Series A Redeemable Convertible Preferred Stock dividends	-	-	(232)	-	-	(232)
Issuance of warrants in connection with settlement of contingent consideration	-	-	1,040	-	-	1,040
Other comprehensive income	-	-	-	1,223	-	1,223
Net loss	-	-	-	-	(8,276)	(8,276)
Balance at December 31, 2025	10,518,932	$105	$85,300	$1,223	$(65,130)	$21,498

See accompanying Notes to Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2025	2024

Operating Activities:
Net loss	$(8,276)	$(3,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	6,491	4,078
Non-cash lease expense	621	254
Amortization of debt discount	27	569
Stock-based compensation	2,283	13
Amortization of deferred financing costs	110	63
Loss on extinguishment of debt	-	1,059
Loss on modification of revolver	24	-
Provision for credit losses	229	13
Impairment of software asset	5,712	-
Provision for inventory reserves	160	(43)
Loss on change in fair value of contingent consideration	-	1,608
Gain on settlement of contingent consideration	(4,775)	-
Deferred income taxes	1,139	61
Changes to operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,056)	1,850
Inventories	(3,846)	615
Prepaid expenses and other current assets	1,699	(194)
Accounts payable	4,357	(1,388)
Accrued expenses and other current liabilities	(6,003)	(395)
Deferred revenue	(549)	5
Customer deposits	(358)	(1,052)
Other assets	(106)	43
Lease liabilities	(633)	(233)
Other non-current liabilities	-	(37)
Net cash (used in) provided by operating activities	(7,750)	3,381

Investing Activities:
Cash paid for acquisition of Cineplex Digital Media (net of cash acquired)	(37,983)	-
Purchases of property and equipment	(306)	(11)
Capitalization of costs for software development	(2,188)	(2,790)
Net cash used in investing activities	(40,477)	(2,801)

Financing Activities:
Proceeds from sale of Series A Redeemable Convertible Preferred Stock	30,000	-
Payment of issuance costs related to Series A Redeemable Convertible Preferred Stock	(2,544)	-
Proceeds from term debt	36,000	-
Repayment of term debts	(490)	(15,147)
Proceeds from borrowings under revolving credit facility	41,712	31,459
Repayment of borrowings under revolving credit facility	(49,817)	(18,415)
Payment of contingent consideration	(3,000)	-
Payment of deferred financing costs	(850)	(306)
Repayment of finance lease obligations	(2,272)	(44)
Net cash provided by (used in) financing activities	48,739	(2,453)

Effect of exchange rate on cash and cash equivalents	10	-
Net increase (decrease) in cash and cash equivalents	522	(1,873)
Cash and cash equivalents, beginning of year	1,037	2,910
Cash and cash equivalents, end of year	$1,559	$1,037

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries, Cineplex Digital Media Inc., a Canadian corporation (“CDMI”) and Cineplex Digital Media U.S. Inc., a Delaware corporation (“CDMUS”).

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

On November 6, 2025, the Company completed a refinancing of its senior debt facilities, and on November 7, 2025, the Company completed the acquisition of DDC Group International, Inc. (see Note 5, Business Combinations), and related financing arrangements. Management believes these actions are likely to significantly improve the Company’s liquidity, scale, and overall financial condition. Its ability to generate positive net income and cash flows from operations is reliant on the successful integration and operation of this newly acquired business and therefore the financial impacts of this acquisition were not fully known at the time of the Company's going concern assessment. Management believes the completion of these transactions and the planned integration and operating plan for the newly acquired business with expected realization of synergies present the opportunity to prospectively eliminate the conditions giving rise to substantial doubt regarding the Company’s ability to continue as a going concern in future periods. However, there can be no assurance that these efforts will be successful.

As of December 31, 2025, the Company has an accumulated deficit of $65,130 and negative working capital of $5,728. For the year ended December 31, 2025, the Company generated a net loss of $8,276 and used net cash in operations of $7,750.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X and include all of the information and disclosures required by GAAP for annual financial reporting.

The consolidated financial statements include the accounts of Creative Realities, Inc. and our wholly owned subsidiaries CDMI and CDMUS. The CDM entities (CDMI and CDMUS), acquired through the Company's acquisition of DDC Group International, Inc. on November 7, 2025, have been consolidated from the acquisition date forward. All intercompany balances and transactions have been eliminated in consolidation.

2. Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 effective January 1, 2025 on a retrospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows since the guidance pertains to disclosure only. See Note 11, Income Taxes for further information.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 clarifies how an entity should evaluate whether a profits interest or similar award issued as compensation is within the scope of ASC 718 by adding four illustrative examples to ASC 718-10-55. The ASU is effective for public business entities for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2024-01 effective January 1, 2025. The adoption of ASU 2024-01 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB's Concepts Statements from the FASB Accounting Standards Codification, as those references are non-authoritative and their inclusion could imply otherwise. The amendments are effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2024-02 effective January 1, 2025. The adoption of ASU 2024-02 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In October 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether a settlement of a convertible debt instrument (or convertible preferred stock classified as a liability) should be accounted for as an induced conversion under ASC 470-20. Specifically, the ASU clarifies that an issuer must assess whether a settlement offer provides the holder with consideration in excess of the original conversion terms — and if so, the transaction must be accounted for as an induced conversion, with any excess consideration recognized as an expense. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted for any date on or after the issuance of the ASU. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. This ASU will be applied retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that public business entities should initially adopt the disclosure requirements of ASU 2024-03 in an annual reporting period, not an interim period. As clarified by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of implementing this guidance.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that permits entities to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets within the scope of ASC 606 when developing reasonable and supportable forecasts of expected credit losses, thereby removing the requirement to incorporate macroeconomic forecasts for those assets. The ASU also provides an accounting policy election to consider post-balance-sheet collection activity in estimating expected credit losses; this election is available only to entities other than public business entities and is therefore not available to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating whether to elect the practical expedient and the impact, if any, on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the scope of ASC 270, specifying its applicability to all entities that provide interim financial statements and notes in accordance with U.S. GAAP, consolidate required interim disclosures into a centralized list within Topic 270, and introduce a disclosure principle requiring disclosure of events and changes occurring after the last annual reporting period that have a material effect on the entity. The amendments are effective for public business entities for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements, as the amendments primarily clarify existing interim reporting requirements.

3. Cash Concentrations

Cash consists of cash on deposit in financial institutions in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of December 31, 2025 and 2024. Balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 USD in the United States and may exceed the Canada Deposit Insurance Corporation (“CDIC”) limit of $100 CAD in Canada. As of December 31, 2025 and 2024, the Company did not have USD cash in excess of FDIC insurance limits. As of December 31, 2025 and 2024, the Company had CAD cash in excess of CDIC insurance limits of $1,037 and $912, respectively. The Company does not believe the balances present a material credit risk, as the cash is held with reputable financial institutions and the Company has never experienced any losses related to these balances although no assurance can be provided that it will not experience any losses in the future.

4. Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, applying the five-step model. The Company evaluates each customer contract to identify the distinct performance obligations promised therein. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or together with other resources that are readily available, and if the Company's promise to transfer the good or service is separately identifiable from other promises in the contract. If an individual promised good or service is not distinct from another promised good or service, the Company combines those promised goods or services into a single combined performance obligation. The total contract transaction price is allocated to the identified distinct performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. For contracts when one or more performance obligations have observable standalone selling prices, the residual approach is applied to determine the allocation for highly variable components, including SaaS and support pricing, which both vary based on engagement size.

The Company estimates the amount of total contract consideration it expects to receive for variable arrangements by determining the most likely amount it expects to earn from the arrangement based on the expected quantities of services it expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company considers the sensitivity of the estimate, its relationship and experience with the customer and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement. The Company receives variable consideration in very few instances. The Company generally does not accept returns or provide refunds related to its customer contracts.

Revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company has very few contracts with material extended payment terms as payment is typically due at or shortly after the time of the sale, typically ranging between thirty and ninety days. In those instances where the Company offers material extended payment terms (most commonly in multi-year arrangements), the Company determines whether a significant financing component exists. Where the Company acts as an agent to a transaction on behalf of its customers (primarily for the sale of extended warranties that are performed by the equipment manufacturer), the Company recognizes revenue on a net basis.  Observable prices are used to determine the standalone selling price of separate performance obligations or a cost plus margin approach when one is not available.  Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

A contract liability is recognized as deferred revenue when the Company invoices customers in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when or as the Company satisfies the related performance obligation.

The Company uses the practical expedient for recording an immediate expense for incremental costs of obtaining contracts, including certain design/engineering services, commissions, incentives and payroll taxes, as these incremental and recoverable costs have terms that do not exceed one year.

5. Allowance for Credit Losses

The allowance for credit losses is the Company's best estimate of the amount of expected lifetime credit losses in the Company's accounts receivable. The Company regularly reviews the adequacy of its allowance for credit losses. The Company estimates losses over the contractual life using assumptions to capture the risk of loss, even if remote, based principally on how long a receivable has been outstanding. Account balances are charged off against the allowance for credit losses after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. Other factors considered include historical write-off experience, current economic conditions, customer credit, and past transaction history with the customer. The allowance for credit losses is included in accounts receivable, net in the accompanying consolidated balance sheets. The opening accounts receivable balance as of January 1, 2024 was $12,468, net of the allowance for credit losses.

The Company had the following activity for its allowance for credit losses from January 1, 2024 to December 31, 2025:

Balance as of January 1, 2024	$701
Provision for credit losses	13
Recoveries	47
Write-offs charged against the allowance	(53)
Balance as of December 31, 2024	$708
Provision for credit losses	229
Write-offs charged against the allowance	(685)
Balance as of December 31, 2025	$252

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	December 31,
	2025	2024
Raw materials	$4,822	$1,465
Work-in-process	2,598	530
Total inventories	$7,420	$1,995

7. Impairment of Long-Lived Assets

We review the carrying value of all long-lived assets, including property and equipment, for impairment in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Under ASC 360, impairment tests are performed for property and equipment whenever events or changes in circumstances indicate the carrying value of an asset or asset group may not be recoverable. Impairment testing on other long-lived assets, including intangible assets, is described in Note 2, item (11) below. Impairment testing on goodwill is described in Note 2, item (10) below.

If the impairment tests indicate that the carrying value of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset, an impairment loss would be recognized in the amount by which the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such assets using an appropriate discount rate. Assets to be disposed of are carried at the lower of their carrying value or fair value less costs to sell. Considerable management judgment is necessary to estimate the fair value of assets, and accordingly, actual results could vary significantly from such estimates.

8. Basic and Diluted Loss per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Net loss applicable to common shareholders is calculated as net loss less preferred stock dividends, whether declared or accruing. The Company's Series A Redeemable Convertible Preferred Stock accrues dividends at 5.25% annually on the stated value of $1,000 per share; such accruing dividends reduce the numerator in the basic net loss per share calculation regardless of whether they have been declared by the Board of Directors. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. When the Company is in a net loss position, all potentially dilutive securities, including stock options, warrants, and shares issuable upon conversion of the Series A Preferred Stock, are excluded from diluted loss per share as their inclusion would be anti-dilutive.

Shares reserved for outstanding stock options totaling 2,539,564, warrants totaling 5,364,802, and 30,000 shares of the Series A Preferred Stock, convertible into 10,000,000 shares of common stock as of  December 31, 2025 were excluded from the computation of loss per share for the year ended  December 31, 2025, as the Company was in a net loss position and their inclusion would have been anti-dilutive.

Shares reserved for outstanding stock options totaling 1,565,231 and warrants totaling 4,587,002 as of  December 31, 2024, were excluded from the computation of loss per share for the year ended  December 31, 2024, as the Company was in a net loss position and their inclusion would have been anti-dilutive.

9. Income Taxes

Deferred income taxes are recognized in the consolidated financial statements for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Temporary differences arise from a number of matters including, but not limited to, net operating losses, differences in basis of intangibles, stock-based compensation, allowance for credit losses, write-downs of inventory for book purposes, differences in depreciation methods, and accrued expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company accounts for uncertain tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We had no uncertain tax positions as of  December 31, 2025 and 2024.

10. Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis and whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weighs the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment test on September 30 of each year utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values.

11. Intangible Assets

Identifiable intangible assets primarily include developed technology, trade names, customer relationships and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

12. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our significant estimates include: the fair value of assets acquired and liabilities assumed in business combinations, including identifiable intangible assets; allowance for credit losses; valuation allowances related to deferred tax assets, including the realizability of acquired Canadian deferred tax assets; assumptions and estimates used to evaluate the recoverability of goodwill and other intangible assets and the related amortization methods and periods; the incremental borrowing rate used to measure right-of-use assets and lease liabilities; the fair value of stock-based compensation awards; and the assessment of the Company's ability to continue as a going concern, including projected cash flows and available liquidity. Actual results could differ from those estimates.

13. Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation is recorded using a straight-line method. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method.

Property and equipment consisted of the following:

	December 31,
	2025	2024
Equipment	$2,894	$241
Leasehold improvements	425	141
Furniture and fixtures	266	189
Total property and equipment	3,585	571
Less: accumulated depreciation and amortization	(648)	(364)
Net property and equipment	$2,937	$207

The estimated useful lives used to compute depreciation and amortization are as follows:

Asset class	Useful life assigned (in years)
Equipment	3	-	5
Furniture and fixtures	3	-	5
Leasehold improvements	Shorter of 5 years or term of lease

Depreciation expense was $346 and $201 for the years ended December 31, 2025 and 2024, respectively.

14. Reclassifications

Certain prior year amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, shareholders’ equity, or cash flows from operations. Management has evaluated these reclassifications and determined that they are not material, individually or in the aggregate, to the consolidated financial statements taken as a whole.

15. Contingent Consideration

The Company had contingent consideration arrangements related to certain acquisitions to potentially pay additional cash amounts in future periods based on the lack of achievement of certain share price performance goals of our common stock. Such contingent consideration arrangements are recorded at fair value and are classified as liabilities on the acquisition date and are remeasured at each reporting period in accordance with ASC 805-30-35-1 using a Monte Carlo simulation model.

On March 14, 2025, the Company entered into a settlement agreement which resolved all amounts due related to the contingent consideration arrangements (see Note 5, Business Combinations, for additional information).

16. Foreign Currency Translation

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses arising from foreign currency transactions are included in other expense (income), net in the consolidated statements of operations.

The Company's reporting currency is the U.S. dollar. Because the Company acquired its Canadian subsidiaries on November 7, 2025, the consolidated financial statements for the year ended December 31, 2025 include the results of the Canadian subsidiaries from the acquisition date through December 31, 2025 only. There were no foreign currency translation adjustments for the year ended December 31, 2024.

17. Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Examples of significant estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

18. Leases

The Company accounts for leases in accordance with ASC 842, Leases. At the inception of a contract, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Leases are classified as either operating or finance leases at the commencement date. Right-of-use ("ROU") assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, discounted using the rate implicit in the lease or, if not readily determinable, the Company's incremental borrowing rate. The Company does not include renewal options in the lease term unless reasonably certain to be exercised.

For operating leases, lease expense is recognized on a straight-line basis over the lease term. For finance leases, amortization of the ROU asset is recognized on a straight-line basis over the lease term and interest expense on the lease liability is recognized using the effective interest method. The Company has elected not to combine lease and non-lease components for any asset class. Variable lease payments that do not depend on an index or rate, including certain payments under the Company's digital media advertising display arrangements that are based on the greater of a percentage of advertising sales or a minimum annual guarantee, are excluded from the measurement of the lease liability and recognized as expense in the period incurred. The minimum annual guarantees are not excluded from the measurement of the lease liability, rather only variable amounts above the minimum annual guarantees are excluded from the measurement of the lease liability and expensed when incurred.

In connection with the acquisition of CDM on November 7, 2025, the Company reassessed certain contracts acquired from CDM under ASC 842's dual-model framework, treating the acquisition date as the lease commencement date in accordance with ASC 805. The resulting ROU assets and lease liabilities were measured using an incremental borrowing rate of 8.0%. See Note 17, Leases, for additional information.

19. Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and is recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company computes the fair value of equity-classified stock options and warrants using the Black-Scholes option pricing model and the fair value of awards with market-based vesting conditions using a Monte Carlo simulation model. The fair value of restricted stock units is based on the closing price of the Company's common stock on the date of grant. Forfeitures are recognized as they occur. Stock-based compensation expense is included in general and administrative expenses in the consolidated statements of operations. See Note 15, Stock-Based Compensation, for additional information.

20. Internally Developed Software

The Company capitalizes costs associated with internally developed software in accordance with ASC 350-40, Internal-Use Software. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Costs incurred during the application development stage, including internal labor and direct third-party costs, are capitalized and amortized on a straight-line basis over the software's estimated useful life, generally three to seven years. The Company evaluates capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. When indicators of impairment exist, the Company compares the estimated undiscounted future cash flows associated with the asset to its carrying value. If the carrying value exceeds the undiscounted cash flows, impairment is measured as the excess of the carrying amount over the asset's estimated fair value. See Note 8, Intangible Assets and Goodwill, for additional information.

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

The calculation of the fair value of the contingent consideration contained inputs which were unobservable and involved management judgment and were considered Level 3 estimates. Additionally, the separately identifiable intangible assets and goodwill rely on a discounted cash flow model which utilizes inputs including the calculation of the weighted average cost of capital and management’s forecast of future financial performance which are unobservable and involve management judgment and are considered Level 3 estimates.

The calculation of the weighted average cost of capital and management’s forecast of future financial performance utilized within our discounted cash flow model for the impairment of goodwill contains inputs which are unobservable and involve management judgment and are considered Level 3 estimates.

NOTE 4: REVENUE RECOGNITION

The Company applies ASC 606, Revenue from Contracts with Customers, for revenue recognition. The table below disaggregates the Company’s revenue by major source as follows:

	For the Years Ended
	December 31,
	2025	2024	Recognition Policy:
Hardware	$21,232	$18,259	Point in time
Services:
Managed Services	17,896	19,547	Over time
Digital Media Advertising	9,549	-	Over time
Installation Services	5,617	8,968	Point in time
Other	2,938	4,080	Point in time
Total Services	36,000	32,595

Total Hardware and Services	$57,232	$50,854

Hardware

System hardware revenue is recognized at a point in time generally upon shipment of the product or customer acceptance depending upon contractual arrangements with the customer in instances in which the sale of hardware is the sole performance obligation. Shipping charges billed to customers are included in hardware sales and the related shipping costs are included in hardware cost of sales. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. The Company sells extended warranties to its customers in connection with its hardware sales. The equipment manufacturer performs the warranty services, and therefore manufacturer is considered the principal and the Company is an agent for extended warranty sales. Accordingly, extended warranty sales are presented on a net basis (gross revenue less cost) within hardware revenue and are recognized at the time of the hardware sale.

Managed Services

Software as a service

Software as a service (“SaaS”) includes revenue from software licensing and delivery in which software is licensed on a subscription basis and is centrally hosted by the Company. These services often include software updates which provide customers with rights to unspecified software product upgrades and maintenance releases and patches released during the term of the support period. Contracts for these services are generally 12-36 months in length and typically have perpetual autorenewal terms. We recognize SaaS revenue ratably over the performance period.

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

Maintenance services are based on the level of service provided to end customers, which can range from monitoring the health of a customer’s network, supporting a sophisticated web-portal, or managing the end-to-end hardware and software of a digital marketing system. These agreements are renewable by the customer. Rates for maintenance, including subsequent renewal rates, are typically established based upon a fee per location, per device, or a specified percentage of net SaaS fees as set forth in the arrangement. These contracts are generally 12-36 months in length. Revenue is recognized ratably and evenly over the service period. In arrangements where the SaaS and maintenance are highly interrelated, they are combined as one performance obligation.

The Company also performs time and materials-based maintenance and repair work for customers. Revenue is recognized at a point in time when the performance obligation has been fully satisfied.

Digital Media Advertising

Digital media advertising revenues are derived from selling digital out-of-home, or DOOH, advertising on infrastructure assets owned or operated by the Company and located at retail malls, shopping centers, office buildings, and other commercial properties. The Company sells advertising placement opportunities to brands and advertising agencies through an exclusive sales agent, which solicits and engages in media sales agreements with end-customer advertisers on the Company's behalf. The Company has concluded that it acts as the principal in these arrangements under ASC 606, as it controls the specified advertising service before transfer to the customer. Accordingly, the Company reports digital media advertising revenues on a gross basis, with the full amount charged to advertisers recorded as revenue and the agent's commission, which ranges from ten percent (10%) to fourteen percent (14%) of annual gross revenue, presented as a component of cost of sales in the consolidated statements of operations.

Digital media advertising revenue is recognized over time in accordance with ASC 606-10-25-27(a), as the advertiser simultaneously receives and consumes the benefit of the advertising display service throughout each campaign period. The Company's performance obligation to each advertiser constitutes a single combined performance obligation encompassing the operation of advertising infrastructure and the presentation of advertising content over the contracted campaign period. Revenue is recognized ratably over each campaign period as content is displayed and commissions paid to the agent computed on a stated percentage of gross advertising revenue included in the consolidated statements of operations within cost of sales.

Installation Services

The Company performs installation services associated with system hardware sales to customers and recognizes revenue upon completion of the installations. Installation services also include engineering and configuration services required to be performed to design and deploy a digital signage system that subsequently becomes an installation project.

When system hardware sales include installation services to be performed by the Company, the goods and services in the contract are, in certain instances, not distinct as the customer contract contemplates an installed solution, inclusive of system hardware, and the two activities are highly interrelated. In those instances, the arrangement is accounted for as a single combined performance obligation. Our customers may control the work-in-process and can make changes to the design specifications over the contract term. In these circumstances, revenues are recognized over time as the installation services are completed based on the relative portion of labor hours completed as a percentage of the budgeted hours for the installation. Alternatively, in certain large scale deployments that include installation services, the contract terms segregate performance obligations related to hardware sales and installation services by providing for different legal transfer of title and risk of loss and the two activities are not highly interrelated. In those circumstances, installation services are deemed to be a separate performance obligation. In each instance, installation services are recognized at the time of completion.

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

Media sales

Media revenues are derived from selling (i) promotion and sponsorship packages to monetize customer infrastructure assets, including mobile takeover or physical presence, or (ii) digital advertising inventory to advertisers on digital displays or other outdoor structures, owned or controlled by our customers, each within physical venues. We sell advertising or sponsorship opportunities on behalf of our media network owner customers to brands and advertisers. This revenue stream is separate from the digital media advertising revenue stream described above. For digital media advertising, we own or control the digital displays and accordingly, we are the principal. For media sales described here, we do not own the devices that display the sold digital advertising. The Company has concluded that it acts as an agent for these arrangements and reports media revenues on a net basis, with the Company recording its commission, which typically is between thirty percent (30%) and forty percent (40%) of the total media sales contract, as revenue in the consolidated financial statements.

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

For revenues generated through the use of a subcontracted advertising agency, commissions are calculated based on a stated percentage of gross advertising revenue and reported in the consolidated statements of operations within cost of sales.

The following table presents the activities in deferred revenue for the year ended December 31, 2025:

2025
Balance, January 1	1,137
Amounts assumed in CDM business combination	7,368
Amounts billed and deferred during the year	10,066
Revenue recognized that was included in the beginning balance	(1,137)
Revenue recognized from amounts deferred during the year	(9,345)
Foreign currency translation adjustment on Canadian deferred revenue	26
Balance, December 31,	$8,115

There were no significant revenues recognized in 2025 or 2024 from performance obligations that were satisfied (or partially satisfied) in prior periods as a result of contract price changes, changes in estimates or variable consideration true-ups.

As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations (i.e., unsatisfied or partially unsatisfied performance obligations) was $10,564. The following table presents the expected timing of recognition of that amount:

Recognition Period	Amount
Within 1 year	$6,846
Between 1 and 2 years	3,404
Between 2 and 3 years	314
Thereafter	-
$10,564

The remaining performance obligations in the table above primarily consist of non-cancellable multi-year SaaS and maintenance agreements, under which the Company recognizes SaaS and maintenance revenue ratably over the contract term. The Company has elected the optional exemption under ASC 606-10-50-14 and does not disclose information about remaining performance obligations for contracts with an original expected duration of one year or less, which primarily consist of short-term digital media advertising contracts, month-to-month support agreements, media revenue, and transactional arrangements (e.g., hardware and installation, software design and development, content creation).

NOTE 5: BUSINESS COMBINATIONS

Cineplex Digital Media

On October 15, 2025, the Company entered into a Share Purchase Agreement (the "Share Purchase Agreement") with its wholly-owned subsidiary, 1001372953 Ontario Inc., an Ontario corporation ("Buyer"), and Cineplex Entertainment Limited Partnership ("Cineplex") to acquire 100% of the issued and outstanding common shares of DDC Group International, Inc. ("DDC"), an Ontario corporation and wholly owned subsidiary of Cineplex. DDC is the parent company of Cineplex Digital Media Inc. ("CDMI"), a digital solutions provider offering end-to-end digital signage and place-based media network services, and Cineplex Digital Media U.S. Inc. ("CDMUS"). DDC, CDMI and CDMUS are collectively referred to herein as "CDM". The Company pursued the acquisition to expand its digital signage capabilities and geographic presence into Canada, gain access to CDM's proprietary SaaS technology platform and diversified recurring-revenue customer base, and realize cross-selling synergies across the combined business.

The Share Purchase Agreement provided for a base purchase price of approximately CAD $70,000 in exchange for all of the issued and outstanding common shares of DDC, subject to customary purchase price adjustments based on net working capital, closing cash, transaction expenses, CDM closing indebtedness and planned capital expenditures (the "Purchase Price"). The Share Purchase Agreement also included customary closing conditions, including the Company obtaining debt and equity financing sufficient to fund the Purchase Price and receipt of regulatory approval pursuant to Canada's Competition Act, which was obtained prior to closing. No contingent consideration arrangements were entered into in connection with the acquisition. The final purchase price after adjustments was approximately CAD $60,263 (or approximately USD $42,761).

On November 7, 2025 (the "Acquisition Date"), the Company consummated the transactions contemplated by the Share Purchase Agreement and acquired all of the issued and outstanding common shares of DDC in exchange for cash consideration. The Company translated the purchase price and the fair values of assets acquired and liabilities assumed from Canadian dollars to U.S. dollars using the Bank of Canada closing exchange rate on November 7, 2025 of approximately 0.7096 USD per 1.00 CAD.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company engaged a third-party independent valuation specialist to assist in the determination of preliminary fair values of tangible and intangible assets acquired and liabilities assumed for CDM. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, working capital adjustments and evaluation of deferred tax assets and liabilities arising from the Acquisition. The Company will recognize any measurement period adjustments in the reporting period in which the adjustments are determined.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

Purchase Consideration:
Cash (net of cash acquired of $4,778)	$37,983
Less:
Technology platform	6,656
Customer relationships	14,324
Non-compete covenant	21
Unfavorable lease	(41)
Operating lease right-of-use assets	571
Finance lease right-of-use assets	23,309
Operating lease liabilities	(571)
Finance lease liabilities	(23,309)
Property and equipment	2,711
Deferred tax liability	(2,215)
Debt-free net working capital deficit	(9,486)
Fair Value of Identified Net Assets	$11,970

Remaining Goodwill Value	$26,013

The components of the debt-free net working capital deficit are as follows:

Current assets:
Accounts receivable	$2,596
Inventory	1,699
Prepaid expenses and other current assets	5,979
Total current assets	$10,274

Less current liabilities:
Accounts payable	$5,790
Accrued expenses and current liabilities	6,600
Current portion of deferred revenue	7,370
Total current liabilities	19,760

Net working capital deficit	$(9,486)

The following describes the methods used to determine the fair value of each identifiable intangible asset acquired and the respective useful lives:

The fair value of the technology platform of $6,656 was estimated using the relief from royalty method under the income approach. The developed technology consists of patented and unpatented technology, know-how and processes related to CDM's SaaS platform and integrated digital hardware for end-to-end digital signage experiences and place-based media networks. Key assumptions included a royalty rate of 4.0%, a discount rate of 13.25%, a tax rate of 25.0%, and a technology obsolescence period of 10 years. The estimated useful life of the developed technology is 10 years.

The fair value of customer relationships of $14,324 was estimated using the multi-period excess earnings method under the income approach. CDM has developed a broad and diversified customer base with recurring revenues operating across verticals including quick service restaurants, financial services, retail, and malls/real estate. Key assumptions included a customer attrition rate of 2.5% per annum, a projected customer revenue growth averaging approximately 5% annually over the forecast period, a discount rate of 13.5%, and a tax rate of 25.0%. The estimated useful life of customer relationships is 10 years.

The fair value of the non-compete covenant of $21 was estimated using the "with or without" method under the income approach. The non-compete agreement was entered into with Cineplex. Key assumptions included a potential loss of sales of 2.5%, a probability of competing of 10.0%, a discount rate of 13.0%, and a tax rate of 25.0%. The estimated useful life of the non-compete covenant is 5 years.

The Company identified an unfavorable leasehold interest of ($41) related to office space at 137 Northfield Drive West, Waterloo, Ontario, where the contract rent of CAD $19.50 per square foot exceeds the estimated market rent of CAD $16.00 per square foot. The fair value was estimated using a discounted cash flow analysis under the income approach at a discount rate of 10.50%. The unfavorable lease intangible has been reflected as a reduction to the acquired operating lease right-of-use asset in the preliminary purchase price allocation and is being amortized over the remaining lease term through January 2027.

The Company acquired the lease agreement for office space in Waterloo, Ontario, as well as certain media mall agreements that contained embedded leases. The Company established a new right-of-use asset and lease liability for these leases in purchase accounting. See Note 17 for further details.

Contract liabilities assumed in the acquisition consist primarily of deferred revenue related to digital media and digital signage service arrangements with CDM Business customers. In accordance with ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, the Company measured the assumed contract liabilities at the amount that would have been recorded under ASC 606 as if the Company had originated the underlying contracts.

The fair value of working capital accounts was determined to approximate their carrying values due to the short-term nature of the assets and liabilities.

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill is primarily attributable to expected synergies from combining operations, the assembled workforce, cross-selling opportunities across the combined customer base, and other intangible benefits that do not qualify for separate recognition under ASC 805. The goodwill has been assigned to the Company’s sole reporting unit. The goodwill recognized is not expected to be deductible for income tax purposes.

The consolidated financial statements of the Company include the results of operations of CDM from November 7, 2025 to December 31, 2025 and do not include results of operations for periods prior to November 7, 2025. The results of operations of CDM from November 7, 2025 to December 31, 2025 included revenues of $13,613 and net income of $4,661.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2025 and 2024 as if the acquisition of CDM occurred at the beginning of fiscal year 2024. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2024 or future results of operations.

	For the Year Ended
	December 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$88,778	$91,524
Net loss	$(10,842)	$(4,818)

As of the acquisition date, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $1,955 were expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations.

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

On March 14, 2025, the Company and Reflect entered into a Settlement Agreement and Fifth Amendment to Merger Agreement with the Stockholders’ Representative (the “Settlement Agreement”), pursuant to which the Company settled and resolved a dispute regarding the amount and enforceability of the Guaranteed Consideration. Pursuant to the Settlement Agreement, the Company’s obligation to pay the Guaranteed Consideration to the former Reflect stockholders was terminated and released. In consideration for such termination and release, (i) the Company deposited an aggregate of $3,000 in cash with an exchange agent for the ratable benefit of, and for distribution to, the former Reflect stockholders, (ii) the Company and Reflect (as co-obligors) delivered a subordinated promissory note in the principal amount of $4,000 payable to the order of the Stockholders’ Representative, as nominee for, and for the ratable benefit of, the former Reflect stockholders (the “Promissory Note”), and (iii) the Company agreed to issue to the former Reflect stockholders warrants to purchase their pro rata share of an aggregate of 777,800 shares of the Company’s common stock (the “Settlement Warrants”).

As a result of the Settlement Agreement, the Company derecognized the previously recorded contingent consideration liability related to the Merger of $12,815 and recorded the fair value of the settlement consideration of $8,040, which included $3,000 in cash, the $4,000 Promissory Note, and Settlement Warrants with a fair value of $1,040. The Company recognized a gain on settlement of contingent consideration of $4,775 during the year ended December 31, 2025 in the consolidated statement of operations.

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

See Note 11, Debt, and Note 14, Warrants, for additional accounting considerations as a result of the issuance of the Promissory Note and Settlement Warrants.

NOTE 6: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	For the Years Ended
	December 31,
	2025	2024
Supplemental non-cash investing and financing activities:

Capitalized software in accounts payable	$30	$67
Series A Redeemable Convertible Preferred Stock dividends	$232	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,509	$-
Issuance of notes payable as partial settlement of contingent consideration	$4,000	$-
Issuance of warrants as partial settlement of contingent consideration	$1,040	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,849	$1,195
Operating leases	$520	$-
Income taxes	$56	$52

NOTE 7: PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Vendor, project and hardware prepayments	$1,431	$-
Severance receivable	1,728	-
MAG reimbursement receivable	820	-
Other receivables	412	196
Prepaid subscriptions	346	344
Prepaid marketing	236	24
Prepaid other	145	209
Tax receivables	148	-
Prepaid insurance	81	86
	$5,347	$859

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology platform	$13,961	3,858	$7,140	3,041
Purchased and developed software	8,815	5,921	13,780	5,006
Customer relationships	28,561	5,889	13,910	4,350
Trademarks and trade names	1,260	1,044	1,260	852
Noncompete	22	1	-	-
Total amortizable intangible assets	52,619	16,713	36,090	13,249
Less: Accumulated amortization	(16,713)		(13,249)
Net book value of amortizable intangible assets	$35,906		$22,841

For the years ended December 31, 2025 and 2024, amortization of intangible assets charged to operations was $4,822 and $3,877, respectively. For the year ended December 31, 2024, the Company wrote-off a $30 fully amortized noncompete asset and the related accumulated amortization. There was no impact on the Company’s consolidated balance sheet or consolidated statement of operations as a result of this write-off during the period.

During the year ended December 31, 2025, the Company recognized an impairment charge of $5,712 related to a proprietary software platform capitalized as an intangible asset under ASC 350-40. The impairment was recorded after management determined that expected future cash flows associated with the platform were not sufficient to recover its carrying amount, primarily due to uncertainty regarding the renewal of an existing software license agreement. The uncertainty arose in September 2025 when the customer communicated that it was unable to renew its license agreement with the Company due to budget constraints, representing a triggering event under ASC 350-40. The impairment charge was measured as the excess of the asset’s carrying amount over its estimated fair value, which was determined using an income approach based on expected discounted cash flows and Level 3 inputs in accordance with ASC 820. The impairment charge is presented within operating expenses in the consolidated statements of operations.

Estimated amortization is as follows:

Estimated Future
Year ending December 31,	Amortization
2026	$5,876
2027	4,854
2028	4,351
2029	4,021
2030	4,020
Thereafter	12,784
Total	$35,906

Intangible assets include the following and are being amortized over their estimated useful lives as follows:

	Amortization
	Period:
Acquired Intangible Asset:	(years)
Technology platform and patents	3	-	10
Purchased and developed software	3	-	7
Trade names	5
Customer relationships	10	-	15

Goodwill

As of December 31, 2025, the Company's goodwill balance includes $26,013, recognized in connection with the acquisition of CDM on November 7, 2025 (see Note 5). The Company has one reporting unit and all goodwill has been assigned to that reporting unit.

On September 30, 2025, the Company performed a qualitative assessment and concluded that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. Accordingly, no quantitative test was required and no impairment was recognized during the year ended December 31, 2025. On September 30, 2024, the Company performed a qualitative assessment and concluded that it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. Accordingly, no quantitative test was required and no impairment was recognized during the year ended December 31, 2024.

The Company recognizes that changes in projected operating results, market conditions, or other assumptions could have a material impact on its assessment of goodwill impairment in future periods. Should indicators of impairment arise in subsequent periods, the Company will perform the analysis required to determine whether goodwill is impaired.

Changes in goodwill for the years ended December 31, 2025 and 2024 were as follows:

Gross Carrying Amount
Balance as of January 1, 2024	$37,099
Additions	-
Impairment expense	-
Balance as of December 31, 2024	37,099
Additions	26,013
Foreign currency translation adjustments	800
Balance as of December 31, 2025	$63,912

Accumulated Impairment
Balance as of January 1, 2024	$(10,646)
Impairment expense	-
Balance as of December 31, 2024	(10,646)
Impairment expense	-
Balance as of December 31, 2025	$(10,646)

Goodwill, net of accumulated impairment	$53,266

The carrying values of goodwill and intangible assets attributable to the Company's Canadian operations are denominated in Canadian dollars and are translated into U.S. dollars at the exchange rate in effect as of the balance sheet date. As a result, the reported balances of goodwill and intangible assets are subject to fluctuation due to changes in foreign currency exchange rates, with translation adjustments recorded in accumulated other comprehensive income.

NOTE 9: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 15, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which it agreed to issue 30,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”) at a purchase price of $1,000 per share for aggregate gross proceeds of $30,000. The transaction closed on November 6, 2025. In connection with the issuance of the Series A Preferred, the Company incurred direct and incremental offering expenses of approximately $2,544, which were recorded as a reduction to the carrying amount of the Series A Preferred. Proceeds from the transaction were used to fund the acquisition of CDM (see Note 5).

Dividend Rights

The Series A Preferred ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each share has a liquidation preference equal to $1,000 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred totaled $30,232 as of December 31, 2025.

The Series A Preferred bears cumulative dividends at a rate of 5.25% per annum on the stated value. Dividends accrue daily and compound quarterly beginning on November 6, 2025, and accrue for a five-year period (the “Guaranteed Term”). Dividends are not payable in cash during the Guaranteed Term, except at the Company’s option. Upon certain events occurring during the Guaranteed Term, including a liquidation, fundamental transaction (see below) or mandatory conversion, holders are entitled to a make-whole amount representing dividends that would have accrued through the end of the Guaranteed Term.

Dividends are recorded as an increase to the carrying value of the Series A Preferred and as an adjustment to net income (loss) attributable to common shareholders in the calculation of earnings per share. The Company recorded $232 in preferred dividends during the year ended December 31, 2025.

Conversion Features

The Series A Preferred is convertible at the option of the holders at any time into shares of common stock at a conversion price of $3.00 per share, subject to customary anti-dilution adjustments. The number of shares issuable upon conversion is determined by dividing the applicable liquidation preference by the conversion price. The Series A Preferred is initially convertible into an aggregate of 10,000,000 shares of common stock, subject to beneficial ownership limitations and available authorized shares.

On or after the third anniversary of the issuance date, the Company may elect to require conversion of all outstanding shares if specified financial and market price conditions are satisfied.

The Company evaluated the embedded conversion features under ASC 815, Derivatives and Hedging, and concluded that bifurcation was not required as the conversion feature is clearly and closely related to the equity-like host instrument and qualifies for the conventional convertible scope exception.

Redemption Rights

A fundamental transaction includes, among other events, a merger, consolidation, sale of substantially all assets, tender offer resulting in a change of control, recapitalization or similar transaction (a “Fundamental Transaction”). Upon the occurrence of a Fundamental Transaction, holders are entitled to receive the greater of (i) the liquidation preference, including accrued dividends, or (ii) the amount they would have received on an as-converted basis.

Since the redemption of the Series A Preferred is contingently or optionally redeemable and therefore not certain to occur, the Series A Preferred is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Series A Preferred in temporary equity in the consolidated balance sheets. Because redemption is contingent and not currently probable, the Company has not accreted the carrying value to the redemption amount as of December 31, 2025.

Registration Rights

In connection with the issuance, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) requiring the Company to file and maintain an effective registration statement covering the resale of the shares of common stock issuable upon conversion. The Registration Rights Agreement provides for liquidated damages of up to 6% of the aggregate purchase price in the event of certain registration failures. As of December 31, 2025, no liability has been recorded related to these provisions.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued compensation	1,753	823
Sales and use taxes payable	1,591	1,389
Accrued interest	288	96
Accrued purchases	77	72
Other accrued expenses	128	784
	$3,837	$3,164

NOTE 11: DEBT

Debt consisted of the following:

	Issuance	Maturity	December 31,	December 31,	Interest
	Date	Date	2025	2024	Rate
Prior Credit Agreement:
Revolving Credit Facility	5/23/2024	5/23/2027	$-	$13,044	See below

Amended and Restated Credit Agreement:
New Revolving Credit Facility	11/6/2025	11/6/2028	4,940	-	See below
Term Loan Facility	11/6/2025	11/6/2028	35,700	-	See below

Promissory Note	3/14/2025	9/14/2027	3,810	-	14%

Total debt			44,450	13,044
Less: debt issuance costs			497	-
Total debt, net			43,953	13,044
Less: current portion of debt, net			4,430	-
Total non-current portion of debt, net			$39,523	$13,044

Deferred financing costs related to the New Revolving Credit Facility and Revolving Credit Facility of $435 and $243 as of December 31, 2025 and 2024, respectively, are included in other non-current assets on the consolidated balance sheets.

Prior Credit Agreement

On May 23, 2024, the Company entered into a secured credit agreement (the “Prior Credit Agreement”) with First Merchants Bank (“FMB”) which provided the Company with a three-year secured revolving credit facility of up to $22,100 (the “Revolving Credit Facility”), with an uncommitted accordion feature that provided for additional borrowing capacity of up to $5,000, subject to FMB’s approval and other customary terms and conditions set forth in the Prior Credit Agreement. The Revolving Credit Facility has a maturity date of May 23, 2027, and the Company is required to pay the entire unpaid principal balance of the Revolving Credit Facility on the maturity date, subject to any earlier default under the Prior Credit Agreement. The facility bore a floating interest rate tied to the secured overnight financing rate (“Term SOFR”) as administered by the New York Federal Reserve Board (“NYFRB”) plus applicable margins. The Prior Credit Agreement was secured by substantially all assets of the Company; subject to a borrowing base formula based on eligible accounts and inventory; and contained certain financial covenants including an accelerated repayment of all unpaid principal and interest due on demand upon an event of default.

The Company incurred $306 of deferred financing costs in connection with the Revolving Credit Facility that were capitalized and recorded as other non-current assets within the Company’s consolidated balance sheet as of December 31, 2024. Deferred financing costs were amortized as interest expense on a straight-line basis over the term of the Revolving Credit Facility.

On May 12, 2025, the Company entered into an amendment to the Prior Credit Agreement to modify the financial covenant related to the Senior Funded Debt to EBITDA ratio, effective March 31, 2025. Pursuant to the amendment, the Company was required to maintain a Senior Funded Debt to EBITDA ratio of less than 4-to-1 through June 30, 2025, and less than 3.75-to-1 beginning in the quarter ending September 30, 2025 and thereafter.

On July 24, 2025, the Company entered into a second amendment to the Prior Credit Agreement to amend the borrowing base used to determine the availability of the Company’s revolving line of credit under the Prior Credit Agreement, effective June 30, 2025. The borrowing base (“Borrowing Base Margin”) was a percentage based on the difference between (a) the sum of the net orderly liquidation value of certain contracts of the Company eligible for inclusion; and (b) reserves required by FMB, in each case as determined in accordance with the Prior Credit Agreement. The amendment provided that the Borrowing Base Margin equal (i) 95% from June 30, 2025 through September 29, 2025, (ii) 90% from September 30, 2025 through October 30, 2025, and (iii) 85% on and after October 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded amortization of deferred financing costs on the Revolving Credit Facility of $61 and $63, respectively, in the Company’s consolidated statements of operations.

Amended and Restated Credit Agreement

On November 6, 2025 (the “Refinancing Date”), the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with FMB acting as agent (“Agent”), and a new syndicate of lenders (“Lenders”) which included FMB and two additional creditors, Northwest Bank (“NWB”) and Axos Bank (“Axos”; together with NWB, the “New Lenders”). In the ordinary course of its business, Agent has performed and may continue to perform commercial banking and financial services for the Company for which it has received and will continue to receive customary fees and expenses. The Amended Credit Agreement provides the Company, CDMI and CDMUS (collectively, “Borrowers”) with two debt facilities, including a three-year term loan of $36,000 (the “Term Loan”) and a three-year revolving debt arrangement of up to $22,500 (the “New Revolving Credit Facility”). The Term Loan and New Revolving Credit Facility in the Amended Credit Agreement both have maturity dates of November 6, 2028 (the “Maturity Date”) and are secured by all the assets of the Borrowers.

The Borrowers are required to pay monthly principal payment installments on the Term Loan equal to $300 on the first day of each successive calendar month following the Refinancing Date, which commenced on December 1, 2025 to the Agent; provided, however, that the last installment shall be due and payable on the Maturity Date (if not paid earlier) and shall be in an amount sufficient to pay in full the entire unpaid principal amount of the Term Loan (the “Final Term Loan Payment”). In accordance with the Amended Credit Agreement, any voluntary pre-payments of the Term Loan will be applied to the Final Term Loan Payment. Additionally, monthly interest payments for both facilities of the Amended Credit Agreement are due and payable on the first day of each successive calendar month following the Refinancing Date, which commenced on December 1, 2025, at a rate equal to the sums of (a) the one-month Term SOFR, (b) base rate of 0.11%; and (c) a floating margin ranging between (i) 2.75% to 3.25% for the New Revolving Credit Facility, or (ii) 3.00% to 3.50% for the Term Loan, in each case adjusted quarterly based upon the Company’s Senior Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement). The floating margin is computed as follows:

Margin
	Senior	Applicable
	Debt to	to	Margin
Pricing	Adjusted	Revolving	Applicable
Grid	EBITDA	Credit	to the
Level	Ratio	Advances	Term Loan
I	< 2.50x	2.75%	3.00%
II	> 2.50x	3.25%	3.50%

The Amended Credit Agreement also includes a letter of credit sub-facility under which the Lenders may issue commercial or standby letters of credit that reduce the availability under the New Revolving Credit Facility and for which the Borrowers pay a fee equal to the applicable margin on the stated amount of each letter of credit, and a swing line sub-facility that permits short-term advances by FMB, as swing line lender, which are subsequently settled among the loan syndicate as revolving credit advances. All outstanding amounts under the letter of credit sub-facility and swing-line facility are due and payable in full on the Maturity Date or earlier upon an event of default or voluntary termination of commitments.

Further, the Amended Credit Agreement requires Borrowers to comply with certain financial covenants on a quarterly basis related to the Fixed Charge Coverage Ratio and Senior Funded Debt to EBITDA Ratio (each as defined in the Amended Credit Agreement). The Amended Credit Agreement also includes certain restrictive covenants and, among other things and subject to certain exceptions and qualifications, limits the Borrowers and any of their subsidiaries’ abilities to: (i) make certain restricted payments, (ii) enter into agreements that create liens other than liens securing the Amended Credit Facility and related documents, and certain other permitted liens, (iii) incur or guarantee additional indebtedness, (iv) engage in liquidations, mergers or amalgamations, (v) dispose of certain assets, and (vi) engage in certain transactions with affiliates. The Amended Credit Agreement also contains certain customary representations and warranties, affirmative covenants and events of default. Upon any events of default which include, among others, failure to make payments of principal, interest or fees when due, the Agent, among other remedies, may (or upon the written request of the Required Lenders (as defined in the Amended Credit Agreement) shall) suspend or terminate the revolving loan commitments, accelerate all outstanding obligations under both the Term Loan and New Revolving Credit Facility, increase the applicable interest rate by 2.0% per annum to the default rate, and/or require cash collateralization of the Company’s assets and letters of credit. As of December 31, 2025, the Borrowers remained compliant with the terms of the Amended Credit Agreement.

In accordance with ASC 470, Debt, the syndicated loan facilities embedded in the Amended Credit Agreement were accounted for as (i) new indebtedness comprised of the Term Loan, (ii) new indebtedness comprised of the New Revolving Credit Facility with the New Lenders, and (iii) a modification of the Revolving Credit Facility under the Prior Credit Agreement with FMB as an existing Lender. The Company accounted for the modification by performing the borrowing capacity test to determine that the borrowing capacity with FMB as an existing Lender decreased by approximately 15.6%. The Company then recorded a loss on the modification of $24 which was equal to 16% of existing deferred financing costs immediately prior to the modification. The remaining portion of deferred financing costs of $132 was carried forward to the New Revolving Credit Facility. The Company also incurred additional financing costs in aggregate of $850 which was allocated on a pro-rata basis to (a) the Term Loan facility of $523, which is amortized as interest expense over the term using the effective interest method and included within Term Debt on the Company’s consolidated balance sheets; and (b) the New Revolving Credit Facility of $327, which is amortized as interest expense over the term using the straight-line method and included within other non-current assets on the Company’s consolidated balance sheets.

During the year ended December 31, 2025, the Company recorded amortization of debt discount on the Term Loan of $27 and amortization of deferred financing costs on the New Revolving Credit Facility of $50 in the Company’s consolidated statements of operations. As of December 31, 2025, the Company had remaining unamortized debt discount on the Term Loan of $497 and deferred financing costs on the New Revolving Credit Facility of $435.

Promissory Note

The Promissory Note was issued on March 14, 2025 as part of the Settlement Agreement to resolve the contingent consideration liability. It is an unsecured obligation of the Company. The Promissory Note bears interest at a fixed annual rate of 14.0% (the “Interest Rate”). In the event of a default (as defined in the Promissory Note), or during any period of non-payment caused by restrictions under the Subordination Agreement (as defined below), the interest rate increases to 17.0% per annum (the “Default Rate”). The Promissory Note requires monthly payments of interest only commencing April 14, 2025 and continuing through September 14, 2025. Commencing October 14, 2025, the Company is required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, the Company is required to make a final balloon payment of $2,277, representing the remaining principal and accrued but unpaid interest outstanding at maturity. As of December 31, 2025, the Company is in compliance with the monthly required payments and there have been no events of default.

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

The Stockholders’ Representative’s rights under the Promissory Note are subject to a Subordination Agreement dated of March 14, 2025, by, and among, the Company, Reflect, First Merchants Bank and the Stockholders’ Representative (the “Subordination Agreement”). Under the terms of the Subordination Agreement, during any period in which an event of default existed under the Prior Credit Agreement, the Company was prohibited from making any payments on the Promissory Note unless FMB provided prior written consent, and the Stockholders’ Representative was prohibited from accepting or enforcing any payments during the subordination period.

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

NOTE 13: INCOME TAXES

The composition of (loss) income before income tax expense for the years ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024

Federal	$(10,490)	$(2,757)
Foreign	3,380	(645)
(Loss) income before income taxes	$(7,110)	$(3,402)

Income tax expense consisted of the following:

	For the Years Ended December 31,
	2025	2024
Tax provision summary:
State income tax expense (benefit)	$27	$46
Deferred tax expense (benefit) – federal	(39)	41
Deferred tax expense (benefit) – state	(12)	19
Deferred tax expense (benefit) – foreign	1,190	-
Tax expense	$1,166	$106

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

A reconciliation (reflective of the provisions of ASU 2023-09) of the statutory income tax rate to the effective income tax rates as a percentage of income before income taxes is as follows:

	For the Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$(1,493)	21.0%	$(732)	21.0%
State and local income taxes, net of federal benefit*	12	-0.2%	51	-1.5%
Foreign Tax Effects
Canada:
Statutory tax rate difference	186	-2.6%	(35)	1.0%
Changes in valuation allowance	299	-4.2%	454	-13.0%
Prior year return-to-provision adjustments	-	0.0%	(285)	8.2%
Other	(5)	0.1%	-	0.0%
Changes in valuation allowance	1,182	-16.6%	(967)	27.8%
Effect of Cross-Border Tax Laws:
Global Intangible Low-Taxed Income	487	-6.9%	-	0.0%
Nontaxable or nondeductible items
Gain on contingent consideration	(1,003)	14.1%	-	0.0%
Fair value of contingent consideration	-	0.0%	338	-9.7%
Original issue discount	-	0.0%	45	-1.3%
Other	11	-0.1%	11	-0.3%
Other:
Expiration of net operating loss carryforwards	1,470	-20.7%	851	-24.4%
Federal return-to-provision adjustments	20	-0.3%	375	-10.8%
Total	$1,166	-16.4%	$106	-3.0%

*State taxes in Texas in 2024 and 2025 made up the majority (greater than 50%) of the tax effect in this category.

Cash paid for income taxes, net of refunds received, consisted of the following:

	For the Years Ended December 31,
	2025	2024
US Federal Taxes	$-	$-
Foreign Taxes	-	-
State and Local Taxes:
Minnesota	-	4
New Jersey	4	-
New York	16	10
Texas	32	28
Other States	4	10
	$56	$52

The net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets, determined using the income tax rate applicable to each period, consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Reserves	$129	$239
Property and equipment	18	41
Accrued expenses	150	325
Non-qualified stock options	2,088	1,645
Net foreign carryforwards	10,097	4,148
US net operating loss and contribution carryforwards	38,086	37,437
Foreign credits	328	-
Section 163(j) interest expense carryforward	1,052	651
Research and development credits	2,312	2,312
Right-of-use liability	6,285	212
Acquisition costs	461	-
Section 174	-	1,962
Total deferred tax assets	61,006	48,972
Valuation allowance	(48,851)	(43,654)
Total deferred tax assets, net	12,155	5,318

Deferred tax liabilities:
Right-of-use asset	(6,517)	(207)
Intangible assets	(9,179)	(5,244)
Total deferred tax liabilities	(15,696)	(5,451)

Deferred tax liabilities, net	$(3,541)	$(133)

The Company’s income tax provision for the year ended December 31, 2025 was significantly impacted by the acquisition of CDM on November 7, 2025. The acquisition resulted in the recognition of deferred tax assets and liabilities related to the fair value adjustments of acquired assets and assumed liabilities, including identifiable intangible assets.

The Company recorded net deferred tax liabilities of $2,215 related to the acquisition, primarily attributable to book-tax basis differences in acquired intangible assets, partially offset by deferred tax assets related to net operating loss carryforwards.

In connection with the acquisition, the Company recognized a $3,550 increase in valuation allowance against certain acquired deferred tax assets, primarily related to foreign net operating losses for which realization is not considered more likely than not.

As of December 31, 2025, the Company had no reserves recorded as a liability for unrecognized tax benefits for U.S. federal and state tax jurisdictions. There were no unrecognized tax benefits as of December 31, 2025 that, if recognized, would affect the tax rate. It is the Company’s policy to accrue interest and penalties related to liabilities for income tax contingencies in the provision for income taxes.

The acquisition of CDM did not result in the recognition of any uncertain tax positions and, as of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company’s deferred tax assets are primarily related to net federal, state, and foreign operating loss carryforwards (“NOLs”). As of December 31, 2025, the Company has federal net operating loss carryforwards of $36,923, of which, $13,817 have an indefinite carryforward period but are subject to limitation on usage such that they cannot be utilized to offset more than 80% of taxable income in a given tax year. The Company has foreign net operating loss carryforwards of $10,097 which have a twenty-year carryforward period, federal contribution carryforwards of $13 which have a five-year carryforward period, and state net operating loss carryforwards of $1,150 expiring between 2026 and 2045. The federal statute of limitations remains open for tax years 2022 through 2024 and state tax jurisdictions generally have statutes of limitations open for tax years 2021 through 2024.

We have substantial NOLs that are limited in usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. As a result of the acquisition, the Company acquired foreign net operating loss carryforwards which are subject to limitation under the Canadian tax regime. A valuation allowance has been recorded against a portion of these acquired foreign losses due to uncertainty regarding realizability.

We have performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Based on the history of losses of the Company, there continues to be a partial valuation allowance against the net deferred tax assets of the Company.

NOTE 14: WARRANTS

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

The following is a summary of warrants accounted for as equity instruments in the Company's consolidated financial statements for the year ended  December 31, 2025:

	Warrants
			Weighted
		Weighted	Average
		Average Exercise	Remaining
	Amount	Price	Contractual Life
Balance January 1, 2025	4,587,002	$4.90	-
Warrants issued	777,800	3.25	-
Balance December 31, 2025	5,364,802	$4.66	2.55

All outstanding warrants were fully vested as of December 31, 2025.

NOTE 15: STOCK-BASED COMPENSATION

A summary of outstanding options as of December 31, 2025 is included below:

Time Vesting Options

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Number	Contractual	Exercise	Options	Exercise
Prices between			Outstanding	Life	Price	Exercisable	Price
$0.01	-	$4.00	1,064,000	9.44	$2.44	-	$-
$4.01	-	$8.00	480,005	4.67	7.39	480,005	7.39
8.01+			22,225	2.00	22.33	22,225	22.33
			1,566,230	7.87	$4.24	502,230	$8.05

Performance Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
240,000	4.42	$7.59	240,000	$7.59

Market Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
733,334	6.46	$3.00	733,334	$3.00

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, January 1, 2025	733,334	3.00	591,897	$9.57	240,000	$7.59
Granted	-	-	1,170,500	2.46	-	-
Forfeited or expired	-	-	(196,167)	9.72	-	-
Balance, December 31, 2025	733,334	3.00	1,566,230	$4.24	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.48 years as of December 31, 2025. No options were exercised during 2025. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2025 was approximately $252,000 and zero, respectively.

There are 2,000,000 shares authorized for issuance under the Company's 2014 Stock Incentive Plan (the “2014 Plan”). There are 1,475,564 options outstanding under the 2014 Plan as of December 31, 2025. The Company’s ability to issue new awards under its 2014 Plan expired in 2023.

On October 18, 2024, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”), which authorizes the issuance of up to 2,500,000 shares.  There are 1,064,000 options outstanding under the 2023 Plan as of December 31, 2025.

Employee Awards

On April 1, 2025, the Company granted stock options to purchase an aggregate of 567,500 shares of common stock to employees pursuant to the Company’s 2023 Plan, which was previously approved by shareholders. The options have an exercise price of $1.95 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 96%, expected term of 6.5 years, risk-free interest rate of 4.00%, dividend yield of 0%, and the Company’s stock price of $1.95 as of the valuation date. The awards will be recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718 Compensation - Stock Compensation (ASC 718), based on the grant-date fair value of the options.

On June 2, 2025, the Company granted stock options to purchase an aggregate of 378,000 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $3.05 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 4.17%, dividend yield of 0%, and the Company’s stock price of $3.05 as of the valuation date. The awards will be recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On June 2, 2025, the Company accelerated the vesting of the market-vesting options to purchase 733,334 shares of common stock. Prior to such acceleration, the vesting of these options depended on the Company’s share price meeting various price targets. One such share price target was an amount equal to the “Guaranteed Price,” as such term is defined in the Merger Agreement by and among the Company, Reflect, CRI Acquisition Corporation, a Delaware corporation, and RSI Exit Corporation, a Texas corporation and representative of the former stockholders of Reflect (“RSI”). On March 14, 2025, the Company and RSI settled and resolved a dispute related to the Guaranteed Consideration. On June 2, 2025, in consideration of the efforts in resolving and settling such dispute, the Compensation Committee of the Company fully vested the 733,334 options. As a result of the amendment and corresponding vesting, the Company recognized stock compensation expense of $1,149 during the year ended December 31, 2025.

On July 3, 2025, the Company granted 575,000 restricted stock units to employees under the 2023 Plan. The restricted stock units vest in three equal installments over a period of three years, subject to continued service through the applicable vesting dates. The grant date fair value of the restricted stock units was estimated at $3.30 per share based on the closing price of the Company’s common stock on the grant date. During the year ended December 31, 2025, 50,000 of these restricted stock awards were forfeited. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On September 15, 2025, the Company granted stock options to purchase an aggregate of 15,000 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $2.31 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 3.75%, dividend yield of 0%, and the Company’s stock price of $2.31 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On November 20, 2025, the Company granted stock options to purchase an aggregate of 110,000 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $2.73 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 3.75%, dividend yield of 0%, and the Company’s stock price of $2.73 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On December 1, 2025, the Company granted stock options to purchase an aggregate of 100,000 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $2.89 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 3.75%, dividend yield of 0%, and the Company’s stock price of $2.89 as of the valuation date. The awards will be recognized as stock-based compensation expense over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

The weighted average grant date fair value of employee stock options granted during 2025 was $2.05. Stock-based compensation expense recognized related to stock options and restricted stock units to employees (including the expense described above related to the market-vesting options) for the years ended December 31, 2025 and 2024 was $2,118 and $13, respectively, and is included in general and administrative expenses in the consolidated financial statements.

As of December 31, 2025, there was $2,950 of total unrecognized compensation expense related to unvested share-based awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Director Awards

Compensation expense recognized for the issuance of stock options awarded to our Board of Directors for the years ended  December 31, 2025 and 2024 was $165 and $0, respectively, and was included in general and administrative expenses in the consolidated financial statements. As of December 31, 2025, there was $0 unrecognized compensation expense related to share-based awards to directors.

NOTE 16: SEGMENT REPORTING

We currently operate in one reportable segment, marketing technology solutions. The marketing technology solutions segment generates revenue through four primary sources which includes (1) hardware sales from reselling digital signage hardware from original equipment manufacturers, (2) services from helping customers design, deploy, and manage their digital signage and ad-based networks, (3) recurring subscription licensing and support revenue from our digital signage and ad-tech software platforms, which are generally sold via a SaaS model, and (4) selling digital out-of-home (DOOH) advertising on infrastructure it owns or operates at retail malls, shopping centers, office buildings, and other commercial properties.

Our Chief Executive Officer is our chief operating decision maker (the “CODM”). Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by service. Our CODM uses the segment information primarily to evaluate the profitability and strategic growth potential of the segment. The reported measures of profit or loss are benchmarked against historical performance and market expectations. Based on this analysis, the CODM determines whether or not to invest in new technology or reallocate operating expenses - namely personnel. In addition, the CODM reviews supplementary metrics such as disaggregated revenue as disclosed in Note 4, Revenue Recognition, and customer growth to ensure that our strategic decisions are aligned with long-term performance goals.

The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our consolidated statements of operations. Significant segment expenses are reported as total expenses on the consolidated statements of operations. Segment assets are disclosed in the consolidated balance sheets.

Significant Customers

We had one customer that accounted for 10% of revenue for the year ended December 31, 2025. Three customers accounted for 15%, 13% and 10% of revenue for the year ended December 31, 2024.

We had one customer that accounted for 12% of accounts receivable as of December 31, 2025 and one customer that accounted for 16% of accounts receivable as of December 31, 2024.

Revenues by Geographical Area

The following table summarizes our revenue recognized in the consolidated statements of operations by geographical area:

	For the Years Ended
	December 31,
	2025	2024
Revenues by Geographical Area:
United States	$45,304	$50,854
Canada	11,928	-
Total Revenues	$57,232	$50,854

Significant Vendors

We had three vendors that accounted for 30%, 18% and 10% of outstanding accounts payable as of December 31, 2025 and two vendors that accounted for 27% and 10% of outstanding accounts payable as of December 31, 2024.

Long Lived Assets by Geographical Region

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating and finance lease right-of-use assets:

	December 31,
	2025	2024

United States	$1,950	$1,108
Canada	25,762	-

Total	$27,712	$1,108

NOTE 17: LEASES

The Company's lease portfolio is primarily comprised of operating leases for office space and finance leases for computer equipment and DOOH media assets from the acquisition of CDM. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.  Leases are classified as operating or finance leases at the commencement date of the lease. Leases may include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines the discount rate used to measure lease liabilities based on the rate implicit in the lease, if readily determinable. If the implicit rate is not available, the Company uses its incremental borrowing rate, which is determined based on the rate at which the Company could borrow on a collateralized basis over a similar term and in a similar economic environment to the lease.

Leases Acquired from the Acquisition of CDM

The Waterloo Office

The Company acquired an operating lease for approximately 14,917 square feet of office space in a commercial building located in Waterloo, Ontario (the “Waterloo Office”), which is used for CDM’s operating activities. The lease was originally effective on November 15, 2013 and has been renewed until January 14, 2029. In accordance with ASC 805 and ASC 842, the Company remeasured the lease as of the acquisition date and recognized a ROU asset and corresponding lease liability of approximately $571, discounted using the Company’s IBR of 8.0%. The lease does not meet any of the five classification criteria for a finance lease under ASC 842-10-25-2. Accordingly, the lease is classified as an operating lease.

Cadillac Fairview

The Company acquired an embedded finance lease within a media mall agreement (the “Cadillac MSA”) entered into on December 15, 2023, with Cadillac Fairview (“CF Fairview”). Under the Cadillac MSA, the Company was granted the exclusive right to install, operate, and manage a digital media sales network (“DMSN”) consisting of media advertising display assets (“Media Advertising Displays”) across seventeen CF Fairview-owned or managed shopping centers throughout Canada. The Cadillac MSA expires on December 31, 2028, and includes minimum annual guarantee (“MAG”) payments escalating from approximately $5,837 (CAD $8,000) in Year 1 to $8,390 (CAD $11,500) in Year 5, totaling approximately $37,210 (CAD $51,000) over the term. Additional variable consideration, consisting of a percentage fee of 75% of net revenue and a bonus fee of 5% of net revenue, capped at approximately $547 (CAD $750) per year, is excluded from the lease liability measurement as it does not meet the definition of fixed or in-substance fixed lease payments under ASC 842. The Company analyzed the Cadillac MSA on a portfolio basis, treating the seventeen locations as a single lease, as the agreement applies jointly and severally to all properties. The lease term represents substantially all of the remaining economic life of the underlying Media Advertising Display assets, thereby satisfying the classification criterion under ASC 842-10-25-2(c). Accordingly, the lease is classified as a finance lease. The Company recognized a ROU asset and corresponding lease liability of approximately $22,142 as of the acquisition date, discounted using the Company’s IBR of 8.0%. The ROU asset is amortized on a straight-line basis over the remaining term of approximately 3.0 years, with amortization recorded as a component of cost of sales, as the lease payments are directly associated with the fulfillment of the Company’s digital media advertising revenue contracts. Interest expense is recognized using the effective interest method over the lease term.

Cominar Real Estate Investment Trust

The Company acquired an embedded finance lease within a media mall agreement (the “Cominar MSA”) entered into on December 22, 2023, with Cominar Real Estate Investment Trust (“Cominar”). Under the Cominar MSA, the Company was granted the exclusive right to install, operate, and manage a DMSN consisting of Media Advertising Displays across five shopping mall complexes in the Province of Québec. The Cominar MSA expires on April 1, 2029. The Cominar MSA includes MAG provisions with minimum fixed payments of approximately $438 (CAD $600) per year. Variable consideration above the minimum fixed payments is excluded from the lease liability measurement as such amounts are contingent on future traffic volumes and do not constitute fixed or in-substance fixed lease payments under ASC 842. The Company analyzed the Cominar MSA on a portfolio basis, treating the five locations as a single lease, as the agreement applies jointly and severally to all properties. Consistent with the Cadillac MSA, the lease term represents substantially all of the remaining economic life of the underlying Media Advertising Display assets, satisfying the classification criterion under ASC 842-10-25-2(c), and the lease is accordingly classified as a finance lease. The Company recognized a ROU asset and corresponding lease liability of approximately $1,167 as of the acquisition date, discounted using the Company’s IBR of 8.0%. The ROU asset is amortized on a straight-line basis over the remaining term of approximately 3.3 years, with amortization recorded as a component of cost of sales, as the lease payments are directly associated with the fulfillment of the Company’s digital media advertising revenue contracts. Interest expense is recognized using the effective interest method over the lease term.

The following table summarizes the classification of operating and finance lease assets and liabilities in the Company's consolidated balance sheet as follows:

	December 31,
	2025	2024
Assets:
Finance lease assets	$22,658	$114
Operating lease assets	2,117	787
Total lease assets	$24,775	$901

Liabilities:
Operating lease liabilities:
Current portion of operating lease liabilities	$596	$466
Non-current portion of operating lease liabilities	1,673	342
Finance lease liabilities:
Current portion of finance lease liabilities	3,799	46
Non-current portion of finance lease liabilities	17,844	68
Total lease liabilities	$23,912	$922

The following table summarizes the operating and financing lease expenses in the Company's consolidated statements of operations as follows:

	For the Years Ended
	December 31,
	2025	2024
Operating lease expense	$621	$584
Finance lease expense:
Amortization of right-of-use assets	1,301	44
Interest on lease liabilities	331	8
Total lease expense	$2,253	$636

The following table provides lease term and discount rate information related to operating and finance leases as follows:

	For the Years Ended
	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	4.0	2.1
Finance leases	3.0	2.3

Weighted average discount rate:
Operating leases	8.2%	9.6%
Finance leases	8.0%	5.5%

The following sets forth future minimum lease payments as follows:

	Operating	Finance	Total
Future minimum payments:	Leases	Leases	Leases
2026	$751	$7,916	$8,667
2027	684	8,243	8,927
2028	541	9,249	9,790
2029	337	61	398
2030	331	-	331
Total undiscounted cash flows	2,644	25,469	28,113
Less imputed interest	(375)	(3,826)	(4,201)
Present value of lease liabilities	$2,269	$21,643	$23,912

Supplemental cash flow information and non-cash activity related to leases include the following:

	For the Years Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$520	$575
Operating cash flows paid for finance leases	$331	$7
Financing cash flows paid for finance leases	$1,776	$44

Non-cash amounts included in the measurement of lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,509	$-

In connection with the acquisition of CDM, the Company obtained right-of-use assets totaling $23,880 and assumed finance and operating lease liabilities of approximately $23,309 and $571, respectively, during the year ended December 31, 2025.

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

The Company contributed $341 and $288 to employee retirement plans for the year-ended December 31, 2025 and 2024, respectively.

NOTE 19: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no such events that would require recognition or disclosure in the financial statements.