Form 10-Q
period 2026-03-31
CREATIVE REALITIES, INC.
filed 2026-05-15
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2026, the registrant had 10,567,268 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,829	$1,559
Accounts receivable, net	14,501	19,219
Inventories, net	6,562	7,420
Prepaid expenses and other current assets	3,199	5,347
Total current assets	26,091	33,545

Property and equipment, net	2,582	2,937
Goodwill	52,153	53,266
Other intangible assets, net	34,451	35,906
Finance lease right-of-use assets	20,425	22,658
Operating lease right-of-use assets	1,980	2,117
Other non-current assets	565	611
Total Assets	$138,247	$151,040

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,876	$16,673
Accrued expenses and other current liabilities	3,253	3,837
Deferred revenues	8,698	8,115
Customer deposits	1,968	1,823
Current maturities of operating leases	606	596
Current maturities of finance leases	5,758	3,799
Short-term debt	4,460	4,430
Total Current Liabilities	35,619	39,273

Revolving credit facility	9,505	4,940
Term debt, net of deferred financing costs	33,501	34,583
Non-current operating lease liabilities	1,509	1,673
Non-current finance lease liabilities	14,785	17,844
Deferred tax liabilities	2,190	3,541
Total Liabilities	97,109	101,854

Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred stock, $1,000 stated value, 50,000 shares authorized; 30 shares issued and outstanding as of March 31, 2026 and December 31, 2025
Liquidation preference of $30,623 and $30,232 as of March 31, 2026 and December 31 2025, respectively	28,079	27,688
Shareholders' Equity:
Common stock, $0.01 par value, 66,666 shares authorized; 10,567 and 10,519 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	105	105
Additional paid-in capital	85,033	85,300
Accumulated deficit	(72,591)	(65,130)
Accumulated other comprehensive income	512	1,223
Total Shareholders’ Equity	13,059	21,498
Total Liabilities, Temporary Equity, and Shareholders' Equity	$138,247	$151,040

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Sales:
Hardware	$4,557	$3,394
Services and other	11,791	6,340
Total sales	16,348	9,734
Cost of sales:
Hardware	3,919	2,304
Services and other	6,833	2,977
Total cost of sales	10,752	5,281
Gross profit	5,596	4,453

Operating expenses:
Sales and marketing expenses	2,897	1,247
General and administrative expenses	8,905	3,928
Total operating expenses	11,802	5,175
Operating loss	(6,206)	(722)

Other expenses (income):
Interest expense, including amortization of debt discount	1,465	321
Gain on settlement of contingent consideration	-	(4,775)
Other expense, net	320	265
Total other expenses (income), net	1,785	(4,189)

Loss before income taxes	(7,991)	3,467
Income tax benefit (expense)	530	(99)
Net (loss) income	(7,461)	3,368
Series A Redeemable Convertible Preferred Stock dividends	(391)	-
Net (loss) income attributable to common stockholders	$(7,852)	$3,368

Basic and diluted net (loss) income per common share	$(0.74)	$0.32

Weighted average shares outstanding - basic and diluted	10,552	10,447

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net (loss) income	$(7,461)	$3,368
Other comprehensive loss:
Foreign currency translation adjustments	(711)	-
Total comprehensive (loss) income	$(8,172)	$3,368

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2025	10,446,659	$104	$82,210	$-	$(56,854)	$25,460
Stock-based compensation	-	-	2	-	-	2
Issuance of warrants	-	-	1,040	-	-	1,040
Net income	-	-	-	-	3,368	3,368
Balance at March 31, 2025	10,446,659	$104	$83,252	$-	$(53,486)	$29,870

Balance at January 1, 2026	10,518,932	105	85,300	1,223	(65,130)	21,498
Series A Redeemable Convertible Preferred Stock dividends	-	-	(391)	-	-	(391)
Stock-based compensation	48,336	-	324	-	-	324
Repurchase of common stock warrants	-	-	(200)	-	-	(200)
Other comprehensive loss	-	-	-	(711)	-	(711)
Net loss	-	-	-	-	(7,461)	(7,461)
Balance at March 31, 2026	10,567,268	$105	$85,033	$512	$(72,591)	$13,059

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating Activities:
Net (loss) income	$(7,461)	$3,368
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	3,893	1,187
Non-cash lease expense	129	105
Amortization of deferred financing costs	83	26
Stock-based compensation	324	2
Provision for credit losses	107	-
Provision for inventory reserves	-	18
Gain on settlement of contingent consideration	-	(4,775)
Deferred income taxes	(654)	39
Changes to operating assets and liabilities, net of acquisitions:
Accounts receivable	4,527	(2,378)
Inventories	826	189
Prepaid expenses and other current assets	2,108	(100)
Accounts payable	(5,692)	(1,744)
Accrued expenses and other current liabilities	(573)	(431)
Deferred revenue	653	2,342
Customer deposits	145	(130)
Other assets	7	(47)
Lease liabilities	(145)	(109)
Other non-current liabilities	-	(11)
Net cash used in operating activities	(1,723)	(2,449)

Investing Activities:
Purchases of property and equipment	(183)	(8)
Capitalization of costs for software development	(369)	(613)
Net cash used in investing activities	(552)	(621)

Financing Activities:
Repayment of term debt and promissory note	(1,097)	-
Proceeds from borrowings under revolving credit facility	11,037	12,111
Repayment of borrowings under revolving credit facility	(6,472)	(5,917)
Payment of contingent consideration	-	(3,000)
Repurchase of common stock warrants	(200)	-
Repayment of finance lease obligations	(753)	(12)
Net cash provided by financing activities	2,515	3,182

Effect of exchange rate on cash and cash equivalents	30	-
Net increase in cash and cash equivalents	270	112
Cash and cash equivalents, beginning of period	1,559	1,037
Cash and cash equivalents, end of period	$1,829	$1,149

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

Our main operations are conducted directly through Creative Realities, Inc., and under our wholly owned subsidiaries, Cineplex Digital Media Inc., a Canadian corporation (“CDMI”), and Cineplex Digital Media U.S. Inc., a Delaware corporation (“CDMUS”).

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

On November 6, 2025, the Company completed a refinancing of its senior debt facilities, and on November 7, 2025, the Company completed the acquisition of DDC Group International, Inc., and related financing arrangements. Management believes these actions are likely to significantly improve the Company’s liquidity, scale, and overall financial condition. Its ability to generate positive net income and cash flows from operations is reliant on the successful integration and operation of this newly acquired business and therefore the financial impacts of this acquisition were not fully known at the time of the Company's going concern assessment. Management believes the completion of these transactions and the planned integration and operating plan for the newly acquired business with expected realization of synergies present the opportunity to prospectively eliminate the conditions giving rise to substantial doubt regarding the Company’s ability to continue as a going concern in future periods. However, there can be no assurance that these efforts will be successful.

As of March 31, 2026, the Company has an accumulated deficit of $72,591 and negative working capital of $9,528. For the three months ended March 31, 2026, the Company generated a net loss of $7,461 and used net cash in operations of $1,723. The Company remains dependent on improving cash flows from operations, securing additional sources of liquidity, or both, to fund ongoing operations to meet our financial obligations, including our debt obligations under our current Credit Agreement.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after the issuance date of these condensed consolidated financial statements.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026.

2. Recently Issued and Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that permits entities to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets within the scope of ASC 606 when developing reasonable and supportable forecasts of expected credit losses, thereby removing the requirement to incorporate macroeconomic forecasts for those assets. The ASU also provides an accounting policy election to consider post-balance-sheet collection activity in estimating expected credit losses; this election is available only to entities other than public business entities and is therefore not available to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on its condensed consolidated financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind ("PIK") dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its condensed consolidated financial statements and related disclosures.

3. Cash Concentrations

Cash consists of cash on deposit in financial institutions in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of March 31, 2026 or December 31, 2025. Balances may exceed the Federal Deposit Insurance Corporation ("FDIC") limit of $250 USD in the United States and may exceed the Canada Deposit Insurance Corporation ("CDIC") limit of $100 CAD in Canada. As of March 31, 2026 and December 31, 2025, the Company did not have USD cash in excess of FDIC insurance limits. As of March 31, 2026 and December 31, 2025, the Company had CAD cash in excess of CDIC insurance limits of $1,925 and $1,037, respectively. The Company does not believe the balances present a material credit risk, as the cash is held with reputable financial institutions and the Company has never experienced any losses related to these balances, although no assurance can be provided that it will not experience any losses in the future.

4. Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers, applying the five-step model. The Company evaluates each customer contract to identify the distinct performance obligations promised therein. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or together with other resources that are readily available, and if the Company's promise to transfer the good or service is separately identifiable from other promises in the contract. If an individual promised good or service is not distinct from another promised good or service, the Company combines those promised goods or services into a single combined performance obligation. The total contract transaction price is allocated to the identified distinct performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. For contracts when one or more performance obligations have observable standalone selling prices, the residual approach is applied to determine the allocation for highly variable components, including SaaS and support pricing, which both vary based on engagement size.

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

The Company had the following activity for its allowance for credit losses for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Balance as of beginning of period	301	708
Provision for credit losses	107	-
Write-offs charged against the allowance	(101)	(9)
Balance as of end of period	$307	$699

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$4,007	4,822
Work-in-process	2,555	2,598
Total inventories	$6,562	$7,420

7. Basic and Diluted Net (Loss) Income per Common Share

The Company’s net (loss) income per common share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates net income between common stockholders and holders of participating securities. The Company’s Series A Convertible Preferred Stock are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of net loss per common share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares had been issued (computed using the more dilutive of the treasury stock or the if converted method, as applicable, and the two-class method).

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 6,634,533 and 30,000 shares of the Series A Preferred Stock, convertible into 10,000,000 shares of common stock as of  March 31, 2026 were excluded from the computation of diluted net loss per common share for the three months ended March 31, 2026 as the Company was in a net loss position and their inclusion would have been anti-dilutive. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 6,913,928 at March 31, 2025 were excluded from the computation of diluted net income per common share for the three months ended March 31, 2025 as the strike price on the options and warrants were higher than the Company’s average market price of its common stock during the period and therefore anti-dilutive.

8. Foreign Currency Translation

The functional currency of the Company's Canadian subsidiaries is the Canadian dollar. The financial statements of these subsidiaries are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders' equity. Gains and losses arising from foreign currency transactions are included in other expense (income), net in the condensed consolidated statements of operations.

9. Use of Estimates

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

10. Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, shareholders’ equity, or cash flows from operations. Management has evaluated these reclassifications and determined that they are not material, individually or in the aggregate, to the condensed consolidated financial statements taken as a whole.

NOTE 3: REVENUE RECOGNITION

The Company applies ASC 606, Revenue from Contracts with Customers, for revenue recognition. The table below disaggregates the Company’s revenue by major source as follows:

	For the Three Months Ended
	March 31,
	2026	2025	Recognition Policy:
Hardware	$4,557	$3,394	Point in time
Services:
Managed Services	5,106	4,247	Over time
Digital Media Advertising	3,017	-	Over time
Installation Services	2,319	1,595	Point in time
Other Services	1,349	498	Point in time
Total Services	11,791	6,340

Total Hardware and Services	$16,348	$9,734

The following table presents the activities in deferred revenue for the three months ended March 31, 2026:

2026
Balance, January 1	$8,115
Amounts billed and deferred during the period	3,911
Revenue recognized that was included in the beginning balance	(1,785)
Revenue recognized from amounts deferred during the period	(1,598)
Foreign currency translation adjustment on Canadian deferred revenue	55
Balance, March 31	$8,698

There were no significant revenues recognized during the three months ended March 31, 2026 and 2025 from performance obligations that were satisfied (or partially satisfied) in prior periods as a result of contract price changes, changes in estimates or variable consideration true-ups.

As of  March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations (i.e., unsatisfied or partially unsatisfied performance obligations) was $10,362. The following table presents the expected timing of recognition of that amount:

Recognition Period	Amount
Within 1 year	$6,538
Between 1 and 2 years	3,714
Between 2 and 3 years	110
$10,362

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

NOTE 4: BUSINESS COMBINATION

On November 7, 2025, the Company completed the acquisition of DDC Group International, Inc. (“DDC”), the parent of Cineplex Digital Media Inc. and Cineplex Digital Media U.S. Inc. (collectively, “CDM”), from Cineplex Entertainment Limited Partnership for cash consideration of approximately CAD $60,263 (approximately USD $42,761). The acquisition was accounted for as a business combination under ASC 805, with November 7, 2025 as the acquisition date. The Company’s preliminary purchase price allocation, including the related deferred tax assets and liabilities, remains subject to change during the one-year measurement period in accordance with ASC 805-10-25-13 through 25-19, which extends through November 6, 2026. The initial accounting for the CDM acquisition is incomplete as of March 31, 2026 because the Company is continuing to obtain and evaluate information about facts and circumstances that existed as of the acquisition date. The items for which the initial accounting remains incomplete include the valuation of acquired identifiable intangible assets, the assessment of acquired deferred tax assets and liabilities, the resolution of post-closing working capital adjustments, and the resulting goodwill.

During the three months ended March 31, 2026, the Company recorded measurement period adjustments to the preliminary purchase price allocation related to the acquired net deferred tax liability. At the acquisition date, certain amounts in the preliminary purchase price allocation, including the acquired net deferred tax liability, were recorded on a provisional basis pending the receipt of additional information. During the first quarter of 2026, the Company obtained additional information about facts and circumstances that existed as of the acquisition date, which resulted in a measurement period adjustment that decreased the acquired net deferred tax liability by $661, with a corresponding decrease to goodwill. After giving effect to this adjustment, the acquired net deferred tax liability and goodwill recognized in connection with the CDM acquisition were $1,554 and $25,353, respectively, as of March 31, 2026 (compared to $2,215 and $26,013, respectively, as initially reported as of the acquisition date). The following table summarizes the measurement period activity

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash (net of cash acquired of $4,778)	$37,983	$-	$37,983
Less:
Technology platform	6,656	-	6,656
Customer relationships	14,324	-	14,324
Non-compete covenant	21	-	21
Unfavorable lease	(41)	-	(41)
Operating lease right-of-use assets	571	-	571
Finance lease right-of-use assets	23,309	-	23,309
Operating lease liabilities	(571)	-	(571)
Finance lease liabilities	(23,309)	-	(23,309)
Property and equipment	2,711	-	2,711
Deferred tax liability	(2,215)	661	(1,554)
Debt-free net working capital deficit	(9,486)	-	(9,486)
Fair Value of Identified Net Assets	$11,970	$661	$12,631

Remaining Goodwill Value	$26,013	$(661)	$25,353

Fair Value of Net Assets Acquired	$37,983	$-	$37,983

The measurement period adjustment recorded during the three months ended March 31, 2026 reflects new information obtained about facts and circumstances that existed as of the acquisition date and did not have a material impact on the Company’s results of operations in any prior period. The preliminary purchase price allocation, including the items identified above, remains subject to further adjustment during the remainder of the measurement period as additional information is obtained, and any such adjustments will be recognized in the reporting period in which they are determined.

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	For the Three Months Ended March 31,
	2026	2025
Supplemental non-cash investing and financing activities
Capitalized software in accounts payable	$31	$58
Property and equipment in accounts payable	$-	$57
Issuance of notes payable as partial settlement of contingent consideration	$-	$4,000
Issuance of warrants as partial settlement of contingent consideration	$-	$1,040
Effect of measurement period adjustments to goodwill	$661	$-

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$914	$270
Operating leases	$187	$134
Income taxes	$-	$1

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Vendor, project and hardware prepayments	$604	$1,431
Severance receivable	895	1,728
MAG reimbursement receivable	591	820
Other receivables	122	412
Prepaid subscriptions	383	346
Prepaid marketing	170	236
Prepaid other	60	145
Tax receivables	30	148
Prepaid insurance	344	81
	$3,199	$5,347

NOTE 7: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

Dividend Rights

The Series A Preferred ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each share has a liquidation preference equal to $1,000 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred totaled $30,623 as of March 31, 2026.

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

Dividends are recorded as an increase to the carrying value of the Series A Preferred and as an adjustment to net loss attributable to common shareholders in the calculation of basic and diluted net (loss) income per common share. The Company recorded $391 in preferred dividends during the three months ended March 31, 2026. The Series A Preferred stock was issued on November 6, 2025, therefore there were no preferred dividends during the three months ended March 31, 2025.

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

Since the redemption of the Series A Preferred is contingently or optionally redeemable and therefore not certain to occur, the Series A Preferred is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Series A Preferred in temporary equity in the condensed consolidated balance sheets. Because redemption is contingent and not currently probable, the Company has not accreted the carrying value to the redemption amount as of March 31, 2026 and December 31, 2025.

Registration Rights

In connection with the issuance, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) requiring the Company to file and maintain an effective registration statement covering the resale of the shares of common stock issuable upon conversion. The Registration Rights Agreement provides for liquidated damages of up to 6% of the aggregate purchase price in the event of certain registration failures. As of March 31, 2026 and December 31, 2025, no liability has been recorded related to these provisions.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued compensation	1,295	1,753
Sales and use taxes payable	1,410	1,591
Accrued interest	315	288
Accrued purchases	77	77
Other accrued expenses	156	128
	$3,253	$3,837

NOTE 9: DEBT

As of March 31, 2026, and December 31, 2025 debt consisted of the following:

	Issuance	Maturity	March 31,	December 31,	Interest
	Date	Date	2026	2025	Rate
Amended and Restated Credit Agreement:
New Revolving Credit Facility	11/6/2025	11/6/2028	$9,505	$4,940	See below
Term Loan Facility	11/6/2025	11/6/2028	34,800	35,700	See below

Promissory Note	3/14/2025	9/14/2027	3,613	3,810	14%

Total debt			47,918	44,450
Less: debt issuance costs			452	497
Total debt, net			47,466	43,953
Less: current portion of debt, net			4,460	4,430
Total non-current portion of debt, net			$43,006	$39,523

Deferred financing costs related to the New Revolving Credit Facility of $397 and $435 as of March 31, 2026 and December 31, 2025, respectively, are included in other non-current assets on the condensed consolidated balance sheets.

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

On February 16, 2026, and in conjunction with the Warrant Repurchase Agreement (see Note 12), the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with the other loan parties signatory thereto (the “Loan Parties”), the financial institutions or other entities from time to time parties thereto (the “Lenders”), and FMB, as Agent for the Lenders. The Amendment amended the Company’s Amended Credit Agreement. Pursuant to the Amendment, the Agent and Lenders provided requisite consent to the Company for the Warrant Repurchase and the parties agreed that payment of the Warrant Repurchase price would not reduce the amount of “Excess Cash Flow” of the Company for purposes of determining certain Company prepayment obligations.

During the three months ended March 31, 2026, the Company recorded amortization of debt discount on the Term Loan of $44, and amortization of deferred financing costs on the New Revolving Credit Facility of $38, in the Company's condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company recorded amortization of deferred financing costs on its prior revolving credit facility of $26. As of March 31, 2026 and December 31, 2025, the Company had remaining unamortized debt discount on the Term Loan of $452 and $497, respectively, and deferred financing costs on the New Revolving Credit Facility of $397 and $435, respectively.

During the three months ended March 31, 2026, the Company repaid $900 in principal related to the Term Loan. During the three months ended March 31, 2026, the Company had borrowed $11,037 and repaid $6,472, respectively, under the New Revolving Credit Facility. During the three months ended March 31, 2025, the Company had borrowed $12,111 and repaid $5,917, respectively, under the prior revolving credit facility. At March 31, 2026, the remaining available amount under the New Revolving Credit Facility was $12,995.

Promissory Note

The Promissory Note was issued on March 14, 2025 as part of the Settlement Agreement to resolve the contingent consideration liability. It is an unsecured obligation of the Company. The Promissory Note bears interest at a fixed annual rate of 14.0% (the “Interest Rate”). In the event of a default (as defined in the Promissory Note), or during any period of non-payment caused by restrictions under the Subordination Agreement (as defined below), the interest rate increases to 17.0% per annum (the “Default Rate”). Commencing October 14, 2025, the Company is required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, the Company is required to make a final balloon payment of $2,277, representing the remaining principal and accrued but unpaid interest outstanding at maturity. During the three months ended March 31, 2026, the Company made principal repayments of $197 on the Promissory Note.

The Stockholders' Representative's rights under the Promissory Note are subject to a Subordination Agreement dated March 14, 2025, by and among the Company, First Merchants Bank and the Stockholders' Representative (the "Subordination Agreement"). Under the terms of the Subordination Agreement, during any period in which an event of default exists under the Amended Credit Agreement, the Company is prohibited from making any payments on the Promissory Note unless FMB provided prior written consent, and the Stockholders' Representative is prohibited from accepting or enforcing any payments during the subordination period. As of March 31, 2026, the Company is in compliance with the monthly required payments and there have been no events of default.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company is not party to any material legal proceedings, other than ordinary routine litigation incidental to the business, and there were no other such proceedings pending during the period covered by this Report.

NOTE 11: INCOME TAXES

The Company’s deferred tax assets are primarily related to net federal and state operating loss carryforwards (“NOLs”). The Company has substantial NOLs that are limited in usage by IRC Section 382. IRC Section 382 generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership within a statutory testing period. The Company has performed a preliminary analysis of the annual NOL carryforwards and limitations that are available to be used against taxable income. Deferred tax assets are evaluated quarterly for recoverability based on available positive and negative evidence. Based on the history of losses the Company continues to maintain a full valuation allowance against U.S. deferred tax assets with definite lives as management determined that realization of such assets does not meet the more-likely-than-not threshold. In Canada, while CDM is in an overall net deferred tax liability position, a partial valuation allowance has been established against specific net operating loss carryforwards that are not expected to be realized due to statutory restrictions and limitations on future utilization.

For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method, as allowed under ASC Topic 740, Income Taxes—Interim Reporting, when the application of the estimated annual tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. The Company determined that since small changes in estimated annual pre-tax (loss) income would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the benefit (expense) from income taxes and pre-tax accounting (loss) income, the historical method would not provide a reliable estimate of the effective tax rate for the three months ended March 31, 2026. The Company will reevaluate the use of this method until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate.

For the three months ended March 31, 2026 and 2025, the Company recorded income tax benefit (expense) of $530 and ($99), respectively. At March 31, 2026, the net deferred tax liabilities were $2,190 after valuation allowance, compared to net tax liabilities of $3,541 at December 31, 2025.

NOTE 12: WARRANTS

The Company had outstanding warrants accounted for as equity instruments in the Company’s condensed consolidated financial statements totaling 3,633,303 shares and 5,364,802 shares at March 31, 2026 and December 31, 2025, respectively. The weighted average exercise price of the outstanding warrants was $4.02 and $4.66 at March 31, 2026 and December 31, 2025, respectively. The weighted average remaining contractual life of the outstanding warrants was 2.52 and 2.55 years at March 31, 2026 and December 31, 2025, respectively.

On February 16, 2026, the Company entered into a Warrant Repurchase Agreement (the “Warrant Repurchase Agreement”) with Slipstream Communications, LLC (the “Warrant Holder”). Under the Warrant Repurchase Agreement, the Company agreed to repurchase from the Warrant Holder a warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate repurchase price of $200. There was no repurchase feature in the original warrant agreement that would have impacted the equity classification of these warrants while they were outstanding. The repurchase was negotiated between the parties in a separate transaction. The Warrant was initially issued to the Warrant Holder pursuant to a Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2022, by and among the Company, the Warrant Holder and the other signatories thereto and was subsequently amended and restated twice, as of June 30, 2022 and as of October 17, 2024, respectively. As amended and restated, the Warrant was exercisable for up to an aggregate of 1,731,499 shares of Common Stock (the “Warrant Shares”) at an exercise price per Warrant Share equal to $6.00. The closing of the Warrant Repurchase was completed on February 17, 2026. Upon settlement of the transaction, the Warrant was cancelled and is of no further force or effect.

NOTE 13: STOCK-BASED COMPENSATION

A summary of outstanding options is included below:

Time Vesting Options

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Number	Contractual	Exercise	Options	Exercise
Prices between			Outstanding	Life	Price	Exercisable	Price
$0.01	-	$4.00	1,014,000	9.20	$2.47	-	-
4.01	-	8.00	466,671	4.43	$7.38	466,671	$7.38
	8.01+		22,225	13.12	$22.33	22,225	22.33
			1,502,896	7.61	$4.29	488,896	$8.06

Performance Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
240,000	4.17	$7.59	240,000	$7.59

Market Vesting Options

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
733,334	6.21	$3.00	733,334	$3.00

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, December 31, 2025	733,334	3.00	1,566,230	4.24	240,000	$7.59
Granted	-	-	-	-	-	-
Forfeited or expired	-	-	(63,334)	3.14	-	-
Balance, March 31, 2026	733,334	3.00	1,502,896	4.29	240,000	$7.59

The weighted average remaining contractual life for options exercisable is 5.24 years as of March 31, 2026.

Employee Awards

Stock-based compensation expense recognized related to stock options and restricted stock units to employees for the three months ended  March 31, 2026 and 2025 was $270 and $2, respectively, and is included in general and administrative expenses in the condensed consolidated financial statements.

As of March 31, 2026, there was $2,601 of total unrecognized compensation expense related to unvested share-based awards, which is expected to be recognized over a weighted average period of approximately 2.03 years.

Director Awards

Compensation expense recognized for the issuance of stock options awarded to our Board of Directors for the three months ended  March 31, 2026 and 2025 was $54 and $0, respectively, and was included in general and administrative expenses in the condensed consolidated financial statements. As of March 31, 2026 there was $162 unrecognized compensation expense related to share-based awards to directors, which is expected to be recognized over a weighted average period of approximately 0.75 years.

NOTE 14: SEGMENT REPORTING

We currently operate in one reportable segment, marketing technology solutions. The marketing technology solutions segment generates revenue through four primary sources which includes (1) hardware sales from reselling digital signage hardware from original equipment manufacturers, (2) services from helping customers design, deploy, and manage their digital signage and ad-based networks, (3) recurring subscription licensing and support revenue from our digital signage and ad-tech software platforms, which are generally sold via a SaaS model, and (4) selling digital out-of-home (“DOOH”) advertising on infrastructure it owns or operates at retail malls, shopping centers, office buildings, and other commercial properties.

Our Chief Executive Officer is our chief operating decision maker (the “CODM”). Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by service. Our CODM uses the segment information primarily to evaluate the profitability and strategic growth potential of the segment. The reported measures of profit or loss are benchmarked against historical performance and market expectations. Based on this analysis, the CODM determines whether or not to invest in new technology or reallocate operating expenses - namely personnel. In addition, the CODM reviews supplementary metrics such as disaggregated revenue as disclosed in Note 3, Revenue Recognition, and customer growth to ensure that our strategic decisions are aligned with long-term performance goals.

The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our condensed consolidated statements of operations. Significant segment expenses are reported as total expenses on the condensed consolidated statements of operations. Segment assets are disclosed in the condensed consolidated balance sheets.

Significant Customers

We had one customer that accounted for 11% of revenue for the three months ended March 31, 2026, compared to three customers that accounted for 20%, 11% and 10% of revenue for the three months ended March 31, 2025.

We had one customer that accounted for 10% of accounts receivable as of March 31, 2026 and one customer that accounted for 12% of accounts receivable as of December 31, 2025.

Revenues by Geographical Area

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	Three Months Ended
	March 31,
	2026	2025
Revenues by Geographical Area:
United States	$10,643	$9,734
Canada	5,705	-
Total Revenues	$16,348	$9,734

Significant Vendors

No vendor accounted for more than 10% of outstanding accounts payable at March 31, 2026, and three vendors accounted for 30%, 18% and 10% of outstanding accounts payable at December 31, 2025.

Long Lived Assets by Geographical Region

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating and finance lease right-of-use assets:

	March 31,	December 31,
	2026	2025

United States	$1,825	$1,950
Canada	23,162	25,762

Total	$24,987	$27,712

NOTE 15: LEASES

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

The following table summarizes the classification of operating and finance lease assets and liabilities in the Company's condensed consolidated balance sheet as follows:

	March 31,	December 31,
	2026	2025
Assets:
Finance lease assets	$20,425	$22,658
Operating lease assets	1,980	2,117
Total lease assets	$22,405	$24,775

Liabilities:
Operating lease liabilities:
Current portion of operating lease liabilities	$606	$596
Non-current portion of operating lease liabilities	1,509	1,673
Finance lease liabilities:
Current portion of finance lease liabilities	5,758	3,799
Non-current portion of finance lease liabilities	14,785	17,844
Total lease liabilities	$22,658	$23,912

The following table summarizes the operating and financing lease expenses in the Company's condensed consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense	$180	$119
Finance lease expense:
Amortization of right-of-use assets	1,885	11
Interest on lease liabilities	444	2
Total lease expense	$2,509	$132

The following table provides lease term and discount rate information related to operating and finance leases as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Weighted average remaining lease term (years):
Operating leases	3.8	1.9
Finance leases	2.8	2.2

Weighted average discount rate:
Operating leases	8.2%	9.5%
Finance leases	8.0%	5.6%

The following sets forth future minimum lease payments as follows:

	Operating	Finance	Total
Future minimum payments:	Leases	Leases	Leases
Remainder of 2026	$561	$5,947	$6,508
2027	680	8,109	8,789
2028	538	9,094	9,632
2029	337	201	538
2030	329	-	329
Total undiscounted cash flows	2,445	23,351	25,796
Less imputed interest	(330)	(2,808)	(3,138)
Present value of lease liabilities	$2,115	$20,543	$22,658

Supplemental cash flow information and non-cash activity related to leases include the following:

	For the Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$187	$134
Operating cash flows paid for finance leases	$444	$2
Financing cash flows paid for finance leases	$753	$12

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date through the date the condensed consolidated financial statements were issued and has determined that there were no such events that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “projects,” “should,” “may,” “proposes,” and similar expressions (or the negative versions of such words or expressions), as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated, and many of which are beyond our control. Factors that could cause actual results to differ materially from those anticipated are set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on April 15, 2026.

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

Overview

The Company transforms environments through digital solutions by providing innovative digital signage solutions for key market segments and use cases, including:

●	Retail

●	Entertainment and Sports Venues

●	Restaurants, including Quick Service Restaurants (“QSR”)

●	Convenience Stores

●	Financial Services

●	Automotive

●	Lottery

●	Mixed Use Developments

●	DOOH Advertising Networks

We serve market-leading companies, so there is a good chance that if you leave your home today to shop, work, eat or play, you will encounter one or more of our digital signage experiences. Our solutions are increasingly visible because we help our enterprise customers achieve a range of business objectives including:

●	Increased brand awareness;

●	Improved customer support;

●	Enhanced employee productivity and satisfaction;

●	Increased revenue and profitability;

●	Improved guest experience;

●	Increased customer/guest engagement; and

●	Traffic content and advertising

Through a combination of organically grown platforms and a series of strategic acquisitions, the Company assists customers to design, deploy, manage, and monetize their digital signage and in-store retail media networks. The Company sources leads and opportunities for its solutions through its digital and content marketing initiatives, close relationships with key industry partners, including equipment manufacturers and a media sales agent, and the direct efforts of its in-house industry sales experts. Customer engagements focus on consultative conversations that ensure the Company’s solutions are positioned to help customers achieve their business objectives in the most cost-effective manner possible.

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

●	Retail Media Network – The Company owns and operates the largest mall shopping network in Canada.

Our Sources of Revenue

The four primary sources of revenue for the Company are:

●	Hardware sales from reselling digital signage hardware from original equipment manufacturers such as Samsung and BrightSign.

●	Services revenue from helping customers design, deploy and manage their digital signage and in-store retail media networks, including:

o	Hardware system design/engineering

o	Hardware installation

o	Content development

o	Content scheduling

o	Post-deployment network and field support

o	AdTech to traffic advertising and content directly and through programmatic channels

●	Recurring subscription licensing and support revenue from our digital signage software platforms, which are generally sold via a SaaS model. Our platforms:

o	ReflectView, the Company’s core digital signage platform for most applications, scalable and cost effective from 10 to 100,000+ devices;

o	Reflect Xperience, a web-based interface that allows customers to give content scheduling access to local users via the web or mobile devices, while still maintaining centralized programming control;

o	AdLogic, the Company’s ad management platform for digital signage networks, which presently delivers approximately 50 million ads daily;

o	Clarity, the Company’s digital signage platform for menu board solutions, which has become a market leader for a range of restaurants, including QSRs and convenience store applications; and

o

iShowroomProX, an omni-channel digital sales support platform targeted at original equipment manufacturers in the transportation sector, which integrates with dozens of key data services including dealer inventory at the VIN level.

●	Selling digital out-of-home (DOOH) advertising on infrastructure it owns or operates at retail malls, shopping centers, office buildings, and other commercial properties.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The tables presented below compare our results of operations from one period to another and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For The Three Months Ended
	March 31,
	2026	2025	Change $	Change %

Sales:
Hardware	$4,557	$3,394	$1,163	34.3%
Services and other	11,791	6,340	5,451	86.0%
Total sales	16,348	9,734	6,614	67.9%
Cost of sales:
Hardware	3,919	2,304	1,615	70.1%
Services and other	6,833	2,977	3,856	129.5%
Total cost of sales	10,752	5,281	5,471	103.6%
Gross profit	5,596	4,453	1,143	25.7%

Operating expenses:
Sales and marketing expenses	2,897	1,247	1,650	132.3%
General and administrative expenses	8,905	3,928	4,977	126.7%
Total operating expenses	11,802	5,175	6,627	128.1%
Operating loss	(6,206)	(722)	(5,484)	759.6%

Other expenses (income):
Interest expense, including amortization of debt discount	1,465	321	1,144	356.4%
Gain on settlement of contingent consideration	-	(4,775)	4,775	100.0%
Other expense, net	320	265	55	20.8%
Total other (income) expenses, net	1,785	(4,189)	5,974	(142.6%)
Loss before income taxes	(7,991)	3,467	(11,458)	(330.5%)
Income tax benefit (expense)	530	(99)	629	(635.4%)
Net (loss) income	$(7,461)	$3,368	$(10,829)	(321.5%)

Sales

Sales increased by $6,614 or 68%, to $16,348 for the three months ended March 31, 2026 compared to the same period in 2025. Hardware revenues during the first quarter 2026 were $4,557, an increase of $1,163 as compared to the same period in 2025. Approximately sixty percent of the increase was due to the inclusion of CDM, while the remaining forty percent increase was driven by new customer deployments during the quarter. The number of new deployments was lower than expected due to adverse weather conditions that delayed planned installations in multiple regions. Services and other revenues were $11,791, an increase of $5,451 for the three months ended March 31, 2026, as compared to the same period in 2025, due to the acquisition of CDM. Managed services revenue, which includes the Company’s SaaS subscription services, were $5,106, an increase of $859, or 20%, as compared to the same period in 2025, largely driven by the inclusion of CDM in 2026, which represented approximately $2,118. Other services revenue also increased as a result of the acquisition of CDM, up $851 for the three months ended March 31, 2026 as compared to the same period in 2025.

Gross Profit

Gross profit margin was 34% compared to 46% for the three months ended March 31, 2026 and 2025, respectively. Hardware gross margin decreased 18 points, due to an unusually higher mix of lower margin QSR deployments during the period and $486 in costs associated with transitioning away from an outsourced installer of a large CDM customer. Services and other gross margin decreased 11 points in the quarter compared to prior year driven by the expiration of certain customer contracts in 2025.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing expenses. Costs increased by $1,650, or 132% for the three months ended March 31, 2026 as compared to the same period in 2025, driven primarily by the inclusion of CDM which contributed $1,398 of expenses for the period.

General and Administrative Expenses

General and administrative expenses increased by $4,977 or 127%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily driven by the inclusion of CDM, which represented $3,778 of expense and additional accounting, compliance, legal and other one-time fees and severance costs in connection with the integration of CDM.

Interest Expense

Interest expense increased by $1,144 or 356%, during the three months ended March 31, 2026 as compared to March 31, 2025 primarily as a result of the new Term Loan entered into during November 2025. See Note 9, Debt, to the Condensed Consolidated Financial Statements for a discussion of the Company’s debt and related interest expense obligations.

Other Expense (Income)

The Company recognized $320 in other expenses for the three months ended March 31, 2026 as compared to $265 for the three months ended March 31, 2025. The increase is a result of legal costs with respect to patent infringement and the inclusion of CDM in 2026.

Summary Unaudited Quarterly Financial Information (Non-GAAP)

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles ("GAAP") measure. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") and adjusted EBITDA ("Adjusted EBITDA") are non-GAAP financial performance measures we believe offer a useful view of the overall operations of our business. These non-GAAP financial performance measures, which may not be comparable to, and may be defined differently than, similarly titled measures used or reported by other companies, should not be considered in isolation from or as a substitute for the related GAAP measures and should be read together with financial information presented on a GAAP basis.

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

The table below shows the reconciliation of the Company's net (loss) income to EBITDA and Adjusted EBITDA:

			Quarters Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters ended	2026	2025	2025	2025	2025
GAAP net (loss) income	$(7,461)	$(1,965)	$(7,862)	$(1,817)	$3,368
Interest expense:
Amortization of deferred financing costs	83	60	26	25	26
Interest expense, net	1,382	1,055	504	488	295
Depreciation/amortization:
Amortization of intangible assets	1,441	1,350	1,171	1,165	1,136
Depreciation of property and equipment	2,452	1,512	54	52	51
Income tax expense (benefit)	(530)	1,175	(82)	(26)	99
EBITDA	$(2,633)	$3,187	$(6,189)	$(113)	$4,975
Adjustments
Gain on settlement of contingent consideration	-	-	-	-	(4,775)
Stock-based compensation	324	724	308	1,249	2
Deal & transaction expenses	43	1,188	766	-	-
CDM related integration and transition costs	1,452	-	-	-	-
Loss on impairment of software asset	-	-	5,712	-	-
Loss on modification of revolver	-	24	-	-	-
Other expense (income)	320	108	144	(1)	265
Adjusted EBITDA	$(494)	$5,231	$741	$1,135	$467

Liquidity and Capital Resources

Overview

See Note 1, Nature of Organization and Operations, to the accompanying Condensed Consolidated Financial Statements for a detailed discussion of liquidity and financial resources.

Operating Activities

Net cash used in operating activities was $1,723 for the three months ended March 31, 2026 compared to net cash used in operating activities of $2,449 for the three months ended March 31, 2025. Cash used in 2026 was primarily attributable to a net loss of $7,461, adjusted for net non-cash charges of $3,882, partially offset by a $1,856 net source of cash from changes in operating assets and liabilities. Cash used in 2025 was primarily attributable to net income of $3,368 reduced by net non-cash charges of  $(3,398) (including a $4,775 gain on settlement of contingent consideration) and a net use of cash from changes in operating assets and liabilities of $2,419.

Investing Activities

Net cash used in investing activities was $552 for the three months ended March 31, 2026 compared to $621 for the three months ended March 31, 2025. Capitalization of internally developed software costs was $369 for the three months ended March 31, 2026 compared to $613 for the three months ended March 31, 2025. Purchases of property and equipment were $183 for the three months ended March 31, 2026 compared to $8 for the three months ended March 31, 2025. The Company did not have any material commitments for capital expenditures as of March 31, 2026.

Financing Activities

Net cash provided by financing activities was $2,515 for the three months ended March 31, 2026 compared to $3,182 for the three months ended March 31, 2025. Cash provided in 2026 was primarily attributable to net borrowings of $4,565 under the New Revolving Credit Facility ($11,037 in proceeds and $6,472 in repayments), partially offset by $1,097 of scheduled principal payments comprised of $900 on the Term Loan and $197 on the Promissory Note, $753 in repayments of finance lease obligations (which increased relative to the prior-year period as a result of finance leases assumed in the CDM Acquisition), and $200 used to repurchase Common Stock warrants pursuant to the Warrant Repurchase Agreement entered into on February 16, 2026. Remaining available amounts under the New Revolving Credit Facility were $12,995 as of March 31, 2026. Cash provided in 2025 was primarily attributable to net borrowings of $6,194 under the Revolving Credit Facility under the Prior Credit Agreement ($12,111 in proceeds and $5,917 in repayments), partially offset by a $3,000 cash payment in connection with the partial settlement of the contingent consideration liability and $12 in repayments of finance lease obligations. See Note 9, Debt, and Note 12, Warrants, to the condensed consolidated financial statements for further discussion.

Contractual Obligations and Commitments

As of March 31, 2026, we had operating and finance lease obligations of approximately $22,658 payable over the next five years. These obligations relate primarily to corporate office space, warehousing and light-assembly facilities used to stage and deploy digital signage hardware, and leased equipment supporting our operations.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our estimates on historical experience and on assumptions that we believe are reasonable under the circumstances; actual results may differ from these estimates.

Our critical accounting estimates are described in Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, and our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. There have been no material changes to our critical accounting estimates or significant accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, we did not engage in any off-balance sheet arrangements set forth in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of March 31, 2026. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on April 15, 2026, and subsequent filings made with the SEC. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Warrant Repurchase Agreement dated as of February 16, 2026 by and between the registrant and Slipstream Communications, LLC.	8-K	10.1	February 18, 2026	—
10.2	First Amendment to Amended and Restated Credit Agreement dated as of February 16, 2026 by and among the registrant, the other Loan Parties signatory thereto, the financial institutions or other entities from time to time parties thereto, each as a Lender, and First Merchants Bank, as Agent for the Lenders.	8-K	10.2	February 18, 2026	—
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: May 15, 2026	By: /s/ Richard Mills
Richard Mills
Chief Executive Officer

Date: May 15, 2026	By: /s/ Tamra Koshewa
Tamra Koshewa
Chief Financial Officer