Form 10-Q
period 2026-06-30
CREATIVE REALITIES, INC.
filed 2026-08-14
CIK 1356093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2026, the registrant had 13,526,506 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,703	$1,559
Accounts receivable, net	15,530	19,219
Inventories, net	5,940	7,420
Prepaid expenses and other current assets	2,686	5,347
Total current assets	34,859	33,545

Property and equipment, net	4,245	2,937
Goodwill	50,357	53,266
Other intangible assets, net	32,970	35,906
Finance lease right-of-use assets	18,216	22,658
Operating lease right-of-use assets	1,839	2,117
Other non-current assets	455	611
Total Assets	$142,941	$151,040

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,366	$16,673
Accrued expenses and other current liabilities	3,273	3,837
Deferred revenues	4,873	8,115
Customer deposits	2,485	1,823
Current maturities of operating leases	607	596
Current maturities of finance leases	5,481	3,799
Short-term debt	5,490	4,430
Total Current Liabilities	38,575	39,273

Revolving credit facility	9,744	4,940
Term debt, net of deferred financing costs	31,410	34,583
Non-current operating lease liabilities	1,353	1,673
Non-current finance lease liabilities	13,592	17,844
Deferred tax liabilities	627	3,541
Total Liabilities	95,301	101,854

Commitments and contingencies (Note 10)
Series A Redeemable Convertible Preferred stock, $1,000 stated value, 50,000 shares authorized; 30 shares issued and outstanding as of June 30, 2026 and December 31, 2025 Liquidation preference of $31,025 and $30,232 as of June 30, 2026 and December 31 2025, respectively	28,480	27,688
Shareholders' Equity:
Common stock, $0.01 par value, 66,666 shares authorized; 13,098 and 10,519 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	131	105
Additional paid-in capital	95,820	85,300
Accumulated deficit	(76,487)	(65,130)
Accumulated other comprehensive (loss) income	(304)	1,223
Total Shareholders’ Equity	19,160	21,498
Total Liabilities, Temporary Equity, and Shareholders' Equity	$142,941	$151,040

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales:
Hardware	$7,475	$7,073	$12,032	$10,467
Services and other	14,030	5,957	25,821	12,297
Total sales	21,505	13,030	37,853	22,764
Cost of sales:
Hardware	6,197	5,298	10,116	7,602
Services and other	7,011	2,715	13,844	5,692
Total cost of sales	13,208	8,013	23,960	13,294
Gross profit	8,297	5,017	13,893	9,470

Operating expenses:
Sales and marketing expenses	2,024	1,156	4,921	2,403
General and administrative expenses	9,018	5,192	17,923	9,120
Total operating expenses	11,042	6,348	22,844	11,523
Operating loss	(2,745)	(1,331)	(8,951)	(2,053)

Other expenses (income):
Interest expense, including amortization of debt discount	1,426	513	2,891	834
Gain on settlement of contingent consideration	-	-	-	(4,775)
Other expense (income), net	40	(1)	360	264
Total other expenses (income), net	1,466	512	3,251	(3,677)

(Loss) income before income taxes	(4,211)	(1,843)	(12,202)	1,624
Income tax (expense) benefit	315	26	845	(73)
Net (loss) income	(3,896)	(1,817)	(11,357)	1,551
Series A Redeemable Convertible Preferred Stock dividends	(401)	-	(792)	-
Net (loss) income attributable to common stockholders	$(4,297)	$(1,817)	$(12,149)	$1,551

Basic (loss) earning per common share	$(0.41)	$(0.17)	$(1.15)	$0.15
Diluted (loss) earning per common share	$(0.41)	$(0.17)	$(1.15)	$0.15

Weighted average shares outstanding - basic	10,568	10,496	10,560	10,471
Weighted average shares outstanding - diluted	10,568	10,496	10,560	10,568

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) income	$(3,896)	$(1,817)	$(11,357)	$1,551
Other comprehensive loss:
Foreign currency translation adjustments	(816)	-	(1,527)	-
Total comprehensive (loss) income	$(4,712)	$(1,817)	$(12,884)	$1,551

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

(Unaudited)

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid- in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Three Months Ended June 30, 2026
Balance at March 31, 2026	10,567,268	$105	$85,033	$512	$(72,591)	$13,059
Series A Redeemable Convertible Preferred Stock dividends	-	-	(401)	-	-	(401)
Stock-based compensation	-	-	430	-	-	430
Common stock issued upon cashless exercise of warrants	2,053	-	-	-	-	-
Registered offering of common stock and warrants [1]	2,528,571	26	10,758	-	-	10,784
Other comprehensive loss	-	-	-	(816)	-	(816)
Net loss	-	-	-	-	(3,896)	(3,896)
Balance at June 30, 2026	13,097,892	$131	$95,820	$(304)	$(76,487)	$19,160

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid- in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Six Months Ended June 30, 2026
Balance at January 1, 2026	10,518,932	$105	$85,300	$1,223	$(65,130)	$21,498
Series A Redeemable Convertible Preferred Stock dividends	-	-	(792)	-	-	(792)
Stock-based compensation	47,733	-	754	-	-	754
Common stock issued upon cashless exercise of warrants	2,656	-	-	-	-	-
Registered offering of common stock and warrants [1]	2,528,571	26	10,758	-	-	10,784
Repurchase of common stock warrants	-	-	(200)	-	-	(200)
Other comprehensive loss	-	-	-	(1,527)	-	(1,527)
Net loss	-	-	-	-	(11,357)	(11,357)
Balance at June 30, 2026	13,097,892	$131	$95,820	$(304)	$(76,487)	$19,160

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid- in Capital	Comprehensive Income	Accumulated Deficit	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	10,446,659	$104	$83,252	$-	$(53,486)	$29,870
Stock-based compensation	-	-	1,249	-	-	1,249
Shares issued to directors as compensation	72,273	1	140	-	-	141
Net loss	-	-	-	-	(1,817)	(1,817)
Balance at June 30, 2025	10,518,932	$105	$84,641	$-	$(55,303)	$29,443

	Common Stock			Accumulated Other
	Shares	Amount	Additional Paid- in Capital	Comprehensive Income	Accumulated Deficit	Total
Six Months Ended June 30, 2025
Balance at January 1, 2025	10,446,659	$104	$82,210	$-	$(56,854)	$25,460
Stock-based compensation	-	-	1,251	-	-	1,251
Shares issued to directors as compensation	72,273	1	140	-	-	141
Issuance of warrants	-	-	1,040	-	-	1,040
Net income	-	-	-	-	1,551	1,551
Balance at June 30, 2025	10,518,932	$105	$84,641	$-	$(55,303)	$29,443

[1] Includes gross proceeds of $11,991 less issuance costs of $1,207.

See accompanying Notes to Condensed Consolidated Financial Statements.

CREATIVE REALITIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities:
Net (loss) income	$(11,357)	$1,551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,778	2,404
Non-cash lease expense	261	257
Amortization of deferred financing costs	163	51
Stock-based compensation	754	1,392
Provision for credit losses	213	57
Provision for inventory reserves	167	14
Gain on settlement of contingent consideration	-	(4,775)
Deferred income taxes	(875)	9
Changes to operating assets and liabilities, net of acquisitions:
Accounts receivable	3,268	(21)
Inventories	1,239	926
Prepaid expenses and other current assets	2,591	38
Accounts payable	(2)	(207)
Accrued expenses and other current liabilities	(534)	(816)
Deferred revenue	(3,113)	719
Customer deposits	662	(555)
Other assets	79	10
Lease liabilities	(291)	(258)
Other non-current liabilities	-	(23)
Net cash provided by operating activities	1,003	773

Investing Activities:
Purchases of property and equipment	(2,452)	(109)
Capitalization of costs for software development	(768)	(1,155)
Net cash used in investing activities	(3,220)	(1,264)

Financing Activities:
Repayment of term debt and promissory note	(2,201)	-
Proceeds from registered offering of common stock and warrants	10,784	-
Proceeds from borrowings under revolving credit facility	18,222	18,334
Repayment of borrowings under revolving credit facility	(13,418)	(15,285)
Payment of contingent consideration	-	(3,000)
Repurchase of common stock warrants	(200)	-
Repayment of finance lease obligations	(1,862)	(26)
Net cash provided by financing activities	11,325	23

Effect of exchange rate on cash and cash equivalents	36	-
Net increase in cash and cash equivalents	9,144	(468)
Cash and cash equivalents, beginning of period	1,559	1,037
Cash and cash equivalents, end of period	$10,703	$569

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

Liquidity and Financial Condition

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40) (“ASU 205-40”), the Company is required to evaluate whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, there was substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date those respective financial statements were issued. These conclusions resulted from a combination of factors, including recurring net losses and cash used in operating activities, the ongoing integration of the Cineplex Digital Media business that the Company acquired on November 7, 2025 (see Note 4), which expected synergies and financial impacts were not yet fully known, and the dependence on improving cash flows from operations or securing additional sources of liquidity (or both), to fund ongoing operations to meet the Company’s financial obligations.

As of June 30, 2026, the Company has an accumulated deficit of $76,487, cash and cash equivalents of $10,703 and negative working capital of $3,716. During the three months ended June 30, 2026 the Company began realizing synergies and cost savings from the acquisition of the Cineplex Digital Media business. Accordingly, the Company was able to improve its operating results (net loss of $3,896, which was reduced from a net loss of $7,461 during the prior quarter) and generated positive cash flows from operating activities of $1,003 for the six months ended June 30, 2026. In addition, on June 30, 2026, the Company completed an underwritten public offering and received net proceeds of $10,784.  These actions have alleviated the substantial doubt about the Company’s ability to continue as a going concern that previously existed, and accordingly, there no longer exists substantial doubt about the Company’s ability to continue as a going concern for at least twelve months after these condensed consolidated financial statements are issued. The Company expects that its cash and cash equivalents on hand, cash to be generated from operations and availability under its revolving credit facility will be sufficient to fund its operations for at least twelve months from the date the condensed consolidated financial statements are issued.

The Company continues to monitor ongoing compliance with its credit facilities and will continue to monitor its ability to meet its obligations as they become due. The Company may need to seek additional forms of debt or equity financing in the future. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026.

2. Recently Issued and Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient that permits entities to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets within the scope of Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers when developing reasonable and supportable forecasts of expected credit losses, thereby removing the requirement to incorporate macroeconomic forecasts for those assets. The ASU also provides an accounting policy election to consider post-balance-sheet collection activity in estimating expected credit losses; this election is available only to entities other than public business entities and is therefore not available to the Company. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company adopted this standard on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on its condensed consolidated financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its condensed consolidated financial statements and related disclosures.

3. Cash Concentrations

Cash consists of cash on deposit in financial institutions in both the United States and Canada. The Company does not hold any investments that qualify as cash equivalents as of June 30, 2026 or December 31, 2025. Balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250 USD in the United States and may exceed the Canada Deposit Insurance Corporation (“CDIC”) limit of $100 CAD in Canada. As of June 30, 2026 and December 31, 2025, the Company had USD cash in excess of FDIC limits of $9,349 and $0, respectively. As of June 30, 2026 and December 31, 2025, the Company had CAD cash in excess of CDIC insurance limits of $938 and $1,037, respectively. The Company does not believe the balances present a material credit risk, as the cash is held with reputable financial institutions and the Company has never experienced any losses related to these balances, although no assurance can be provided that it will not experience any losses in the future.

4. Revenue Recognition

We recognize revenue in accordance with ASC 606 applying the five-step model. The Company evaluates each customer contract to identify the distinct performance obligations promised therein. A performance obligation is considered distinct if the customer can benefit from the good or service on its own or together with other resources that are readily available, and if the Company's promise to transfer the good or service is separately identifiable from other promises in the contract. If an individual promised good or service is not distinct from another promised good or service, the Company combines those promised goods or services into a single combined performance obligation. The total contract transaction price is allocated to the identified distinct performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. For contracts when one or more performance obligations have observable standalone selling prices, the residual approach is applied to determine the allocation for highly variable components, including SaaS and support pricing, which both vary based on engagement size.

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

The Company had the following activity for its allowance for credit losses for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025
Balance as of beginning of period	$301	$699
Amounts accrued	-	57
Provision for credit losses	213	-
Write-offs charged against the allowance	(129)	(126)
Balance as of end of period	$385	$630

6. Inventories

Inventories are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$2,574	$4,822
Work-in-process	3,366	2,598
Total inventories	$5,940	$7,420

7. Basic and Diluted Net (Loss) Income per Common Share

The Company’s net (loss) income per common share is calculated using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method allocates net income between common stockholders and holders of participating securities. The Company’s Series A Redeemable Convertible Preferred Stock are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of net loss per common share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding, plus fully vested shares that are subject to issuance for little or no monetary consideration and the number of additional common shares that would have been outstanding if the potential common shares had been issued (computed using the more dilutive of the treasury stock or the if converted method, as applicable, and the two-class method).

Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 7,932,750 and 30,000 shares of the Series A Redeemable Convertible Preferred Stock, convertible into 10,000,000 shares of common stock as of  June 30, 2026 were excluded from the computation of diluted net loss per common share for the three and six months ended June 30, 2026 as the Company was in a net loss position and their inclusion would have been anti-dilutive. Shares reserved for outstanding stock options, including stock options with performance restricted vesting, and warrants totaling 7,290,816 at June 30, 2025 were excluded from the computation of diluted net loss per common share for the three months ended June 30, 2025 as the Company was in a net loss position and their inclusion would have been anti-dilutive, and also excluded from the computation of diluted net income per common share for the six months ended June 30, 2025 as the strike prices on the options and warrants were higher than the Company’s average market price of its common stock during the period and therefore anti-dilutive.

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

NOTE 3: REVENUE RECOGNITION

The Company applies ASC 606 for revenue recognition. The table below disaggregates the Company’s revenue by major source as follows:

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Hardware	$7,475	$7,073	$12,032	$10,467
Services:
Managed Services	4,991	4,484	8,368	8,731
Digital Media Advertising	3,786	-	6,803	-
Installation Services	3,693	1,239	7,742	2,834
Other Services	1,560	234	2,908	732
Total Services	14,030	5,957	25,821	12,297

Total Hardware and Services	$21,505	$13,030	$37,853	$22,764

The following table presents the activities in deferred revenue for the six months ended June 30, 2026:

2026
Balance, January 1	$8,115
Amounts billed and deferred during the period	6,010
Revenue recognized that was included in the beginning balance	(5,676)
Revenue recognized from amounts deferred during the period	(3,458)
Foreign currency translation adjustment on Canadian deferred revenue	(118)
Balance, June 30	$4,873

There were no significant revenues recognized during the six months ended June 30, 2026 and 2025 from performance obligations that were satisfied (or partially satisfied) in prior periods as a result of contract price changes, changes in estimates or variable consideration true-ups.

As of  June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations (i.e., unsatisfied or partially unsatisfied performance obligations) was $8,645. The following table presents the expected timing of recognition of that amount:

Recognition Period	Amount
Within 1 year	$6,095
Thereafter	2,550
$8,645

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

NOTE 4: BUSINESS COMBINATION

On November 7, 2025, the Company completed the acquisition of DDC Group International, Inc. (“DDC”), the parent of Cineplex Digital Media Inc. and Cineplex Digital Media U.S. Inc. (collectively, “CDM”), from Cineplex Entertainment Limited Partnership for cash consideration of approximately CAD $60,263 (approximately USD $42,761). The acquisition was accounted for as a business combination under ASC 805, Business Combinations with November 7, 2025 as the acquisition date. The Company’s preliminary purchase price allocation, including the related deferred tax assets and liabilities, remains subject to change during the one-year measurement period in accordance with ASC 805-10-25-13 through 25-19, which extends through November 6, 2026. The initial accounting for the CDM acquisition is incomplete as of June 30, 2026 because the Company is continuing to obtain and evaluate information about facts and circumstances that existed as of the acquisition date. The items for which the initial accounting remains incomplete include the valuation of acquired identifiable intangible assets, the assessment of acquired deferred tax assets and liabilities, the resolution of post-closing working capital adjustments, and the resulting goodwill.

During the six months ended June 30, 2026, the Company recorded measurement period adjustments to the preliminary purchase price allocation related to the acquired net deferred tax liability. At the acquisition date, certain amounts in the preliminary purchase price allocation, including the acquired net deferred tax liability, were recorded on a provisional basis pending the receipt of additional information. During the six months ended June 30, 2026, the Company obtained additional information about facts and circumstances that existed as of the acquisition date, which resulted in a measurement period adjustment that decreased the acquired net deferred tax liability by $1,986, with a corresponding decrease to goodwill. After giving effect to this adjustment, the acquired net deferred tax liability and goodwill recognized in connection with the CDM acquisition were $229 and $24,027, respectively, as of June 30, 2026 (compared to $2,215 and $26,013, respectively, as initially reported as of the acquisition date). The following table summarizes the measurement period activity.

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash (net of cash acquired of $4,778)	$37,983	$-	$37,983
Less:
Technology platform	6,656	-	6,656
Customer relationships	14,324	-	14,324
Non-compete covenant	21	-	21
Unfavorable lease	(41)	-	(41)
Operating lease right-of-use assets	571	-	571
Finance lease right-of-use assets	23,309	-	23,309
Operating lease liabilities	(571)	-	(571)
Finance lease liabilities	(23,309)	-	(23,309)
Property and equipment	2,711	-	2,711
Deferred tax liability	(2,215)	1,986	(229)
Debt-free net working capital deficit	(9,486)	-	(9,486)
Fair Value of Identified Net Assets	$11,970	$1,986	$13,956

Remaining Goodwill Value	$26,013	$(1,986)	$24,027

Fair Value of Net Assets Acquired	$37,983	$-	$37,983

The measurement period adjustment recorded during the six months ended June 30, 2026 reflects new information obtained about facts and circumstances that existed as of the acquisition date and did not have a material impact on the Company’s results of operations in any prior period. The preliminary purchase price allocation, including the items identified above, remains subject to further adjustment during the remainder of the measurement period as additional information is obtained, and any such adjustments will be recognized in the reporting period in which they are determined.

NOTE 5: SUPPLEMENTAL CASH FLOW STATEMENT INFORMATION

	For the Six Months Ended June 30
	2026	2025
Supplemental non-cash investing and financing activities:
Issuance costs related to common stock and warrants sold in registered offering	$1,207	$-
Effect of measurement period adjustments to goodwill	$1,986	$-
Capitalized software in accounts payable	$31	$65
Property and equipment in accounts payable	$-	$24
Issuance of notes payable as partial settlement of contingent consideration	$-	$4,000
Issuance of warrants as partial settlement of contingent consideration	$-	$1,040
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$1,509
Tenant allowance receivable recognized under lease incentive	$-	$100

Supplemental disclosure information for cash flow
Cash paid during the period for:
Interest	$1,862	$748
Operating leases	$374	$269
Income taxes	$31	$53

NOTE 6: PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Vendor, project and hardware prepayments	$213	$1,431
Severance receivable	972	1,728
MAG reimbursement receivable	184	820
Other receivables	108	412
Prepaid subscriptions	511	346
Prepaid marketing	192	236
Prepaid other	61	145
Tax receivables	210	148
Prepaid insurance	235	81
	$2,686	$5,347

NOTE 7: SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

Dividend Rights

The Series A Redeemable Convertible Preferred Stock (“Series A Preferred”) ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation. Each share has a liquidation preference equal to $1,000 per share plus accrued and unpaid dividends. The liquidation preference of the Series A Preferred totaled $31,025 as of June 30, 2026.

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

Dividends are recorded as an increase to the carrying value of the Series A Preferred and as an adjustment to net loss attributable to common shareholders in the calculation of basic and diluted net (loss) income per common share. The Company recorded $401 and $792 in preferred dividends during the three and six months ended June 30, 2026, respectively. The Series A Preferred was issued on November 6, 2025, therefore there were no preferred dividends during the three and six months ended June 30, 2025.

Conversion Rights

Each share of Series A Preferred is convertible at the holder’s option into shares of common stock at a conversion price of $3.00 per share, subject to adjustment. The Series A Preferred was convertible into 10,342 and 10,077 shares of common stock as of June 30, 2026 and December 31, 2025, respectively, subject to a limitation preventing any holder from beneficially owning more than 19.99% of the outstanding common stock. The Company may require the conversion of all outstanding shares of Series A Preferred on or after the third anniversary of issuance if specified operating results and common stock price conditions are met.

Redemption Rights

A fundamental transaction includes, among other events, a merger, consolidation, sale of substantially all assets, tender offer resulting in a change of control, recapitalization or similar transaction (a “Fundamental Transaction”). Upon the occurrence of a Fundamental Transaction, holders are entitled to receive the greater of (i) the liquidation preference, including accrued dividends and the make-whole amount, or (ii) the amount they would have received on an as-converted basis, based on the consideration paid per common share in the Fundamental Transaction or, if that consideration is not cash, the market price of the common stock. The redemption amounts of the Series A Preferred, measured as if the balance sheet dates were the redemption dates, were $53,392 as of June 30, 2026 (estimate using 1-day VWAP of $4.11 subject to clause ii), and $38,940 as of December 31, 2025 (estimate using conversion price of $3.00 subject to clause i). The redemption amount will change in future periods as the market price of the common stock changes.

Since the redemption of the Series A Preferred is contingently or optionally redeemable and therefore not certain to occur, the Series A Preferred is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A Preferred is redeemable in certain circumstances upon the occurrence of an event that is not solely within the Company’s control, the Company has classified the Series A Preferred in temporary equity in the condensed consolidated balance sheets. Because redemption is contingent and not currently probable, the Company has not accreted the carrying value to the redemption amount as of June 30, 2026 and December 31, 2025.

Registration Rights

In connection with the issuance, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) requiring the Company to file and maintain an effective registration statement covering the resale of the shares of common stock issuable upon conversion. The Registration Rights Agreement provides for liquidated damages of up to 6% of the aggregate purchase price in the event of certain registration failures. As of June 30, 2026 and December 31, 2025, no liability has been recorded related to these provisions because the Company has maintained an effective registration statement and does not consider the payment of liquidated damages to be probable. The Company accounts for the Registration Rights Agreement as a separate unit of account in accordance with ASC 825-20, Registration Payment Arrangements, and recognizes a liability when payment becomes probable and the amount is reasonably estimable.

NOTE 8: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued compensation	$1,102	$1,753
Sales and use taxes payable	1,527	1,591
Accrued interest	296	288
Accrued purchases	309	77
Other accrued expenses	39	128
	$3,273	$3,837

NOTE 9: DEBT

As of June 30, 2026 and December 31, 2025, debt consisted of the following:

	Issuance	Maturity	June 30,	December 31,	Interest
	Date	Date	2026	2025	Rate
Amended and Restated Credit Agreement:
Revolving Credit Facility	11/6/2025	11/6/2028	$9,744	$4,940	See below
Term Loan Facility	11/6/2025	11/6/2028	33,900	35,700	See below

Promissory Note	3/14/2025	9/14/2027	3,409	3,810	14%

Total debt			47,053	44,450
Less: debt issuance costs			409	497
Total debt, net			46,644	43,953
Less: current portion of debt, net			5,490	4,430
Total non-current portion of debt, net			$41,154	$39,523

Deferred financing costs related to the Revolving Credit Facility of $359 and $435 as of June 30, 2026 and December 31, 2025, respectively, are included in other non-current assets on the condensed consolidated balance sheets.

Amended and Restated Credit Agreement

On  November 6, 2025 (the “Refinancing Date”), the Company and certain of its subsidiaries entered into the Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with FMB acting as agent (“Agent”), and a new syndicate of lenders (“Lenders”) which included FMB and two additional creditors, Northwest Bank (“NWB”) and Axos Bank (“Axos”; together with NWB, the “New Lenders”). The Amended Credit Agreement provides the Company, CDMI and CDMUS (collectively, “Borrowers”) with two debt facilities, including a three-year term loan of $36,000 (the “Term Loan”) and a three-year revolving debt arrangement of up to $22,500 (the “Revolving Credit Facility”). The Term Loan and Revolving Credit Facility have maturity dates of  November 6, 2028 (the “Maturity Date”) and are secured by all the assets of the Borrowers.

Additionally, monthly interest payments for both facilities of the Amended Credit Agreement are due and payable on the first day of each successive calendar month following the Refinancing Date, which commenced on December 1, 2025, at a rate equal to the sums of (a) the one-month Term SOFR, (b) base rate of 0.11%; and (c) a floating margin ranging between (i) 2.75% to 3.25% for the Revolving Credit Facility, or (ii) 3.00% to 3.50% for the Term Loan, in each case adjusted quarterly based upon the Company’s Senior Funded Debt to EBITDA Ratio (as defined in the Amended Credit Agreement). The floating margin is computed as follows:

Margin
	Senior	Applicable
	Debt to	to	Margin
Pricing	Adjusted	Revolving	Applicable
Grid	EBITDA	Credit	to the
Level	Ratio	Advances	Term Loan
I	< 2.50x	2.75%	3.00%
II	> 2.50x	3.25%	3.50%

On February 16, 2026, and in conjunction with the Warrant Repurchase Agreement (see Note 13), the Company and certain of its subsidiaries entered into a First Amendment to Amended and Restated Credit Agreement (the “Amendment”) with the Lenders and FMB as Agent for the Lenders. Pursuant to the Amendment, the Agent and Lenders provided requisite consent to the Company for the Warrant Repurchase and the parties agreed that payment of the Warrant Repurchase price would not reduce the amount of “Excess Cash Flow” of the Company for purposes of determining certain Company prepayment obligations.

On June 26, 2026, the Agent and the Lenders provided the requisite consent under the Amended Credit Agreement for the Company to complete its underwritten public offering of common stock (see Note 12) and pre-funded warrants (see Note 13). The consent did not amend or waive any other provision of the Amended Credit Agreement, and the net proceeds of the offering were used to prepay borrowings of debt under the Amended Credit Agreement on July 1, 2026 in accordance with the existing terms thereof (see Note 17).

During the six months ended June 30, 2026, the Company recorded amortization of debt discount on the Term Loan of $87, and amortization of deferred financing costs on the Revolving Credit Facility of $76, recorded as interest expense in the Company's condensed consolidated statements of operations. During the six months ended June 30, 2025, the Company recorded amortization of deferred financing costs on its prior revolving credit facility of $51.

During the six months ended June 30, 2026, the Company repaid $1,800 in principal related to the Term Loan. During the six months ended June 30, 2026, the Company borrowed $18,222 and repaid $13,418 under the Revolving Credit Facility. During the six months ended June 30, 2025, the Company borrowed $18,334 and repaid $15,285 under the prior revolving credit facility. At June 30, 2026, the remaining available amount under the Revolving Credit Facility was $12,756.

Promissory Note

The Promissory Note was issued on March 14, 2025 as part of the Settlement Agreement to resolve a contingent consideration liability. It is an unsecured obligation of the Company. The Promissory Note bears interest at a fixed annual rate of 14.0% (the “Interest Rate”). In the event of a default (as defined in the Promissory Note), or during any period of non-payment caused by restrictions under the Subordination Agreement (as defined below), the interest rate increases to 17.0% per annum (the “Default Rate”). Commencing October 14, 2025, the Company is required to pay principal and interest in accordance with an amortization schedule that requires equal monthly payments of $109 on the 14th day of each calendar month through maturity on September 14, 2027. On the maturity date, the Company is required to make a final balloon payment of $2,386, representing the remaining principal and accrued but unpaid interest outstanding at maturity. During the six months ended June 30, 2026, the Company made principal repayments of $401 on the Promissory Note.

The Stockholders' Representative's rights under the Promissory Note are subject to a Subordination Agreement dated March 14, 2025, by and among the Company, FMB and the Stockholders' Representative (the “Subordination Agreement”). Under the terms of the Subordination Agreement, during any period in which an event of default exists under the Amended Credit Agreement, the Company is prohibited from making any payments on the Promissory Note unless FMB provides prior written consent, and the Stockholders' Representative is prohibited from accepting or enforcing any payments during the subordination period. As of June 30, 2026, the Company is in compliance with the monthly required payments of the Promissory Note and there have been no events of default.

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

For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate. For the six months ended June 30, 2026, the Company utilized the discrete effective tax rate method, as allowed under ASC 740, Income Taxes—Interim Reporting when the application of the estimated annual tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. The Company determined that since small changes in estimated annual pre-tax (loss) income would result in significant changes in the estimated annual effective tax rate and significant variations in the customary relationship between the benefit (expense) from income taxes and pre-tax accounting (loss) income, the historical method would not provide a reliable estimate of the effective tax rate for the six months ended June 30, 2026. The Company will reevaluate the use of this method until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate.

For the three months ended June 30, 2026 and 2025, the Company recorded income tax benefit of $315 and $26, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax benefit (expense) of $845 and ($73), respectively. At June 30, 2026, the net deferred tax liabilities were $627 after valuation allowance, compared to net tax liabilities of $3,541 at December 31, 2025.

NOTE 12: COMMON STOCK

June 2026 Public Offering

On June 30, 2026, the Company completed an underwritten public offering of 2,528,571 shares of common stock at a public offering price of $3.50 per share and pre-funded warrants to purchase 900,000 shares of common stock at a public offering price of $3.49 per pre-funded warrant (see Note 13). The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No. 333-296498), which was declared effective on June 16, 2026, and a related prospectus supplement dated June 29, 2026. The Company received net proceeds from the offering of $10,784, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the offering, the Company granted the underwriter a 30-day option to purchase up to 428,614 additional shares of common stock at the public offering price, less underwriting discounts and commissions. The option was unexercised as of June 30, 2026 (see Note 17).

Warrant Exercises

During the six months ended June 30, 2026, holders of 19,004 warrants with an exercise price of $3.25 per share exercised their rights to purchase shares of the Company’s common stock, par value $0.01 per share, on a cashless basis, resulting in the issuances of 2,656 shares. The Company received no cash proceeds from these exercises.

NOTE 13: WARRANTS

The Company had outstanding warrants classified as equity instruments in the Company’s condensed consolidated financial statements totaling 3,614,299 shares and 5,364,802 shares at June 30, 2026 and December 31, 2025, respectively, in each case excluding the Pre-Funded Warrants described below. The weighted average exercise price of the outstanding warrants was $4.02 and $4.66 at June 30, 2026 and December 31, 2025, respectively. The weighted average remaining contractual life of the outstanding warrants was 2.25 and 2.55 years at June 30, 2026 and December 31, 2025, respectively. The decrease in outstanding warrants during the six months ended June 30, 2026 is attributable to the repurchase and cancellation of the Warrant exercisable for 1,731,499 shares described below and the cashless exercises of 19,004 warrants (see Note 12).

On February 16, 2026, the Company entered into a Warrant Repurchase Agreement (the “Warrant Repurchase Agreement”) with Slipstream Communications, LLC (the “Warrant Holder”). Under the Warrant Repurchase Agreement, the Company agreed to repurchase from the Warrant Holder a warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an aggregate repurchase price of $200. There was no repurchase feature in the Warrant that would have impacted the equity classification of the Warrant while outstanding. The repurchase was negotiated between the parties in a separate transaction. The Warrant was initially issued to the Warrant Holder pursuant to a Second Amended and Restated Loan and Security Agreement, dated as of February 17, 2022, by and among the Company, the Warrant Holder and the other signatories thereto and was subsequently amended and restated twice, as of June 30, 2022 and as of October 17, 2024, respectively. As amended and restated, the Warrant was exercisable for up to an aggregate of 1,731,499 shares of Common Stock (the “Warrant Shares”) at an exercise price per Warrant Share equal to $6.00. The closing of the Warrant Repurchase was completed on February 17, 2026. Upon settlement of the transaction, the Warrant was cancelled and is of no further force or effect.

Pre-Funded Warrants

On June 30, 2026, in connection with the public offering described in Note 12, the Company issued pre-funded warrants to purchase 900,000 shares of common stock (the “Pre-Funded Warrants”) at an exercise price of $0.01 per share. The Pre-Funded Warrants are exercisable immediately, have no expiration date, and may be exercised at the holder’s election on a cashless basis. Exercise of the Pre-Funded Warrants is subject to a 4.99% beneficial ownership limitation, which a holder may increase to 9.99% upon 61 days’ notice to the Company. The Pre-Funded Warrants do not contain any other provisions except for certain standard anti-dilution provisions subject to adjustments as a result of stock dividends, stock splits, stock combinations, or stock recapitalizations, and meet the criteria for equity classification. Accordingly, the Company recorded additional paid-in capital in an amount equal to net proceeds of $2,811, which was comprised of gross proceeds of $3,141 and issuance costs of $330, and is included in the total net proceeds from the offering of $10,784 disclosed in Note 12.

There were no exercises of the Pre-Funded Warrants from issuance through June 30, 2026, and 900,000 remained outstanding as of June 30, 2026.

NOTE 14: STOCK-BASED COMPENSATION

Time Vesting Options

On April 1, 2025, the Company granted stock options to purchase an aggregate of 567,500 shares of common stock to employees pursuant to the Company’s 2023 Plan, which was previously approved by shareholders. The options have an exercise price of $1.95 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 96%, expected term of 6.5 years, risk-free interest rate of 4.00%, dividend yield of 0%, and the Company’s stock price of $1.95 as of the valuation date. The awards are recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718, Compensation - Stock Compensation based on the grant-date fair value of the options.

On June 2, 2025, the Company granted stock options to purchase an aggregate of 378,000 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $3.05 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 4.17%, dividend yield of 0%, and the Company’s stock price of $3.05 as of the valuation date. The awards are recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On April 17, 2026, the Company granted stock options to purchase 150,000 shares of common stock to an employee under the 2023 Plan. The options have an exercise price of $3.84 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 94%, expected term of 6.5 years, risk-free interest rate of 3.99%, dividend yield of 0%, and the Company’s stock price of $3.84 as of the valuation date. The awards are recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

On May 27, 2026, the Company granted stock options to purchase an aggregate of 373,500 shares of common stock to employees under the 2023 Plan. The options have an exercise price of $3.69 per share, equal to the closing market price of the Company’s common stock on the grant date. The options vest in equal annual installments over a three-year period, subject to continued service through each vesting date, and expire ten years from the date of grant. The Company determined the grant-date fair value using the Black-Scholes option pricing model with key assumptions including expected volatility of 93%, expected term of 6.5 years, risk-free interest rate of 4.28%, dividend yield of 0%, and the Company’s stock price of $3.69 as of the valuation date. The awards are recognized as stock-based compensation expense on a straight-line basis over the requisite service period in accordance with ASC 718 based on the grant-date fair value of the options.

A summary of time vesting options is included below:

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of Exercise			Number	Contractual	Exercise	Options	Exercise
Prices Between			Outstanding	Life	Price	Exercisable	Price
$0.01	-	$4.00	1,606,500	9.25	$2.91	286,000	$2.43
$4.01	-	$8.00	386,671	4.23	$7.34	386,671	$7.34
$8.01+			6,946	1.82	$21.24	6,946	$21.24
			2,000,117	8.26	$3.83	679,617	$5.42

Performance Vesting Options

A summary of performance vesting options is included below:

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
160,000	3.92	$7.59	160,000	$7.59

Market Vesting Options

On June 2, 2025, the Company accelerated the vesting of the market-vesting options to purchase 733,334 shares of common stock. Prior to such acceleration, the vesting of these options depended on the Company’s share price meeting various price targets. One such share price target was an amount equal to the “Guaranteed Price,” as such term is defined in the Merger Agreement by and among the Company, Reflect, CRI Acquisition Corporation, a Delaware corporation, and RSI Exit Corporation, a Texas corporation and representative of the former stockholders of Reflect (“RSI”). On March 14, 2025, the Company and RSI settled and resolved a dispute related to the Guaranteed Consideration. On June 2, 2025, in consideration of the efforts in resolving and settling such dispute, the Compensation Committee of the Company fully vested the 733,334 options. As a result of the amendment and corresponding vesting, the Company recognized stock compensation expense of $1,149 during the six months ended June 30, 2025.

A summary of market vesting options is included below:

Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Options	Exercise
Outstanding	Life	Price	Exercisable	Price
733,334	5.96	$3.00	733,334	$3.00

A summary of total outstanding options is included below:

	Market Vesting Options		Time Vesting Options		Performance Vesting Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Date/Activity	Outstanding	Price	Outstanding	Price	Outstanding	Price
Balance, January 1, 2026	733,334	$3.00	1,635,230	$4.24	240,000	$7.59
Granted	-	$-	523,500	$3.73	-	$-
Forfeited or expired	-	$-	(158,613)	$7.28	(80,000)	$7.59
Balance, June 30, 2026	733,334	$3.00	2,000,117	$3.83	160,000	$7.59

The weighted average remaining contractual life for total exercisable options is 5.83 years as of June 30, 2026.

Employee Awards

Stock-based compensation expense recognized related to stock options and restricted stock units to employees for the three months ended  June 30, 2026 and 2025 was $376 and $1,249, respectively, and is included in general and administrative expenses in the condensed consolidated financial statements.

Stock-based compensation expense recognized related to stock options and restricted stock units to employees for the six months ended  June 30, 2026 and 2025 was $646 and $1,251, respectively, and is included in general and administrative expenses in the condensed consolidated financial statements.

As of June 30, 2026, there was $3,913 of total unrecognized compensation expense related to unvested share-based awards, which is expected to be recognized over a weighted average period of approximately 2.34 years.

Director Awards

Compensation expense recognized for the issuance of stock options awarded to our Board of Directors for the three months ended  June 30, 2026 and 2025 was $54 and $141, respectively, and was included in general and administrative expenses in the condensed consolidated financial statements.

Compensation expense recognized for the issuance of stock options awarded to our Board of Directors for the six months ended  June 30, 2026 and 2025 was $108 and $141, respectively, and was included in general and administrative expenses in the condensed consolidated financial statements.

As of June 30, 2026 there was $108 unrecognized compensation expense related to share-based awards to directors, which is expected to be recognized over a weighted average period of approximately 0.5 years.

NOTE 15: SEGMENT REPORTING

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

Significant Customers

We had one customer that accounted for 17% of revenue for the three months ended June 30, 2026, compared to one customer that accounted for 20% of revenue for the three months ended June 30, 2025.

We had two customers that accounted for 10% and 12% of revenue for the six months ended June 30, 2026, compared to two customers that accounted for 13% and 12% of revenue for the six months ended June 30, 2025.

We had one customer that accounted for 12% of accounts receivable as of June 30, 2026 and one customer that accounted for 12% of accounts receivable as of December 31, 2025.

Revenues by Geographical Area

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues by Geographical Area:
United States	$15,345	$13,030	$25,988	$22,764
Canada	6,160	-	11,865	-
Total Revenues	$21,505	$13,030	$37,853	$22,764

Significant Vendors

No vendors accounted for more than 10% of outstanding accounts payable at June 30, 2026, and three vendors accounted for 30%, 18% and 10% of outstanding accounts payable at December 31, 2025.

Long Lived Assets by Geographical Region

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating and finance lease right-of-use assets:

	June 30,	December 31,
	2026	2025
United States	$1,732	$1,950
Canada	22,568	25,762
Total	$24,300	$27,712

NOTE 16: LEASES

The Company's lease portfolio primarily comprises operating leases for office space and finance leases for computer equipment and DOOH media assets from the acquisition of CDM. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Leases may include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes the classification of operating and finance lease assets and liabilities in the Company's condensed consolidated balance sheet:

	June 30,	December 31,
	2026	2025
Assets:
Finance lease assets	$18,216	$22,658
Operating lease assets	1,839	2,117
Total lease assets	$20,055	$24,775

Liabilities:
Operating lease liabilities:
Current portion of operating lease liabilities	$607	$596
Non-current portion of operating lease liabilities	1,353	1,673
Finance lease liabilities:
Current portion of finance lease liabilities	5,481	3,799
Non-current portion of finance lease liabilities	13,592	17,844
Total lease liabilities	$21,033	$23,912

The following table summarizes the operating and financing lease expenses in the Company's condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$181	$197	$361	$315
Finance lease expense:
Amortization of right-of-use assets	1,867	12	3,752	23
Interest on lease liabilities	413	1	857	3
Total lease expense	$2,461	$210	$4,970	$341

The following table provides lease term and discount rate information related to operating and finance leases:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (years):
Operating leases	3.6	4.0
Finance leases	2.5	3.0

Weighted average discount rate:
Operating leases	8.2%	8.2%
Finance leases	8.0%	8.0%

The following sets forth future minimum lease payments:

	Operating	Finance	Total
	Leases	Leases	Leases
Future minimum payments:
Remainder of 2026	$373	$4,395	$4,768
2027	676	7,951	8,627
2028	534	8,921	9,455
2029	337	197	534
2030	329	-	329
Total undiscounted cash flows	2,249	21,464	23,713
Less imputed interest	(289)	(2,391)	(2,680)
Present value of lease liabilities	$1,960	$19,073	$21,033

Supplemental cash flow information and non-cash activity related to leases include the following:

	For the Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$374	$315
Operating cash flows paid for finance leases	$857	$-
Financing cash flows paid for finance leases	$1,862	$26

NOTE 17: SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after the balance sheet date through the date these condensed consolidated financial statements were issued and identified the following:

Prepayments of Borrowings Under the Amended Credit Agreement from the Public Offering

On July 1, 2026, net proceeds of the June 2026 public offering (see Note 12) were applied to repay outstanding borrowings under the Amended Credit Agreement through normal operations, including a payment of $1,000 of remaining unpaid principal under the Term Loan and the remainder under the Revolving Credit Facility. Amounts repaid under the Revolving Credit Facility remain available for future borrowing, subject to the terms and conditions of the Amended Credit Agreement (see Note 9).

Exercise of Underwriter Option to Purchase Common Stock

On July 7, 2026, the underwriter fully exercised its option to purchase additional shares of common stock granted in connection with the June 2026 public offering (see Note 12). At the closing of the over-allotment option, which occurred on July 8, 2026, the Company issued 428,614 shares of common stock at the public offering price of $3.50 per share, less underwriting discounts and commissions, resulting in net proceeds to the Company of $1,410.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The tables presented below compare our results of operations from one period to another and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For The Three Months Ended
	June 30,
	2026	2025	Change $	Change %
Sales:
Hardware	$7,475	$7,073	$402	6%
Services and other	14,030	5,957	8,073	136%
Total sales	21,505	13,030	8,475	65%
Cost of sales:
Hardware	6,197	5,298	899	17%
Services and other	7,011	2,715	4,296	158%
Total cost of sales	13,208	8,013	5,195	65%
Gross profit	8,297	5,017	3,280	65%

Operating expenses:
Sales and marketing expenses	2,024	1,156	868	75%
General and administrative expenses	9,018	5,192	3,826	74%
Total operating expenses	11,042	6,348	4,694	74%
Operating loss	(2,745)	(1,331)	(1,414)	106%

Other expenses (income):
Interest expense, including amortization of debt discount	1,426	513	913	178%
Other expense (income), net	40	(1)	41	(4100%)
Total other (income) expenses, net	1,466	512	954	186%
Loss before income taxes	(4,211)	(1,843)	(2,368)	128%
Income tax benefit (expense)	315	26	289	1112%
Net loss	$(3,896)	$(1,817)	$(2,079)	114%

Sales

Sales increased by $8,475 or 65%, to $21,505 for the three months ended June 30, 2026 compared to the same period in 2025. Hardware revenues during the second quarter of 2026 were $7,475, an increase of $402 as compared to the same period in 2025. The increase was due to the inclusion of CDM, which contributed $380 during the period. Services and other revenues were $14,030, an increase of $8,073 for the three months ended June 30, 2026, as compared to the same period in 2025, due to the acquisition of CDM. Managed services revenue, which includes the Company’s SaaS subscription services, was $4,991, an increase of $507, or 11%, as compared to the same period in 2025, largely driven by the inclusion of CDM in 2026, which represented approximately $1,813. This increase was offset by the expiration of certain customer contracts within the legacy operations of CRI. Other services revenue also increased as a result of the acquisition of CDM, up $1,326 for the three months ended June 30, 2026 as compared to the same period in 2025.

Gross Profit

Gross profit margin was 39% and 39% for the three months ended June 30, 2026 and 2025, respectively. Hardware gross margin decreased 8 points, due to an unusually higher mix of lower margin QSR deployments during the 2026 period. Services and other gross margin decreased 4 points in the quarter compared to the prior year period.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing expenses. Costs increased by $868, or 75% for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to the inclusion of CDM.

General and Administrative Expenses

General and administrative expenses increased by $3,826 or 74%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by the inclusion of CDM, which represented $4,241 of expense offset by lower stock compensation expense for the period.

Interest Expense

Interest expense increased by $913 or 178%, during the three months ended June 30, 2026 as compared to June 30, 2025 primarily as a result of the new Term Loan entered into during November 2025. See Note 9, Debt, to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Other Expense (Income)

The Company recognized $40 in other expenses for the three months ended June 30, 2026 as compared to $(1) for the three months ended June 30, 2025. The increase is a result of the inclusion of CDM in 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The tables presented below compare our results of operations from one period to another and present the results for each period and the change in those results from one period to another in both dollars and percentage change.

	For The Six Months Ended June 30,

	2026	2025	Change $	Change %
Sales:
Hardware	$12,032	$10,467	$1,565	15%
Services and other	25,821	12,297	13,524	110%
Total sales	37,853	22,764	15,089	66%
Cost of sales:
Hardware	10,116	7,602	2,514	33%
Services and other	13,844	5,692	8,152	143%
Total cost of sales	23,960	13,294	10,666	80%
Gross profit	13,893	9,470	4,423	47%

Operating expenses:
Sales and marketing expenses	4,921	2,403	2,518	105%
General and administrative expenses	17,923	9,120	8,803	97%
Total operating expenses	22,844	11,523	11,321	98%
Operating loss	(8,951)	(2,053)	(6,898)	336%

Other expenses (income):
Interest expense, including amortization of debt discount	2,891	834	2,057	247%
Gain on settlement of contingent consideration	-	(4,775)	4,775	(100%)
Other expense, net	360	264	96	36%
Total other (income) expenses, net	3,251	(3,677)	6,928	(188%)
(Loss) income before income taxes	(12,202)	1,624	(13,826)	(851%)
Income tax benefit (expense)	845	(73)	918	(1,258%)
Net (loss) income	$(11,357)	$1,551	$(12,908)	(832%)

Sales

Sales increased by $15,089 or 66%, to $37,853 for the six months ended June 30, 2026 compared to the same period in 2025. Hardware revenues during the first half of 2026 were $12,032, an increase of $1,565 as compared to the same period in 2025. Approximately 68% of the increase was due to the inclusion of CDM, with the remaining 32% driven by new customer deployments during the first half of 2026. The number of new deployments was lower than expected due to adverse weather conditions that delayed planned installations in multiple regions. Services and other revenues were $25,821, an increase of $13,524 for the six months ended June 30, 2026, as compared to the same period in 2025, due to the acquisition of CDM. Installation services revenue was $7,742, an increase of $4,908 for the six months ended June 30, 2026, as compared to the same period in 2025, driven by the inclusion of CDM in 2026 along with the continued roll-outs of QSR and lottery customers. Digital marketing advertising and other services revenues also increased as a result of the acquisition of CDM, up $8,979 for the six months ended June 30, 2026 as compared to the same period in 2025. Managed services revenue, which includes the Company’s SaaS subscription services, was $8,368, a decrease of $363, or 4%, as compared to the same period in 2025, due to the expiration of certain customer contracts in 2025.

Gross Profit

Gross profit margin was 37% and 42% for the six months ended June 30, 2026 and 2025, respectively. Hardware gross margin decreased 11 points, due to an unusually higher mix of lower margin QSR deployments during the 2026 period and $486 in costs associated with transitioning away from an outsourced installer of a large CDM customer. Services and other gross margin decreased 7 points in the period compared to the prior year period driven by the expiration of certain customer contracts in 2025.

Sales and Marketing Expenses

Sales and marketing expenses generally include the salaries, taxes, and benefits of our sales and marketing personnel, as well as trade show activities, travel, and other related sales and marketing expenses. Costs increased by $2,518, or 105% for the six months ended June 30, 2026 as compared to the same period in 2025, driven primarily by the inclusion of CDM which contributed $1,874 of expenses for the period.

General and Administrative Expenses

General and administrative expenses increased by $8,803 or 97%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily driven by the inclusion of CDM, which represented $8,020 of expense, and additional accounting, compliance, legal and other one-time fees and severance costs in connection with the integration of CDM.

Interest Expense

Interest expense increased by $2,057 or 247%, during the six months ended June 30, 2026 as compared to June 30, 2025 primarily as a result of the Amended Credit Agreement entered into during November 2025. See Note 9, Debt, to the condensed consolidated financial statements for a discussion of the Company’s debt and related interest expense obligations.

Other Expense (Income)

The Company recognized $360 in other expenses for the six months ended June 30, 2026 as compared to $264 for the six months ended June 30, 2025. The increase is a result of the inclusion of CDM in 2026.

Summary Unaudited Quarterly Financial Information (Non-GAAP)

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position, or cash flows, but excludes or includes amounts that would not be so excluded or included in the most comparable U.S. generally accepted accounting principles (“GAAP”) measure. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted EBITDA (“Adjusted EBITDA”) are non-GAAP financial performance measures we believe offer a useful view of the overall operations of our business. These non-GAAP financial performance measures, which may not be comparable to, and may be defined differently than, similarly titled measures used or reported by other companies, should not be considered in isolation from or as a substitute for the related GAAP measures and should be read together with financial information presented on a GAAP basis.

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

The table below shows the reconciliation of the Company's net loss to EBITDA and Adjusted EBITDA:

			Quarters Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
GAAP net loss	$(3,896)	$(7,461)	$(1,965)	$(7,862)	$(1,817)
Interest expense:
Amortization of deferred financing costs	80	83	60	26	25
Interest expense, net	1,385	1,382	1,055	504	488
Depreciation/amortization:
Amortization of intangible assets	1,456	1,441	1,350	1,171	1,165
Depreciation of property and equipment	2,429	2,452	1,512	54	52
Income tax expense (benefit)	(315)	(530)	1,175	(82)	(26)
EBITDA	$1,139	$(2,633)	$3,187	$(6,189)	$(113)
Adjustments
Stock-based compensation	430	324	724	308	1,249
Deal & transaction expenses	105	43	1,188	766	-
CDM related integration and transition costs	240	1,452	-	-	-
Loss on impairment of software asset	-	-	-	5,712	-
Loss on modification of revolver	-	-	24	-	-
Other expense (income)	40	320	108	144	(1)
Adjusted EBITDA	$1,954	$(494)	$5,231	$741	$1,135

Liquidity and Capital Resources

Overview

See Note 1, Nature of Organization and Operations, to the accompanying condensed consolidated financial statements for a detailed discussion of liquidity and financial resources.

Operating Activities

Net cash provided by operating activities was $1,003 for the six months ended June 30, 2026 compared to net cash provided by operating activities of $773 for the six months ended June 30, 2025. Cash provided in 2026 was primarily attributable to a net loss of $11,357, offset by net non-cash charges of $8,461 and a $3,899 net source of cash from changes in operating assets and liabilities. Cash provided in 2025 was primarily attributable to net income of $1,551 reduced by net non-cash gain of $(591) (including a $4,775 gain on settlement of contingent consideration), in addition to a decrease in operating assets and liabilities of $187.

Investing Activities

Net cash used in investing activities was $3,220 for the six months ended June 30, 2026 compared to $1,264 for the six months ended June 30, 2025. Capitalization of internally developed software costs was $768 for the six months ended June 30, 2026 compared to $1,155 for the six months ended June 30, 2025. Purchases of property and equipment were $2,452 for the six months ended June 30, 2026 compared to $109 for the six months ended June 30, 2025. The Company did not have any material commitments for capital expenditures as of June 30, 2026.

Financing Activities

Net cash provided by financing activities was $11,325 for the six months ended June 30, 2026 compared to $23 for the six months ended June 30, 2025. Cash provided in 2026 was primarily attributable to $10,784 of net proceeds from the 2026 public offering of common stock and pre-funded warrants and net borrowings of $4,804 under the Revolving Credit Facility ($18,222 in proceeds and $13,418 in repayments), partially offset by $2,201 of scheduled principal payments on the Term Loan and the Promissory Note, $1,862 in repayments of finance lease obligations (which increased relative to the prior-year period as a result of finance leases assumed in the CDM Acquisition), and $200 used to repurchase Common Stock warrants pursuant to the Warrant Repurchase Agreement entered into on February 16, 2026. Remaining available amounts under the Revolving Credit Facility were $12,756 as of June 30, 2026. Cash provided in 2025 was primarily attributable to net borrowings of $3,049 under the Revolving Credit Facility under the Prior Credit Agreement ($18,334 in proceeds and $15,285 in repayments), partially offset by a $3,000 cash payment in connection with the partial settlement of the contingent consideration liability and $26 in repayments of finance lease obligations. See Note 9, Debt, and Note 12, Common Stock, to the condensed consolidated financial statements for further discussion.

Contractual Obligations and Commitments

As of June 30, 2026, we had operating and finance lease obligations of approximately $21,033 payable over the next five years. These obligations relate primarily to corporate office space, warehousing and light-assembly facilities used to stage and deploy digital signage hardware and leased equipment supporting our operations.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2026, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian dollar, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2026. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026, and were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Underwriting Agreement, dated June 29, 2026, between Creative Realities, Inc. and Craig-Hallum Capital Group LLC.	8-K	1.1	June 30, 2026	—
10.2	Form of Pre-Funded Warrant.	8-K	4.1	June 30, 2026	—
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a).				X
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350.				X
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE REALITIES, INC.

Date: August 14, 2026	By: /s/ Richard Mills
Richard Mills
Chief Executive Officer

Date: August 14, 2026	By: /s/ Tamra Koshewa
Tamra Koshewa
Chief Financial Officer